Form 10QSB
period 1995-09-30
WHITESTONE INDUSTRIES INC
filed 1996-01-12
CIK 838796

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1995

                                       OR

              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to
                                     ---------------    ---------------

                        Commission file number: 33-20432

                           WHITESTONE INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)


                Delaware                              75-2228828
--------------------------------------------------------------------------------
                 State or other jurisdiction of (I.R.S. Employer
                incorporation or organization Identification No.)


               2255 Glades Road, Suite 324A, Boca Raton, FL 33431
--------------------------------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)


                                 (407) 347-6498
--------------------------------------------------------------------------------
               (Registrant's telephone number including area code)


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  x    No
                                               ---      ---

        The number of shares of registrant's Common Stock, $.0001 par value, outstanding as of September 30, 1995 was 13,003,179 shares.

                           WHITESTONE INDUSTRIES, INC.

                                      INDEX

                                                                                    Page
                                                                                   Number
                                                                                   ------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

Balance Sheet -- September 30, 1995                                                F-3

Statements of Operations -- Three months ended                                     F-4
   September 30, 1995 and 1994; and nine months ended September 30,
   1995 and 1994

Statements of Cash Flows -- Three months ended                                     F-5
   September 30, 1995 and 1994; and nine months ended September 30,
   1995 and 1994

Notes to Financial Statements                                                      F-6

Item 2.  Management's Discussion and Analysis of                                   F-7
           Plan of Operation

PART II - OTHER INFORMATION                                                        F-9

SIGNATURES                                                                         F-10

                           WHITESTONE INDUSTRIES, INC.

                                  BALANCE SHEET

                               SEPTEMBER 30, 1995

                                   (Unaudited)

                                     ASSETS

ASSETS:                                                                                   $         -
                                                                                          ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:                                                                              $         -
                                                                                          ===========


STOCKHOLDERS' EQUITY:
    Preferred stock, $ .01 par value; 1,000,000 shares authorized;
       none issued and outstanding                                                                  -
    Common stock, $ .0001 par value; 20,000,000 shares
       authorized, 13,003,179 shares issued and outstanding                                     1,300
    Additional paid-in capital                                                              1,004,014
    Accumulated deficit                                                                    (1,005,314)
                                                                                          -----------
       TOTAL STOCKHOLDERS' EQUITY                                                         $         -
                                                                                          ===========

                       See notes to financial statements

                           WHITESTONE INDUSTRIES, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                            Nine months ended                  Three months ended
                                                              September 30,                       September 30,
                                                     --------------------------------   ---------------------------------
                                                          1995             1994              1995              1994
                                                     ---------------  ---------------   ---------------   ---------------
REVENUES                                               $         -      $         -       $         -       $         -

GENERAL AND ADMINISTRATIVE EXPENSES                              -                -                 -                 -
                                                       -----------      -----------       -----------       -----------

NET INCOME (LOSS) FROM CONTINUING OPERATIONS                     -                -                 -                 -

INCOME (LOSS) FROM DISCONTINUED OPERATIONS                (158,689)        (162,552)           (6,536)          (64,457)
                                                       -----------      -----------       -----------       -----------

NET LOSS                                               $  (158,689)     $  (162,552)      $    (6,536)      $   (64,457)
                                                       ===========      ===========       ===========       ===========

NET LOSS PER COMMON SHARE
    Continuing                                         $         -      $         -       $         -       $         -
    Discontinued                                          ($ 0.012)        ($ 0.015)         ($ 0.001)         ($ 0.006)
                                                       -----------      -----------       -----------       -----------
                                                       $  ($ 0.$12)        ($ 0.0$5)         ($ 0.$01)         ($ 0.006)
                                                       ===========      ===========       ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
    SHARES OUTSTANDING                                  13,003,179       10,984,429        13,003,179        10,984,429
                                                       ===========      ===========       ===========       ===========

                       See notes to financial statements

                           WHITESTONE INDUSTRIES, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                  Nine months ended September 30,
                                                                  ------------------------------
                                                                        1995        1994
                                                                     ---------    ---------
CASH FLOWS FROM CONTINUING OPERATIONS:
    Net loss                                                         $       -    $       -
                                                                     ---------    ---------

NET CASH PROVIDED BY CONTINUING OPERATIONS                                   -            -

CASH FLOW FROM DISCONTINUED OPERATIONS
    Net loss                                                          (158,689)    (162,552)
    Depreciation and amortization                                            -      110,005
    Net changes in assets and liabilities in discontinued                    -
          business                                                                  108,752

NET CASH PROVIDED BY INVESTING ACTIVITIES                                    -            -

CASH FLOWS FROM FINANCING ACTIVITIES:
    Issuance of common stock                                           317,188            -
    Distributions of capital                                          (158,499)           -
                                                                     ---------    ---------

NET CASH PROVIDED BY FINANCING ACTIVITIES                              158,689            -
                                                                     ---------    ---------

NET INCREASE (DECREASE) IN CASH                                              -       56,205

CASH AT BEGINNING OF PERIOD                                                  -       33,489
                                                                     ---------    ---------

CASH AT END OF PERIOD                                                $       -    $  89,694
                                                                     =========    =========

                       See notes to financial statements

                           WHITESTONE INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions on Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments necessary for a fair statement of the results of operations and financial position for the interim periods presented. Operating results for the nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

For a more complete understanding of the Company's financial position and results of operations, reference is made to the financial statements of Whitestone Industries, Inc. and related notes thereto previously filed with the Company's Form 10-KSB for the year ended December 31, 1994.

NOTE 2 - DISCONTINUED OPERATIONS

In October 1995 (effective July 1, 1995), the Company sold its oil and gas business (including all related assets and liabilities) to Magnum Petroleum, Inc. ("Magnum") in exchange for $300,000 in cash, 85,159 shares of Magnum common stock and 50,000 options to purchase Magnum common stock at prices from $4.00 to $4.25. Substantially all of this consideration was subsequently transferred to the Company's then president and majority stockholder in settlement of amounts owed to him by the Company and for his assumption of all remaining liabilities of the Company outstanding as of that date. Accordingly, the results of the oil and gas properties are shown separately as "discontinued operations". The Company's 1994 financial information has been reclassified to conform with the 1995 presentation.

NOTE 3 - SUBSEQUENT EVENTS

a. In October 1995 the Company distributed all of its assets, including Magnum Securities to its then President and majority stockholder to retire certain debts owed to him, and for his assumption of all remaning liabilities of the Company outstanding as of that date.

In October 1995, the Company spun off Whitestone Games, a wholly owned subsidiary to its stockholders.

The net effect of all the above transactions has been reported as a distribution of capital.

b. On December 7, 1995, the Company, Whitestone Group, Ltd., a British Virgin Islands limited partnership organized under the laws of British Virgin Islands ("WGL"), Golden Bear Entertainment Corporation, a California corporation ("GBEC"), and Donald Yu, ("Yu") entered into a Stock Purchase and Exchange Agreement (the "Agreement"), which was effective on December 7, 1995. Pursuant to the Agreement, WGL contributed back to the Company its right and interest in 6,700,000 shares of its 8,700,000 shares of the Company's common stock, in exchange for the Company's interest in certain securities. Prior to December 7, 1995, WGL owned approximately 64.2% of the outstanding capital stock interest of the Company. Upon consummation of the transaction, WGL owned approximately 5.9% of the outstanding capital stock interest of the Company.

Pursuant to the Agreement, the Company acquired all of the capital stock of GBEC in exchange for the distribution to Mr. Yu, the sole stockholder of GBEC, of (I) 3,200,000 shares of restricted common stock of the Company and (II) 500,000 shares of newly issued shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") that are convertible into 78,400,000 (subject to certain anti-dilution provisions) shares of common stock of the Company. The common stock and the Series A Preferred Stock issued to Mr. Yu represents approximately 79.89% of the outstanding capital stock interest of the Company.

 ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF PLAN OF
          OPERATION

LIQUIDITY AND CAPITAL RESOURCES

In October 1995 the Company distributed all of its assets, including Magnum Securities to its then president and majority stockholder to retire certain debts owed to him and for his assumption of all remaning liabilities of the Company outstanding as of that date.

In October 1995, the Company spun off Whitestone Games, a wholly owned subsidiary to its stockholders.

The net effect of all the above transactions has been reported as a distribution of capital.

RESULTS OF OPERATIONS

In October 1995 (effective July 1, 1995), the Company sold its oil and gas business (including all related assets and liabilities) to Magnum Petroleum, Inc. ("Magnum") in exchange for $300,000 in cash, 85,159 shares of Magnum common stock and 50,000 options to purchase Magnum common stock at prices from $4.00 to $4.25. Substantially all of this consideration was subsequently transferred to the Company's then president and majority stockholder in settlement of amounts owed to him by the Company and for his assumption of all remaining liabilities of the Company outstanding as of that date. Accordingly, the results of the oil and gas properties are shown separately as "discontinued operations". The Company's 1994 financial information has been reclassified to conform with the 1995 presentation.

PART II - OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS - NONE

Item 2.     CHANGES IN SECURITIES - NONE

Item 3.     DEFAULTS UPON SENIOR SECURITIES - NONE

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - NONE

Item 5.     OTHER INFORMATION - NONE

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K
            On December 7, 1995 the Company filed a report of Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WHITESTONE INDUSTRIES, INC.


                                            By: /s/ Hernan Saide
                                               --------------------------------
                                               President and, President as
                                               Chief Executive Officer

                                            Date: December 7, 1995
                                                  -----------------------------

                                EXHIBIT INDEX
                                -------------


        EXHIBIT 27.1          FINANCIAL DATA SCHEDULE FOR NINE-MONTHS

        EXHIBIT 27.2          FINANCIAL DATA SCHEDULE FOR THREE-MONTHS