Form 10KSB
period 1995-12-31
WHITESTONE INDUSTRIES INC
filed 1996-05-16
CIK 838796

U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1995

                         Commission File No. 32-20432-FW

                          WHITESTONE INDUSTRIES, INC.
- --------------------------------------------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

           DELAWARE                                               75-2228828
- -------------------------------                              -------------------
(State of Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

19200 VON KARMAN AVENUE, SUITE 550, IRVINE, CALIFORNIA              92715
- --------------------------------------------------------------------------------
     (Address of Principal Executive Offices)                     (Zip Code)

                                 (714) 622-5566
- --------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: NONE

                                                  Name of Each Exchange
         Title of Each Class                       on Which Registered

- ---------------------------------------    -------------------------------------

- ---------------------------------------    -------------------------------------

Securities registered under Section 12(g) of the Exchange Act:
                                                              ------------------

- --------------------------------------------------------------------------------
                                (Title of Class)

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [ ]  No [X]

                    This report contains a total of 37 pages.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         State issuer's revenues for its most recent fiscal year: $ -0-

         State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. $4,026,585.

         Common Stock, par value $.0001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on April 1, 1996. Based on the closing bid price of the Common Stock on the National Association of Securities Dealers, Inc. OTC Bulletin Board as reported on March 31, 1996 ($2.37), the aggregate market value of the 1,698,981 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $4,026,585. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                Yes [ ]   No [X]

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  4,673,981 shares of Common Stock, $.0001 par value, as of March 31, 1996.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

INTRODUCTION

         Whitestone Industries, Inc. (the "Company" or "Whitestone") was incorporated as a Delaware corporation on April 19, 1988 under the name "Fortunistics Inc." as a "blind pool" or "blank check" company to seek acquisition possibilities, make acquisitions or enter into other business endeavors. Currently, the Company, through its wholly-owned subsidiary, Golden Bear Entertainment Corporation, is engaged in developing and marketing electronic, interactive, pre-school children's games and educational products. In particular, the Company has developed prototypes of its products and is negotiating marketing outlets, primarily with large, national toy store chains. Accordingly, the Company is considered to be a development stage company for accounting purposes.

BACKGROUND

         Effective October 11, 1988, the Company issued a stock dividend or "spun-off" to its then stockholders, 2,500,000 shares of its common stock, $.0001 par value ("Common Stock") (83,333 shares after giving effect to a one-for thirty (1:30) reverse stock split effective January 18, 1993 of its then outstanding Common Stock (the "Reverse Stock Split") described below in "Acquisition by The Whitestone Group, Ltd."), together with an equal amount of the Company's Class A and Class B Common Stock Purchase Warrants. The distribution of these securities was made pursuant to a Registration Statement on Form S-18 filed with the Securities and Exchange Commission, which became effective October 11, 1988. None of the Company's Class A or Class B Warrants were exercised.

         Following completion of the Company's initial public offering of certain of its securities and stock dividend, the Company's activities were limited to managing its limited resources and investigating potential business opportunities. On November 15, 1988, Mr. Bill Myers ("Myers") acquired 13,000,000 shares of Common Stock (4,333,333 shares post Reverse Stock Split) of the Company from Halter Venture Corporation, the former principal stockholder of the Company. Subsequently, on May 1, 1989, in exchange for shares of its Common Stock, the Company received a commitment or option to acquire up to 10,000,000 shares of common stock of Videoactive Company, a media production and marketing company with limited operations. Thereafter, on December 31, 1991, Mr. Bill Myers, also the principal shareholder of Videoactive Company in addition to being a principal shareholder of the Company, received 10,000,000 additional shares of Common Stock (3,333,334 post Reverse Stock Split. Additionally, 1,000,000 shares of Common Stock (33,334 post Reverse Stock Split) of the Company were issued to Mr. Myers in exchange for Mr. Myer's agreeing to assume various ongoing expenses and other liabilities of the Company during the period in which the Company was seeking an acquisition candidate or developing prospective business operations.

         On January 18, 1993, the Company, its principal stockholder, Mr. Bill Myers, and The Whitestone Group, Ltd., a British Virgin Islands limited partnership ("WGL"), entered into a Stock Purchase Agreement pursuant to which
(i) WGL agreed to purchase 297,143,860 shares of the Common Stock (9,904,762 shares post Reverse Stock Split) in consideration of $10,000; (ii) the Company agreed to undertake a one-for-thirty (1:30) Reverse Stock Split; (iii) the Company agreed to file a Certificate of Amendment to its Certificate of Incorporation to (A) change its name from "Fortunistics, Inc." to "Whitestone Industries, Inc.," (B) reduce its authorized capitalization to 20,000,000 shares of Common Stock ($.0001 per share) and 1,000,000 shares of preferred stock ($.01 per share), (C) provide for certain management matters including indemnification of officers, directors and agents, limitation of liability for breach of fiduciary duty by a director, and (D) eliminate the application of Section 203 of the General Corporation Law of the State of Delaware (which prohibits transactions between stockholders and a corporation); (iv) Myers agreed to grant to Inmobiliaria Nueva York S.A., an affiliate of WGL, an option to purchase 23,139,990 shares of Common Stock (771,333 shares post Reverse Stock Split) of Myers' 24,000,000 shares of Common Stock (800,000 shares) exercisable for an aggregate purchase price of $2,500 at any time or prior to January 19, 1995; and
(v) all officers and directors of the Company resigned, and Mr. Hernan Saide, a principal of WGL, and an affiliate of Inmobiliaria Nueva York, S.A., was elected as the Company's sole Director, President, Chief Executive Officer, Secretary and Treasurer and served in these capacities until December 7, 1995. Upon closing, WGL owned 9,904,762 shares of the total of 10,971,429 shares of Common Stock of the Company outstanding or approximately 90.3% of the outstanding shares, giving effect to the Reverse Stock Split.

OPERATIONS.

         From April 30, 1993, to October 16, 1995 (but effective July 1, 1995), the Company was engaged in the acquisition and development of oil and gas properties, interests and production and the sale and disposition of such properties. During that time, the Company's management focused on prospective operations on the purchase and development of existing oil and gas production properties at a time when major oil and gas companies were divesting themselves of their continental oil production. In management's judgment, activities of major oil and gas companies generated an abundance of purchase opportunities following a decline in the price of petroleum production.

         In connection with (i) the issuance of 9,904,762 shares of Common Stock to WGL pursuant to the Agreement previously described above, and (ii) the assumption of WGL's related bank debt, the Company acquired WGL's 75% ownership in an oil and gas limited liability company (the "LLC") whose primary asset is oil and gas properties located predominantly in Oklahoma and Texas. The management company who owned 25% of the LLC later merged with Magnum Petroleum (see discussion below). The oil and gas properties acquired by the Company were recorded at WGL's historical cost (approximately $1,112,000 before adjustments for receipt of pre-acquisition net revenues). For financial reporting purposes, the operation of the oil and gas properties are included in the accompanying consolidated financial statement effective on May 1, 1993. Pursuant to the LLC's operating agreement, 75% of the net revenue of the LLC, after all monthly operating expenses have been paid, may be distributed to the Company provided the assets of the LLC exceed all liabilities of the LLC.

         Between July 13 and July 18, 1994, the Company acquired all of the capital stock of Entertainment & Gaming International, Inc. ("EGI") and MegaPot, Inc. ("MegaPot"), pursuant to an Agreement and Plan of Reorganization, and acquired a 55% majority interest in HICO, N.V. ("HICO"), pursuant to a Stock Purchase Agreement. At that time, EGI, a Florida corporation, conducted its operations under the name "Sport Shop Television," and was a shopping network that markets, through television, sports-related goods, memorabilia, garments, collectibles and equipment; MegaPot, a Nevada corporation, designed and manufactured software and hardware for video slot machines utilized in casinos; and HICO, a Curacao corporation, owned and operated the Las Palmas Hotel and Casino in Curacao.

         The Company then briefly changed its name from "Whitestone Industries, Inc." to "Entertainment & Gaming International, Inc." However, as a result of the failure of consideration by EGI, the acquisitions of Entertainment & Gaming International, Inc. and HICO, Inc. have been rescinded and annulled and, in the case of MegaPot, Inc., the principals of the respective parties, determined that it would be in the interest of the respective parties that the transaction be rescinded, and that all parties return the shares of capital stock received. All other preliminary agreements and letters of intent relative to the acquisition of additional companies as previously described in the Company's press releases have been terminated, due to misrepresentations on the part of EGI, MegaPot, and HICO. In light of the cancellation of all of these transactions, the Company filed an amendment to its Certificate of Incorporation to change the name of the Company back to Whitestone Industries, Inc. (effective January 25, 1995).

         On March 31, 1995, the Company entered into a licensing agreement with DieHard Marketing Group, Inc. ("DieHard"). In consideration for the issuance of 1,250,000 of its shares of Common Shares and $50,000, the Company received an exclusive worldwide license (the "DieHard License") in and to certain products and proprietary rights with respect to video software to be used in video games and computer systems. The license has an initial period of ten years, subject to automatic renewal for additional ten year periods, unless the agreement is terminated for cause, as defined in the agreement.

         On June 1, 1995, Whitestone Games, Inc. ("Whitestone Games") was incorporated in the State of Florida and became a wholly owned subsidiary of the Company on June 7, 1995. On June 7, 1995, the Company assigned all rights in and to the DieHard License to Whitestone Games.

         In October 1995 (but effective July 1, 1995), the Company sold its oil and gas business (including all related assets and liabilities) to Magnum Petroleum, Inc. ("Magnum") in exchange for (i) $300,000 in cash, (ii) 85,131 shares of Magnum common stock. and (iii) options to purchase 50,000 shares of Magnum common stock at prices from $4.00 to $4.50. Substantially all of this consideration was subsequently transferred to Whitestone Group, Ltd., a British Virgin Islands corporation ("WGL"), whose sole stockholder is the Company's former president and majority stockholder, Hernan Saide, in settlement of amounts owed to WGL by the Company and for WGL's assumption of all remaining liabilities of the Company outstanding as of July 1, 1995. Accordingly, the results of the oil and gas properties are shown on the Company's accompanying financial statements separately as "discontinued operations." Additionally, the Company's 1994 financial information has been reclassified to conform with its 1995 presentation.

         In October 1995, the Company also spun off Whitestone Games to the then stockholders of the Company, in proportion to each stockholder's pro-rata interest in the Company as of the record date (September 6, 1995), which is accounted for as a dividend. The shares of Whitestone Games stock is currently being held in escrow for the benefit of the stockholders until such time a registration statement to be filed with the Securities and Exchange Commission to register the Whitestone Games stock is effective. The registration statement will be prepared by Hernan Saide, the Company's former President, and Amy Habie, a consultant to Whitestone Games.

         On December 7, 1995, the Company, WGL, Golden Bear Entertainment Corporation, a newly organized California corporation ("Golden Bear"), and Mr. Donald Yu, ("Yu"), the sole shareholder of Golden Bear and the Company's current President, CEO, CFO and Chairman, entered into a Stock Purchase and Exchange Agreement (the "Agreement") which was effective as of that date. Pursuant to the

Agreement, WGL contributed back to the Company its right and interest in and to 6,700,000 shares of its 8,700,000 shares of the Company's Common Stock in exchange for the Company's interest in certain securities (85,131 shares of Magnum Petroleum Common Stock and options). Prior to December 7, 1995, WGL owned approximately 64.2% of the outstanding capital stock interest of the Company. Upon consummation of the transaction, WGL owned approximately 5.9% of the outstanding capital stock interest of the Company.

         Pursuant to the Agreement, the Company acquired all of the capital stock of Golden Bear in exchange for the distribution to Mr. Yu of (i) 3,200,000 shares of restricted Common Stock of the Company and (ii) 500,000 shares of newly issued shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") convertible into an 24,000,000 shares of Common Stock (subject to certain anti-dilution provisions). The Common Stock and the series A Preferred Stock issued to Mr. Yu represents approximately 79.89% of the outstanding capital stock interest of the Company. A Statement of Designation was filed with the State of Delaware on December 7, 1995, setting forth the designations, preferences, rights and limitations of the Series A Preferred Stock.

         Effective December 7, 1995, Mr. Donald Yu was appointed the Company's Chief Executive Officer, President, Chief Executive Officer and Chairman, and Mr. George P. Eshoo and Mr.James Koo (who later resigned) were appointed as Directors of the Company and the former officers and directors resigned from their respective offices.

         Effective December 7, 1995, Golden Bear became a wholly-owned subsidiary of the Company. Golden Bear was organized by Donald Yu, an experienced toy and electronic executive, to develop, market, distribute and sell educational and innovative toys incorporating high technology electronics that provide color recognition, voice and "surround-sound." Golden Bear is the licensee for certain technology in connection with two of the products being developed and marketed by the Company as described below.

         On January 22, 1996, Mr. Yu converted 400,000 shares of the Series A Preferred Stock into 19,200,000 shares of Common Stock. On January 29, 1996, the Company amended its Certificate of Designation to provide that the Series A Preferred Stock are not subject to adjustment in the event of a reverse stock split of the Company's Common Stock.

         Subsequently, on January 31, 1996, the Company filed a Certificate of Amendment to its Certificate of Incorporation whereby the Company increased the number of its authorized shares of Common Stock, par value $.0001 from 20,000,000 shares to 30,000,000 shares. The Company also increased the number of authorized shares of preferred stock from 1,000,000 shares to

3,000,000 shares and changed the par value of the Company's preferred stock from $.01 to $.0001. Furthermore, the Company effectuated a one for ten (1:10) reverse stock split of the Company's common stock. Pursuant to the NASD, the reverse stock split became effective on February 2, 1996.

THE TOY INDUSTRY

         There are hundreds of millions of children in the world between the ages of two and twelve years old. In the United States alone, there are over 40 million children in this age group. Retail sales in the United States in 1993 of non-video game toys was estimated at $17.5 billion by the Toy Manufacturers Association, an industry trade group. According to this trade group, the largest toy markets by size are: United States, Japan and Western Europe. The industry is dominated by large American toy manufacturers such as Mattel, Hasbro, Tyco, Fisher-Price and Playskool. These large companies primarily sell their products using in house sales personnel. Other smaller companies typically sell their products through independent manufacturers' representatives.

BUSINESS STRATEGY

         Management believes that currently, there has been minimal integration of electronics into toys, but the success of Nintendo and SEGA indicates that the toy market is prime for other entries to this market. Because the toy industry is highly fragmented, Management believes, but there can be no assurances, that it will be able to grow rapidly with only a limited number of products.

         The Company, through Golden Bear, is currently engaged in the development and marketing of electronic, interactive, pre-school children's games and educational products (For purposes of this section which describes the Company's business, the term "Company" refers to Golden Bear). The Company's activities to date have consisted of developing prototypes of its products and negotiating marketing outlets, primarily with large, national toy store chains. Accordingly, the financial statement presentation is that of a development stage enterprise. Upon reaching a full operating stage, the Company envisions contracting out the manufacture of its products to third parties.

PRODUCTS

         Beginning in October, 1995, Donald Yu, the Company's President, Chief Executive Officer, Chief Financial Officer, and Chairman (as of December 7,
1995), Joseph Whitaker, the Company's Executive Vice President (as of February 5, 1996), Marketing, and Lawrence Aledort, the Company's Senior Vice President, Sales met with major toy buyers (including Toys R Us, Kaybee, J.C. Penney) to preview the Company's initial product line to determine the viability of each product described below and buyer's responses to each of these products. Subsequently, in mid-January 1996, the initial product line described below was displayed at the Hong Kong Toy Fair, primarily to the major domestic import buyers and the international trade. The Company also presented its initial product line to major buyers representing a large cross section of U.S. outlets including Toys R Us, KayBee, Target, Hills, Bradlees, JC Penney, FAO Schwarz, at the Official 93rd American International Toy Fair in New York. As a result of these initial responses, the Company anticipates, but there can be no assurances that it will be able to obtain significant broad U.S. distribution during its 1996 fiscal year (December 31, 1996).

         Additionally, the Company has met with representatives many of the significant international countries which represent large distribution world wide including Canada, France, Italy, Germany and the United Kingdom. The Company plans to secure exclusive distributorships in these and other countries for early 1997 to rapidly expand its world wide position. See "Marketing and Sales."

         The Company's product line currently consists of the following:

         1. CATCH THE BEAT is a stylized FM Radio/Cassette Tape Player with a built-in antenna and full stereo ear phones. On the game-playing surface consists of a 16 raised and lighted (in different colors) buttons (similar to raised telephone numbers on a touch-tone telephone) that light up when music is played through the Tape Cassette Play. By incorporating certain proprietary technology, each button is randomly assigned a note or tone. The object of the game is to listen to the beat, hit which flashing buttons a player believes appears to be assigned the various notes or tones and to score points. The faster the beat of the music, the harder the game is.

         2. SMART FUN - SOUNDS SO REAL STORY TELLER is a moving picture story system with "Wrap-Around" sound that incorporates a proprietary 3-dimensional stereo sound system. Each Story Teller consists of 16 full-color story frames that advance automatically, a built-in backlight for nighttime reading, and color effects with exclusive story cartridges that are easy to load. The sound track incorporates technology using "Surround Sound," giving an impression that certain of these sounds may be coming from overhead, behind, nearby, or far away or are traveling.

         3. SMART FUN - MUSICAL COLOR DISK PLAYER is a small, hand held machine that turns colors into music through proprietary technology. For example, red may be associated wit the note

         "C", blue with "F", green with "G", etc. The user will turn a crank to spin the turntable and hear the color disk. The machine senses each color and turns it into music. In addition to pre-colored disks, blank disks will be included so that users can color their own songs.

         4. SMART FUN - TALKING SHOW 'N KNOW is an interactive light-up learning game that enhances a child's pre-reading skills. In response to questions posed by a realistic electronic voice that also incorporates sound effects, a child will identify the sounds with certain visual pictures. If the response is correct, the child is praised and if the response is incorrect, the child is encouraged to try again or, after several attempts, a new question is asked so that a child is not become frustrated.

MANUFACTURING

         The Company's strategy is to manufacture the majority of its products through unaffiliated contract manufacturers with facilities in Hong Kong, the People's Republic of China and other developing countries in the Pacific Rim region which offers labor cost advantages. Management has significant experience and contacts in the subcontracting of toy manufacturing and particularly, in this region of the world. See "Management." Over the years, Management has established close relationships with several subcontractors and has developed product and manufacturing standards, production planning and quality assurance functions with the ability to monitor costs, quality assurance and oversight of manufacturing processes. Some of the Company's products or components may be manufactured in the United States, depending on cost and related matters.

MARKETING AND SALES

         To conduct domestic sales and follow up on sales leads generated at the toy fairs, the Company will use an established network of experienced toy industry sales representative organizations which have been used previously or are known and well-respected by Management. The Company believes that use of outside sales representatives will allow the Company to maintain a low overhead in its sales operations while, at the same time, to take advantage of professional sales persons with considerable influence in the toy industry. Sales commissions paid to these representative groups will be consistent with industry standard practices, which is typically 5% of net sales. Certain key retailers will be closely monitored by headquarters sales management in Irvine, California, and consideration given to converting such retailers to "House Account" status as that becomes economically viable.

         The Company will sell its products in this manner to major North American retailers of toys, toy-related and consumer electronic products. Accounts that the management has previously sold to or will make efforts to be part of its customer base include:

         Toys R Us                  Sears                    Walmart
         Kay Bee Toys               K-Mart                   Service Merchandise
         Price Club                 Costco                   Hudson Bay
         Target                     Best Buy                 Venture
         Caldor                     Ames                     Bradlee's
         Best Products              BJ's Wholesale           AAFES

         At the international level, the Company anticipates that it will set up exclusive distribution agreements in the major international markets. The Company's strategy is to manufacture products for international distributors once the Company has received a firm order accompanied by a letter of credit issued by the distributor in favor of the Company. The Company believes, but there can be no assurances, that this approach will help to substantially eliminate most of the capital commitment that may be required of the Company prior to the manufacture of products. The Company does not intend to carry any inventory for the international market, thus eliminating all associated costs including storage, overhead, insurance, and inventory related expenses. International distributors will be managed from the Company's headquarters in Irvine, California. The Company believes that it is important that its distributors be local to each country, based upon the Company's belief that the propensity to buy local and this inclination will also help the Company to obtain local input regarding packaging, product positioning, pricing and new product ideas which would appeal to a specific country. The Company's local distributor will be responsible for all of the marketing and selling expenses for each of their respective markets.

COMPETITION

         The toy industry is highly competitive. Competitors include toy companies, divisions of large diversified companies, publishing companies, manufacturers of video and voice communication products and consumer electronic companies. The products envisioned by the Company will compete in a number of different markets with a number of different competitors. The Company's main competitors include Mattel, Hasbro, Tyco, Fisher-Price, Playskool and Video Technology Industries who are considerably larger than the Company and have substantial financial and creative resources. Nonetheless, the Company believes that it will be able to compete favorably with other toy companies by product innovation incorporating advanced technology and through focused marketing and promotion in targeted niche markets.

LICENSE AGREEMENTS

         On December 5, 1995, Golden Bear entered into a license agreement with James Wickstead Design Associates, which grants Golden Bear the exclusive, worldwide right and license to use the proprietary technology during the lives of the proprietary rights in connection with the Smart Fun - Musical Color Disc Player and related products to be developed, in exchange for royalty payments ranging from 3% to 6% of net sales. Other forms of consideration received by the Company in connection with the license are shared equally with the licensor.

         On December 5, 1995, Golden Bear also entered into a license agreement with Diece-Lisa Industries, Inc. which grants Golden Bear the exclusive, worldwide right and license to the proprietary rights relating to the game "Catch the Beat," all merchandising rights), and all related rights to manufacture, use and sell the "Catch the Beat" and related products, in exchange for royalty payments ranging from 4% to 6% of net sales. The initial term of this license is one year, and is automatically renewed if certain minimum royalty amounts ($15,000 per year) are paid. Additionally, the Company and Diece-Lisa Industries, Inc. will share equally in the gross revenues from sublicenses granted to third parties.

         All royalty payments are payable on a quarterly basis (January 1, April 1, June 1 and September 1).

EMPLOYEES

         The Company currently employs 3 persons on a full-time basis of which 2 are in executive positions and one is engaged in administrative capacities. At present, none of the Company's employees are receiving any salaries, although the employees are receiving health insurance benefits.

ITEM 2. DESCRIPTION OF PROPERTY

         Prior to December 7, 1995 the Company's executive offices were located at 2255 Glades Road, Suite 324A, Boca Raton, FL 33431. These premises which consisted of approximately 200 square feet of space, were subject to a lease agreement with HQ of Boca Raton, Inc. The term of the lease was six months, beginning February 1, 1995, at a base rental of $500 per month, and was renewed on August 1, 1995 for an additional six-month period. As of December 7, 1995, Hernan Saide, the Company's former Chairman, President, and Chief Executive Officer, assumed the remaining obligations under the terms of the lease agreement.

         After December 7, 1995 the Company's executive offices were located at 702 Marshall Street, Suite 500, Redwood City, California 94063. These offices were provided to the Company by George P.

Eshoo, a Director of the Company at no charge until February 29, 1996.

         Subsequently, on March 1, 1996, the Company moved its executive offices to 19200 Von Karman Avenue, Suite 500, Irvine, CA 92715. These premises, which consists of approximately 350 square feet of space, and is subject to a lease agreement with DBS, Inc. The lease is on a six month basis, beginning March 1, 1996, at a base rental of $1450 per month. The Company considers these facilities to be temporary.

ITEM 3. LEGAL PROCEEDINGS

         The Company is not engaged in a material legal proceeding. The Company is aware of a lawsuit filed by AJ Robbins, P.C. on November 15, 1995, but the Company has not yet been served on the Company. The lawsuit is based on accountants' fees allegedly due by the Company. The former management of the Company, and specifically Hernan Saide, has indemnified the present management and the Company against any actions that occurred or accrued period to December 7, 1995.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY SHAREHOLDERS

        Not applicable.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED MATTERS

         The Company's Common Stock commenced trading on the OTC Bulletin Board on January 6, 1994 under the symbol "WHST." Subsequently, on February 2, 1996, the NASD advised the Company that its trading symbol had been changed to "WHSN." The following table sets forth the high and low bid quotations for the Common Stock for the periods indicated. These quotations reflect prices between dealers, do not include retail mark-ups, mark-downs or commission and may not necessarily represent actual transactions.

                                                 HIGH            LOW
                                                 ----            ---
         March 31, 1994                            (1)            (1)
         June 30, 1994                             (1)            (1)
         September 30, 1994                        (1)            (1)
         December 31, 1994                         (1)            (1)
         March 31, 1995                            (1)            (1)
         June 30, 1995                           .685           .625
         September 30, 1995                      .875           .640
         December 31, 1995                       .250           .250
         March 31, 1996                          5.00           2.37
         April 1, 1996 - May 14, 1996            2.50           1.75
- --------------
(1)      No trading activities during these periods.

As of March 31, 1996, there were 4,673,981 holders of record of the Company's common stock. The closing bid price quoted on the pink sheets for the Company's Common Stock at March 31, 1996 was $2.37.

         The Company has never declared or paid, and has no present intention to pay, cash dividends on its Common Stock. Any future dividends will necessarily depend upon the Company's future earnings, capital requirements, financial condition and other factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS [NEEDS TO BE REVIEWED]

         The following discussion should be read in conjunction with the consolidated financial statements of the Company and the Notes thereto appearing elsewhere on this Report.

         GENERAL

         The Corporation is in the business of developing lines of toys focused on incorporating the latest advances in electronic technology into new, as well as previously accepted styles of toys.

         RESULTS OF OPERATIONS

         Prior to the series of transactions undertaken on January 18, 1993 culminating in the stock purchase by Whitestone, The Company was not engaged in significant operations. From inception of the Company on April 19, 1988 through the fiscal year ended December 31, 1992, Management's primary focus was on organizing the Company and investigating prospective business opportunities in which to participate. The costs attributable to these activities and general and administrative expenses constitute substantially all of the expenses of the Company from inception through December 31, 1992. Most of these expenses were one time costs and are not of a continuing nature.

YEAR ENDED DECEMBER 31, 1995 ("1995") COMPARED TO YEAR ENDED DECEMBER 31, 1994 ("1994")

         No true comparison can be made between year ended December 31, 1995 and year ended December 31, 1994. The Company currently is in the development stage and as of December 31, 1995 most of the Company's expenses resulted from its research and development. This resulted in net operating losses to the Company.

REVENUES.

         As discussed above, the Company is a development stage company and has not produced any revenues as of December 31, 1995. At December 31, 1995, the Company had net operating losses of approximately $1.6 million expiring in the years 2007 through 2009. On December 7, 1995, the Company experienced a greater than 50% change in ownership. Section 382 of the Internal Revenue Code limits the availability of pre-ownership change losses in such situations. Approximately $1.4 million of such losses are limited to approximately $250,000 of annual utilization in any one year. At December 31, 1995, the Company has a deferred tax asset of approximately $640,000 related to the net operating loss carryforwards. The Company has provided a valuation allowance for the full amount of this deferred tax asset.

         The Company is committed under two perpetual license agreement connected to the development of its products. These agreements call for royalty payments of from 4-6% of all such product sales.

COSTS AND EXPENSES.

         Costs and expenses related to research and development at December 31, 1995 were $101,703. This plus general and administrative expenses of $61,233 comprised 95% of the Company's total costs and expenses.

         In October 1995 (but effective July 1, 1995), the Company sold its oil and gas business (including all related assets and liabilities) to Magnum Petroleum, Inc. ("Magnum") in exchange for (i) $300,000 in cash, (ii) 85,131 shares of Magnum common stock. and (iii) options to purchase 50,000 shares of Magnum common stock at prices from $4.00 to $4.50. Substantially all of this consideration was subsequently transferred to Whitestone Group, Ltd., a British Virgin Islands corporation ("WGL"), whose sole stockholder is the Company's former president and majority stockholder, Hernan Saide, in settlement of amounts owed to WGL by the Company and for WGL's assumption of all remaining liabilities of the Company outstanding as of July 1, 1995. Accordingly, the results of the oil and gas properties are shown on the Company's accompanying financial statements separately as "discontinued operations." Additionally, the Company's 1994 financial information has been reclassified to conform with its 1995 presentation.

LIQUIDITY AND CAPITAL RESOURCES.

         As of December 31, 1995, the Company is in a development stage and has a working capital deficit of approximately ($73,000). The Company is actively seeking financing to develop its operations. As the Company grows and expands into new areas, it must add to its working capital in order to develop and market new products. During 1995, the Company's growth was funded by loans made to the Company by the former CEO, President and Chairman of the Company, and a consultant to the Company, and by a limited number of sales of the Company's Common Stock (resulting in proceeds to the Company of $99,985 through sale of 2,000,000 shares of Common Stock (200,000 shares after giving effect to the February 1996 one for ten (1:10) reverse stock split).

CAPITAL EXPENDITURES.

         During the year ended 1995, the Company's total capital expenditures (including assets acquired with stock and assumed liabilities) were approximately $155,730. These expenditures were attributable to Whitestone Games, Inc., prior to the December 7, 1995 transaction between the Company, Whitestone Group, Ltd. and Golden Bear Entertainment, Inc.

ITEM 7.  CONSOLIDATED FINANCIAL STATEMENTS

         The financial statements are included under Item 13(a) of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE UNDER SECTION 16 (A) OF THE EXCHANGE ACT

         The following table sets forth the names, ages and positions with the Company of the executive officers and directors of the Company. Directors will be elected at the Company's annual meeting of stockholders and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and their terms of office are, except to the extent governed by employment contract, at the discretion of the Board.

      NAME               AGE         POSITION
      ----               ---         --------
Donald Yu                58          President, Chief Executive
                                     Officer, Chief Financial Officer, Director

Hernan Saide             37          President, Chief Executive
                                     Officer, Director

George P. Eshoo          56          Director

Joseph Whitaker          55          Executive Vice President,
                                     Marketing

Lawrence Aledort         61          Senior Vice President, Sales
- ----------

         The officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Messrs. Yu, Whitaker, and Aledort devote their full time to the business of the Company.

         DONALD YU has served as the President, CEO and a Director of the Company since December 7, 1995. From August, 1995 to December,

1995, Mr. Yu was an independent consultant, developing what are now the Company's current products. Since its inception in December 1995, Mr Yu also has served as the sole officer and director of Golden Bear Entertainment Corp., now a wholly owned subsidiary of the Company. From October, 1994 to August, 1995, Mr. Yu was President and Chief Executive Officer of Q-Sound Electronics, Inc.
(QSL), a Newport Beach, California based company specializing in the design, manufacture and market consumer products utilizing proprietary three-dimensional audio, "surround sound" technology. From October, 1993, to October, 1994, Mr. Yu had served as President and CEO of Dynamic Life Products of Newport Beach, California, a manufacturer and distribute of bath safety products. From September, 1990 to July, 1992, Mr. Yu was President of Catalina Toys, Inc., a manufacturer of high tech toys.

         HERNAN SAIDE has served as a Director and Executive officer of the Company from January 18, 1993 through December 7, 1995 when the majority of the Company's stock was acquired by Mr. Donald Yu. Between June 1990 and to the present, Mr. Saide has been engaged in managing various real estate investments through his proprietary company, Sitco, Incorporated, of Boca Raton, Florida. Mr. Saide received a B.A. in Economics in 1984 from the University of Florida and received an executive post-graduate degree in Business Administration in 1987 from the Universidad Adolfo Ibaneo, Santiago, Chile.

         GEORGE P. ESHOO has been senior partner of the law firm of George P. Eshoo, P.A. since 1966. Mr Eshoo attended the University of California at Berkeley, where he received a Bachelor of Science degree in 1961, and received his J.D. in 1966 from the University of California at San Francisco, Hastings College of Law and received his Juris Doctor.

SIGNIFICANT EMPLOYEES

         JOSEPH S. WHITAKER has served as the Company's Executive Vice-President, Marketing since February 5, 1996. Prior to that time, since December 7, 1995, Mr. Whitaker has worked for the Company as a consultant since August of 1995. From February, 1995, to August, 1995, Mr. Whitaker served as Senior Vice-President, Marketing of companies such as Q-Sound Electronics, Inc. From July, 1993 to the present, he has served as an independent consultant to a number members of toy and electronic industries including SEGA of America and Intex Corp. In 1990 and until July of 1992, Mr. Whitaker founded Catalina Toys, and served as its Senior Vice President, Sales and Marketing. Prior to that, Mr. Whitaker was in senior management with Mattel, Inc., Lorimar/Telepictures, Inc. and Columbia Pictures.

         LAWRENCE ALEDORT has served as the Company's Senior Vice-President, Sales, since February 5, 1996. Since 1978, Mr. Aledort has been President of Lawrence Aledort Associates, Inc., a manufacturer's representative of toy and software product lines, as well as marketing and sales consulting. From 1993 to the present, he has also been a principal in Blue Moon Products, an inventing and toy development enterprise.

ITEM 10. EXECUTIVE COMPENSATION

CASH COMPENSATION

         Total cash compensation paid to all executive officers as a group for services provided to the Company in all capacities during the year ended December 31, 1995 aggregated to $17,432.44. Set forth below is summary compensation table in the tabular format specified in the applicable rules of the Securities and Exchange Commission. As indicated, no officer of the Company or any of its subsidiaries received total salary and bonus which exceeded $100,000 during the periods reflected.

                           SUMMARY COMPENSATION TABLE

                                                OTHER                                            ALL
NAME AND                                       ANNUAL      RESTRICTED                           OTHER
PRINCIPAL                                      COMPEN-       STOCK       OPTIONS/    LTIP       COMPEN-
POSITION          PERIOD  SALARY     BONUS     SATION*      AWARD(S)     SARS(#)    PAYOUTS     SATION
- ---------         ------  ------     -----     -------     ---------    --------    -------     ------
Hernan Saide,      1995$   -0-    $   -0-   $17,432.44(1)      -           -0-         -        $  -0-
Chairman,CEO       1994$   -0-    $   -0-   $23,111.88(2)      -           -0-         -        $  -0-
President          1993$   -0-    $   -0    $12,709.92(3)      -           -0-         -        $  -0-

(1) $12,815.33 for automobile allowance, $1,458.80 for dependent health insurance and $3,158.31 for cellular telephone.

(2) $12,482.01 for automobile allowance; $2279.00 for dependent health insurance, and $8,350.87 for cellular telephone.

(3) $4,000 for consulting services; $6,275.58 for automobile allowance; $669 for dependent health insurance; $1,765.34 for cellular telephone.

Donald Yu,     1995    $  -0-    $   -0-     $  -0-   -   _____    -      $  -0-
Chairman,CEO   1994    $  -0-    $   -0-     $  -0-   -   _____    -      $  -0-
President      1993    $  -0-    $   -0-     $  -0-   -   _____    -      $  -0-

EMPLOYMENT AGREEMENTS

         Through March 31, 1996, none of the executive officers or directors received any compensation. As of April 1, 1996, Mr. Yu commenced receiving health insurance benefits.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                               (INDIVIDUAL GRANTS)
- --------------------------------------------------------------------------------
                                     PERCENT OF
                    NUMBER OF        TOTAL OPTIONS/
                    SECURITIES       SARS GRANTED
                    UNDERLYING       TO EMPLOYEES      EXERCISE OR
                    OPTIONS/SARS     IN FISCAL         BASE PRICE     EXPIRATION
    NAME            GRANTED (#)      YEAR              ($/SH)         DATE
- --------------------------------------------------------------------------------
Hernan Saide           -0-               -0-               -0-           ---
Donald Yu              -0-               -0-               -0-           ---

OPTION EXERCISES AND VALUES AT YEAR END

               AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
                          AND FY-END OPTION/SAR VALUES

                                                                   VALUE OF
                                                   NUMBER OF       UNEXERCISED
                                                   UNEXERCISED     IN-THE-MONEY
                                                   OPTION/SARS     OPTION/SARS
                                                   AT FY-END (#)   AT FY-END
                   SHARES
                   ACQUIRED ON       VALUE         EXERCISABLE/    EXERCISABLE/
    NAME           EXERCISE (#)      REALIZED      UNEXERCISABLE   UNEXERCISABLE

Hernan Saide           -0-             -0-              -0-             -0-
Donald Yu              -0-             -0-              -0-             -0-

OPTION GRANTS

There are no outstanding options granted as of the date hereof.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the Company's Common Stock beneficially owned on March 31, 1996, (i) by each person who is known by the Company to own beneficially or exercise voting or dispositive control over 5% or more of the Company's Common Stock, (ii) by each of the Company's directors, and (iii) by all executive officers and directors as a group. At March 31, 1996, there were 4,673,981 shares of Common Stock outstanding, and 100,000 shares of Series A Convertible Preferred Stock outstanding (All figures give effect to a one for ten (1:10) reverse stock split effective February 2, 1996). This information as to beneficial ownership was furnished to the Company by or on behalf of the persons named. In general, a person is deemed to be a "beneficial owner" of a security if that person has or shares the power to vote or direct the voting of such security, or the power to dispose or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which the person has the right to acquire beneficial ownership within

(60) days. Information with respect to the percent of class is based on 4,673,981 shares of the Company's Common Stock issued and outstanding as of March 31, 1996. Unless otherwise indicated, the business address of each person listed is 19200 Von Karman Avenue, Suite 550, Irvine, California 92715.

                                                 SHARES                 PERCENT
             NAME                         BENEFICIALLY OWNED(1)         OF CLASS
             ----                         ---------------------         --------
Donald Yu(2)(3)                                1,120,000                  23.96%

George P. Eshoo(4)                                35,000            less than 1%

All Officers and
Directors as a Group
(2 persons)                                    1,155,000                  24.71%

Jean King(5)                                   1,120,000                  23.96%

Hayden Financial Corporation(6)                  400,000                   8.56%

Spiro Pappas, Trustee(7)                         300,000                   6.41%
- -----------------
(1)Except as otherwise indicated in the footnotes below, each stockholder has sole power to vote and dispose of all the shares of Common Stock listed opposite his name.

(2)Mr. Yu is President, CEO and Chairman of the Company. Does not include 100,000 shares of Series A Preferred Stock that are convertible into 4,800,000 shares of Common Stock. See "Certain Relationships and Related Transactions."

(3)Mr. Yu is the former husband of Ms. King.

(4)Mr. Eshoo is a director of the Company.

(5)Ms. King is the former wife of Mr. Yu. Her address is 10176 Chamberley Court, Cupertino, California 95017. See "Certain Relationships and Related Transactions."

(6)The address for Hayden Financial Corporation is 21560 Toledo Road, Boca Raton, Florida 33433. Hayden Financial Corporation and its principal, Robert Gartzman, initially received a total of 6,500,000 shares of Common Stock (650,000 post reverse split as of February 2, 1996) in connection with financial consulting agreements entered into in December 1995.

(7)The address is 301 W. Oakland Blvd., Fort Lauderdale, Florida 33311.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In February 1996, pursuant to a December 1995 consulting agreement with Hayden Financial Corporation, in consideration for certain services performed and to be performed on behalf of the Company, Hayden Financial Corporation received 6,500,000 shares of Common Stock (650,000 post reverse split as of February 2, 1996). On February 5, 1996, the Company filed a registration statement on Form S-8 with the Securities and Exchange Commission to register 250,000 shares of Common Stock for resale received by Hayden Financial Corporation in connection with the consulting agreement.

         In January 1996, George P. Eshoo, a director of the Company, received 350,000 shares of Common Stock (35,000 post reverse split as of February 2, 1996) in consideration for legal services performed on behalf of the Company.

         On December 26, 1995, Spiro Pappas, Trustee, received 2,000,000 shares of Common Stock (200,000 share post reverse split as of February 2, 1996) from the Company in consideration for $99,985.

         On December 7, 1995, the Company, WGL, Golden Bear Entertainment Corporation, a newly organized California corporation ("Golden Bear"), and Mr. Donald Yu, ("Yu"), the sole shareholder of Golden Bear and the Company's current President, CEO, CFO and Chairman, entered into a Stock Purchase and Exchange Agreement (the "Agreement") which was effective as of that date. Pursuant to the Agreement, WGL contributed back to the Company its right and interest in and to 6,700,000 shares of its 8,700,000 shares of the Company's Common Stock in exchange for the Company's interest in certain securities (85,131 shares of Magnum Petroleum Common Stock and options). Prior to December 7, 1995, WGL owned approximately 64.2% of the outstanding capital stock interest of the Company. Upon consummation of the transaction, WGL owned approximately 5.9% of the outstanding capital stock interest of the Company (See discussion below).

         Pursuant to the Agreement, the Company acquired all of the capital stock of Golden Bear in exchange for the distribution to Mr. Yu of 3,200,000 shares of restricted Common Stock of the Company and (ii) 500,000 shares of newly issued shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") convertible into an 24,000,000 shares of Common Stock (subject to certain anti-dilution provisions). The Common Stock and the series A Preferred Stock issued to Mr. Yu represents approximately 79.89% of the outstanding capital stock interest of the Company. A Statement of Designation was filed with the State of Delaware on December 7, 1995, setting forth the designations, preferences, rights and limitations of the Series A Preferred Stock.

         On January 22, 1996, Mr. Yu converted 400,000 shares of the Series A Preferred Stock into 19,200,000 shares of Common Stock (1,920,00 post Reverse Split). On January 29, 1996, the Company amended its Certificate of Designation to provide that the Series A Preferred Stock are not subject to adjustment in the event of a reverse stock split of the Company's Common Stock.

         Subsequently, on January 31, 1996, the Company filed a Certificate of Amendment to its Certificate of Incorporation whereby the Company increased the number of its authorized shares of Common Stock, par value $.0001 from 20,000,000 shares to 30,000,000 shares. The Company also increased the number of authorized shares of preferred stock from 1,000,000 shares to 3,000,000 shares and changed the par value of the Company's preferred stock from $.01 to $.0001. Furthermore, the Company effectuated a one for ten (1:10) reverse stock split of the Company's common stock. Pursuant to the NASD, the reverse stock split became effective on February 2, 1996.

         In October 1995 (but effective July 1, 1995), the Company sold its oil and gas business (including all related assets and liabilities) to Magnum Petroleum, Inc. ("Magnum") in exchange for (i) $300,000 in cash, (ii) 85,131 shares of Magnum common stock. and (iii) options to purchase 50,000 shares of Magnum common stock at prices from $4.00 to $4.50. Substantially all of this consideration was subsequently transferred to Whitestone Group, Ltd., a British Virgin Islands corporation ("WGL"), whose sole stockholder is the Company's former president and majority stockholder, Hernan Saide, in settlement of amounts owed to WGL by the Company and for WGL's assumption of all remaining liabilities of the Company outstanding as of July 1, 1995. As discussed above, in exchange for 6,700,000 shares of is 8,700,000 shares of the Company's Common Stock, WGL received 85,131 shares of Magnum Petroleum Common Stock and options.

         Pursuant to an agreement with Ms. Jean King, the former wife of Mr. Donald Yu, the Company's President, CEO, CFO, and Chairman, Ms. King, also an employee of the Company, is entitled to one-half of Mr. Yu's (i) capital stock of the Company and (ii) earnings. As a result, Mr. Yu transferred 1.12 million shares of Common Stock to Ms. King. Additionally, Ms. King will be assigned all rights to one-half of any compensation received or accrued by or on behalf of Mr. Yu in the future.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (A) The financial statements listed on the index to financial statements on page F-1 are filed as part of this Form 10-KSB.

         (B)  REPORTS ON FORM 8-K

         The Company filed Form 8-K reports dated May 23, 1995 (Item 8), December 19, 1995 (Item 1, 2, 7), February 9, 1996 (Items 5 and 7), and April 4, 1996 (Item 5).

                   WHITESTONE INDUSTRIES, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

                                                                     Page Number
                                                                     -----------

Independent Auditors' Report                                             F-2

Consolidated Balance Sheet at December 31, 1995                          F-3

Consolidated Statements of Operations for the years ended December       F-4
  31, 1995 and 1994

Consolidated Statement of Changes in Stockholders' Equity (Deficit)
  for the years ended December 31, 1995 and 1994                         F-5

Consolidated Statements of Cash Flows for the years ended December       F-6
 31, 1995 and 1994

Notes to Consolidated Financial Statements                             F-7-11

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
    and Stockholders
Whitestone Industries, Inc. and Subsidiary
Boca Raton, Florida

                  We have audited the accompanying consolidated balance sheet of Whitestone Industries, Inc. and Subsidiary (A Development Stage Enterprise) as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity, and cash flows for the two years ended December 31, 1995 and 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

                  We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitestone Industries Inc. and Subsidiary (A Development Stage Enterprise) as of December 31, 1995, and the results of its operations and cash flows for the years ended December 31, 1995 and 1994, in conformity with generally accepted accounting principles.

                                                       Feldman Radin & Co., P.C.

March 20, 1996
New York, N.Y.

                   WHITESTONE INDUSTRIES, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEET

                               DECEMBER 31, 1995

                                     ASSETS

CURRENT ASSETS:
         Cash                                                    $    1,134
         Prepaid royalties                                           45,000
                                                                 ----------

                                                                 $   46,134
                                                                 ==========

              LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
         Accounts payable                                        $  119,225
                                                                 ----------

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $ .001 par value ; 3,000,000 shares
         authorized, 100,000 shares issued and outstanding              100
Common stock, $. 0001 par value; 30,000,000 shares
         authorized, 3,794,643 shares issued of which
         670,000 are held in treasury                                   379
Additional paid-in capital                                        1,721,952
Accumulated deficit                                              (1,795,522)
                                                                 ----------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                       (73,091)
                                                                 ----------

                                                                  $  46,134
                                                                 ==========

                 See notes to consolidated financial statements

                   WHITESTONE INDUSTRIES, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   YEAR ENDED DECEMBER 31,
                                                ----------------------------
                                                   1995               1994
                                                ----------         ---------
REVENUE                                         $     -            $    -

COSTS AND EXPENSES:
         General and administrative                 61,233              -
         Direct expenses                            10,140              -
         Research and development                  101,703              -
                                                ----------         ---------

LOSS FROM CONTINUING OPERATIONS                   (173,076)             -

LOSS FROM DISCONTINUED OPERATIONS                 (220,091)         (680,235)
                                                ----------         ---------

NET LOSS                                        $ (393,167)        $(680,235)
                                                ==========         =========
LOSS PER COMMON SHARE:
         Continuing operations                  $    (0.14)        $    -
         Discontinued operations                     (0.18)            (0.60)
                                                ----------         ---------

NET LOSS PER COMMON SHARE:                      $    (0.32)        $   (0.60)
                                                ==========         =========

WEIGHTED AVERAGE NUMBER OF COMMON
         SHARES OUTSTANDING                      1,242,963         1,135,943
                                                ==========         =========

                 See notes to consolidated financial statements

                   WHITESTONE INDUSTRIES, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                       PREFERRED STOCK           COMMON STOCK
                                  ------------------------   -------------------      ADDITIONAL       ACCUMULATED
                                     SHARES       AMOUNT      SHARES      AMOUNT    PAID-IN CAPITAL      DEFICIT           TOTAL
                                  ------------  ----------   ---------    ------    ---------------    ------------     -----------
BALANCE - DECEMBER 31, 1993             -            -       1,098,443     $110       $  640,648       $   (166,390)    $   474,368

   Net loss                             -            -           -          -              -               (680,235)       (680,235)
   Shares issued in exchange for
     services                                        -          75,000        7          187,493              -             187,500
   Committed to issue shares in
     connection with borrowings         -            -           -           -            34,000              -              34,000
                                    --------       -----     ---------     ----       ----------        -----------      ----------

BALANCE - DECEMBER 31, 1994             -          $ -       1,173,443     $117       $  862,141        $  (846,625)     $   15,633

   Net loss                             -            -           -           -             -               (393,167)       (393,167)
   Proceeds from sales of shares        -            -          30,000        3           78,747              -              78,750
   Shares issued for services
     and debt                           -            -          26,200        3          160,897              -             160,900
   Shares issued for Diehard
     license                            -            -         125,000       12          399,988              -             400,000
   Distribution of Whitestone
     Games as dividend                  -            -           -           -             -               (555,730)       (555,730)
   Capital contribution                 -            -           -           -           120,538              -             120,538
   Proceeds from sale of shares         -            -         200,000       20           99,965              -              99,985
   Common shares issued for
     Golden Bear stock                  -            -         320,000       32              (32)             -                -
   Preferred shares issued for
     Golden Bear stock               500,000         500         -           -              (500)             -                -
   Conversion of preferred
     to common                      (400,000)       (400)    1,920,000      192              208              -                -
                                    --------       -----     ---------     ----       ----------        -----------      ----------

BALANCE - DECEMBER 31, 1995          100,000       $ 100     3,794,643     $379       $1,721,952        $(1,795,522)     $  (73,091)
                                    ========       =====     =========     ====       ==========        ===========      ==========

                 See notes to consolidated financial statements

                   WHITESTONE INDUSTRIES, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       YEAR ENDED DECEMBER 31,
                                                      ------------------------
                                                          1995          1994
                                                      ----------     ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   CASH FLOWS FROM CONTINUING OPERATIONS
       Loss from continuing operations                $ (173,076)    $   -

          Changes in assets and liabilities:
            (Increase) in prepaid expenses               (45,000)        -
            Increase in accounts payable                 119,225         -
                                                      ----------     ---------

NET CASH PROVIDED BY (USED IN) CONTINUING
   OPERATIONS                                            (98,851)        -
                                                      ----------     ---------

   CASH FLOWS FROM DISCONTINUED OPERATIONS:
       Loss from discontinued operations                (220,091)     (680,235)
       Shares issued for services                        160,900       187,500
       Changes in assets and liabilities of
          discontinued business                          106,053       154,301
                                                      ----------     ---------

NET CASH PROVIDED BY (USED IN) DISCONTINUED
   OPERATIONS                                             46,862      (338,434)
                                                      ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                 (155,730)      (66,393)
   Increase in organization costs                         (2,003)        -
                                                      ----------     ---------

NET CASH USED IN INVESTING ACTIVITIES                   (157,733)      (66,393)
                                                      ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase (decrease) in due from related party
      and stockholder                                        -         357,114
   Proceeds from long-term debt                              -          12,345
   Commitment to issue shares in connection
      with borrowings                                        -          34,000
   Sale of common stock                                  178,735         -
                                                      ----------     ---------

CASH PROVIDED BY FINANCING ACTIVITIES                    178,735       403,459
                                                      ----------     ---------

NET INCREASE IN CASH                                     (30,987)       (1,368)

CASH AT BEGINNING OF YEAR                                 32,121        33,489
                                                      ----------     ---------

CASH AT END OF YEAR                                   $    1,134     $  32,121
                                                      ==========     =========


NON-CASH FINANCING AND INVESTING ACTIVITIES:
(1) During 1995, net debt and payables totalling $120,538 were assumed by a former major stockholder.
    This has been accounted for as a contribution to capital.
(2) During 1995, assets with a net value of $555,730 were distributed as a dividend in connection with the spin-off of Whitestone Games, Inc.

                 See notes to consolidated financial statements

                   WHITESTONE INDUSTRIES, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1995

1.       BUSINESS

                  Whitestone Industries, Inc. (the "Company"), through its wholly-owned subsidiary, Golden Bear Entertainment Corporation ("Golden Bear"), is currently engaged in the development and marketing of electronic, interactive, pre-school children's games and educational products.

                  The Company's activities to date have consisted of developing prototypes of the products and negotiating marketing outlets, primarily with large, national toy store chains. Accordingly, the financial statement presentation is that of a development stage enterprise. Upon reaching a full operating stage, the Company envisages contracting out the manufacture of its products.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         a. BASIS OF PRESENTATION - The consolidated financial statements include the accounts of the Company and its subsidiary. All material intercompany transactions and balances have been eliminated.

         b. SECURITIES ISSUED FOR SERVICES - The Company accounts for stock and options issued for services by reference to the fair market value of the Company's stock on the date of stock issuance or option grant. Compensation expense is recorded for the fair market value of the stock issued, or in the case of options, for the difference between the stock's fair market value on the date of grant and the option exercise price.

                  In 1995 the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock-based Compensation. Statement No. 123 establishes financial accounting and reporting standards for stock-based compensation plans such as stock options and warrants. The statement generally suggests, but does not require, employee stock-based compensation transactions be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. An enterprise may continue to follow the requirements of Accounting Principles Board (APB) opinion No. 25, for employee based transactions, which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value at the measurement date. If an enterprise elects to follow APB Opinion No. 25, it must disclose the pro-forma effects on net income as if compensation were measured in accordance with the suggestions of Statement No. 123. All stock based transactions with new employees must be accounted for at the fair value of the instrument. The Company has determined that it will continue to follow APB Opinion No. 25, for employee based transactions, therefore, adoption of this pronouncement in 1996 is not expected to have a material impact on the financial statements.

         c. LOSS PER SHARE - Loss per share is based on the weighted average number of common shares and dilutive securities outstanding during the periods, after giving retroactive effect to the recapitalization.

         d. REORGANIZATION - On December 7, 1995, the Company, Whitestone Group, Ltd., a British Virgin Islands limited partnership organized under the laws of British Virgin Islands ("WGL"), Golden Bear, a newly formed California corporation and Donald Yu entered into a Stock Purchase and Exchange Agreement (the "Agreement"), which was effective on December 7, 1995. Pursuant to the Agreement, WGL contributed back to the Company its rights and interest in 670,000 shares of its 870,000 shares of the Company's common stock. Prior to December 7, 1995, WGL owned approximately 64.2% of the outstanding capital stock interest of the Company. Upon consummation of the transaction, WGL owned approximately 5.9% of the outstanding capital stock interest of the Company.

                  Pursuant to the Agreement, the Company acquired all of the capital stock of GBEC in exchange for the distribution to Mr. Yu, the sole stockholder of GBEC, of (i) 320,000 shares of restricted common stock of the Company and (ii) 500,000 shares of newly issued shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") that were convertible into 24,000,000 shares of common stock of the Company. In January 1996, Mr. Yu converted 400,000 of his preferred shares into 19,200,000 common shares (subsequently reduced to 1,920,000 shares in the February 1996 reverse stock split). This conversion is presented as if it had occurred at December 31, 1995. The remaining 100,000 shares of preferred stock are non-dividend paying, have a liquidation preference of the greater of $.01 per share or 48 times the liquidation payment of the common stock and remain convertible into an aggregate of 4,800,000 shares of common stock.

         e. STOCK SPLIT - In February 1996, the Company effected a one for ten reverse stock split. All common share data in these financial statements is retroactively restated to reflect this transaction.

3.       DISCONTINUED OPERATIONS

                  In October 1995 (effective July 1, 1995), the Company sold its oil and gas business (including all related assets and liabilities) to Magnum Petroleum, Inc. ("Magnum") in exchange for $300,000 in cash, 85,131 shares of Magnum common stock and 50,000 options to purchase Magnum common stock at prices from $4.00 to $4.50. Accordingly, the results of the oil and gas properties are shown separately as "discontinued operations." The Company's 1994 financial information has been reclassified to conform with the 1995 presentation. The Magnum securities were valued at $300,000. Substantially all of this consideration was subsequently transferred to WGL in settlement of amounts owed to the Company's then president and majority stockholder and for his assumption of all remaining liabilities of the Company outstanding as of that date. The excess of the liabilities assumed or settled over the assets distributed, which amount to $120,538, is recorded as a contribution to capital.

                  Revenues of the discontinued business were $422,002 for 1995 and $690,506 for 1994.

4.       INCOME TAXES

                  At December 31, 1995, the Company had net operating losses of approximately $1.6 million expiring in the years 2007 through 2009. On December 7, 1995, the Company experienced a greater than 50% change in ownership. Section 382 of the Internal Revenue Code limits the availability of pre-ownership change losses in such situations. Approximately $1.4 million of such losses are limited to approximately $250,000 of annual utilization in any one year.

                  At December 31, 1995, the Company has a deferred tax asset of approximately $640,000 related to the net operating loss carryforwards. The full amount of such asset has been reduced by a valuation allowance.

                  The (provision) benefit for income taxes differs from amounts computed using the statutory federal rate as follows:

                                                   DECEMBER 31,
                                          -------------------------------
                                            1995                  1994
                                          ---------            ----------
Computed (provision) benefit              $134,000              $ 231,000

Permanent differences                      (68,000)                     -

Tax benefit not recognized                 (66,000)              (231,000)
                                          --------              ---------
                                          $      -              $       -
                                          ========              =========

5.       STOCK OPTION PLANS

                  During 1993, the Company adopted a nonqualifying stock option plan for its Board of Directors. Each board member received an option to purchase 2,500 shares of the Company's common stock at $0.05. The options are exercisable over a two year period, exercisable 25% of the total options at six month intervals expiring September 1995. During 1995, the Company issued options to acquire 11,000 shares at $0.25 per share, all of which were exercised during 1995.

                  During 1993, the Company issued a nonqualifying stock option plan to one of its noteholders and stockholders to purchase 1,000 shares of the Company's common stock at $0.05 per share. The options are exercisable over a two year period, exercisable 25% of the total options at six month intervals expiring September 1995.

                  At December 31, 1995, no options were outstanding.

6.       SPIN-OFF OF SUBSIDIARY

                  During 1995, the Company spun-off its wholly-owned subsidiary, Whitestone Games, Inc. to its shareholders. This transaction is accounted for as a dividend. The total amount recorded was $555,730. This consists of net tangible assets totaling $155,730 and a $400,000 intangible asset related to a license to certain video games, which the Company acquired in June 1995 in exchange for 125,000 shares of Company common stock.

7.       COMMITMENTS

                  A. License Agreements - The Company is committed under the two perpetual license agreements connected to the development of its products. The agreements call for royalty payments of from 4-6% of all such product sales. The agreements are automatically renewable, subject to meeting annual minimum royalty payments, which aggregate $60,000. The Company was required to pay advance royalties aggregating $45,000 upon entering into these agreements in December 1995. Such payments are recorded as prepaid royalties, and will be expensed as the related product sales are made.

                  B. Financial Consulting Agreement - In December 1995, the Company entered into an agreement with a financial consulting company to provide investment banking services. The agreement is for a duration of twelve months and calls for a fee of 650,000 shares of the Company's common stock. Such shares were issued in February 1996.

8.       STOCKHOLDERS' EQUITY

                  In January 1996, the Company amended its Certificate of Incorporation to increase the number of authorized common shares from 20,000,000 to 30,000,000, and to increase the number of authorized preferred shares from 1,000,000 to 3,000,000. This amendment also changed the par value of the preferred stock from $.01 to $.001. These changes are reflected in the December 31, 1995 financial statements.

                  Subsequent to the December 7, 1995 change in control of the Company, the Company raised net proceeds of $99,985 through the sale of 200,000 shares of common stock.

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15th day of May, 1996.

                                        WHITESTONE INDUSTRIES, INC.

                                        By: /s/ DONALD YU
                                           ------------------------------
                                           Donald Yu
                                           Chairman of the Board
                                           and Chief Executive Officer

In accordance with the Exchange, this Report has been signed below by the following person on behalf of the Registrant, and in the capacities and on the date indicated.

         SIGNATURE
                              Chairman of the Board,
                              President and Principal
/s/ DONALD YU                 Executive, Financial              MAY 15, 1996
- ---------------------         and Accounting Officer
    Donald Yu

/s/ GEORGE P. ESHOO           Director                          MAY 15, 1996
- ---------------------
    George P. Eshoo