Form 10QSB
period 1996-03-31
WHITESTONE INDUSTRIES INC
filed 1996-06-03
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1996

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


     For the transition period from              to
                                   --------------  -------------------
                        Commission file number: 33-20432

                          WHITESTONE INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in its Charter)


                              Delaware 75-2228828
                State or other jurisdiction of (I.R.S. Employer
               incorporation or organization Identification No.)


          19200 Von Karmen Avenue, Suite 550, Irvine, California 92715
               (Address of Principal Executive Office) (Zip Code)

                                 (714) 622-5565
              (Registrant's telephone number including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares of registrant's Common Stock, $.0001 par value, outstanding as of March 31, 1996 was 4,769,643 shares.

                          WHITESTONE INDUSTRIES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                                     INDEX





                                                                      Page
                                                                     Number


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Consolidated Balance Sheet -- March 31, 1996                              2

Consolidated Statement of Operations -- Three months ended March 31,
     1996 and 1995 and cumulative period December 7, 1995 (inception)     3
     to March 31, 1996

Consolidated Statement of Cash Flows -- Three months ended March 31,
     1996 and 1995 and cumulative period December 7, 1995 (inception)     4
     to March 31, 1996

Notes to Consolidated Financial Statements                                5 - 6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                    7

PART II - OTHER INFORMATION                                               8

SIGNATURES                                                                9
                                       1

                          WHITESTONE INDUSTRIES, INC.

                       (A DEVELOPMENT STAGE ENTERPRISE)

                          CONSOLIDATED BALANCE SHEET

                                MARCH 31, 1996

                                  (Unaudited)

                                    ASSETS

CURRENT ASSETS:
  Cash                                                        $       6,038
  Prepaid expenses                                                   45,000
                                                              -------------
    TOTAL CURRENT ASSETS                                             51,038

EQUIPMENT - tooling                                                 270,000

PATENTS                                                              13,704
                                                              -------------
                                                              $     334,742
                                                              =============

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                            $     427,041
                                                              -------------
    TOTAL CURRENT LIABILITIES                                       427,041
                                                              -------------
STOCKHOLDERS' EQUITY:
  Preferred stock, $ .01 par value ; 3,000,000 shares;
    authorized, 100,000 shares issued and outstanding                   100
  Common stock, $ .0001 par value; 30,000,000 shares
    authorized, 4,769,643 shares issued and outstanding                 477
  Additional paid-in capital                                      2,396,839
  Accumulated deficit                                            (2,124,090)
  Unearned consulting fees                                         (365,625)
                                                              --------------
    TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                            (92,299)
                                                              --------------

                                                              $     334,742
                                                              =============

See notes to consolidated financial statements


                          WHITESTONE INDUSTRIES, INC.

                       (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                MARCH 31, 1996

                                  (Unaudited)

                                                      CUMULATIVE
                                                      DECEMBER 7,
                                                         1995
                                                      (INCEPTION)
                                                      TO MARCH 31,      THREE MONTHS ENDED MARCH 31,
                                                      -------------    -----------------------------
                                                          1996              1996           1995
                                                       -----------     ------------     -----------

REVENUES                                              $     -           $     -        $     -
                                                       ----------        ----------     -----------

COST AND EXPENSES
   General and administrative                             183,256           122,023          -
   Direct expenses                                         10,140             -              -
   Research and development                               186,373            84,670          -
   Amortization of unearned consulting fees               121,875           121,875          -
                                                       ----------        ----------     -----------
     TOTAL COSTS AND EXPENSES                             501,644           328,568          -
                                                       ----------        ----------     -----------
LOSS FROM CONTINUING OPERATIONS                          (501,644)         (328,568)         -

LOSS FROM DISCONTINUED OPERATIONS                             -                 -            (77,717)
                                                       ----------        ----------     -----------
NET LOSS                                              $  (501,644)      $  (328,568)    $  (77,717)
                                                      ===========       ===========     ==========

   LOSS PER COMMON SHARE
   Continuing operations                              $     (0.14)      $     (0.09)         -
   Discontinued operations                                  -                 -              (0.07)
                                                      -----------       -----------     ----------
NET LOSS PER COMMON SHARE                             $     (0.14)      $     (0.09)    $    (0.07)
                                                      ===========       ===========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                                    3,584,018         3,470,476      1,173,224
                                                      ===========       ===========     ==========

                See notes to consolidated financial statements

                          WHITESTONE INDUSTRIES, INC.

                       (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                MARCH 31, 1996

                                  (Unaudited)


                                                             CUMULATIVE
                                                             DECEMBER 7,
                                                                 1995
                                                             (INCEPTION)         THREE MONTHS ENDED MARCH 31,
                                                             TO MARCH 31,        ----------------------------
                                                                 1996                 1996           1995
                                                              -----------        ------------     -----------
CASH FLOWS FROM CONTINUING OPERATIONS
   Loss from continuing operations                           $  (501,644)        $   (328,568)    $    -
         Amortization of unearned consulting fees                121,875              121,875          -
     Changes in assets and liabilities:
        (Increase) in prepaid expenses                           (45,000)               -              -
        (Increase) in patents                                    (13,704)             (13,704)         -
        (Increase) in accounts payable                           427,041              307,816          -
                                                             ------------        -------------    ------------

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS             (11,432)              87,419          -

CASH FLOWS FROM DISCONTINUED OPERATIONS:
   Loss from discontinued operations                               -                    -            (77,717)
   Changes in assets and liabilities of discontinued business      -                    -            100,812
                                                             -----------         -------------    -----------
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS              -                    -             23,085
                                                             -----------         -------------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                         (270,000)            (270,000)         -
                                                             -----------         -------------    -----------
NET CASH USED IN INVESTING ACTIVITIES                           (270,000)            (270,000)         -
                                                             -----------         -------------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Sale of Common Stock                                          287,470              187,485          -
   Advances from stockholders                                      -                    -            172,593)
   Repayment of notes payable - stockholder                        -                    -           (207,540)
                                                              -----------         ------------     -----------
CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  287,470              187,485        (34,947)
                                                              -----------         ------------     -----------

NET INCREASE (DECREASE) IN CASH                                    6,038                4,904        (11,862)
                                                              -----------         ------------     -----------

CASH AT BEGINNING OF PERIOD                                        -                    1,134         32,121
                                                              -----------         ------------     -----------

CASH AT END OF PERIOD                                         $    6,038           $    6,038      $  20,259
                                                              ===========          ===========     ==========

                   WHITESTONE INDUSTRIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions on Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

For a more complete understanding of the Company's financial position and results of operations, reference is made to the financial statements and related notes thereto previously filed with the Company's Form 10-KSB for the year ended December 31, 1995.

NOTE 2 - EARNINGS (LOSS) PER SHARE

Per share information is computed based on the weighted average number of shares outstanding during the period.

NOTE 3 - EQUIPMENT

During the quarter ended March 31, 1996, the Company had specialized tooling developed which will be used in its manufacturing process. The cost of this tooling was $270,000, none of the cost of which has yet been paid and is included in accounts payable at March 31, 1996. The Company will depreciate the equipment over its useful life when manufacturing commences.

NOTE 4 - STOCK SALES

In February 1996, the Company sold 200,000 shares of common stock at $.50 per share. In March 1996, the Company sold 125,000 shares at $.74 per share. Aggregate net proceeds from stock sales, after expenses, were $187,485.

NOTE 5 - CONSULTING AGREEMENTS

In December 1995, the Company entered into a twelve month financial consulting agreement which terminates in December 1996. As consideration for the services to be provided under this agreement, the Company issued 650,000 shares of common stock in February 1996. Such shares were valued at an aggregate of $162,500, which amount is being amortized to expense over the term of the agreement.

      In January 1996, the Company entered into another financial consulting agreement with the same consultant. The agreement covers the twelve month period ending December 31, 1996. The agreement calls for the Company to issue 130,000 shares of common stock. The Company has recorded a value for this consideration of $325,000 which is being amortized as expense over the term of the agreement. The shares have not yet been issued.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

THE THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1995

No true comparison can be made between the quarters ended March 31, 1996 and March 31, 1995. The business in which the Company had been engaged in the previous year's quarter was subsequently discontinued during 1995. The Company entered into a new line of business commencing December 7, 1995 and continues to be in a development stage of operations. The Company has not realized any revenues from its new activities as of March 31, 1996. Costs incurred to date have been primarily for the research and development of its new toy products and general and administrative expenses incurred in setting up the organizational structures, developing its market entries and putting in place its financing structures. Research and development costs totaled $84,670 for the 1996 quarter and $186,373 since inception. General and administrative costs totaled $122,023 for the quarter and $183,256 since inception.

     As previously disclosed in the Company's Form 10-KSB for the year ended December 31, 1995, the Company entered into a financial consulting agreement in consideration of which it issued 650,000 shares of common stock, which have been valued at the fair market value of such stock at the time the agreement was entered into. The resultant computed fee of $162,500 is being amortized over the twelve month term of the consulting agreement which ends in December 1996. Additionally, the Company entered into another twelve month financial consulting agreement with the same consultant in January 1996, recording deferred compensation of $325,000 in connection with 130,000 common shares to be issued thereunder. The related amortization expense for the quarter ended March 31, 1996 totaled $121,875.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, the Company's current liabilities exceed its current assets by approximately $376,000. Included with current liabilities is an accounts payable balance of $270,000 which is due to the vendor who developed the tooling equipment to be used in the Company's manufacturing process.

The Company has funded its development stage activities to date primarily through the sale of common stock. Stock sold since the inception of development stage activities aggregated 525,000 shares and has provided net proceeds to the Company of $287,470. Of these amounts, 325,000 shares, providing net proceeds of $187,485, were sold during the quarter ended March 31, 1996. Additionally, in April 1996, the Company obtained an overdraft credit line from its commercial bank totaling $50,000. The Company is continuing to seek additional financing and will require significantly increased capital resources to graduate to a fully operational level.

PART II - OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS - None

Item 2. CHANGES IN SECURITIES - Effective January 31, 1996, the Company effectuated a 1 for 10 (1:10) reverse stock split of its common stock and increased the number of authorized shares of common stock, par value $.0001 from 20,000,000 shares to 30,000,000 shares. The Company also increased the number of authorized shares of preferred stock from 1,000,000 shares to 3,000,000 shares and changed the par value of the Company's preferred stock from $.01 to $.001.

Item 3.    DEFAULTS UPON SENIOR SECURITIES - None

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - None

Item 5.    OTHER INFORMATION - None

Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

           (a) On February 9, 1996, the Company filed a Form 8-K for Item 5 (Other Events) concerning the following: Effective January 31, 1996, the Company effectuated a 1 for 10 (1:10) reverse stock split of its common stock and increased the number of authorized shares of common stock, par value $.0001 from 20,000,000 shares to 30,000,000 shares. The Company also increased the number of authorized shares of preferred stock from 1,000,000 shares to 3,000,000 shares and changed the par value of the Company's preferred stock from $.01 to $.001.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WHITESTONE INDUSTRIES, INC.


Date: May 30, 1996                  By:            Donald Yu
                                       -------------------------------------
                                       President and Chief Executive Officer