Form 10QSB
period 1996-06-30
WHITESTONE INDUSTRIES INC
filed 1996-08-14
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1996

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


                               Delaware 75-2228828
                 State or other jurisdiction of(I.R.S. Employer
                incorporation or organization Identification No.)


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

     The number of shares of registrant's Common Stock, $.0001 par value, outstanding as of June 30, 1996 was 4,899,643 shares.

                           WHITESTONE INDUSTRIES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                                      INDEX


                                                                          Page
                                                                          Number
PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)
Consolidated Balance Sheet -- June 30, 1996                                   2
Consolidated Statement of Operations--Three and six months ended June 30,
         1996 and 1995 and cumulative period December 7, 1995 (inception)     3
         to June 30, 1996
Consolidated Statement of Cash Flows  --  Six months ended June 30,
         1996 and 1995 and cumulative period December 7, 1995 (inception)     4
         to June 30, 1996
Notes to Consolidated Financial Statements                                    5
Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations                 6
PART II - OTHER INFORMATION                                                   7
SIGNATURES                                                                    8

                           WHITESTONE INDUSTRIES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEET

                                  JUNE 30, 1996
                                   (Unaudited)


                                     ASSETS

CURRENT ASSETS:
     Prepaid expenses                                          $         45,000
                                                                ----------------
         TOTAL CURRENT ASSETS                                            45,000

EQUIPMENT - tooling                                                     270,000

PATENTS                                                                  13,704
                                                                ----------------
                                                               $        328,704
                                                                ================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Cash - overdraft                                          $         30,297
     Accounts payable                                                   482,898
     Bank credit line                                                    36,000
     Loans - other                                                       17,355
                                                                ----------------
         TOTAL CURRENT LIABILITIES                                      566,550
                                                                ----------------

STOCKHOLDERS' EQUITY:
     Preferred stock, $ .01 par value ; 3,000,000 shares;
         authorized, 100,000 shares issued and outstanding                  100
     Common stock, $ .0001 par value; 30,000,000 shares
         authorized, 4,899,643 shares issued and outstanding                490
     Additional paid-in capital                                       2,168,026
     Accumulated deficit                                             (2,325,212)
     Unearned consulting fees                                           (81,250)
                                                                ----------------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          (237,846)
                                                                ----------------

                                                              $         328,704
                                                                ================







                 See notes to consolidated financial statements

                           WHITESTONE INDUSTRIES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)


                                                  Cumulative
                                                  December 7,
                                                     1995
                                                 (Inception)
                                                  to June 30,     Three Months Ended June 30,     Six Months Ended June 30,
                                                                 ----------------------------    ---------------------------
                                                     1996            1996           1995             1996           1995
                                                 ------------    ------------    ------------    ------------   ------------

REVENUES                                        $      -        $      -        $      -        $      -       $      -
                                                 ------------    ------------    ------------    ------------   ------------


COSTS AND EXPENSES:
     General and administrative                       221,381          38,125          -              160,148         -
     Direct expenses                                   10,140           -              -               -              -
     Payroll                                           89,750          89,750          -               89,750         -
     Research and development                         204,045          17,672          -              102,342         -
     Non-cash imputed compensation expense             96,200          96,200          -               96,200         -
     Amortization of unearned consulting fees          81,250          40,625          -               81,250         -
                                                 ------------    ------------    ------------    ------------   ------------
         TOTAL COSTS AND EXPENSES                     702,766         282,372          -              529,690         -
                                                 ------------    ------------    ------------    ------------   ------------
                                                                                                                      -
LOSS FROM CONTINUING OPERATIONS                      (702,766)       (282,372)           -           (529,690)        -

LOSS FROM DISCONTINUED OPERATIONS                       -               -             (77,717)          -           (152,153)
                                                 ------------    ------------    ------------    ------------   ------------

NET LOSS                                        $    (702,766)  $    (282,372)  $     (77,717)  $    (529,690) $    (152,153)
                                                 ============    ============    ============    ============   ============


LOSS PER COMMON SHARE:
     Continuing operations                      $       ($.21)  $       ($.07)  $        -      $       (0.14) $      -
     Discontinued operations                             -               -              (0.07)          -              (0.13)
                                                 ------------    ------------    ------------    ------------   ------------

NET LOSS PER COMMON SHARE                       $       (0.21)  $       (0.07)  $       (0.07)  $       (0.14) $       (0.13)
                                                 ============    ============    ============    ============   ============


WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                             3,287,143       4,143,810       1,173,443       3,867,560      1,173,443
                                                 ============    ============    ============    ============    ===========













                 See notes to consolidated financial statements

                           WHITESTONE INDUSTRIES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                     Cumulative
                                                                     December 7,
                                                                        1995
                                                                     (Inception)
                                                                     to June 30,      Six Months Ended June 30,
                                                                                    ----------------------------
                                                                        1996            1996             1995
                                                                    ------------    -------------    -----------
CASH FLOWS FROM CONTINUING OPERATIONS:
         Loss from continuing operations                           $    (702,766)  $    (529,690)  $    (152,153)
                Amortization of unearned consulting fees                  81,250          81,250           -
                Common stock issued for services                          96,200          96,200           -
            Changes in assets and liabilities:
                (Increase) in prepaid expenses                           (45,000)          -               -
                Increase in patents                                      (13,704)        (13,704)          -
                Increase in accounts payable                             482,898         363,673           -
                                                                    ------------    ------------    ------------

NET CASH PROVIDED BY (USED IN) CONTINUING OPERATIONS                    (101,122)         (2,271)       (152,153)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
         Loss from discontinued operations                                 -                -              -
         Changes in assets and liabilities of discontinued business        -                -              -
                                                                    ------------    ------------    ------------

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS                     -                -              -
                                                                    ------------    ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                               (270,000)       (270,000)          -
                                                                    ------------    ------------    ------------

NET CASH USED IN INVESTING ACTIVITIES                                   (270,000)       (270,000)          -
                                                                    ------------    ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                                287,470         187,485         152,153
     Advances from stockholders                                            -               -               -
     Loans - other                                                        17,355          17,355           -
     Advances on bank credit line                                         36,000          36,000           -
     Repayment of notes payable - stockholder                              -               -               -
     Cash overdraft                                                       30,297          30,297           -
                                                                    ------------    ------------    ------------

CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                          371,122         271,137         152,153
                                                                    ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                            -              (1,134)          -

CASH AT BEGINNING OF PERIOD                                                -               1,134           -
                                                                    ------------    ------------    ------------
CASH AT END OF PERIOD                                              $       -       $       -       $       -
                                                                    ============    ============    ============










                 See notes to consolidated financial statements

                   WHITESTONE INDUSTRIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)




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

NOTE 3 - EQUIPMENT

During the quarter ended March 31, 1996, the Company had specialized tooling developed which will be used in its manufacturing process. The cost of this tooling was $270,000, none of the cost of which has yet been paid and is included in accounts payable at June 30, 1996. The Company will depreciate the equipment over its useful life when manufacturing commences.

NOTE 4 - ISSUANCE OF STOCK

During the quarter ended June 30, 1996, the Company issued 130,000 shares of common stock to various individuals for consulting services. These shares have been valued at $.74 per share, resulting in a non-cash expense of approximately $96,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995

No true comparison can be made between the periods ended June 30, 1996 and June 30, 1995. The business in which the Company had been engaged in the previous year's periods was subsequently discontinued during 1995. The Company entered into a new line of business commencing December 7, 1995 and continues to be in a development stage of operations. The Company has not realized any revenues from its new activities as of June 30, 1996. Costs incurred to date have been primarily for the research and development of its new toy products and general and administrative expenses incurred in setting up the organizational structures, developing its market entries and putting in place its financing structures. Research and development costs totaled $17,672 for the 1996 quarter, $102,342 for the six months and $204.045 since inception. General and administrative costs totaled $38,125 for the quarter, $160,148 for the six months and $221,381 since inception. Payroll, which commenced during the June 1996 quarter, totaled $89,750.

As previously disclosed in the Company's Form 10-KSB for the year ended December 31, 1995, the Company entered into a financial consulting agreement in consideration of which it issued 650,000 shares of common stock, which have been valued at the fair market value of such stock at the time the agreement was entered into. The resultant computed fee of $162,500 is being amortized over the twelve month term of the consulting agreement which ends in December 1996. The related amortization expense totaled $40,625 for the quarter and $81,250 for the six months. Additionally, the Company issued 130,000 shares to various individuals for consulting services, the value of which resulted in a non-cash charge of $96,200.

Liquidity and Capital Resources

As of June 30, 1996, the Company's current liabilities exceed its current assets by approximately $522,000. Included with current liabilities is an accounts payable balance of $270,000 which is due to the vendor who developed the tooling equipment to be used in the Company's manufacturing process.

     The Company has funded its development stage activities to date primarily through the sale of common stock. Stock sold since the inception of development stage activities aggregated 525,000 shares and has provided net proceeds to the Company of $287,470. Of these amounts, 325,000 shares, providing net proceeds of $187,485, were sold during the six months ended June 30, 1996. Additionally, in April 1996, the Company obtained an overdraft credit line from its commercial bank totaling $50,000. As of June 30, 1996 the Company has borrowed $36,000 on this credit line. The Company is continuing to seek additional financing and will require significantly increased capital resources to graduate to a fully operational level.

PART II - OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS - None

Item 2.         CHANGES IN SECURITIES - None

Item 3.         DEFAULTS UPON SENIOR SECURITIES - None

Item 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS - None

Item 5.         OTHER INFORMATION - None

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           WHITESTONE INDUSTRIES, INC.


Date:    August 12, 1996                   By:          Donald Yu
     -------------------------                --------------------------

                                           President and Chief Executive Officer