Form 10QSB
period 1996-09-30
WHITESTONE INDUSTRIES INC
filed 1997-07-21
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1996

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes   _x_         No __

The number of shares of registrant's Common Stock, $.0001 par value, outstanding as of September 30, 1996 was 4,229,643 shares.

                           WHITESTONE INDUSTRIES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Consolidated Balance Sheet -- September 30, 1996                            2

Consolidated Statement of Operations--Three and
  nine months ended September 30, 1996 and 1995
  and cumulative period December 7,
  1995 (inception) to September 30, 1996                                    3

Consolidated Statement of Cash Flows  -- Nine months
  ended September 30, 1996 and 1995 and cumulative period
  December 7, 1995 (inception) to September 30, 1996                        4

Notes to Consolidated Financial Statements                                 5-6

Item 2.  Management's Discussion and Analysis of
  Financial Condition and Results of Operations                             7

PART II - OTHER INFORMATION                                                 8

SIGNATURES                                                                  9

                   WHITESTONE INDUSTRIES, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 1996

                                   (Unaudited)

                                     ASSETS

PATENTS                                                           $    13,704
                                                                  -----------

                                                                  $    13,704
                                                                  ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Cash - overdraft                                               $    60,620
   Accounts payable                                                   219,936
   Bank credit line                                                    36,000
   Stockholder's loan                                                 126,424
                                                                  -----------
       TOTAL CURRENT LIABILITIES                                      442,980
                                                                  -----------

STOCKHOLDERS' EQUITY:
   Preferred stock, $ .01 par value; 3,000,000 shares;
     authorized, 100,000 shares issued and outstanding                    100
   Common stock, $ .0001 par value; 30,000,000 shares
     authorized, 4,899,643 shares issued, 4,229,643
     shares outstanding
     and 670,000 shares in treasury                                       490
   Additional paid-in capital                                       2,168,026
   Accumulated deficit                                             (2,557,267)
   Unearned consulting fees                                           (40,625)
                                                                  -----------
       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          (429,276)
                                                                  -----------

                                                                  $    13,704
                                                                  ===========

                 See notes to consolidated financial statements

                   WHITESTONE INDUSTRIES, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENT OF OPERATIONS

                                   (Unaudited)

                                                    Cumulative
                                                    December 7,
                                                       1995
                                                  (Inception) to   Three Months Ended September 30,  Nine Months Ended September 30,
                                                   September 30,   --------------------------------  -------------------------------
                                                       1996              1996            1995             1996           1995
                                                   -------------       ----------      ---------       -----------    -----------

REVENUES                                            $     --           $     --        $    --         $      --      $      --
                                                    ----------         ----------      ---------       -----------    -----------

COSTS AND EXPENSES:
  General and administrative                           337,036            115,655           --             275,803           --
  Direct expenses                                       10,140               --             --                --             --
  Payroll                                              122,750             33,000           --             122,750           --
  Research and development                             246,820             42,775           --             145,117           --
  Non--cash imputed compensation expense                96,200               --             --              96,200           --
  Amortization of unearned consulting fees             121,875             40,625           --             121,875           --
                                                    ----------         ----------      ---------       -----------    -----------
       TOTAL COSTS AND EXPENSES                        934,821            232,055           --             761,745           --
                                                    ----------         ----------      ---------       -----------    -----------
                                                                                            --
LOSS FROM CONTINUING OPERATIONS                       (934,821)          (232,055)          --            (761,745)          --

LOSS FROM DISCONTINUED OPERATIONS                         --                 --           (6,536)             --         (158,689)
                                                    ----------         ----------      ---------       -----------    -----------

NET LOSS                                            $ (934,821)        $ (232,055)     $  (6,536)      $  (761,745)   $  (158,689)
                                                    ==========         ==========      =========       ===========    ===========

LOSS PER COMMON SHARE:
  Continuing operations                             $    (0.25)             (0.05)          --         $    (0.19)    $
  Discontinued operations                                 --                  --           (0.01)             --           (0.12)
                                                    ----------         ----------      ---------       -----------    -----------

NET LOSS PER COMMON SHARE                           $    (0.25)        $    (0.05)    $    (0.01)      $    (0.19)    $    (0.12)
                                                    ==========         ==========      =========       ===========    ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING                          3,779,893          4,229,643      1,300,318        3,988,254      1,300,318
                                                    ==========         ==========      =========       ===========    ===========

                 See notes to consolidated financial statements

                   WHITESTONE INDUSTRIES, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                        Cumulative
                                                                        December 7,
                                                                           1995
                                                                      (Inception) to    Nine Months Ended September 30,
                                                                       September 30,    -------------------------------
                                                                           1996                1996          1995
                                                                       --------------     --------------   ----------

CASH FLOWS FROM CONTINUING OPERATIONS:
      Loss from continuing operations                                    $(934,821)          $(761,745)     $    --
                Amortization of unearned consulting fees                   121,875             121,875           --
                Common stock issued for services                            96,200              96,200           --
           Changes in assets and liabilities:
                Decrease in prepaid expenses                                  --                45,000           --
                (Increase) in patents                                      (13,704)            (13,704)          --
                Increase in accounts payable                               219,936             100,711           --
                                                                         ---------           ---------      ---------

NET CASH (USED IN) CONTINUING OPERATIONS                                  (510,514)           (411,663)          --

CASH FLOWS FROM DISCONTINUED OPERATIONS:
      Loss from discontinued operations                                       --                  --         (158,689)
      Changes in assets and liabilities of discontinued business              --                  --             --
                                                                         ---------           ---------      ---------

NET CASH (USED IN) DISCONTINUED OPERATIONS                                    --                  --         (158,689)
                                                                         ---------           ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Capital expenditures                                                    --                  --             --
                                                                         ---------           ---------      ---------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           --                  --             --
                                                                         ---------           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Sale of common stock                                                 287,470             187,485        158,689
      Stockholder's loan                                                   126,424             126,424           --
      Advances on bank credit line                                          36,000              36,000           --
      Cash overdraft                                                        60,620              60,620           --
                                                                         ---------           ---------      ---------

CASH PROVIDED BY FINANCING ACTIVITIES                                      510,514             410,529        158,689
                                                                         ---------           ---------      ---------

NET (DECREASE) IN CASH                                                        --                (1,134)          --

CASH AT BEGINNING OF PERIOD                                                   --                 1,134           --
                                                                         ---------           ---------      ---------

CASH AT END OF PERIOD                                                    $    --             $    --        $    --
                                                                         =========           =========      =========

                 See notes to consolidated financial statements

                   WHITESTONE INDUSTRIES, INC. AND SUBSIDIARY
                        (A DEVELOPMENT STAGE ENTERPRISE)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

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

NOTE 3 - EQUIPMENT

During the quarter ended March 31,1996, the Company had specialized tooling developed to be used in its manufacturing process. The cost of this tooling was $270,000, none of the cost of which was paid. During the quarter ended September 30, 1996, the Company returned the tooling back to the manufacturer after it decided not to commence manufacturing. Consequently, the Company reduced its accounts payable by $270,000 and reversed the recording of the equipment.

NOTE 4 - SUBSEQUENT EVENTS

A. Litigation - In October 1996, the Company entered into an agreement with a Latvian company to obtain certain financing. The Latvian company agreed to buy 700,000 shares of Company's common stock for $500,000 and to additionally provide loan financing of $400,000, to be secured by 1,483,750 shares of stock owned by certain shareholders. Subsequent to the issue and transfer of the 2,183,750 shares, the Company learned that the agreed to funds were not provided.

In February 1997, the Company filed lawsuit as to ownership of the 2,183,750 shares transferred. Since then, these shares have been enjoined by the United
States District Court for the Northern District of California pending resolution. The Company has challenged the record owner's entitlement to the shares in question.

B. Change in Control of Company - On June 16, 1997, Royal Capital, Inc. ("Royal") entered into an agreement with the Company and its president, Donald
R. Yu, whereby Royal (i) acquired 100,000 shares of the Company's preferred stock held by Mr. Yu; and (ii) acquired the voting proxy of 1,120,000 shares of common stock. The consideration paid to Mr. Yu was $100,000. As a result, Royal obtained a voting majority of the Company's capital stock.

On June 24, 1997, the Company, Royal and Proformix, Inc., a Delaware company ("Proformix") entered into an acquisition agreement whereby the Company will acquire all or substantially all of the outstanding shares of capital stock of Proformix, Inc. In order to enter into the aforesaid agreement, the Company's Board of Directors authorized a 137:1 reverse split of its outstanding shares of Common Stock. The Company then intends to exchange one share of its Common Stock with 3.4676 shares Proformix common stock. The aforesaid acquisition will not include Golden Bear, the Company's wholly owned subsidiary. The Company's Board has authorized a 5% stock dividend consisting of the Common Stock of Golden Bear to the current shareholders of the Company.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1995

No true comparison can be made between the periods ended September, 1996 and September 30, 1995. The business in which the Company had been engaged in the previous year's periods was subsequently discontinued during 1995. The Company entered into a new line of business commencing December 7, 1995 and continues to be in a development stage of operations. The Company has not realized any revenues from its new activities as of September 30, 1996. Costs incurred to date have been primarily for the research and development of its new toy products and general and administrative expenses incurred in setting up the organizational structures, developing its market entries and putting in place its financing structures. Research and development costs totaled $42,775 for the 1996 quarter, $145,117 for the nine months and $246,820 since inception. General and administrative costs totaled $115,655 for the quarter, $275,803 for the nine months and $337,036 since inception. Payroll, which commenced during the June 1996 quarter, totaled $33,000.

As previously disclosed in the Company's Form 10-KSB for the year ended December 31, 1995, the Company entered into a financial consulting agreement in consideration of which it issued 650,000 shares of common stock, which have been valued at the fair market value of such stock at the time the agreement was entered into. The resultant computed fee of $162,500 is being amortized over the twelve month term of the consulting agreement which ends in December 1996. The related amortization expense totaled $40,625 for the quarter and $121,875 for the nine months. Additionally, the Company issued 130,000 shares to various individuals for consulting services, the value of which resulted in a non-cash charge of $96,200.

Liquidity and Capital Resources

As of September 30, 1996, the Company had current liabilities of $442,980 and no current assets.

The Company has funded its development stage activities to date primarily through the sale of common stock. Stock sold since the inception of development stage activities aggregated 525,000 shares and has provided net proceeds to the Company of $287,470. Of these amounts, 325,000 shares, providing net proceeds of $187,485, were sold during the nine months ended September 30, 1996. Additionally, in April 1996, the Company obtained an overdraft credit line from its commercial bank totaling $50,000. As of September 30, 1996 the Company has borrowed $36,000 on this credit line. The Company is continuing to seek additional financing and will require significantly increased capital resources to graduate to a fully operational level.

PART II - OTHER INFORMATION

Item 1.         LEGAL PROCEEDINGS

                (a) In October 1996, the Company entered into an agreement with a Latvian company to obtain certain financing. The Latvian company agreed to buy 700,000 shares of Company's common stock for $500,000 and to additionally provide loan financing of $400,000, to be secured by 1,483,750 shares of stock owned by certain shareholders. Subsequent to the issue and transfer of the 2,183,750 shares, the Company learned that the agreed to funds were not provided.

                In February 1997, the Company filed lawsuit as to ownership of the 2,183,750 shares transferred. Since then, these shares have been enjoined by the United States District Court for the Northern District of California pending resolution. The Company has challenged the record owner's entitlement to the shares in question.

                (b) In June 1997, the Company was named, among other parties, in a lawsuit by a shareholder. The Company believes it has jurisdictional defenses in this matter, and does not believe that any loss would be material.

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

                                       WHITESTONE INDUSTRIES, INC.

Date:   July 18, 1997                  By:      /s/   Donald Yu
     ---------------------                -------------------------------------
                                          President and Chief Executive Officer