Form 10QSB
period 1997-03-31
WHITESTONE INDUSTRIES INC
filed 1997-07-21
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 1997

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.    Yes  __x__        No ____

The number of shares of registrant's Common Stock, $.0001 par value, outstanding as of March 31, 1997 was 5,229,643 shares.

                           WHITESTONE INDUSTRIES, INC.

                        (A DEVELOPMENT STAGE ENTERPRISE)

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements (unaudited)

Consolidated Balance Sheet -- March 31, 1997                                 2

Consolidated Statement of Operations --Three months ended March 31,
   1997 and 1996 and cumulative period December 7, 1995 (inception)
   to March 31, 1997                                                         3

Consolidated Statement of Cash Flows  -- Three months ended March 31,
   1997 and 1996 and cumulative period December 7, 1995 (inception)
   to March 31, 1997                                                         4

Notes to Consolidated Financial Statements                                 5 - 6

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations                             7


PART II - OTHER INFORMATION                                                  8

SIGNATURES                                                                   9

                   WHITESTONE INDUSTRIES, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEET

                                 MARCH 31, 1997

                                   (Unaudited)

                                     ASSETS

PATENTS                                                             $    13,704
                                                                    ------------
                                                                    $    13,704
                                                                    ============

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                                  $    89,049
  Bank debt                                                              67,254
  Stockholder's loan                                                    162,689
                                                                    ------------
      TOTAL CURRENT LIABILITIES                                         318,992
                                                                    ------------

STOCKHOLDERS' EQUITY:
  Preferred stock, $ .01 par value; 3,000,000 shares;
     authorized, 100,000 shares issued and outstanding                      100
  Common stock, $ .0001 par value; 30,000,000 shares
     authorized, 5,899,643 shares issued, 5,229,643 shares
     outstanding and 670,000 shares in treasury                             590
  Additional paid-in capital                                          2,242,926
  Accumulated deficit                                                (2,548,904)
                                                                    ------------
      TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                             (305,288)
                                                                    ------------
                                                                    $    13,704
                                                                    ============

                 See notes to consolidated financial statements

                   WHITESTONE INDUSTRIES, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                      Cumulative
                                     December 7,
                                         1995       Three months ended March 31,
                                    (Inception) to  ----------------------------
                                    March 31, 1997       1997           1996
                                    --------------  ------------     ----------

REVENUES:
  Sales                               $       --     $      --        $    --
  Other                                  107,545            --             --
                                      ----------      ----------     ----------
      Total revenues                     107,545            --             --

COSTS AND EXPENSES:
  General and administrative             485,792           5,168        122,023
  Direct expenses                         10,140            --             --
  Payroll                                122,750            --             --
  Research and development               252,820            --           84,670
  Amortization of unearned
    consulting fees                      162,500            --           40,625
                                      ----------      ----------     ----------
      Total costs and expenses         1,034,002           5,168        247,318

NET LOSS                                (926,457)         (5,168)      (247,318)
                                      ==========      ==========     ==========

LOSS PER COMMON SHARE:
  Continuing operations               $    (0.22)     $    (0.00)    $    (0.07)
                                      ----------      ----------     ----------
NET LOSS PER COMMON SHARE:            $    (0.22)     $    (0.00)    $    (0.07)
                                      ==========      ==========     ==========
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING                   4,239,175       5,229,643       3,470,476
                                      ==========      ==========     ==========

                 See notes to consolidated financial statements

                   WHITESTONE INDUSTRIES, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                            Cumulative
                                           December 7,
                                               1995         Three months ended March 31,
                                           (Inception)      ----------------------------
                                        to March 31, 1997       1997           1996
                                        -----------------   -----------     ------------

CASH FLOWS FROM CONTINUING OPERATIONS:
  Loss from continuing operations          $ (926,457)         $(5,168)      $(247,318)
       Amortization of unearned
          consulting fees                     162,500             --            40,625
       Common stock issued for services       171,200             --              --
    Changes in assets and liabilities:
       (Increase) decrease in
          prepaid expenses                       --               --              --
       (Increase) in patents                  (13,704)            --           (13,704)
       Increase (decrease) in
          accounts payable                     89,049            4,904         307,816
                                           ----------          -------       ---------

NET CASH PROVIDED BY (USED IN)
  CONTINUING OPERATIONS                     (517,412)             (264)         87,419

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                          --                --          (270,000)
  Increase in organization costs                --                --              --
                                           ----------          -------       ---------

NET CASH (USED IN) INVESTING ACTIVITIES         --                --          (270,000)
                                           ----------          -------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                        287,470             --           187,485
  Stockholder's loan                          162,688              264            --
  Bank debt                                    67,254             --              --
                                           ----------          -------       ---------

CASH PROVIDED BY FINANCING ACTIVITIES         517,412              264         187,485
                                           ----------          -------       ---------

NET INCREASE (DECREASE) IN CASH                  --               --             4,904

CASH AT BEGINNING OF PERIOD                      --               --             1,134
                                           ----------          -------       ---------

CASH AT END OF PERIOD                      $     --            $  --         $   6,038
                                           ==========          =======       =========

                 See notes to consolidated financial statements

                   WHITESTONE INDUSTRIES, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1997

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

For a more complete understanding of the Company's financial position and results of operations, reference is made to the financial statements and related notes thereto previously filed with the Company's Form 10-KSB for the year ended December 31, 1996.

NOTE 2 - EARNINGS (LOSS) PER SHARE

Per share information is computed based on the weighted average number of shares outstanding during the period.

NOTE 3 - LITIGATION

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

NOTE 4 - SUBSEQUENT EVENTS

A. On June 16, 1997, Royal Capital, Inc.("Royal") entered into an agreement with the Company and its president, Donald R. Yu, whereby Royal (i) acquired 100,000 shares of the Company's preferred stock held by Mr. Yu; and (ii) acquired the voting proxy of 1,120,000 shares of common stock. The consideration paid to Mr. Yu was $100,000. As a result, Royal obtained a voting majority of the Company's capital stock.

On June 24, 1997, the Company, Royal and Proformix, Inc., a Delaware company ("Proformix") entered into an acquisition agreement whereby the Company will acquire all or substantially all of the outstanding shares of capital stock of Proformix, Inc. In order to enter into the aforesaid agreement, the Company's Board of Directors authorized a 137:1 reverse split of its outstanding shares of Common Stock. The Company then intends to exchange one share of its Common Stock with 3.4676 shares Proformix common stock. The aforesaid acquisition will not include Golden Bear Entertainment Corporation ("Golden Bear"), the Company's wholly owned subsidiary. The Company's Board has authorized a 5% stock dividend consisting of the Common Stock of Golden Bear to the current shareholders of the Company.

B. In June 1997, the Company was named, among other parties, in a lawsuit by a shareholder. The Company believes it has jurisdictional defenses in this matter, and does not believe that any loss would be material.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The three months ended March 31, 1997 compared to the three months ended March 31, 1996

The Company entered into a new line of business commencing December 7, 1995 and continues to be in a development stage of operations. The Company has not realized any sales revenues from its new activities as of March 31, 1997. Costs incurred to date have been primarily for the research and development of its new toy products and general and administrative expenses incurred in setting up the organizational structures, developing its market entries and putting in place its financing structures. During the quarter ended March 31, 1997, the only cost incurred was general and administrative costs in the amount of $5,168.

Liquidity and Capital Resources

As of March 31, 1997, the Company had current liabilities of $318,992 and no current assets.

The Company has funded its development stage activities to date primarily through the sale of common stock and from bank debt and loans from officer. Stock sold since the inception of development stage activities aggregated 525,000 shares and has provided net proceeds to the Company of $287,470. Of these amounts, 325,000 shares, providing net proceeds of $187,485, were sold during the quarter ended March 31, 1996. In April 1996, the Company obtained an overdraft credit line from its commercial bank totaling $50,000. In December 1996, the Company obtained a $67,254 note from the same bank. This note has not been paid since its due date of January 21, 1997. The Company is continuing to seek additional financing and will require significantly increased capital resources to graduate to a fully operational level.

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

                                       WHITESTONE INDUSTRIES, INC.

Date:        July 18, 1997                By:            Donald Yu
           -------------------            -------------------------------------
                                          President and Chief Executive Officer