Form 10QSB
period 1997-06-30
WHITESTONE INDUSTRIES INC
filed 1997-07-21
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ___

The number of shares of registrant's Common Stock, $.0001 par value, outstanding as of June 30, 1997 was 38,173 shares.

                           WHITESTONE INDUSTRIES, INC.

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements (unaudited)

Balance Sheet -- June 30, 1997                                              2

Statement of Operations -- Three and six months ended
  June 30, 1997 and 1996                                                    3

Statement of Cash Flows  -- Six months ended June 30, 1997 and 1996         4

Notes to Financial Statements                                              5-6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                    7

PART II - OTHER INFORMATION                                                 8

SIGNATURES                                                                  9

                           WHITESTONE INDUSTRIES, INC.

                                  BALANCE SHEET

                                  JUNE 30, 1997

                                   (Unaudited)

                                     ASSETS


                                                                    $      --
                                                                    ===========


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

   LIABILITIES:                                                     $      --
                                                                    -----------
   STOCKHOLDERS' EQUITY:
     Preferred stock, $ .01 par value; 3,000,000 shares;
       authorized, 100,000 shares issued and outstanding                    100
     Common stock, $ .0001 par value; 30,000,000 shares
       authorized, 43,063 shares issued, 38,173 shares
       outstanding and 4,890 shares in treasury                               4
     Additional paid-in capital                                       2,556,278
     Accumulated deficit                                             (2,555,796)

       TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                --
                                                                    $      --
                                                                    ===========

                        See notes to financial statements

                           WHITESTONE INDUSTRIES, INC.

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                        Three Months Ended June 30,    Six Months Ended June 30,
                                        ---------------------------   ---------------------------
                                            1997           1996           1997           1996
                                        ------------   ------------   ------------   ------------
NET LOSS FROM DISCONTINUED OPERATIONS   $     (6,892)  $    282,372)  $    (12,060)  $   (529,690)
                                        ============   ============   ============   ============
NET LOSS PER COMMON SHARE:
     Discontinued operations            $      (0.18)  $      (9.34)  $      (0.32)  $     (18.76)
                                        ============   ============   ============   ============
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                       38,173         30,247         38,173         28,230
                                        ============   ============   ============   ============


                        See notes to financial statements

                           WHITESTONE INDUSTRIES, INC.

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                       Six Months Ended June 30,
                                                       ------------------------
                                                          1997          1996
                                                       ----------    ----------

CASH FLOWS FROM DISCONTINUED OPERATIONS:
  Loss from discontinued operations                    $  (12,060)   $ (529,690)
    Amortization of unearned consulting fees               81,250
    Common stock issued for services                       96,200
    Changes in assets and liabilities of
      discontinued business                                12,060       349,969
                                                       ----------    ----------

NET CASH (USED IN) DISCONTINUED OPERATIONS                   --          (2,271)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                       --        (270,000)

NET CASH (USED IN) INVESTING ACTIVITIES                      --        (270,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of common stock                                       --         187,485
  Stockholder's loan                                         --          17,355
  Bank debt                                                  --          36,000
  Cash overdraft                                             --          30,297

CASH PROVIDED BY FINANCING ACTIVITIES                        --         271,137

NET (DECREASE) IN CASH                                       --          (1,134)

CASH AT BEGINNING OF PERIOD                                  --           1,134

CASH AT END OF PERIOD                                  $     --      $     --
                                                       ==========    ==========

                        See notes to financial statements

                           WHITESTONE INDUSTRIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited financial statements have been prepared in accordance with the instructions on Form 10-QSB and, therefore, do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

For a more complete understanding of the Company's financial position and results of operations, reference is made to the financial statements and related notes thereto previously filed with the Company's Form 10-KSB for the year ended December 31, 1996.

The financial statements for the period ended June 30, 1996 have been restated to conform to the current year's presentation.

NOTE 2 - EARNINGS (LOSS) PER SHARE

Per share information is computed based on the weighted average number of shares outstanding during the period restated to reflect the Company's June 1997 reverse stock split.

NOTE 3 - LITIGATION

A. In October 1996, the Company entered into an agreement with a Latvian company to obtain certain financing. The Latvian company agreed to buy 700,000 shares of Company's common stock for $500,000 and to additionally provide loan financing of $400,000, to be secured by 1,483,750 shares of stock owned by certain shareholders. Subsequent to the issue and transfer of the 2,183,750 shares, the Company learned that the agreed to funds were not provided.

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

NOTE 4 - DISCONTINUED OPERATIONS

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

On June 24, 1997, the Company, Royal and Proformix, Inc., a Delaware company ("Proformix") entered into an acquisition agreement whereby the Company will acquire all or substantially all of the outstanding shares of capital stock of Proformix, Inc. In order to enter into the aforesaid agreement, the Company's Board of Directors authorized a 137:1 reverse split of its outstanding shares of Common Stock. Such reverse split is retroactively reflected for all periods presented. The Company then intends to exchange one share of its Common Stock with 3.4676 shares Proformix common stock. The aforesaid acquisition will not include Golden Bear Entertainment Corporation ("Golden Bear"), the Company's wholly owned subsidiary. The Company's Board has authorized a 5% stock dividend consisting of the Common Stock of Golden Bear to the current shareholders of the Company. Accordingly, the accompanying financial statements reflect the results of the previous business operations as discontinued operations. In connection with the distribution of Golden Bear, the recipient shareholder received assets consisting of patents with a book value of $13,704, assumed accounts payable of $95,941 and bank debt in amount of $67,254 and forgave loans to the Company totaling $162,689. The excess of liabilities assumed and forgiven over assets distributed was $312,180. This amount is accounted for as a contribution to capital. The Company remains contingently liable for the accounts payable and bank debt assumed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company entered into a new line of business commencing December 7, 1995 and discontinued the development of this business in June 1997. The Company had not realized any sales revenues from its new activities as of June 30, 1997. Costs incurred to date have been primarily for the research and development of its new toy products and general and administrative expenses incurred in setting up the organizational structures, developing its market entries and putting in place its financing structures. During the six months ended June 30, 1997, the only cost incurred was general and administrative costs in the amount of $12,060.

Liquidity and Capital Resources

As of June 30, 1997, the Company had neither assets nor liabilities.

The Company funded its previous development stage activities primarily through the sale of common stock, from bank debt and loans from its officer. Stock sold since the inception of development stage activities aggregated 525,000 shares and has provided net proceeds to the Company of $287,470. Of these amounts, 325,000 shares, providing net proceeds of $187,485, were sold during the quarter ended March 31, 1996. In April 1996, the Company obtained an overdraft credit line from its commercial bank totaling $50,000. In December 1996, the Company obtained a $67,254 note from the same bank. This note has not been paid since its due date of January 21, 1997. In June 1997, the Company's previous major shareholder was distributed assets consisting of patents with a book value of $13,704, assumed accounts payable of $95,941 and bank debt in the amount of $67,254 and forgave loans to the Company totaling $162,689.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS -

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

Item 2. CHANGES IN SECURITIES - On July 15, 1997 the Company effected a reverse split of its outstanding Common Stock in the ratio of 137:1 ("Reverse Split") and changed its name to Proformix Systems, Inc. The Reverse Split has no effect on the par value or authorized number of shares of Common Stock. The Company is effecting the Reverse Split and name change in connection with the stock exchange agreement ("Agreement") entered into with Proformix, Inc. and Royal Capital, Inc. whereby the Company will acquire all or substantially all of the outstanding shares of Proformix, Inc. by exchanging one share of Common Stock for every 3.4676 shares of Proformix, Inc. common stock. The primary reason for the Reverse Split is to reflect the relative contribution of Proformix, Inc., a viable business, which is being acquired by the Company. In order to consummate this acquisition, the Company must recapitalize and the Board believes that this recapitalization and acquisition will ultimately provide for greater shareholder value. Moreover, it is necessary in order to convey to the present Proformix, Inc. shareholders additional shares constituting control of the Company.

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


                                        WHITESTONE INDUSTRIES, INC.


Date: July 18, 1997                     By:     /s/     Donald Yu
                                           -------------------------------------
                                           President and Chief Executive Officer