Form 10KSB
period 1996-12-31
WHITESTONE INDUSTRIES INC
filed 1997-07-22
CIK 838796

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1996
                         Commission File No. 33-20432-FW

                           WHITESTONE INDUSTRIES, INC.
                 (Name of Small Business Issuer in Its Charter)


          Delaware                                              75-2228828
   -------------------------------                          -------------------
   (State or Other Jurisdiction of                           (I.R.S. Employer
   Incorporation or Organization)                           Identification No.)


    702 Marshall Street, Suite 500, Redwood, California            94063
--------------------------------------------------------------------------------
        (Address of Principal Executive Offices)                (Zip Code)


                                 (415) 364-7030
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


Securities registered under Section 12(b) of the Exchange Act:  None

                                            Name of Each Exchange
Title of Each Class                         on Which Registered

__________________________________         _____________________________________

__________________________________         _____________________________________


Securities registered under Section 12(g) of the Exchange Act:        None


________________________________________________________________________________
                                (Title of Class)

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes_____      No __X__

                    This report contains a total of __ pages.

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. __X__

     State issuer's revenues for its most recent fiscal year: $-0-

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     Common Stock, par value $.0001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on April 1, 1996. Based on the closing bid price of the Common Stock on the National Association of Securities Dealers, Inc. OTC Bulletin Board as reported on May 31, 1997 ($.10), the aggregate market value of the 2,984,320 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as that term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on that date was approximately $298,432. By the foregoing statements, the Registrant does not intend to imply that any of these officers, directors or beneficial owners are affiliates of the Registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                               Yes _____       No __X__

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     5,924,320 shares of Common Stock, $.0001 par value, as of May 31, 1997.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

Introduction

         Whitestone Industries, Inc. (the "Company" or "Whitestone") was incorporated as a Delaware corporation on April 19, 1988 under the name
"Fortunistics Inc." as a "blind pool" or "blank check" company to seek acquisition possibilities, make acquisitions or enter into other business endeavors. Currently, the Company, through its wholly-owned subsidiary, Golden Bear Entertainment Corporation ("Golden Bear"), is engaged in developing and marketing electronic, interactive, pre-school children's games and educational products. In particular, the Company has developed prototypes of its products and is negotiating marketing outlets, primarily with large, national toy store chains. Accordingly, the Company is considered to be a development stage company for accounting purposes.

Proposed Transactions

         As a result of the inability of the Company to implement its strategic program for the development of its Golden Bear subsidiary, and the desire to secure a possible operating base so that the Company's stockholders may receive a satisfactory return on their investment, the Company and its President, Mr. Donald Yu, entered into an Agreement on June 16, 1997 with Royal Capital, Inc. ("Royal") whereby Royal (i) acquired 100,000 shares of the Company's Preferred Stock held by Mr. Yu; and (ii) acquired the voting proxy of 1,120,000 shares of Common Stock. The consideration paid to Mr. Yu was $100,000. As a result, Royal obtained a voting majority of the Company's capital stock.

         On June 24, 1997, the Company, Royal and Proformix, Inc., a Delaware company ("Proformix"), entered into a stock exchange agreement whereby the Company will acquire all or substantially all of the outstanding shares of capital stock of Proformix. In order to enter into the aforesaid agreement, the Company's Board of Directors has authorized a 137:1 reverse split of its outstanding shares of Common Stock (including shares of Common Stock underlying the Company's outstanding Preferred Stock). The Company then intends to exchange one share of its Common Stock for every 3.4676 shares Proformix common stock. The aforesaid acquisition will not include Golden Bear. The Company's Board has authorized a 5% stock dividend of the Common Stock of Golden Bear to the current shareholders of the Company.

         Proformix is a research based ergonomics company focusing on the computerized workplace. Computer ergonomics optimized the design of technology that allows persons to successfully interact with computers. The Company believes that the acquisition of Proformix is in the best interests of the Company's shareholders and should result in increased shareholder value.

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

         Following completion of the Company's initial public offering of certain of its securities and stock dividend, the Company's activities were limited to managing its limited resources and investigating potential business opportunities. On November 15, 1988, Mr. Bill Myers ("Myers") acquired 13,000,000 shares of Common Stock (4,333,333 shares post Reverse Stock Split) of the Company from Halter Venture Corporation, the former principal stockholder of the Company. Subsequently, on May 1, 1989, in exchange for shares of its Common Stock, the Company received a commitment or option to acquire up to 10,000,000 shares of common stock of Videoactive Company, a media production and marketing company with limited operations. Thereafter, on December 31, 1991, Mr. Bill Myers, also the principal shareholder of Videoactive Company in addition to being a principal shareholder of the Company, received 10,000,000 additional shares of Common Stock (3,333,334 post Reverse Stock Split. Additionally, 1,000,000 shares of Common Stock (33,334 post Reverse Stock Split) of the Company were issued to Mr. Myers in exchange for Mr. Myers' agreeing to assume various ongoing expenses and other liabilities of the Company during the period in which the Company was seeking an acquisition candidate or developing prospective business operations.

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

Operations

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

         On December 7, 1995, the Company, WGL, Golden Bear, a newly organized California corporation, and Mr. Donald Yu, the sole shareholder of Golden Bear and the Company's current President, CEO, CFO and Chairman, entered into a Stock Purchase and Exchange Agreement (the "Agreement") which was effective as of that date. Pursuant to the Agreement, WGL contributed back to the Company its right and interest in and to 6,700,000 shares of its 8,700,000 shares of the Company's Common Stock in exchange for the Company's interest in certain securities (85,131 shares of Magnum Petroleum Common Stock and options). Prior to December 7, 1995, WGL owned approximately 64.2% of the outstanding capital stock interest of the Company. Upon consummation of the transaction, WGL owned approximately 5.9% of the outstanding capital stock interest of the Company.

         Pursuant to the Agreement, the Company acquired all of the capital stock of Golden Bear in exchange for the distribution to Mr. Yu of (i) 3,200,000 shares of restricted Common Stock of the Company and (ii) 500,000 shares of newly issued shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") convertible into 24,000,000 shares of Common Stock (subject to certain anti-dilution provisions). The Common Stock and the series A Preferred Stock issued to Mr. Yu represents approximately 79.89% of the outstanding capital stock interest of the Company. A Statement of Designation was filed with the State of Delaware on December 7, 1995, setting forth the designations, preferences, rights and limitations of the Series A Preferred Stock.

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

         The Company, through Golden Bear, has developed various electronic, interactive, pre-school children's games and educational products (for purposes of this section which describes the Company's business, the term "Company" refers to Golden Bear). The Company's activities to date have consisted of developing prototypes of its products and negotiating marketing outlets, primarily with large, national toy store chains. Accordingly, the financial statement presentation is that of a development stage enterprise. Upon reaching a full operating stage, the Company envisions contracting out the manufacture of its products to third parties.

Products

         Beginning in October, 1995, Donald Yu, the Company's President, Chief Executive Officer, Chief Financial Officer, and Chairman (as of December 7,
1995), Joseph Whitaker, the Company's Executive Vice President (as of February 5, 1996), Marketing, and Lawrence Aledort, the Company's Senior Vice President, Sales met with major toy buyers (including Toys R Us, Kaybee, J.C. Penney) to preview the Company's initial product line to determine the viability of each product described below and buyer's responses to each of these products. Subsequently, in mid-January 1996, the initial product line described below was displayed at the Hong Kong Toy Fair, primarily to the major domestic import buyers and the international trade. The Company also presented its initial product line to major buyers representing a large cross section of U.S. outlets including Toys R Us, KayBee, Target, Hills, Bradlees, JC Penney, FAO Schwarz, at the Official 93rd American International Toy Fair in New York. As a result of these initial responses, the Company was able to obtain significant purchase orders from several major retailers, including Toys 'R Us. However, due to lack of proper financing, the Company was not able to fulfill these orders and were subsequently cancelled by the buyers.

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

         These licenses have since reverted back to the respective inventors due to Company's inability to maintain the minimum royalty payment amounts.

Employees

         The Company currently employs one full-time employee who is engaged in both executive and administrative capacities. At present, none of the Company's employees are receiving any salaries or benefits.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company's executive offices are located at 19200 Von Karman Avenue, Suite 500, Irvine, CA 92715. These premises, which consists of approximately 350 square feet of space, and is subject to a lease agreement with DBS, Inc. The lease is on a six month basis, beginning March 1, 1996, at a base rental of $1450 per month. The Company considers these facilities to be temporary.

         The Company has temporarily moved its executive facilities to 702 Marshall Street, Suite 500, Redwood City, California 94063. These facilities have been made available by Mr. George Eshoo, who is a Director and Secretary of the Company, at no charge. The use of such facilities may be terminated on notice by either Mr. Eshoo or the Company.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not engaged in a material legal proceeding. The Company is aware of a lawsuit filed by AJ Robbins, P.C. on November 15, 1995, but the Company has not yet been served on the Company. The lawsuit is based on accountants' fees allegedly due by the Company. The former management of the Company, and specifically Hernan Saide, has indemnified the present management and the Company against any actions that occurred or accrued period to December 7, 1995. The Company has resolved this lawsuit through assignment to the Plaintiff of certain indemnification rights received previously from Mr. Saide[?].

         The Company is a Plaintiff in a lawsuit filed in the U.S. District Court for the Northern District of California, (Donald Yu and Whitestone Industries, Inc. vs. Alex Vilnis, Baltic Trust Company et al; Case No. C97-0484MHP) against Mr. Alex Vilnis, Vilnis Laurins, The Baltic Trust Company and the International Exchange Co. Ltd. of Latvia. Both of these companies are controlled by Mr. Alex Vilnis. The Company is alleging fraud and is also seeking to obtain equitable relief involving the cancellation of 2,183,750 shares of its Common Stock issued to International Exchange Co. Ltd. The Company had sought to enter into a loan and stock sale financing agreement with Baltic Trust Co. and subsequently ascertained that the transaction involved a scheme pursuant to which the Company would not receive the negotiated consideration for the issuance of its shares. As a result of the initiation of the lawsuit, the Company has been successful in obtaining a temporary restraining order with regard to any possible transfer of the shares at issue, and is in the process of obtaining a default judgment against the above defendants. While the Company anticipates that it will be difficult to obtain and enforce any damages awarded to the Company, it believes that it would be in a position to successfully preempt any effort by the Defendants to transfer or liquidate the shares.

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

                                              High                 Low
                                              ----                 ---
         March 31, 1994                        (1)                 (1)
         June 30, 1994                         (1)                 (1)
         September 30, 1994                    (1)                 (1)
         December 31, 1994                     (1)                 (1)
         March 31, 1995                        (1)                 (1)
         June 30, 1995                       .685                .625
         September 30, 1995                  .875                .640
         December 31, 1995                   .250                .250
         March 31, 1996                      5.00                2.37
         June 30, 1996                       2.50                1.75
         September 30, 1996                   .50                1.00
         December 31, 1996                    .50                1.00
         March 31, 1997                       .25                 .50
         May 31, 1997                         .10                 .25

--------------
(1) No trading activities during these periods.

         As of May 31, 1997, there were 1,062 holders of record of the Company's common stock. The closing bid price quoted on the pink sheets for the Company's Common Stock at May 30, 1997, was $0.10.

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

General

         The Company currently is in the business of developing a product line of toys focused on incorporating the latest advances in electronic technology into new, as well as previously accepted styles of toys.

Results of Operations

         Prior January 1993 the Company was not engaged in significant operations. From April 1993 to October 1995, the Company was engaged in the acquisition and development of oil and gas properties, interests and production, and the sale and disposition of such properties. In October 1995 the Company sold its oil and gas interests. From 1995 to the present, the Company, through its wholly owned subsidiary Golden Bear, the Company has been developing educational and innovative electronic games and toys. The Company has not realized any sales revenues to date in such development.

Year ended December 31, 1996
compared to year ended December 31, 1995

         No true comparison can be made between the years ended December 31, 1996 and December 31, 1996. The business in which the Company had been engaged in the previous year was subsequently discontinued in 1995. The Company entered into a new line of business commencing December 1995 and continues to be in the development stage of operations. The Company did not realize any sales revenues from its new activities in 1996. In 1996 the Company incurred expenses from both the research and development of its current product line and through a failed financing effort. This resulted in net operating losses to the Company.

Revenues

         As discussed above, the Company is a development stage company and has not produced any sales revenues as of December 31, 1996. At December 31, 1996, the Company had net operating loss carryforwards of approximately $2.0 million expiring in the years 2007 and 2009. At December 31, 1996, the Company's had a deferred tax asset of approximately $806,000 related to the net operating loss carryforwards. The Company has provided a valuation allowance for the full amount of this deferred tax asset.

         The Company is committed under two perpetual license agreement connected to the development of its products. These agreements call for royalty payments of from 4-6% of all such product sales. The Company was required to pay advance royalties aggregating $45,000 upon entering these agreements in 1995. Such payments were initially recorded as prepaid royalties. However, they have been written off in 1996 upon the

Company's reevaluation of their future economic benefit.

Costs and Expenses

         Costs and expenses related to research and development at December 31, 1996 were $252,820. This plus general and administrative expenses of $480,624, mostly incurred in the Company's failed financing, comprised 70% of the Company's total costs and expenses.

Liquidity and Capital Resources

         As of December 31, 1996, the Company is in a development stage and has a working capital deficit of approximately ($300,000). As a result of the inability of the Company to implement its strategic program for the development of its Golden Bear subsidiary, and the desire to secure a possible operating base so that the Company's stockholders may receive a satisfactory return on their investment, the Company and its President, Mr. Donald Yu, entered into an Agreement on June 16, 1997 with Royal Capital, Inc. ("Royal") whereby Royal (i) acquired 100,000 shares of the Company's Preferred Stock held by Mr. Yu; and
(ii) acquired the voting proxy of 1,120,000 shares of Common Stock. The consideration paid to Mr. Yu was $100,000. As a result, Royal obtained a voting majority of the Company's capital stock.

         On June 24, 1997, the Company, Royal and Proformix, Inc., a Delaware company ("Proformix"), entered into a stock exchange agreement whereby the Company will acquire all or substantially all of the outstanding shares of capital stock of Proformix. In order to enter into the aforesaid agreement, the Company's Board of Directors has authorized a 137:1 reverse split of its outstanding shares of Common Stock (including shares of Common Stock underlying the Company's outstanding Preferred Stock). The Company then intends to exchange one share of its Common Stock for every 3.4676 shares Proformix common stock. The aforesaid acquisition will not include Golden Bear. The Company's Board has authorized a 5% stock dividend of the Common Stock of Golden Bear to the current shareholders of the Company.

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

  Name                     Age        Position
  ----                     ---        --------
Donald Yu                  59         President, Chief Executive
                                      Officer, Chief Financial Officer, Director

George P. Eshoo            59         Director and Secretary

         The officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors.

         DONALD YU has served as the President, CEO and a Director of the Company since December 7, 1995. From August, 1995 to December, 1995, Mr. Yu was an independent consultant, developing what are now the Company's current products. Since its inception in December 1995, Mr Yu also has served as the sole officer and director of Golden Bear, now a wholly owned subsidiary of the Company. From October, 1994 to August, 1995, Mr. Yu was President and Chief Executive Officer of Q-Sound Electronics, Inc. (QSL), a Newport Beach, California based company specializing in the design, manufacture and market consumer products utilizing proprietary three-dimensional audio, "surround sound" technology. From October, 1993, to October, 1994, Mr. Yu had served as President and CEO of Dynamic Life Products of Newport Beach, California, a manufacturer and distribute of bath safety products. From September, 1990 to July, 1992, Mr. Yu was President of Catalina Toys, Inc., a manufacturer of high tech toys.

         GEORGE P. ESHOO has been senior partner of the law firm of George P. Eshoo, P.A. since 1966. Mr Eshoo attended the University of California at Berkeley, where he received a Bachelor of Science degree in 1961, and received his J.D. in 1966 from the University of California at San Francisco, Hastings College of Law and received his Juris Doctor.

ITEM 10. EXECUTIVE COMPENSATION

Compensation

         The Company did not compensate any of its officers and directors during the year ended December 31, 1996.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of June 9, 1997, the record and beneficial ownership of Common Stock of the Company by each officer and director, all officers and directors as a group, and each person known to the Company to own beneficially or of record five percent or more of the outstanding shares of the Company:

                                        Shares
Officers, Directors and                 Beneficially      Percent of Shares
Principal Stockholders                  Owned             Beneficially Owned (1)

Donald R. Yu                            4,800,000(2)            44.8%
George Eshoo                            85,000(3)                1.4%
Marianne Rossi                          20,000                   **

International Exchange Ltd.             2,183,750(4)            36.9%
 c/o Baltic Trust Co., Ltd.
 Matisa Iela 65-4
 LV-10009 Riga, Latvia

Jean Yu                                 1,120,000               18.9%

All directors,                          4,905,000               45.7%
executive officers
as a group (3 persons)

   ** Less than 1%

(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock which such person has the right to acquire within 60 days of June 9, 1997. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.

(2) Represents shares of Common Stock underlying 100,000 shares of the Company's Series A Convertible Preferred Stock.

(3) Includes 50,000 shares beneficially owned by Eshoo Corp., of which Mr. Eshoo is President.

(4) These shares of Common Stock are currently in dispute as to ownership and the transfer of these shares has been enjoined by the United States District Court for the Northern District of California pending resolution. The Company has challenged the record owner's entitlement to the shares in question.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         In January 1996, George P. Eshoo, a director of the Company, received 35,000 shares of Common Stock in consideration for legal services performed on behalf of the Company. In addition, in August 1996, Mr. Eshoo received 50,000 shares of Common Stock of the Company for services as an officer and director of the Company.

         On December 26, 1995, Spiro Pappas, Trustee, received 200,000 shares of Common Stock from the Company in consideration for $99,985. In August 1996, Mr. Pappas received 200,000 shares in exchange for various consulting and strategic planning services provided to the Company.

         On December 7, 1995, the Company, WGL, Golden Bear, a newly organized California corporation, and Mr. Donald Yu, ("Yu"), the sole shareholder of Golden Bear and the Company's current President, CEO, CFO and Chairman, entered into a Stock Purchase and Exchange Agreement (the "Agreement") which was effective as of that date. Pursuant to the Agreement, WGL contributed back to the Company its right and interest in and to 6,700,000 shares of its 8,700,000 shares of the Company's Common Stock in exchange for the Company's interest in certain securities (85,131 shares of Magnum Petroleum Common Stock and options). Prior to December 7, 1995, WGL owned approximately 64.2% of the outstanding capital stock interest of the Company. Upon consummation of the transaction, WGL owned approximately 5.9% of the outstanding capital stock interest of the Company (See discussion below).

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

         On January 22, 19Mr. Yu converted 400,000 shares of the Series A Preferred Stock into 1,920,000 shares of Common Stock. On January 29, 1996, the Company amended its Certificate of Designation to provide that the Series A Preferred Stock are not subject to adjustment in the event of a reverse stock split of the Company's Common Stock.

         Subsequently, on January 31, 1996, the Company filed a Certificate of Amendment to its Certificate of Incorporation whereby the Company increased the number of its authorized shares of Common Stock, par value $.0001 from 20,000,000 shares to 30,000,000 shares. The Company also increased the number of authorized shares of preferred stock from 1,000,000 shares to 3,000,000 shares and changed the par value of the Company's preferred stock from $.01 to $.0001. Furthermore, the Company effectuated a one for ten (1:10) reverse stock split of the Company's common stock which became effective on February 2, 1996.

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

         Pursuant to an agreement with Ms. Jean King, the former wife of Mr. Donald Yu, the Company's President, CEO, CFO, and Chairman, Ms. King is entitled to one-half of Mr. Yu's (i) capital stock of the Company and (ii) earnings. As a result, Mr. Yu transferred 1.12 million shares of Common Stock to Ms. King. Additionally, Ms. King will be assigned all rights to one-half of any compensation received or accrued by or on behalf of Mr. Yu in the future.

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K

         (a)  The  financial   statements  listed  on  the  index  to  financial
statements on page F-1 are filed as part of this Form 10-KSB.

         (b) Reports on Form 8-K

         The Company filed Form 8-K reports dated  February 9, 1996 (Items 5 and
7).

                                    SIGNATURE

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 22nd day of July, 1997.

                                           WHITESTONE INDUSTRIES, INC.

                                           By: /s/ Donald Yu
                                               ---------------------------------
                                           Donald Yu, chairman of the Board
                                           and Chief Executive Officer

         In accordance with the Exchange, this Report has been signed below by the following person on behalf of the Registrant, and in the capacities and on the date indicated.

                              SIGNATURES

                          Chairman of the Board,
                          President, Principal
/s/Donald Yu              Executive, and Principal Financial
-----------------------   and Accounting Officer                 July 22, 1997
Donald Yu



/s/George P. Eshoo        Director                               July 22, 1997
-----------------------
George P. Eshoo

                   WHITESTONE INDUSTRIES, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1996

                                                                     Page Number
                                                                     -----------

Independent Auditors' Report                                             F-2

Consolidated Balance Sheet at December 31, 1996                          F-3

Consolidated Statements of Operations                                    F-4
  for the period cumulative December 7, 1995 (inception) to December 31, 1996, and years ended December 31, 1996 and 1995

Consolidated Statement of Changes in Stockholders' Equity (Deficit)      F-5
  for the years ended December 31, 1996 and 1995

Consolidated Statements of Cash Flows                                    F-6
  for the years ended December 31, 1996 and 1995

Notes to Consolidated Financial Statements                             F-7-13

                   [LETTERHEAD OF FELDMAN RADIN & CO., P.C.]

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors
    and Stockholders
Whitestone Industries, Inc. and Subsidiary
Boca Raton, Florida

     We have audited the accompanying consolidated balance sheet of Whitestone Industries, Inc. and Subsidiary (A Development Stage Enterprise) as of December 31, 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the period cumulative December 7, 1995 (inception) to December 31, 1996, and two years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Whitestone Industries Inc. and Subsidiary (A Development Stage Enterprise) as of December 31, 1996, and the results of its operations and cash flows for the period cumulative December 7, 1995 (inception) to December 31, 1996, and two years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.


                                       /S/ Feldman Radin & Co., P.C.
                                       Certified Public Accountants

July 8, 1997
New York, N.Y.

                   WHITESTONE INDUSTRIES, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 1996

                                     ASSETS

PATENTS                                                             $    13,704
                                                                    -----------
                                                                    $    13,704
                                                                    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts payable                                               $    84,145
     Bank debt                                                          103,254
     Stockholder's loan                                                 126,425
                                                                    -----------
         TOTAL CURRENT LIABILITIES                                      313,824
                                                                    -----------
STOCKHOLDERS' EQUITY:
     Preferred stock, $ .01 par value; 3,000,000 shares;
         authorized, 100,000 shares issued and outstanding                  100
     Common stock, $ .0001 par value; 30,000,000 shares
         authorized, 5,899,643 shares issued, 5,229,643
         shares outstanding and 670,000 shares in treasury                  590
     Additional paid-in capital                                       2,242,926
     Accumulated deficit                                             (2,543,736)
                                                                    -----------
         TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                          (300,120)
                                                                    -----------
                                                                    $    13,704
                                                                    ===========

                 See notes to consolidated financial statements

                   WHITESTONE INDUSTRIES, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Cumulative
                                                 December 7,
                                                     1995
                                                (Inception) to     Year ended December 31,
                                                  December 31,    --------------------------
                                                     1996            1996           1995
                                               ----------------- -----------    -----------
REVENUES:
     Sales                                      $      --        $      --      $      --
     Other                                          107,545          107,545           --
                                                -----------      -----------    -----------
         Total revenues                             107,545          107,545           --

COSTS AND EXPENSES:
     General and administrative                     480,624          419,391         61,233
     Direct expenses                                 10,140             --           10,140
     Payroll                                        122,750          122,750           --
     Research and development                       252,820          151,117        101,703
     Amortization of unearned consulting fees       162,500          162,500           --
                                                -----------      -----------    -----------
         Total costs and expenses                 1,028,835          855,759        173,076

LOSS FROM CONTINUING OPERATIONS                    (921,290)        (748,214)      (173,076)

LOSS FROM DISCONTINUED OPERATIONS                      --               --         (220,091)
                                                -----------      -----------    -----------
NET LOSS                                        $  (921,290)     $  (748,214)   $  (393,167)
                                                ===========      ===========    ===========
LOSS PER COMMON SHARE:
     Continuing operations                      $     (0.23)     $     (0.18)   $     (0.14)
     Discontinued operations                           --               --            (0.18)
                                                -----------      -----------    -----------
NET LOSS PER COMMON SHARE:                      $     (0.23)     $     (0.18)   $     (0.32)
                                                ===========      ===========    ===========
WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                           4,010,604        4,186,101      1,242,963
                                                ===========      ===========    ===========


                 See notes to consolidated financial statements

                   WHITESTONE INDUSTRIES, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)

                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                    Preferred Stock      Common Stock
                                                   -----------------   -------------------    Additional   Accumulated
                                                   Shares     Amount    Shares     Amount  Paid-in Capital   Deficit        Total
                                                   ------     ------    ------     ------  ---------------   -------        -----
BALANCE - DECEMBER 31, 1994                          --        $--     1,173,443    $117     $ 862,141    $  (846,625)    $  15,633
     Net loss                                        --         --          --       --           --         (393,167)     (393,167)
     Proceeds from sale of shares                    --         --        30,000       3        78,747           --          78,750
     Shares issued for services and debt             --         --        26,200       3       160,897           --         160,900
     Shares issued for Diehard license               --         --       125,000      12       399,988           --         400,000
     Distribution of Whitestone Games as
       dividend                                      --         --          --       --           --         (555,730)     (555,730)
     Capital contribution                            --         --          --       --        120,538           --         120,538
     Proceeds from sale of shares                    --         --       200,000      20        99,965           --          99,985
     Common shares issued for Golden Bear
       stock                                         --         --       320,000      32           (32)          --            --
     Preferred shares issued for Golden
       Bear stock                                 500,000        500        --       --           (500)          --            --
     Conversion of preferred to common           (400,000)      (400)  1,920,000     192           208           --            --
                                                 --------       ----   ---------     ---      --------    -----------      --------

BALANCE - DECEMBER 31, 1995                       100,000       $100   3,794,643    $379    $1,721,952    $(1,795,522)    $ (73,091)
     Net loss                                        --         --          --       --           --         (748,214)     (748,214)
     Proceeds from sale of shares                    --         --       325,000      33       187,452           --         187,485
     Shares subject of litigation                    --         --       700,000      70           (70)          --            --
     Shares issued for services                      --         --     1,080,000     108       333,592           --         333,700
                                                 --------       ----   ---------     ---     ---------    -----------     ---------
BALANCE - DECEMBER 31, 1996                       100,000       $100   5,899,643    $590    $2,242,926    $(2,543,736)    $(300,120)
                                                 ========       ====   =========    ====    ==========    ===========     =========

                 See notes to consolidated financial statements

                   WHITESTONE INDUSTRIES, INC. AND SUBSIDIARY

                        (A DEVELOPMENT STAGE ENTERPRISE)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  Cumulative
                                                                  December 7,
                                                                     1995
                                                                  (Inception)      Year Ended December 31,
                                                                to December 31,   -------------------------
                                                                     1996            1996           1995
                                                                  ---------       ---------      ----------
CASH FLOWS FROM CONTINUING OPERATIONS:
     Loss from continuing operations                              $(921,290)      $(748,214      $ (173,076)
            Amortization of unearned consulting fees                162,500         162,500            --
            Common stock issued for services                        171,200         171,200            --
         Changes in assets and liabilities:
            (Increase) decrease in prepaid expenses                    --            45,000         (45,000)
            (Increase) in patents                                   (13,704)        (13,704)           --
            Increase (decrease) in accounts payable                  84,145         (35,080)        119,225
                                                                   --------        --------        --------
NET CASH (USED IN) CONTINUING OPERATIONS                           (517,149)       (418,298)        (98,851)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
     Loss from discontinued operations                                 --              --          (220,091)
     Shares issued for services                                        --              --           160,900
     Changes in assets and liabilities of
       discontinued business                                           --              --           106,053
                                                                   --------        --------        --------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS                           --              --            46,862
                                                                   --------        --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                                              --              --          (155,730)
     Increase in organization costs                                    --              --            (2,003)
                                                                   --------        --------        --------
NET CASH (USED IN) INVESTING ACTIVITIES                                --              --          (157,733)
                                                                   --------        --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                           287,470         187,485         178,735
     Stockholder's loan                                             126,424         126,424            --
     Bank debt                                                      103,255         103,255            --
                                                                   --------        --------        --------
CASH PROVIDED BY FINANCING ACTIVITIES                               517,149         417,164         178,735
                                                                   --------        --------        --------
NET (DECREASE) IN CASH                                                 --            (1,134)        (30,987)

CASH AT BEGINNING OF PERIOD                                            --             1,134          32,121
                                                                   --------        --------        --------
CASH AT END OF PERIOD                                              $   --          $   --          $  1,134
                                                                   ========        ========        ========

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

                                DECEMBER 31, 1996

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

               Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-based Compensation". The statement generally suggests, but does not require, employee stock-based compensation transactions be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As permitted by the statement, the Company has elected to continue to follow the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value at the measurement date. The adoption of SFAS No. 123 does not have a material impact on the financial statements. The Company has not made the required proforma disclosures in accordance with SFAS No. 123 because there were no stock options or warrants outstanding at December 31, 1996 and 1995.

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

               Pursuant to the Agreement, the Company acquired all of the capital stock of GBEC in exchange for the distribution to Mr. Yu, the sole stockholder of GBEC, of (I) 320,000 shares of restricted common stock of the Company and (ii) 500,000 shares of newly issued shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") that were convertible into 24,000,000 shares of common stock of the Company. In January 1996, Mr. Yu converted 400,000 of his preferred shares into 19,200,000 common shares (subsequently reduced to 1,920,000 shares in the February 1996 reverse stock split). This conversion is presented as if it had occurred at December 31, 1995. The remaining 100,000 shares of preferred stock are nondividend paying, have a liquidation preference of the greater of $.01 per share or 48 times the liquidation payment of the common stock and remain convertible into an aggregate of 4,800,000 shares of common stock.

          e. Stock Split - In February 1996, the Company effected a one for ten reverse stock split. All common share data in these financial statements is retroactively restated to reflect this transaction.

          f. Estimates - The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

                  Revenues of the discontinued business were $422,002 for 1995.

4.       INCOME TAXES

                  At December 31, 1996, the Company had net operating loss carryforwards of approximately $2.0 million expiring in the years 2007 through 2009. On December 7, 1995, the Company experienced a greater than 50% change in ownership. Section 382 of the Internal Revenue Code limits the availability of pre-ownership change losses in such situations. Approximately $1.4 million of such losses are limited to approximately $250,000 of annual utilization in any one year.

                  At December 31, 1996, the Company has a deferred tax asset of approximately $806,000 related to the net operating loss carryforwards. The full amount of such asset has been reduced by a valuation allowance.

                  The (provision) benefit for income taxes differs from amounts computed using the statutory federal rate as follows:

                                                           December 31,
                                                  ----------------------------
                                                     1996              1995
                                                  ---------         ----------
         Computed (provision) benefit             $ 254,000         $  134,000
         Permanent differences                     (113,000)           (68,000)
         Tax benefit not recognized                (141,000)           (66,000)
                                                  ---------         ----------
                                                  $    --           $    --
                                                  =========         ==========

5.       BANK DEBT

                  In April 1996, the Company obtained a $50,000 overdraft credit line from its commercial bank with an interest rate that is 5% above the bank's prime rate (13.25% at December 31, 1996). In December 1996, the Company obtained a $67,254 note from the same bank with an interest rate that is 3% above the bank's prime rate (11.25% at December 31, 1996). This note has not been paid since its due date of January 21, 1997. The Company had aggregate outstanding borrowing of $103,254 from the bank as of December 31, 1996.

6.       EQUIPMENT

                  In March 1996, the Company had specialized tooling developed to be used in its manufacturing process. The cost of this tooling was $270,000, none of the cost of which was paid. During the quarter ended September 30, 1996, the Company returned the tooling back to the manufacturer after it decided not to commence manufacturing. Consequently, the Company reduced its accounts payable by $270,000 and reversed the recording of the equipment.

7.       RESEARCH AND DEVELOPMENT EXPENSES

                  In December 1995, the Company contracted with several sub-contract manufacturers in Hong Kong and Taiwan to assist in the research and development activities of its product line of electronic toys. Since then, the Company accrued most of the engineering efforts, including the costs for design, graphics, software, and prototype samples. In November 1996, when it was evident that the necessary financing to begin production would not be received, the Company renegotiated the amounts due to these vendors. Payables in the amount of $107,545 were settled in exchange for the transfer of rights to the products being developed as well as the assignment of some of the Company's designs and software programs. Such transfer has been recorded as other income.

8.       STOCK OPTION PLANS

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

                  At December 31, 1996 and 1995, no options were outstanding.

9.       SPIN-OFF OF SUBSIDIARY

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

10.      COMMITMENTS

                  A. License Agreements - The Company is committed under the two perpetual license agreements connected to the development of its products. The agreements call for royalty payments of from 4-6% of all such product sales. The agreements are automatically renewable, subject to meeting annual minimum royalty payments, which aggregate $60,000. The Company was required to pay advance royalties aggregating $45,000 upon entering into these agreements in December 1995. Such payments were initially recorded as prepaid royalties. However, they have been written off in 1996 upon the Company's reevaluation of their future economic benefit.

                  B. Financial Consulting Agreement - In December 1995, the Company entered into a twelve month financial consulting agreement which terminates in December 1996. As consideration for the services to be provided under this agreement, the Company issued 650,000 shares of common stock in February 1996. Such shares were valued at an aggregate of $162,500, which amount was amortized to expense over the term of the agreement.

11.      STOCKHOLDERS' EQUITY

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

                  In May 1996, the Company issued 130,000 shares of common stock to various individuals for consulting services. These shares have been valued at $.74 per share, resulting in a non-cash expense of approximately $96,000.

                  In October 1996, the Company issued 700,000 shares of its common stock under a subscription agreement for an aggregate sales price of $500,000. The Company is currently suing to regain the shares upon the non-payment of amounts due under the subscription agreement.

                  In November 1996, the Company issued 300,000 shares of common stock to various individuals for consulting and legal services. These shares have been valued at $.25 per share, resulting in a non-cash expense of approximately $75,000.

12.      LITIGATION

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

13.      SUBSEQUENT EVENTS

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