Form 10QSB
period 1997-09-30
PROFORMIX SYSTEMS INC
filed 1997-11-19
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For Quarter Ended September 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

                         Commission file number 33-20432

                             PROFORMIX SYSTEMS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                     Delaware                         75-2228828
          (State or other Jurisdiction of           (I.R.S. Employer
           Incorporation or Organization)           Identification No.)

                  50 Tannery Road, Branchburg, New Jersey 08876
               (Address of Principal Executive Office) (Zip Code)

                                 (908) 534-6400
               (Registrant's telephone number including area code)

                           WHITESTONE INDUSTRIES, INC.
                             (Former Conformed Name)
                                  July 14, 1997
                              (Date of Name Change)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [x] No [ ]

     The number of shares of Registrant's Common Stock, $0.0001 par value, outstanding as of September 30, 1997, was 2,800,646 shares.

                    PROFORMIX SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - September 30, 1997                                             3

         Consolidated Statements of Operations
          - Three and nine months ended September 30, 1997 and 1996        4

         Consolidated Statements of Cash Flows
          - Nine months ended September 30, 1997 and 1996                  5

         Notes to Consolidated Financial Statements                      6 - 10

Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      11 - 12

PART II  -  OTHER INFORMATION                                           13 - 14

SIGNATURES                                                                 15

PART I  - Item 1

                    PROFORMIX SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                              September 30, 1997
                                                              ------------------
ASSETS
   Current Assets
   Cash ....................................................     $    18,474
   Accounts receivable, net of allowance for
   Doubtful accounts of 43,394 .............................         227,287
   Inventories .............................................         320,039
   Prepaid expenses ........................................          43,428
                                                                 -----------
   Total Current Assets ....................................         609,228
   Property, plant and equipment ...........................         708,711
   Other assets ............................................         111,296
                                                                 -----------
TOTAL ASSETS ...............................................       1,429,235
                                                                 ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
   Accounts payable and accrued expenses ...................       1,572,907
   Dividends payable .......................................          24,750
   Prepayments received ....................................         335,750
   Loans and notes payable .................................       1,271,579
   Current maturities long-term debt .......................         740,894
   Current maturities lease obligations ....................           7,660
                                                                 -----------
   Total Current Liabilities ...............................       3,953,540
   Long-term debt, less current portion ....................       1,309,741
   Lease obligations, less current portion .................          26,518
                                                                 -----------
TOTAL LIABILITIES ..........................................       5,289,799

STOCKHOLDERS' EQUITY
   Preferred Stock Ser.A, $0.01 par value,
   3,000,000 shares authorized,  0 and
   100,000 shares issued and outstanding ...................            --
   Cumulative Preferred Stock, $0.001 par value,
   10 shares issued and outstanding ........................               0
   Common Stock, $0.0001 par value, 30,000,000 shares
   authorized, 2,800,646 issued and outstanding ............             280
   Contributed capital .....................................         222,750
   Additional paid-in capital ..............................       1,909,116
   Accumulated deficit .....................................      (5,992,710)
                                                                 -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) .......................      (3,860,564)
TOTAL LIABILITIES AND EQUITY ...............................     $ 1,429,235
                                                                 ===========

                 See notes to consolidated financial statements

                    PROFORMIX SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended            Nine Months Ended
                                             September 30,                 September 30,
                                          1997           1996           1997           1996
                                      -----------    -----------    -----------    -----------
Revenues ..........................   $   744,177    $   627,531    $ 2,389,763    $ 2,488,161
   Cost of Goods Sold .............       329,697        220,930      1,026,393        854,086
                                      -----------    -----------    -----------    -----------

Gross Profit ......................       414,480        406,601      1,363,370      1,634,075

   Selling expenses ...............       251,909        321,374        879,179      1,043,902
   General & adminstrative expenses       550,708        319,334      1,226,616      1,152,322
                                      -----------    -----------    -----------    -----------

Operating Income (Loss) ...........      (388,137)      (234,107)      (742,425)      (562,149)

   Miscellaneous income ...........        79,653              0         79,653              0
   Interest expense (net) .........       (83,035)       (87,191)      (252,358)      (257,791)
   Loss on disposal of assets .....       (31,724)        (1,769)       (31,724)        (1,769)
   Amortization debt issue cost ...             0        (39,324)             0       (117,972)
   Miscellaneous expenses .........       (15,946)             0        (20,946)             0
Non-Operating Income (Expenses) ...       (51,052)      (128,284)      (225,375)      (377,532)
                                      -----------    -----------    -----------    -----------

Loss from Continuing Operations ...      (439,189)      (362,391)      (967,800)      (939,681)

Loss from Discontinued Operations .             0       (232,055)       (12,060)      (761,745)
                                      -----------    -----------    -----------    -----------

Net Loss ..........................   $  (439,189)   $  (594,446)   $  (978,860)   $(1,701,426)
                                      ===========    ===========    ===========    ===========

Loss per Common Share
   Continuing operations ..........   $     (0.17)   $     (0.31)   $     (0.52)   $     (0.80)
   Dicontinued operations .........             0          (0.20)         (0.01)         (0.64)
                                      -----------    -----------    -----------    -----------
Net Loss per Common Share .........   $     (0.17)   $     (0.51)   $     (0.53)   $     (1.44)
                                      ===========    ===========    ===========    ===========
Weighted Average Number of
   Common Shares Outstanding ......     2,646,561      1,163,108      1,843,129      1,183,748

                 See notes to consolidated financial statements

                    PROFORMIX SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                 Nine Months Ended September 30,
                                                       1997          1996
                                                     ---------     ---------
Cash Flows from Operating Activities
   Net income (loss) ............................... $(967,800)    $(939,681)
   Adjustments to net income (loss)
      Depreciation and Amortisation ................    76,741       192.927
      Loss on disposition of assets ................    25,341         1,769
   Decreases (increases) in Assets
      Accounts receivable ..........................   232,249       427,436
      Inventories ..................................   (52,399)      172,388
      Prepaid expenses .............................    15,513        28,311
      Other assets .................................      (156)     (423,734)
   Increases (decreases) in Liabilities
      Accounts payable and accrued expenses ........   (39,738)      371,238
                                                     ---------     ---------
Net Cash Provided (Used) by Operating Activities ...  (710,249)     (169,346)

Cash Flows from Investing Activities
   Capital expenditures ............................   (49,653)      (68,379)
                                                     ---------     ---------
Net Cash Provided (Used) by Investing Activities ...   (49,653)      (68,379)

Cash Flows from Investing Activities
   Proceeds from loans payable .....................    51,250       314,730
   Proceeds from notes payable .....................   436,349             0
   Proceeds from issue of long-term debt ...........         0       111,007
Repayment of loans .................................         0      (100,307)
   Repayment of notes ..............................  (100,000)      (12,163)
   Repayment of long-term debt .....................   (53,751)      (90,000)
   Change in subordinated debentures ...............   101,849)          (47)
   Issuance of common stock ........................   544,870             0
                                                     ---------     ---------
Net Cash Provided (Used) by Financing Activities ...   776,869       223,220
Net Cash Flows from Continuing Operations ..........    16,967       (14,505)
Net Cash Flows from Discontinued Operations ........         0        (1,134)
                                                     ---------     ---------
Net Increase (Decrease) in Cash ....................    16,967       (15,639)
Cash at Beginning of Period ........................     1,507        18,934
Cash at End of Period ..............................    18,474         3,295

                 See notes to consolidated financial statements

                    PROFORMIX SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (Unaudited)

NOTE 1 - BUSINESS COMBINATION AND PRINCIPLES OF CONSOLIDATION

On July 2, 1997, Whitestone Industries, Inc., incorporated in the State of Delaware on April 19, 1988, extended an offer to all holders of the common stock of Proformix, Inc., a company incorporated in the State of Delaware in October 1991, to exchange their shares into newly to be issued common stock of Whitestone Industries, Inc. at the rate of 3.4676 shares of Proformix common stock to 1 share of Whitestone common stock, and subsequently changed its name to Proformix Systems, Inc. ("the Company"), and to holders of Proformix Cumulative Preferred Stock to exchange their shares into newly to be issued Cumulative Preferred Stock of Whitestone Industries, Inc. at the rate of 1 to 1. The exchange transaction when completed will result in the former Proformix, Inc. shareholders owning approximately 90% of the combined entity. Prior to the offer, Whitestone Industries had divested itself of all assets and substantially all liabilities. At the time of this submission, holders of approximately 97% of Proformix, Inc. common stock have agreed to the stock exchange and tendered their shares. The business combination which took the form of a reverse acquisition has been accounted for as a Purchase. Subsequent to the exchange, the Company and Proformix, Inc. remain as two separate legal entities whereby Proformix, Inc. operates as a subsidiary of Proformix Systems, Inc., however, the operations of the newly combined entity are comprised solely of the operations of Proformix,Inc. The accompanying financial statements include the accounts of Proformix Systems, Inc. and of Proformix, Inc. and its wholly owned subsidiary Corporate Ergonomic Solutions, Inc. In the process of compiling the balance sheet, the amounts for Retained Deficit and Additional Paid-In Capital lastly shown in the Company's June 30, 1997, 10-QSB report (for Whitestone Industries, Inc.) were offset to zero. The past results of operations for Whitestone Industries, Inc. are summarized as Discontinued Operations. All intercompany accounts and transactions have been eliminated in consolidation.

NOTE 2 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions on Form 10-QSB and, therefore, may not in all cases include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, such consolidated financial statements reflect all adjustments necessary for a fair presentation of the results of operations and financial position for the interim periods presented. Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full fiscal year.

NOTE 3 - EARNINGS (LOSS) PER SHARE

For time periods preceding the July 2, 1997, stock exchange, the per share information is computed based on the sum of the weighted average numbers of shares outstanding during the periods for both Whitestone Industries, Inc. and Proformix, Inc., whereby the Whitestone shares were restated to take into account a June 1997 reverse stock split and the Proformix, Inc. shares were restated for the equivalent number of shares of Proformix Systems, Inc. pursuant to the July 2, 1997, stock exchange offer. After June 30, 1997, the number of shares represents the shares of the combined entity only.

NOTE 4 - GOING CONCERN UNCERTAINTY

The audited financial statements for the year ended December 31, 1996, for the Company's subsidiary Proformix, Inc. contain an opinion of the auditors that due to negative working capital as of December 31, 1996, and negative cash flows from operations for the year ended December 31, 1996, there exist substantial doubts about the company's ability to continue as a going concern. During the first 9 months in 1997, Proformix, Inc. and the Company experienced continued negative cash flows from operations. The Company's present plans to overcome these difficulties, for which realization can not be assured, include raising of $1,000,000 to $1,500,000 in new equity capital in addition to the $515,750 raised through September 30, 1997. In addition, the Company expects to increase sales from the introduction of new products, hopefully resulting in profits and positive cash flow sufficient to pay current and future obligations.

NOTE 5 - DETAILS OF ASSETS AND LIABILITIES AND SUMMARY OF
         SIGNIFICANT ACCOUNTING POLICIES

Inventories:

Inventory consists of product components and finished goods which are stated at the lower of cost (determined by the first-in-first-out method) or market.

Property, Plant and Equipment:

Property, plant and equipment as of September 30, 1996, consist of the following:

            Molds                                             $756,579
            Equipment                                          137,522
            Furniture and fixtures                              49,436
            Leasehold improvements                              16,035
                                                              --------
                                                               959,572
            Less accumulated depreciation                      250,861
                                                              --------
                                                               708,711
                                                              ========

Molds are being depreciated using the units of production method based upon the estimated useful life of 1,000,000 units. Depreciation on the equipment, furniture and fixtures, and leasehold improvements is computed on the straight line method over the estimated useful lives of such assets, between 5 and 10 years.

Prepayments Received:

During the quarter ended September 30, 1997, the Company has offered for sale shares of its common stock and units comprised of common shares and warrants, pursuant to exemptions from the registration provisions of the Securities Act of 1933, as amended, (the "Act"). Pending completion of such transactions any funds received have been accounted for as Prepayments.

Loans and Notes Payable:

During April through June 1995 Proformix, Inc. sold a total of sixteen units consisting of an aggregate $1,600,000 one-year 12% promissory notes, all of which remain outstanding as of September 30, 1997, and 160,000 shares of its common stock (equivalent to 46,141 post-exchange shares of the Company) to private investors. The notes were subsequently extended and $1,175,000 of such notes were modified to (i) mature by April 30, 2000, (ii) change from 12% to 8%,
(iii) convert all interest accrued until April 30, 1997 into shares of common stock of Proformix, Inc., and (iv) paying future interest in cash on a quarterly basis. The remaining $425,000 of such notes are shown in current liabilities.

On March 4, 1996, Proformix, Inc. secured a line-of-credit facility from a local bank, guaranteed by the Company's President and which is cross-collateralized with the below mentioned $1,000,000 long-term debt, under which it borrowed $250,000 which were to be repaid within 12 months but remain outstanding as of September 30, 1997. In May 1997 Proformix, Inc. obtained an extension, through September 30, 1997, and is currently negotiating with the bank for a further extension of the maturity of this loan. A verbal moratorium of principal has been agreed to by the company and the bank pending a review of the Company's future ability to pay.

On April 17, 1997, Proformix, Inc. issued a $318,849 one-year 5% promissory note to a private investor in exchange for retiring other promissory notes and the repayment of a past-due subordinated debenture, with the face value of all such obligations to third parties equaling the 5% note to that investor.

In addition, Proformix, Inc. has borrowed funds under short term loan agreements under the following terms and conditions:

Pursuant to six promissory notes signed throughout 1996, several investors advanced the company a total of $145,000 payable upon demand with interest at 12% per annum.

Pursuant to a promissory note dated September 5, 1996, an investor advanced Proformix, Inc. $20,000 accruing interest at the rate of 10% per annum with the outstanding principal balance and interest due and payable upon the date of the earliest occurrence of any one of the following events. (1) the closing of any financing or refinancing of the Company's debt, (2) the closing of any sale by Proformix, Inc. of any of its equity or debt, (3) the closing of any sale by Proformix, Inc. of any of its assets or (4) January 2, 1997. The note was paid in full on April 18, 1997.

On December 4, 1996, Proformix, Inc. repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter and accruing interest at 5% per annum and due December 4, 1997.

Pursuant to a promissory note dated January 22, 1996, the Company's president advanced the sum of $64,730 which is due upon demand and accruing interest at the rate of 12% per annum.

Long-Term Debt:

Long-term liabilities include $1,175,000 of 8% promissory notes as described above.

Pursuant to a promissory note signed on July 28, 1993, Proformix, Inc. borrowed a total of $1,000,000 with interest at 2% above the lending institutions' prime lending rate. Principal payments on such note commenced on July 31, 1994. Such note matured on June 30, 1997 and is secured by a first security interest in all tangible and intangible assets of Proformix, Inc. Payments of all principal, interest, and other related expenses have been guaranteed by the Company's President who further collateralized these obligations with a $300,000 certificate of deposit and his 100% interest in his equity in the Company. In addition, the loan is guaranteed by the New Jersey Economic Development Authority (NJEDA) which will assume an amount equal to seventy-five percent of the then outstanding principal amount upon an event of default. The note was originally payable in thirty-six (36) consecutive monthly installments of $27,778. On September 26, 1994, Proformix, Inc. negotiated a nine month principal moratorium on such note effective with the principal payment that was due and not made on July 31, 1994. The principal payments deferred pursuant to the moratorium amounted to $250,002 and were due June 30, 1997. As of December 31, 1995, Proformix, Inc. was not in compliance with certain covenants related to the loan agreement with the lender. As a result, Proformix, Inc. requested and obtained a waiver from the lender from June 30, 1994 through December 30, 1995.

On March 4, 1996, Proformix, Inc. refinanced its long-term debt. The balance remaining is payable with fixed principal payments of $15,000 plus interest at Wall Street Journal prime plus 2%. Payments of all principal, interest and other related expenses have been guaranteed by the Company's President who is further required to collateralize this obligation with $225,000 consisting of marketable securities and/or certificates of deposit. In addition, the loan is guaranteed by the NJEDA which will assume an amount equal to seventy-five percent of the then outstanding principal amount upon an event of default. In February 1997, Proformix, Inc. requested and obtained a 3 months' waiver on principal payments. In May 1997, Proformix, Inc. requested another 3 months' deferment for principal payments on which it obtained approval, subject to repayment of the remaining principal at the earlier of (a) the receipt by Proformix, Inc. of new equity in an amount no less than $1,500,000 or (b) June 30, 1998. Proformix, Inc., has resumed principal payments in September, 1997. The balance remaining on September 30, 1997, is $708,888.

In May, 1997, Proformix, Inc. settled litigation with a former associate of the Company by agreeing to a $75,000 settlement, of which $55,739 is outstanding as of September 30, 1997, payable in monthly installments of $2,917.

NOTE 6 -  DISCONTINUED OPERATIONS

On June 16, 1997, Royal Capital, Inc. ("Royal") entered into an agreement with the Company and its then president, Donald R. Yu, whereby Royal (i) acquired 100,000 shares of the Company's preferred stock held by Mr. Yu, and (ii) acquired the voting proxy of 1,120,000 (pre-split) shares of common stock. The consideration paid to Mr. Yu was $100,000. As a result, Royal obtained a voting majority of the Company's capital stock. On June 24, 1997, the Company, Royal, and Proformix, Inc. entered into an acquisition agreement whereby the Company acquired all or substantially all of the outstanding shares of capital stock of Proformix, and changed its name to Proformix Systems, Inc. In order to enter into the aforesaid agreement, the Company's then Board of Directors authorized a 137 : 1 reverse split of its outstanding shares of common stock, and spin off of the shares of its wholly owned subsidiary Golden Bear Entertainment Corporation to its then current shareholders in form of a stock dividend. This distribution effectively eliminated all assets and liabilities from the books of the Company.

The accompanying  financial statements classify the results of all operations of
Whitestone   Industries,   Inc.  prior  to  the  acquisition,   as  discontinued
operations.

NOTE 7  -  MATERIAL EVENTS

On May 12, 1997, the Company's subsidiary Proformix, Inc. entered into a financial and marketing consulting agreement with Royal Capital, Inc. ("Royal"), whereby Royal would act as a consultant to the company, seeking to attract new equity capital totaling between $1,500,000 and $2,000,000 on a best efforts basis to provide working capital, fund further product development and marketing efforts, and finance the expected growth in business. These efforts have to-date resulted in the receipt by the Company of $200,000 in equity, and another
$505,750 in equity-designated funds (see Notes to Consolidated Financial Statements).

Royal agreed to provide the services of its Chairman and President in order to more closely work with Proformix' management in achieving the critical and strategic objectives of the Company. For the most part, such services are to the exclusion of any other ergonomic company engaged in the business in which Proformix is currently engaged, and shall continue until the earlier of Proformix receiving not less than $2.0 million or such other amounts as both
Royal and Proformix shall agree upon in writing, or for a period of three (3) years.

Royal and Proformix recognized that the success and future of Proformix are dependent upon Proformix obtaining sufficient capital over a relatively short time period in order to maintain continuing operations and build ongoing revenue from a revamped sales organization. Royal and Proformix also acknowledged that Proformix did not have the capital resources to recruit and provide current cash compensation to experienced and proven executive personnel such as Royal's Chairman and President. Thus, given these issues and circumstances, both Royal and Proformix agreed that Royal will provide the services as outlined above based on Royal's ability to work with Proformix towards increasing the value of the Company to its shareholders. In consideration of such services Royal was awarded a stock grant of 2.9 million shares (pre-split, equal to 836,313 post-split shares) of the common stock of Proformix, Inc. In addition, Royal was granted options to purchase common shares of the Company or of any succeeding or acquiring entity..

On May 8, 1997, the Company's subsidiary Proformix, Inc. entered into an agreement with Schweiger & Associates, a management consulting company, whereby that firm's principal, Anthony W. Schweiger ("Schweiger"), would act as interim operations consultant for the purpose of (i) effecting a restructuring of Proformix' operations towards improved profitability, and (ii) changing its capital structure in order to diminish the threat of immediate insolvency. In consideration of such services, Schweiger was awarded a stock grant of 700,000 shares (pre-split, equal to 201,869 post-split shares) of the common stock of Proformix, Inc., and is receiving monthly fee payments.

On August 29, 1997, the Company signed a letter of intent to acquire Cornell Ergonomics, a software developer of a unique ergonomic assessment tool based on the "Rapid Upper Limb Assessment" (RULA) methodology. Pursuant to that understanding as subsequently revised, Proformix will obtain an exclusive license from Cornell Ergonomics to the software and will have the option to acquire the licensor at a later time.

On September 10, 1997, the Company signed a letter of intent to acquire Magnitude LLP of Chester, New Jersey, a software developer specializing in ergonomic monitoring and alarm software which will be marketed in conjunction with Proformix' patented keyboarding systems, subject to negotiation and execution of a final agreement.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Acquisition

On July 2, 1997, the Company extended an offer to all shareholders of Proformix, Inc. for an exchange of their common shares into newly to be issued common shares of the Company at the rate of 3.4676 to 1. At September 30, 1997, approximately 97% of the outstanding stock of Proformix, Inc. has been exchanged.

Proformix, Inc., a privately held company, was founded in October 1991 and incorporated in the State of Delaware. The Company is engaged in the design, manufacture, and marketing of research based ergonomic accessories for the computerized workplace. Its primary product is a patented keyboarding system which independent research has confirmed eliminates the incidence of repetitive trauma injuries believed to be associated with computer use. To fund the further expansion of product design and marketing activities Proformix in May 1996 filed for an Initial Public Offering which however did not come to fruition due to the business failure of its designated underwriter.

In late 1996 the Company introduced the second generation of its keyboard tray. The IntelliTray(TM) incorporates a state-of-the-art pointing device in an ergonomically optimal position. The GlidePoint(TM) technology employed herein is provided by Cirque Corporation, which has worked with Proformix to mesh the respective products. GlidePoint(TM) obviates the need for a mouse or other pointing device in a cost-effective and technologically superior manner.
Coinciding with the evolution of the company's keyboarding system and in the aftermath of recent widely publicized litigation for injuries suffered from extended computer use, is an awakening in the marketplace to the issues associated with repetitive trauma injuries and the benefits, both in terms of employee productivity and liability avoidance, which are offered by sound ergonomic planning and products such as those made by Proformix. A substantially enhanced version of the GlidePoint(TM) technology was released to the Company by Cirque late in the third quarter. The Company expects to release this enhancement to its customers sometime in the fourth quarter of 1997.

Simultaneously with the stock exchange offer, the former management and Board of Directors of the Company resigned, and the members of the executive management of Proformix, Inc. assumed their respective functions as executive management of the Company. Simultaneously, a new Board of Directors was appointed which will serve until the next annual meeting of the shareholders of the Company.

Results of Operations:

Prior to the acquisition of Proformix, Inc. in July 1997 the Company had not realized any sales revenues this year. Thus, the accompanying statements of operations for 1997 reflect only the operations of Proformix, Inc.

Revenues during the quarter and the nine months period ended September 30, 1997, totaled $744,177 and $2,389,763 respectively, as compared to $627,531 and $2,488,161 for the same periods a year ago. Decreases in selling expenses of between 15 and 20% for the quarter and the nine months period compared to last year, which were attributable to cost savings measures particularly in the sales promotion area, were largely offset by increases in general and administrative expenses. These increases have predominantly non-recurring character and are associated with the restructuring and repositioning of the Company's operations. The operating results for the quarter and for the nine months period ended September 30, 1997, are losses of $388,137 and $742,425 respectively, compared to losses of $234,107 and $562,149 for the same periods a year ago. The net loss for the quarter was $439,189 and for the nine months period was $978,860, which compares with a net loss of $594,446 for the same quarter a year ago and with a loss of $1,701,426 for the nine months ended September 30, 1996. Last year's figures include losses from discontinued operations, in the amount of $232,055 and $761,745 for the quarter and the nine months, respectively.

The Company is currently introducing to the market its new ErgoRanger(TM) line of keyboarding systems which has already received encouraging responses from existing and potential new customers. At the same time the Company is well underway in a process of reorganizing its sales force, and changing its primary marketing focus towards medium to large national companies which are believed to be more cognizant of the increasing health risks to office personnel, and of the potential financial liabilities to their companies, associated with repetitive stress injuries arising out of the use of computers. These efforts take place in the face of a continuing liquidity constraint. While the lack of working capital is slowing the Company's ability to restructure its operations towards renewed growth and profitability, Management expects a positive growth trend to take hold in the next two quarters.

Liquidity and Capital Resources

During the last quarter the Company has received a total of $515,750 in new equity funding. At October 10, 1997, an additional $190,000 in funding has been received.

Despite this cash infusion the Company's working capital deficit remains in excess of $3 million, primarily as a consequence of cash losses from operating activities which resulted from lower than expected sales caused by delays in the introduction of the new products due to the shortage of funds. Cash consumed by operations during 1997 amounted to $710,249, compared to $169,346 during the same period last year. The cash outflow was largely financed by issuance of common stock and by short term borrowings, the latter contributing to the working capital deficit.

At September 30, 1997, the Company's short term liabilities exceed its current assets by $3,344,312 . A large portion of accounts payable and accrued expenses are either overdue or otherwise beyond original terms. The Company has negotiated extended payment terms with key suppliers, and entered into several pay-out agreements with other creditors. A formal extension of its revolving credit with its primary lending bank, however, has not yet been obtained, and most of its promissory notes and other obligations are to be repaid within relatively short time periods of less than twelve months. Management expects to obtain additional liquidity by continuing to pursue additional outside funding, and to realize positive cash flow from increased revenues during the upcoming quarters, so as to be able to meet its maturing obligations in a timely fashion.

PART  II  -  OTHER INFORMATION

Item 1   LEGAL PROCEEDINGS

     (a) In October 1996, the Company entered into an agreement with a Latvian company to obtain certain financing. The Latvian company agreed to buy equity in the Company and to provide loan financing, against transfer of 2,183,750 shares (pre-split, equal to 15,940 post-split shares). Subsequent to the issue and transfer of these shares the Company learned that the agreed to funding was not provided. In February 1997 the Company filed lawsuit challenging the Latvian's company entitlement to the 2,183,750 shares transferred. Since then, transfer of these shares has been enjoined by the United States District Court for the Northern District of California pending resolution.

     (b) In June 1997, The Company was named, among other parties, in a lawsuit by a shareholder. The Company believes it has jurisdictional defenses in this matter, and does not believe that any loss would be material.

     (c) In November 1996, Proformix, Inc. became the subject of two lawsuits instituted by a shareholder. One suit asserts that the shareholder had a consulting agreement with the Company pursuant to which the Company had agreed to pay $125,000 a year for five years and that the Company has defaulted in performance of its obligations under that agreement. The Company never signed such an agreement. The Company denies any obligation and is vigorously defending this litigation. The shareholder has also started suit along with other members of his family alleging that he has been damaged because the Company acted against the best interest of its stockholders. The claimants have not provided any details in support of these allegations, nor specified the claimed amount of damages. The Company denies in engaging in any activity contrary to the best interests of its shareholders, including the claimants.

Item 2   CHANGES IN SECURITIES

     On July 15, 1997, the Company effected a reverse split of its outstanding Common Stock in the ratio 137 : 1 and changed its name to Proformix Systems, Inc. The reverse split has no effect on the par value or authorized number of shares of Common Stock. The Company effected this reverse split and name change in connection with the acquisition of Proformix, Inc. through an exchange of common stock at the ratio of one share of Common Stock for every 3.4676 shares of Proformix, Inc. common stock.

     In July 1997, the Company issued 173,600 unregistered shares of its Common Stock to designees of Royal Capital, Inc. against a grant of 313,597 shares to Royal for services rendered, pursuant to a resolution of the Company's Board of Directors of June 16, 1997.

     Between July and September 1997, the Company issued an aggregate of 1,143,562 unregistered shares of its Common Stock to holders of common stock of Proformix, Inc. pursuant to a stock exchange offer extended by the Company on July 2, 1997.

     Between July and October 1997, the Company issued 345,000 unregistered shares of its Common Stock to designees of Royal Capital, Inc. against a grant of 836,313 shares to Royal pursuant to a consulting agreement of May 8, 1997.

     In September 1997 the Company issued 179,600 unregistered shares of its Common Stock to designees of Royal Capital, Inc. against an equity investment of $200,000 made by Royal in May, 1997.

     In September 1997 the Company issued 1,869 unregistered shares of its Common Stock to A.W. Schweiger for services rendered.

Item 3   DEFAULTS ON SENIOR SECURITIES  -  None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF
         SECURITIES' HOLDERS  -  None

Item 5   OTHER INFORMATION  -  None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         Form 8-K filed on July 17, 1997
         Form 8-K filed on July 31, 1997
         Information Statement filed on Form 14-C on July 1, 1997

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       PROFORMIX SYSTEMS, INC.

Date:   November 14, 1997              By: /s/ Michael G. Martin
                                           -------------------------------------
                                           Michael G. Martin
                                           President and Chief Executive Officer