Form 10KSB
period 1997-12-31
PROFORMIX SYSTEMS INC
filed 1998-04-15
CIK 838796

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1997

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                                EXCHANGE OF 1934

                   For the Transition Period From ____ to ____

                          Commission File No. 33-20432

                             PROFORMIX SYSTEMS, INC.
              Exact Name of Registrant as Specified in its Charter

                 DELAWARE                                75-2228828
       State or Other Jurisdiction of                   IRS Employer
        Incorporation or Organization               Identification Number

   50 Tannery Road, Branchburg, New Jersey                  08876
   Address of Principal Executive Offices                 Zip Code

                                 (908) 534-6400
                Registrants Telephone Number, Including Area Code

                           WHITESTONE INDUSTRIES, INC.
                             (Former Conformed Name)

                                  July 14, 1997
                              (Date of Name Change)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      NONE

             Title of Each       Class Name of Each Exchange on Which Registered
                 NONE                               NONE

      Securities Registered pursuant to Section 12(g) of the Exchange Act:
                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes _X_  No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The Registrant's revenues for the fiscal year ended December 31, 1997, were $3,125,009.

Common stock, par value $.0001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on April 8, 1998. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on April 8, 1998, ($4.75), the aggregate market value of the 3,049,585 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owner (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on April 8, 1998, was approximately
$14,485,000. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

      As of April 8, 1998, 3,824,965 shares of Common Stock, $.0001 par value, were outstanding.

             DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

                             PROFORMIX SYSTEMS, INC.

                                    CONTENTS


PART I.                                                                     Page

    Item  1. Business....................................................      4

    Item  2. Properties .................................................     10

    Item  3. Legal Proceedings ..........................................     10

    Item  4. Submission of Matters to a Vote of Security Holders ........     10

PART II.

    Item  5. Market for Registrant's Common Equity and
             Related Shareholder Matters ................................     11

    Item  6. Management's' Discussion and Analysis of
             Financial Condition and Results of Operations ..............     13

    Item  7. Financial Statements and Supplementary Data ................     16

    Item  8. Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure .....................     16

PART III.

    Item  9. Directors and Executive Officers of the Registrant .........     17

    Item 10. Executive Compensation .....................................     19

    Item 11. Security Ownership of Certain Beneficial Owners
             and Management .............................................     21

    Item 12. Certain Relationships and Related Transactions .............     22

    Item 13. Exhibits and Reports on Form 8-K ...........................     22

             Signatures..................................................     23

             Exhibit Index...............................................     24

                                     PART I

ITEM 1: BUSINESS

Background

      Proformix Systems, Inc. (the "Company" or "Proformix") was incorporated as a Delaware corporation on April 19, 1988 under the name Fortunistics Inc. On March 4, 1993, the Company changed its name to Whitestone Industries, Inc. On July 14, 1997, the Company changed its name to Proformix Systems, Inc.

      On June 16, 1997, Royal Capital, Inc. ("Royal"), a New Jersey corporation, entered into an agreement with Whitestone Industries, Inc., and its then president, Donald R. Yu, whereby Royal (i) acquired 100,000 shares of the Company's preferred stock held by Mr. Yu, and (ii) acquired the voting proxy of 1,120,000 shares of common stock. The consideration paid to Mr. Yu was $100,000. As a result, Royal obtained a voting majority of the Company's capital stock.

      On June 24, 1997, the Company, Royal, and Proformix, Inc., a company incorporated in the State of Delaware in October 1991, entered into an acquisition agreement ("Acquisition Agreement") whereby the Company would offer to acquire the outstanding stock of Proformix, Inc. At that time, the Company effected a 1:137 reverse split of its outstanding shares of common stock, and spun off the shares of its wholly owned subsidiary Golden Bear Entertainment Corporation to its then current shareholders in the form of a stock dividend.

      Pursuant to the Acquisition Agreement, Proformix Inc. shareholders were offered one share of the Company's common stock for every 3.4676 shares of Proformix. Inc. common stock, and one share of preferred stock for every one share of Proformix, Inc. preferred stock. At the time of this filing, holders of approximately 97% of Proformix, Inc. common stock have agreed to the stock exchange and tendered their shares. The business combination which took the form of a reverse acquisition has been accounted for as a purchase. As a result, the Company and Proformix, Inc. remain as two separate legal entities whereby Proformix, Inc. operates as a subsidiary of the Company. The operations of the newly combined entity are currently comprised solely of the operations of Proformix, Inc.

      For a detailed description of the Company's business before 1997, please refer to the Company's report on Form 10-KSB for the fiscal year ended December 31, 1996, incorporated herein by reference thereto.

      The Company is currently subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934. The Company has the authority to issue an aggregate of thirty million (30,000,000) common shares, par value $.0001, three million (3,000,000) Series A preferred shares, par value $.01, and two thousand five hundred (2,500) cumulative preferred shares, par value $.001.

      As of December 31, 1997, there were outstanding 2,898,507 common shares and 10 cumulative preferred shares.

Narrative Description of Business

      The Company designs, develops, manufactures, and markets research-based ergonomic accessory products for the computerized workplace. As the utilization of computers in the office has increased significantly in the last years, so has the rate of health problems believed to be related to the use of computers. Computer ergonomics focuses on optimizing the design of technology that allows people to successfully interact with computers, with a minimum of associated health risks. A successful technology delivery system positively impacts the cost of doing business by improving the comfort, productivity, job satisfaction and safety of the computer user, while reducing the costs of absenteeism and work related disability. Ergonomists know that science and research are prerequisite to the design of effective products. Most suppliers, however, treat ergonomic equipment as a sideline, afterthought or detail. The Proformix approach is markedly different. By scientifically testing, evaluating and verifying design concepts and systems, the Company is able to provide its customers with appropriate and effective technologies.

      The corporate philosophy of the Company on such products considers both the entire body and the work being performed, resulting in computerized work settings that are as safe, comfortable, and productive as they can be. Moreover, because optimizing how people use computers is the only concern of the Company, its customers benefit from an unequaled package of research, design, education, training and service delivered in the most cost-effective manner possible.

      During 1996, the issues of repetitive stress injuries ("RSI") and the potential of liability to employers from the effects of carpal tunnel syndrome and other RSI's on employees was forcibly brought to the forefront of corporate consciousness through a widely publicized suits involving a major computer maker. In a parallel development, there appears to be a renewed effort by both federal and state government to develop laws dealing with ergonomics in the work environment. The impact of RSI's is rising. The Bureau of Labor Statistics reports that 25% of all injuries that result in lost work time are due to repetitive stress problems. These injuries technically comprise more than 100 different types of job-induced injuries resulting from wear and tear on the body. Moreover, they currently cost employers an estimated $20 billion a year in workman's compensation claims. The federal government estimates that an additional $80 billion is lost in related costs such as absenteeism and reduced productivity. The RSI issues in the United States are mirrored in the rest of the developed world. The Company believes that the growing recognition of these trends will give rise to a rapidly expanding market for the Company's products.

The Industry

      The Company operates in only one business segment: the development, manufacturing, and sales of ergonomic products for the computerized workplace environment. More specifically, the Company sells specialized keyboard trays integrated with touchpad-based data entry devices, and complemented by a wide array of peripheral accessories such as mousing platforms, monitor risers and glare screens and copy holders. In addition, the Company licenses highly sophisticated and proprietary software that provides computer based training, workpacing and monitoring tools, as well as a computer workstation assessment tool. All these product offerings generally subscribe to ergonomic design criteria, supported by independent research.

      Historically, accessory products similar to the Company's products have been sold along with traditional office furniture products through established reseller or dealer channels, and, to a lesser degree, through office supply stores. The Company early on recognized that keyboard trays and similar accessories are not just an adjunct to the office furniture but, owing to the fact that they actually constitute the interface between the human operator and the computer, occupy a critical juncture in the greatest number of work processes in today's information and data processing driven economy, and that their importance in terms of potential for productivity enhancement and health risk amelioration has been largely and significantly underestimated in the past. The Company thus set out to promote awareness of the health risks and negative effect on productivity associated with many of the traditional tools of the computerized workplace, and to develop alternatives based on the science of Ergonomics. In doing so, it positions itself outside of the traditional office furniture industry, towards areas associated with risk management, productivity enhancement and employee wellness.

      The Company's business operates primarily in the United States of America. The Company did not derive material revenues from export sales, nor did it maintain any foreign operations.

Products, Patents, Trademarks

      As the number of computers has grown, so has the number of computer users who experience cumulative trauma disorders ("CTDs"). These disorders, inclusive of back ache, neck ache, tenosynovitis and carpal tunnel syndrome, are believed to result from minor injuries to the musculo-skeletal system caused by the physical stress of performing work using computers and computer accessories over a prolonged period of time. Recently, studies have indicated that these injuries may be attributed to computer users not maintaining correct posture and neutral positions when using computers.

      In 1991 Cornell University undertook laboratory testing and engaged in a study on ergonomics and computer accessories, focusing specifically on the ergonomic design of the Company's keyboard trays and accessories, to determine whether their design, and the theory behind such design, provided computer users with an "always neutral" position of wrist and arm as well as whether the computer user's positions were natural and correct. Such study further assessed whether the Company's products could be shown to alleviate or prevent certain CTDs. The study was first published in December 1991. Cornell University and the Honeywell Corporation administered further testing, the results of which were published in January 1995.

      The findings of Cornell University verified that the inclining slope of conventional keyboards put increased pressure on the carpal tunnel, a narrow channel in the wrist containing a nerve, artery and nine flexor tendons, which could cause inflammation or damage and increased the risk of carpal tunnel syndrome. Initially, the study found that the downward sloping and increased palm support of the Proformix Keyboarding System provided the computer users with a combined Aalways neutral" wrist position with broad palm support, which minimized pressure on the carpal tunnel and muscular activity associated with an unsupported forearm, 67% of the time. The study found that the Company's keyboarding system guides computer users to sit with their arms and legs properly positioned in order to reduce back, neck, shoulder, and eye strain.

      The center piece of the Company's product offerings is a patented keyboarding system consisting of a unique height adjustable keyboard support platform embracing a preset negative or forward slope and integrated palm rest. In addition, there are several variations of mouse platforms and accessory products such as document holders, monitor risers, and glare screens.

      A newer version of the Company's keyboarding system, the IntelliTray(TM), introduced in 1997, integrates a touchpad input device based on Cirque Corporation's Glidepoint(TM) technology into the palm rest, a design feature for which a patent is pending.

      Proformix also recently introduced its new ErgoRanger(TM) keyboarding system which offers enhanced installation and user flexibility while preserving the ergonomic design advantages of the Company's basic keyboarding system.

      Perhaps most importantly, the Company intends to offer comprehensive ergonomic-based productivity solutions that include proprietary software developed to train people working on computers, monitor computer-use related activities and evaluate a user's risk exposure and propensity towards injury or loss of effectiveness in connection with his/her day-to-day work. This package enables a company to not only address the issue of health risks involving employees and to minimize resulting potential liabilities, but delivers a powerful tool to increase overall productivity.

      The Company holds title, by assignment, to a United States patent for an "Adjustable Ergonomic Support for Computer Keyboards", as amended, and a United States patent for a "Hinged Connection for a Tilt-Up Device", as well as several trademarks. There can be no assurance, however, that the Company's products will not be vulnerable to attempts by competitors to copy them or obtain protection on similar products. In addition, there can be no assurance that a third party will not design products which perform the same or similar functions as the Company's products, using technology other than that covered by the Company's patents.

      The Company also (i) has been granted a license for the exclusive rights to ErgoSure(TM), a RULA (Rapid Upper Limb Assessment) based evaluation tool, and
(ii) in February 1998 acquired the rights to ErgoSentry(TM), a computer based training and work pacing system and monitoring tool. While the Company believes that it currently has a strategic competitive advantage in ergonomic software, there can be no assurance that competitors will not attempt to copy the Company's products or obtain protection on similar products.

      On March 6, 1998, the Company executed a letter of intent, with Vanity to issue a tender offer for the outstanding stock of Vanity Software Publishing Corporation, a Canadian privately held firm. Vanity owns all rights to a certain ergonomic software package known as "ErgoBreak".

Business Strategy

      In the past, the Company has focused its marketing approach almost exclusively towards broad-based distribution of its products through established OEM, dealer, and other reseller channels within the contract furniture and office supply industries. While successful in that approach, the Company has begun, without abandoning the before mentioned strategy, to strengthen its direct sales force and marketing tools to develop a more focused dealer-supported targeted approach towards bringing overall ergonomic solutions through the combination of its patented keyboarding systems and its proprietary ergonomic software, to larger commercial and industrial users. Key parameters of this new marketing approach are the emphasis on risk management and productivity enhancement, and the development of strategic marketing relationships with leading ergonomic consultants.

Manufacturing

      The Company performs most of the assembly, quality assurance, packaging and shipping of its products in its Branchburg, New Jersey, facilities. The Company owns all of the molding tools for the manufacture of the plastic components of its products. The Company subcontracts all of its manufacturing and some of its assembly requirements to several companies within close proximity of the Company's facilities. In the event that any of the primary suppliers became unable or unwilling to provide such services to the Company, while potentially causing some delays or disruptions in the flow of materials, there are other comparable potential suppliers available which could be utilized in such event. The Company's molds are insured for replacement, although they are made of steel and aluminum and are therefore at little risk for fire or smoke or water damage.

Competition

      In its hardware business, the Company competes with established suppliers of office furniture and with other entities. A majority of the companies with which the Company competes are substantially larger, have more substantial histories, backgrounds, experience and records of successful operations, greater financial, technical, marketing and other resources, more employees and more extensive facilities than the Company now has, or will have in the foreseeable future. It is also likely that other competitors will emerge in the near future. The Company competes with these entities on the basis of the quality and design of its patented products whose ergonomically advantageous features have been confirmed through independent research. However, there can be no assurance that the Company will be successful, now or in the future, in its efforts to compete profitably.

      With respect to its ergonomic software business, the Company is not aware of any products which directly compete with its newly introduced integrated software product suite which is marketed by the Company under the trade name "EMS". Although there are several competitors to individual component parts of EMS, no other product offers a comparable breadth of function and integration in such areas as worksite evaluation, employee training and workpacing.

Seasonality and Dependency

      The industry segment in which the Company does business is not seasonal. The Company in 1997 derived 39% of its total business from one customer, and expects to do a significant amount of business with this same customer in 1998. Accordingly, the loss of this customer, unless replaced with one or more new accounts of comparable magnitude, would have a material adverse effect on the results of operations of the Company.

License Agreements

      On December 1, 1997, the Company entered into a two year Software Distribution and Option Agreement with Cornell Ergonomics Inc., a Delaware corporation, pursuant to which it is licensed on an exclusive basis, to distribute and sub-license a certain software product known as "ErgoSure" which the Company intends to market in conjunction with its own proprietary software products. The Agreement also grants the Company the right to acquire full title and ownership to that product, at a later time and under specified circumstances.

Agreement to Acquire Rolina Corporation

      In September 1997 the Company started negotiations to acquire, for a combination of cash and equity, Magnitude L.L.C. ("Magnitude or Rolina"), an early stage software business which had developed an ergonomic software product that was being marketed under the name, ErgoSentry. Magnitude subsequently changed its name to Rolina Corporation. The transaction with Rolina closed in February 1998. Steven D. Rudnik, the president and CEO of Rolina, entered into an employment agreement with the Company and was appointed president of the Company's software division.

Employees

      As of December 31, 1997, the Company employed 25 persons, of whom three were primarily engaged in research and development and software related activities, eight were primarily engaged in sales and marketing, five in general managerial, administrative and clerical functions, and nine in operations and assembly and shipping of the Company's products. The Company has no collective bargaining agreements with its employees.

ITEM 2:  PROPERTIES

      The Company leases approximately 14,100 square feet of office and warehouse space at 50 Tannery Road, Branchburg, New Jersey, where it maintains its executive and administrative headquarters, product assembly, warehousing, and distribution facilities. The current lease agreement ends on October 31, 1999, and calls for monthly rental payments of approximately $6,200 plus expenses.

ITEM 3: LEGAL PROCEEDINGS

      In November 1996, Proformix, Inc. became the subject of two lawsuits instituted by a shareholder and members of his family. One suit alleged breach of contract and was seeking damages of $1,250,000. The other suit alleged that plaintiff and members of his family have been damaged because Proformix, Inc. did not act in the best interest of its shareholders in failing to enter into a merger with an entity named Regency, Affiliates. It is the Company's position that both of these suits were without merit. However, in order to save time and management resources the Company agreed to a settlement with the plaintiffs in both cases pursuant to which the claims will be dismissed against payment by the Company of $20,000.

      In February 1997, the Company instituted a lawsuit in the U.S. District Court for the Northern District of California, (Donald Yu and Whitestone Industries, Inc. vs. Alex Vilnis, Baltic Trust Company et al; Case No. C97-0484MHP) against Mr. Alex Vilnis, Vilnis Laurins, The Baltic Trust Company and the International Exchange Co. Ltd. of Latvia. Both of these companies are controlled by Mr. Alex Vilnis. The Company is alleging fraud and is also seeking to obtain equitable relief involving the cancellation of 15,940 current common shares (equivalent to pre-split 2,183,750 shares) issued to International Exchange Co. Ltd. The Company had sought to enter into a loan and stock sale financing agreement with Baltic Trust Co. and subsequently ascertained that the transaction involved a scheme pursuant to which the Company would not receive the negotiated consideration for the issuance of its shares. As a result of the initiation of the lawsuit, the Company has been successful in obtaining a temporary restraining order with regard to any possible transfer of the shares at issue, and is in the process of obtaining a default judgment against the above defendants. While the Company anticipates that it will be difficult to obtain and enforce any damages awarded to the Company, it believes that it would be in a position to successfully preempt any effort by the defendants to transfer or liquidate the shares.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders during this fiscal period.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

      The Company's common stock currently trades on the Electronic Bulletin Board of the OTC market, under the symbol PRFX. Since the Company's acquisition of Proformix, Inc. in July 1997, the Common Stock has been listed as follows (no price notations for prior quarters are listed here because any such share prices and trading reflected activities which bear no resemblance to the Company's current business):

                                             OTC-BB
                                             ------
1997                                High/Ask         Low/Bid
----                                --------         -------
    Third Quarter ................    $7             $6 1/8
    Fourth Quarter ...............     7              3 1/4

      As of December 31, 1997, there were approximately 200 shareholders of record for the Company's common stock. The number of record holders does not include holders whose securities are held in street name.

      The Company has not declared or paid, nor has it any present intention to pay, any cash dividends on its common stock. The Company is obliged, under certain circumstances, to pay cash dividends on its outstanding cumulative preferred stock.

Recent Sales of Unregistered Securities

      Pursuant to an Offering Memorandum dated August 14, 1997, the Company issued a total of 28,611 shares of common stock at a purchase price of $4.50, and 28,611 warrants for the purchase of common stock exercisable at $4.50 per share, thereby raising $128,750 in gross proceeds. The aforesaid offering of securities was made in reliance on the exemption provided by Regulation D of the Securities Act of 1933, as amended ("Securities Act"), and Rule 506 promulgated thereunder.

      During the fourth quarter of 1997 and the first quarter of 1998, the Company issued the following securities:

      (i) 150,000 shares of common stock to an entity which provides a platform for advertising the Company's products. The Company received as consideration advertising credits equivalent to $900,000 in retail value. The issuance of the aforesaid shares was made pursuant to Section 4(2) of the Securities Act, which exempts transactions not involving a public offering;

      (ii) 50,000 shares of common stock at a purchase price of $2.00 per share to an individual. The Company issued the aforesaid shares pursuant to Section 4(2) of the Securities Act;

      (iii) 26,387 shares of common stock to Proformix, Inc. shareholders pursuant to the Company's acquisition of Proformix, Inc. and its subsequent exchange offer to Proformix, Inc. shareholders. The Company issued these shares pursuant to Section 4(2) of the Securities Act;

      (iv) 100,644 shares of common stock to Royal Capital, Inc. pursuant to Royal's exercise of a stock option at $1.7338 per share. The stock option was granted for services rendered, and the shares were issued pursuant to Section 4(2) of the Securities Act;

      (v) 465,500 shares of common stock issued to foreign entities, thereby raising $862,000 in gross proceeds, pursuant to Regulation S of the Securities Act;

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

      The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 1997 and 1996 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

      On July 2, 1997, the Company then known as Whitestone Industries Inc., after divesting itself of substantially all operations, assets, and liabilities, extended an offer to all holders of the common stock of Proformix, Inc. to exchange their shares into newly to be issued common stock of the Company. The business combination which took the form of a reverse acquisition has been accounted for as a purchase. Subsequent to the exchange, the Company and Proformix, Inc. remain as two separate legal entities whereby Proformix, Inc. operates as a subsidiary of Proformix Systems, Inc., however, the operations of the newly combined entity are comprised solely of the operations of Proformix, Inc. and its wholly owned subsidiary Corporate Ergonomic Solutions, Inc. Therefore, the discussion below only pertains to the operations of Proformix, Inc. for the prior fiscal year and the current fiscal year until the date of the acquisition of Proformix, Inc. through the Company, and to the operations of the Company thereafter. The past results of operations for Whitestone Industries, Inc. are summarized as Discontinued Operations. All intercompany accounts and transactions have been eliminated in consolidation.

SELECTED FINANCIAL DATA

                                                       December 31,
                                                       ------------
                                                 1997                1996
                                                 ----                ----
Balance Sheet
    Total assets .......................    $   1,152,250        $  1,659,901
    Current liabilities ................        3,429,825           4,346,890
    Long-term debt .....................        1,719,435             717,378
    Working capital (deficit) ..........       (2,806,682)         (3,559,266)
    Shareholders' Equity (deficit) .....    $ (3,997,010)        $ (3,430,885)

                                               For The Year Ended December 31,
                                               ------------------------------
                                                 1997                1996
                                                 ----                ----
Statement of Operations
    Total revenues .....................    $  3,125,009         $  3,284,243
    Operating loss .....................      (1,128,170)            (515,005)
    Loss before extraordinary item .....      (1,507,745)          (1,376,093)
    Net loss ...........................      (1,507,745)          (2,045,806)
    Net loss per common share ..........    $      (0.76)        $      (1.84)
    Number of shares used in computing
    per share data .....................       2,094,724            1,160,864

Results of Operations for the Year Ended December 31, 1997

      For the year ended December 31, 1997, the Company had gross revenues of $3,125,009 (previous year $3,284,243) generated exclusively by its subsidiary Proformix, Inc. through its keyboarding systems business.

      Gross profits amounted to $1,673,805 for a 54% gross margin ($2,279,051 respectively 69% in 1996). After deducting selling expenses of $1,181,030 and general and administrative expenses of $1,620,945, the Company realized an operating loss of $1,128,170 (compared to an operating loss of $515,005 in 1996). Non-operating expenses after offset against $90,977 gain from the restructuring of certain liabilities, totaled $379,575, including $338,038 net interest expense and $132,514 loss on disposal of assets, primarily for write-offs of obsolete molds and tooling because of changes in product design in the course of on-going development efforts.

      During the year, the Company made extraordinary efforts to complete design enhancements to its existing products, and expand its product line in order to appeal to a wider range of potential customers. Also, it restructured its sales force after experiencing relatively disappointing results from its efforts to expand its presence in the office supplies market as represented by larger national distributors and chain stores, to change towards a more direct and focused selling approach directed to larger commercial users, with the goal of being able to more effectively present its enlarged product spectrum to this audience. In particular, the addition of proprietary ergonomic software products during the latter part of the year and at the beginning of 1998 (see Section "Subsequent Events" in Notes to Financial Statements, attached hereto as Exhibit
A) transformed the Company from a source of mere hardware products to a supplier of total ergonomic packages including risk management and productivity enhancement tools which are novel and unparalleled in the industry, and of particular potential interest to the medium and large corporate customer. These undertakings in the face of very limited financial resources strained the Company's personnel, financial, and operational resources, and are contributing reason for the overall disappointing developments in revenue growth and net operating results. However, at the end of the year the Company finds itself well positioned to aggressively pursue a much larger and potentially more rewarding market than earlier in the year.

      The decrease in gross margin from the year before stems from (i) changes in product design, in particular the introduction of the IntelliTrayJ and ErgoRangerJ products which carry a somewhat lesser margin, and (ii) changes in the customer-, discount-, and sales channel mix. The latter changes are attributed to relatively permanent shifts in the market place and the manner in which the Company responded and are not expected to reverse themselves. While having a dampening effect on the Company's gross margin they also gave rise, on the other hand, to parallel developments which decreased selling expenses, thus more or less balancing out. Looking forward, however, management expects to again incur increases in selling expenses, as a planned further restructuring to a more direct marketing strategy, coupled with more aggressive advertising and promotional campaigns, takes hold. These increases in expenses will be justified by the expected growth in revenues.

      General and administrative expenses increased by 18% over the level of the preceding year, primarily due to staff expansions and non-recurring recruiting expenses. A portion of the increase was also attributable to the transformation of the previously private company Proformix, Inc. into a public entity by way of the reverse acquisition, and the maintenance of that status since then.

      Continuing operations yielded a net loss of $1,507,745 or $(0.76) per share for the year. This compares to a net loss of $2,045,806 or $(1.84) per share during the previous year.

Liquidity and Capital Resources

      On June 24, 1997, the Company, Royal Capital Inc. (a New Jersey corporation) and Proformix, Inc., entered into an acquisition agreement as a consequence of which the Company, on July 2, 1997, issued a stock exchange offer to the shareholders of Proformix, Inc. In order to enter into the aforesaid agreement, the Company's then Board of Directors authorized a 137:1 reverse split of its outstanding shares of common stock, and spun off the shares of its wholly owned subsidiary Golden Bear Entertainment Corporation to its then current shareholders in form of a stock dividend. This distribution effectively eliminated all assets and liabilities from the books of the Company prior to the acquisition of Proformix, Inc. The business combination which took the form of a reverse acquisition has been accounted for as a purchase. Subsequent to the exchange, the Company and Proformix, Inc. remain as two separate legal entities whereby Proformix, Inc. operates as a subsidiary of Proformix Systems, Inc. The operations of the newly combined entity are currently comprised solely of the operations of Proformix, Inc., whereby the parent company's role, i.e. Proformix Systems, Inc., centers around the undertaking of financing efforts.

      At December 31, 1997, the working capital deficit amounted to $2,806,682 as opposed to a deficit of $3,559,266 at December 31, 1996. The relative increase in working capital was a direct consequence of financing activities more closely described below, which more than offset the losses incurred.

      These financing activities fall roughly into two areas: (1) the restructuring by Proformix, Inc., prior to the acquisition by the Company, of debt incurred in a 1995 Private Placement Offering by Proformix, Inc. which transferred in excess of $1,000,000 in current notes payable to long-term liabilities (see "Notes to Financial Statements" - Exhibit A) coupled with the conversion of approximately $345,000 in accrued interest and other liabilities into equity, and (2) the raising by the Company of new capital in the form of proceeds derived from the private placement of the Company's common shares with domestic investors under exemptions pursuant to Rule 506, and with foreign investors pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, totaling $605,750 by December 31, 1997, with an additional $275,000 funds received under subscriptions for subsequent equity issuance. The latter activities not only relatively strengthened the balance sheet but contributed needed liquidity to ameliorate a severe cash shortage which hampered management's progress in speedily repositioning the Company, throughout a major part of the year. Instrumental in these capital raising efforts was the engagement and cooperation of Royal Capital Inc., with whom the Company entered into a consulting agreement in May 1997 (see "Business"). These capital raising efforts will continue into the new year, and are expected to yield a sufficient amount of equity and cash for management to further stabilize the financial situation of the Company, and complete its plans with regard to the repositioning of Proformix in a technology company focused on providing ergonomic solutions for risk curtailment and productivity enhancement.

      Between January 1, 1998, and April 15, 1998, the Company received an aggregate $2,837,000 in additional equity capital against issuance of 788,366 shares, including $2,562,000 in cash and $275,000 representing the conversion of subscription prepayments received prior to December 31, 1997. In addition, 250,000 shares were issued for consulting services. This additional capital and the cash flow generated by expected increases in sales are considered by management to be sufficient for the Company to meet its current and anticipated future obligations.

ITEM 7:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's Financial Statements and Notes to Financial Statements are attached hereto as Exhibit A and incorporated herein by reference.

ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      On July 26, 1997, the Company dismissed Feldman Radin & Co., P.C. ("FRC"), the Company's former independent accountant, previously engaged as the principal accountant to audit the Company's financial statements. On July 26, 1997, the Company's Board of Directors recommended and approved the hiring of Rosenberg Rich Baker Berman & Company, Certified Public Accountants ("Rosenberg"), 380 Foothill Road, Bridgewater, New Jersey, as the Company's principal independent accountant.

      The Company is unaware of any disagreements between the Company and FRC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company authorized FRC to respond fully to inquiries of Rosenberg concerning the subject matter of each and every disagreement or event, if any, known by FRC.

                                    PART III

ITEM 9:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS

The names and ages of all directors and executive officers of the Company are as follows:

          Name                     Position                Term(s) of Office
          ----                     --------                -----------------

Michael G. Martin, Age 48  President, Chief Executive    July 31, 1997,
                           Officer                       until January 15, 1998

Michael G. Martin, Age 48  Director, Chairman            July 31, 1997,
                           of the Board                  until present

Jerry Swon, Age 48         President, Chief Executive    January 15, 1998,
                           Officer                       until present

Joerg H. Klaube, Age 56    Vice President, Secretary,    July 31, 1997,
                           Chief Financial Officer       until present

John M. Perry, Age 54      Executive Vice President      July 31, 1997,
                                                         until February 13, 1998

Peter J. Buscetto, Age 50  Director                      October 7, 1997,
                                                         until present

Paul Chernis, Age 63       Director                      July 31, 1997,
                                                         until present

      There are no family relationships among the Company's Officers and Directors.

      All Directors of the Company hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Executive Officers of the Company are appointed by the Board of Directors at the annual meeting of the Company's shareholders and hold office for a term of one year or until they resign or are removed from office.

Resumes:

      Michael G. Martin - Chairman of the Board. Mr. Martin founded Proformix, Inc. in 1991 and has served as President and a Director of that entity since its inception, and as President, CEO, and Director of the Company since July 1997. Prior to forming Proformix, Inc., from 1983 to 1987, Mr.Martin founded and was President of CenterCore Inc., where he developed the CenterCore Workstation system for office furniture. Between 1987 and Proformix, Inc.'s inception in 1991, Mr.Martin was researching, developing and testing ergonomic products for what is now the Company.

      Jerry Swon - President and Chief Executive Officer. Mr. Swon was appointed President and Chief Executive Officer in January 1998. Prior to joining the Company, Mr. Swon was Chairman of Royal Capital, Inc., a New Jersey corporation specializing in acquisitions and project financing. From 1993 to 1996, Mr. Swon was President and CEO of Concord Energy, Inc., a public oil and gas company.

      Joerg H. Klaube - Chief Financial Officer. Mr. Klaube joined Proformix, Inc. in December 1994 as Vice President Finance & Administration. From 1993 to 1994 he was Vice President Administration for Comar Technologies Inc., a computer retail firm, and from 1983 to 1993 Chief Financial Officer for Unitronix Corporation, a public software design and computer marketing firm. Prior to that, Mr. Klaube was employed for 16 years with Siemens Corp., the U.S. subsidiary of Siemens AG, where he served most recently as Director of Business Administration for its Telecommunications Division. He graduated from the Banking School in Berlin, Germany, and holds an MBA degree from Rutgers University.

      John M. Perry - Executive Vice President in charge of Operations for Proformix, Inc., since September 1994. Mr. Perry resigned from the Company's employ effective February 13, 1998.

      Peter J. Buscetto - Director. Mr. Buscetto was appointed director of the Company in October 1997. He is President /CEO of PJB Associates, Inc., a Georgia consulting and investment company. Mr. Buscetto has an extensive marketing and operational background that extends over twenty-five years in the retail field. He was involved with the expansion of CompUSA where he served as Senior VP of Operations, CCO, and President of CompUSA East. Prior to that, he spent fifteen years with the Hechinger Company, a Landover based Home Center company. He held various operational positions with the Hechinger Company, the last of which was Senior VP Operations for Home Quarters and a wholly owned subsidiary. PJB Associates is actively involved with several companies both as an investor and consultant, throughout the US and Europe.

      Paul Chernis - Director. Mr. Chernis was appointed a director of the Company in July 1997. He has been a partner in the law firm Silverman, Collura, Chernis & Balzano, P.C. since June 1990 and specializes in corporate and securities law. His law firm renders legal services to the Company. Mr. Chernis is a graduate of New York University School of Law, and prior to entering private practice in 1972, he served as Assistant Regional Administrator of the New York Regional Office of the Securities and Exchange Commission.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      The Company is not subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10: EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation and executive capacities for the fiscal year ended December 31, 1997, for each executive officer whose aggregate cash remuneration exceeded $100,000, and for all executive officers as a group:

Name of individual    Capacity in which served   Aggregate cash compensation (1)
------------------    ------------------------   -------------------------------
Michael G. Martin     President, CEO, Director             $ 108,347  (2)

All executive officers
as a group (3 persons)                                     $ 261,966  (3)

----------
(1) The value of other non-cash compensation extended to or paid for individuals named above did not exceed 10% of the aggregate cash compensation paid to such individual, or to all executive officers as a group.

(2) In September 1997 the Company issued 60,000 shares of its common stock to Mr. Martin pursuant to an employment agreement entered into in July 1997. The shares at the time of the grant were assumed to have a de minimis fair market value because of the Company's financial situation, history of losses, and a then thin trading market for its securities.

(3) In June 1997 Proformix, Inc. issued 75,000 shares of its common stock, subsequently exchanged into 21,629 shares of the common stock of the Company, to Mr. Perry as additional compensation. The shares at the time of the grant were assumed to have a de minimis fair market value because of Proformix, Inc.'s financial situation and history of losses

Stock Options:

      The  following  table sets forth  stock  options  granted  pursuant to the
Company's 1997 Stock Option Plan to executive officers, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:

--------------------------------------------------------------------------------
              Number of Common    % of Total Options
              Shares Underlying  Granted to Employees   Exercise     Expiration
Name          Options Granted       in Fiscal Year     Price ($/Sh.)    Date
--------------------------------------------------------------------------------

J. Klaube           28,838*              9.2             1.7338        4/30/04
J. Klaube           40,000              12.4             4.50          10/15/04
J. Perry            40,000              12.4             4.50          10/15/04
P. Buscetto         40,000               n/a             2.00          10/15/04
P. Chernis**        40,000               n/a             2.00          10/15/04

      The following options were granted to a beneficial owner of more than 10 percent of common equity securities of the Company, outside the Company's 1997 Stock Option Plan:

Royal Capital Inc.  192,256*             n/a             1.0428        12/31/97
Royal Capital Inc.  166,622*             n/a             1.7338        5/12/98
Royal Capital Inc.  166,622*             n/a             3.4676        5/12/99
Royal Capital Inc.  166,622*             n/a             5.6175        5/12/00

----------
* Options granted by Proformix, Inc. prior to its acquisition by the Company, and subsequently converted into options for Proformix Systems, Inc. stock in accordance with the exchange ratio stipulated in the Stock Exchange Offer of July 2, 1997.

** Mr. Chernis has assigned 2/3 of his options to two of his law partners.

1997 Stock Option Plan:

      The Company's 1997 Stock Option Plan, as filed with the Securities and Exchange Commission ("Commission") on July 1, 1997 with an Information Statement pursuant to Section 14(c), and with a Registration Statement on Form S-8 filed with the Commission on September 8, 1997, is hereby incorporated by reference.

Compensation of Directors:

      The Company currently pays no outside directors' fees.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

      The following table sets forth, as of April 8, 1998, the record and beneficial ownership of common stock of the Company by each officer and director, all officers and directors as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title      Name and Address of        Amount and Nature of          Percent
of Class   Beneficial Owner           Beneficial Ownership (1)      of Class
--------   ----------------           ------------------------      --------

Common     Michael G. Martin                660,153                  17.26%
Stock      65 Nicole Avenue
           Bridgewater, NJ 08807

           Jerry Swon                       615,093(2)                14.2%
           5 Kerby Lane
           Mendham, NJ 07945

           Joerg Klaube                      28,838(3)                 **
           4 Claire Drive
           Bridgewater, NJ 08807

           John M. Perry                     21,629(4)                 **
           11 Rupells Road
           Clinton, NJ 08809

           Peter Buscetto                      0                       **

           Paul Chernis                        0                       **

           Royal Capital Inc.               541,201(5)               12.51%
           75 Claremont Road
           Bernardsville, NJ 07924

           All Directors and Officers     1,304,084                  29.96%
           as a Group (5 persons)

----------
(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock which such person has the right to acquire within 60 days of April 8, 1998. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.

(2) Includes 541,201 shares and options owned by Royal Capital Inc. and 73,892 shares owned by Jane Swon, Mr. Swon's wife. Jerry Swon is Chairman and his wife Jane is the principal stockholder of Royal Capital, Inc.

(3) Represents options to purchase a like number of shares.

(4) Mr.  Perry is no longer with the Company.

(5) Includes options to purchase 499,866 shares.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In June 1997, Royal Capital Inc. received 2,900,000 shares of the common stock of Proformix, Inc. for services rendered pursuant to a consulting agreement dated May 12, 1997. These shares were subsequently exchanged for
836,313 shares of the Company's common stock upon consummation of the acquisition of Proformix, Inc.

      In June 1997, Anthony W. Schweiger received 700,000 shares of the common stock of Proformix, Inc. for services rendered pursuant to a consulting agreement dated May 12, 1997. These shares were subsequently exchanged for
201,869 shares of the Company's common stock upon consummation of the acquisition of Proformix, Inc.

      In June 1997, John M. Perry, then Executive Vice President of the Company, received 75,000 shares of the common stock of Proformix, Inc. as additional compensation. These shares were subsequently exchanged for 21,629 shares of the Company's common stock pursuant to the acquisition of Proformix, Inc.

      In September 1997, Michael G. Martin, Chairman and CEO of the Company, received 60,000 shares of the common stock of the Company, as additional remuneration pursuant to his employment agreement dated July 18, 1997.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The Exhibits that are filed with this report or that are incorporated by reference are set forth in the Exhibit Index attached hereto.

(b)   Reports on Form 8-K

      There were no reports filed on Form 8-K during the quarter ended December 31, 1997.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

    PROFORMIX SYSTEMS, INC.

    By:  /s/ Jerry Swon                               Date:       April 15, 1998
         -----------------------------
         Jerry Swon
         President, Chief Executive Officer
         (Principal Executive Officer)

    By:  /s/ Joerg H. Klaube                          Date:       April 15, 1998
         -----------------------------
         Joerg H. Klaube
         Secretary, Chief Financial Officer
         (Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                                  Date
         ----                                                  ----

         /s/ Michael G. Martin                                    April 15, 1998
         --------------------------
         Michael G. Martin, Chairman

         /s/ Peter J. Buscetto                                    April 15, 1998
         --------------------------
         Peter J. Buscetto, Director

         /s/ Paul Chernis                                         April 15, 1998
         --------------------------
         Paul Chernis, Director

EXHIBIT INDEX

(A)      Financial Statements and Notes to Financial Statements

(2.1) Agreement dated June 16, 1997, between the Company, Royal Capital Inc. and Donald Yu

(2.2) Stock Exchange Agreement dated June 24, 1997, between the Company, Royal Capital Inc. and Proformix Inc.

(2.3) Information Statement pursuant to Section 14(c) as filed with the Commission on July 1, 1997, regarding Change of Name, Stock Split, and Ratification of 1997 Stock Option Plan, incorporated herein by reference.

(2.4) Stock Exchange Offer dated July 2, 1997, by the Company to the shareholders of Proformix, Inc. and Statement regarding Change in Control of registrant and Acquisition or Disposal of Assets, filed with the Commission on Form 8-K on July 17, 1997, incorporated herein by reference.

(4) Designation for Cumulative Preferred Stock filed January 13, 1998, with the State of Delaware, and incorporated herein by reference.

(10.1) Consulting Agreement dated May 12, 1997, between Proformix Inc. and Royal Capital Inc.

(10.2)   Consulting  Agreement  dated May 12, 1997,  between  Proformix Inc. and
         Anthony W. Schweiger filed by the Company with the Commission on Form S-8 on August 19, 1997, and incorporated herein by reference.

(10.3) Employment Agreement dated July 18, 1997, between the Company and Michael G. Martin filed by the Company with the Commission on Form S-8 on August 19, 1997, and incorporated herein by reference.

(11)     Statement re: Computation of earnings per share.

(16) Documentation regarding change in certifying accountant incorporated by reference to Form 8-K filed on July 31, 1997, filed by the Company with the Commission, and incorporated herein by reference.

(21)     Subsidiaries of the Company:

         (i) Proformix, Inc. is a corporation formed under the laws of the State of Delaware and is the name under which it conducts business.

         (ii) Corporate Ergonomic Systems Inc. - a wholly owned subsidiary of Proformix, Inc. - is a corporation formed under the laws of the State of New Jersey and is the name under which it conducts business.

(23)     Independent Auditors' Consent - attached to Exhibit A.

(27)     Financial Data Schedule - attached to Exhibit A.

OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE

(a) The Company's Quarterly Reports on Form 10-QSB for the periods ended March 31, 1997, June 30, 1997, and September 30, 1997.

(b) All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act since the Company's fiscal year ended December 31, 1996.

                    Proformix Systems, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                                December 31, 1997

                                                                            Page

Independent Auditors' Report............................................      1

Financial Statements

     Consolidated Balance Sheet.........................................      2

     Consolidated Statements of Operations..............................      3

     Consolidated Statement of Stockholders Equity (Deficit)............     4-5

     Consolidated Statements of Cash Flows..............................     6-7

     Notes to the Consolidated Financial Statements.....................    8-20

                          Independent Auditors' Report

To the Board of Directors and Stockholders of Proformix Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Proformix Systems, Inc. and Subsidiaries as of December 31, 1997 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the two years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Proformix Systems, Inc. and Subsidiaries as of December 31, 1997 and the consolidated results of their operations and their cash flows for the years ended December 31, 1997 and 1996, in conformity with generally accepted accounting principles.

Bridgewater, New Jersey
March 23, 1998
(April 15, 1998, as to SUBSEQUENT EVENTS)

                    Proformix Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 1997

        Assets
Current Assets
     Cash                                                           $     4,546
     Accounts receivable net of allowance
     for doubtful accounts of $27,058                                   314,492
     Inventories                                                        256,501
     Prepaid expenses                                                    47,604
                                                                    -----------
           Total Current Assets                                         623,143
Property, plant and equipment                                           423,125
Other assets                                                            105,982
                                                                    -----------
           Total Assets                                               1,152,250
                                                                    ===========

           Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
     Accounts payable and accrued expenses                            1,363,716
     Trade acceptance payable                                            44,860
     Subscriptions payable                                              275,000
     Dividends payable                                                   27,000
     Loans payable                                                      866,579
     Current maturities of notes payable                                450,000
     Current maturities of long-term debt                               394,081
     Current maturities of capitalized
       lease obligations                                                  8,589
                                                                    -----------
           Total Current Liabilities                                  3,429,825
Notes payable, less current portion                                   1,150,000
Long-term debt, less current portion                                    551,460
Obligations under capital leases,
  excluding current maturities                                           17,975
                                                                    -----------
           Total Liabilities                                          5,149,260
                                                                    -----------
Minority Interest                                                         --
Stockholders' Equity (Deficit)
     Preferred stock Series A, $.01 par value,
       authorized 3,000,000 shares; issued and
       outstanding, 0 shares                                              --
     Cumulative preferred stock, $.0001 par value;
       2,500 shares authorized, 10 shares
       issued and outstanding                                             --
     Common stock, $.0001 par value,
       30,000,000 shares authorized;
       2,898,507 shares issued
       and outstanding                                                      290
     Contributed capital                                                243,000
     Additional paid in capital                                       2,314,856
     Accumulated deficit                                             (6,555,156)
                                                                    -----------
           Total Stockholders' Equity (Deficit)                      (3,997,010)
                                                                    -----------
           Total Liabilities and Stockholders' Equity (Deficit)     $ 1,152,250
                                                                    ===========

See notes to the consolidated financial statements.

                    Proformix Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                       Year Ended December 31,
                                                     ---------------------------
                                                         1997           1996
                                                     -----------    -----------
Net Sales                                            $ 3,125,009    $ 3,284,243
Cost of goods sold                                     1,451,204      1,005,192
                                                     -----------    -----------
Gross Profit                                           1,673,805      2,279,051
Selling, general and administrative
  expenses                                             2,801,975      2,794,056
                                                     -----------    -----------
(Loss) From Operations                                (1,128,170)      (515,005)
                                                     -----------    -----------
Other Income (Expense)
     Miscellaneous income                                 90,977           --
     Obsolete production return reserve                     --         (425,529)
     Lawsuit settlement                                     --          (64,489)
     Interest expense                                   (338,038)      (339,236)
     Loss on disposition of assets                      (132,514)       (31,834)
                                                     -----------    -----------
       Total Other (Expense)                            (379,575)      (861,088)
                                                     -----------    -----------
(Loss)  Before Provision for Income
  Taxes and Extraordinary Item                        (1,507,745)    (1,376,093)
Provision for Income Taxes                                  --             --
                                                     -----------    -----------
(Loss) Before Extraordinary Item                      (1,507,745)    (1,376,093)
                                                     -----------    -----------
Extraordinary Item - abandoned initial
  public offering expenses
  (net of $0 income tax effect)                             --         (669,713)
                                                     -----------    -----------

Net (Loss)                                           $(1,507,745)   $(2,045,806)
                                                     ===========    ===========
Net (Loss) Per Common Share:
     (Loss) Before Extraordinary Item                $      (.76)   $     (1.26)
                                                     ===========    ===========
     Net (Loss)                                      $      (.76)   $     (1.84)
                                                     ===========    ===========
Weighted Average of Common Shares
  Outstanding                                          2,094,724      1,160,864
                                                     ===========    ===========

See notes to the consolidated financial statements.

                    Proformix Systems, Inc. and Subsidiaries
            Consolidated Statement of Stockholders' Equity (Deficit)
                     Years Ended December 31, 1997 and 1996

                                          Convertible              Cumulative
                                        Preferred Shares        Preferred Shares             Common Stock
                                      -------------------   -----------------------      -------------------
                                       Shares     Amount      Shares       Amount          Shares     Amount
                                      --------  ---------   ---------    ----------      ---------    ------
     Balances, January 1, 1996              -- $       --          10    $      --       4,417,655     4,418
Retirement of 1,000,000 shares for
   consideration of $75,000                 --         --          --           --      (1,000,000)   (1,000)
Dividends on cumulative preferred
   shares                                   --         --          --           --            --        --
Dividends cumulative preferred
   shares waived                            --         --          --           --            --        --
Net loss, year ended December 31,           --         --          --           --            --        --
                                      --------  ---------   ---------    ----------      ---------    ------
     Balances, December 31, 1996            --         --          10           --       3,417,655     3,418
Dividends on cumulative preferred
   shares                                   --         --          --           --            --        --
Dividends on cumulative preferred
   shares waived                            --         --          --           --            --        --
Issuances of common stock granted
   for services performed                   --         --          --           --       1,210,000     1,210
Issuances of common stock pursuant
   to stock option exercise per
   consulting agreement                     --         --          --           --         701,343       702
Issuance of common stock for
   conversion of accrued interest
   on private placement notes               --         --          --           --         281,539       282
Issuance of common stock pursuant to
   consulting agreement                     --         --          --           --       2,900,000     2,900
                                      --------  ---------   ---------    ----------      ---------    ------
         Subtotal - Proformix, Inc.         --         --          10         --         8,510,537     8,512
                                      --------  ---------   ---------    ----------      ---------    ------
Exchange of Proformix, Inc.
   preferred stock for preferred
   stock of the Company                     --         --         (10)        --            --          --
Recapitalization pursuant to reverse
  acquisition:
Exchange of Proformix, Inc.
  common shares 3.4676 to 1 common
  share of the Company                      --         --          --           --      (8,266,757)   (8,267)
Proformix, Inc. common shares
  not tendered and accounted
  for as a minority interest                --         --          --           --        (243,780)     (245)
                                      --------  ---------   ---------    ----------      ---------    ------
         Subtotal - Proformix, Inc.         --         --          --           --            --        --
                                      --------  ---------   ---------    ----------      ---------    ------

                                                     Additional                        Stockholders'
                                    Contributed        Paid in        Accumulated         Equity
                                      Capital          Capital          Deficit          (Deficit)
                                   -----------      ------------      ------------     -------------
     Balances, January 1, 1996        $ 81,000      $ 1,435,108       $(2,821,605)      $(1,301,079)
Retirement of 1,000,000 shares for
   consideration of $75,000               --            (74,000)             --             (75,000)
Dividends on cumulative preferred
   shares                                 --               --              (9,000)           (9,000)
Dividends cumulative preferred
shares waived                           81,000             --             (81,000)             --
Net loss, year ended December 31,         --               --          (2,045,806)       (2,045,806)
                                       -------        ---------        ----------        ----------
     Balances, December 31, 1996       162,000        1,361,108        (4,957,411)       (3,430,885)
Dividends on cumulative preferred
   shares                                 --               --              (9,000)           (9,000)
Dividends on cumulative preferred
   shares waived                        81,000             --             (81,000)             --
Issuances of common stock granted
   for services performed                 --             44,790              --              46,000
Issuances of common stock pursuant
   to stock option exercise per
   consulting agreement                   --            216,636              --             217,338
Issuance of common stock for
   conversion of accrued interest
   on private placement notes             --            281,250              --             281,532
Issuance of common stock pursuant
   to consulting agreement                --             (2,900)             --                --
                                       -------        ---------        ----------        ----------
         Subtotal - Proformix, Inc.    243,000        1,900,884        (5,047,411)       (2,895,015)
                                       -------        ---------        ----------        ----------
Exchange of Proformix, Inc.
   preferred stock for preferred
   stock of the Company                   --              --                 --                --
Recapitalization pursuant
  to reverse acquisition:
Exchange of Proformix, Inc.
   common shares 3.4676 to 1
   common share of the Company            --              8,267              --                --
Proformix, Inc. common shares
   not tendered and accounted
   for as a minority interest             --                245              --                --
                                       -------        ---------        ----------        ----------
         Subtotal - Proformix, Inc.    243,000        1,909,396        (5,047,411)       (2,895,015)
                                       -------        ---------        ----------        ----------

See notes to the consolidated financial statements.

                    Proformix Systems, Inc. and Subsidiaries
            Consolidated Statement of Stockholders' Equity (Deficit)
                     Years Ended December 31, 1997 and 1996

                                               Convertible              Cumulative
                                             Preferred Shares        Preferred Shares              Common Stock
                                            -------------------   ---------------------   ----------------------------
                                             Shares     Amount     Shares      Amount         Shares          Amount
                                            --------  ---------   --------   ----------   -------------   ------------
  Opening common and preferred stock of
     the Company prior to the exchange
     with Proformix, Inc.                        --         --     35,036           --           43,064           4
  Cancelation of the Company's preferred
     stock                                       --         --    (35,036)          --               --          --
  Issuance of common stock of the Company
     to Royal Capital, Inc.                      --         --         --           --          313,600          32
  Fractional shares canceled                     --         --         --           --              (18)         --
  Exchange of the Company's common stock,
     one common share for 3.4676 common
     shares of Proformix, Inc.                   --         --         --           --        2,384,000         238
  Exchange of the Company's preferred
     stock for preferred stock of
     Proformix, Inc.                             --         --         10           --               --          --
                                            --------  ---------  ---------   ----------   -------------   ---------
           Subtotal - the Company                --         --         10           --        2,740,646         274
                                            --------  ---------  ---------   ----------   -------------   ---------

  Issuance of common stock to President
     pursuant to grant                           --         --         --           --           60,000           6
  Issuance of common stock to domestic
     private individuals pursuant to
     an exemption under Rule 506                 --         --         --           --           28,611           3
  Issuance of common stock to foreign
     investors pursuant to Reg. S.               --         --         --           --           69,250           7

  Net loss, year ended December 31, 1997         --         --         --           --               --          --
                                            --------  ---------  ---------   ----------   -------------   ---------
       Balances, December 31, 1997               --   $     --          10   $      --        2,898,507   $     290
                                            ========  =========  =========   ==========   =============   =========

                                                                                                     Total
                                                                Additional                       Stockholders
                                               Contributed        Paid in       Accumulated         Equity
                                                 Capital          Capital         Deficit          (Deficit)
                                              -------------    ------------    --------------    -------------
  Opening common and preferred stock of
     the Company prior to the exchange
     with Proformix, Inc.                               --              (4)               --               --
  Cancelation of the Company's preferred
     stock                                              --              --                --               --
  Issuance of common stock of the Company
     to Royal Capital, Inc.                             --             (32)               --               --
  Fractional shares canceled                            --              --                --               --
  Exchange of the Company's common stock,
     one common share for 3.4676 common
     shares of Proformix, Inc.                          --            (238)               --               --
  Exchange of the Company's preferred
     stock for preferred stock of
     Proformix, Inc.                                    --              --                --               --
                                              -------------    ------------    --------------    -------------
           Subtotal - the Company                       --       1,909,122                --               --
                                              -------------    ------------    --------------    -------------
  Issuance of common stock to President
     pursuant to grant                                  --              (6)               --               --
  Issuance of common stock to domestic
     private individuals pursuant
     to an exemption under
     Rule 506                                           --         128,747                --          128,750
  Issuance of common stock to foreign
     investors pursuant to Reg. S.                      --         276,993                --          277,000
  Net loss, year ended December 31, 1997                --              --        (1,507,745)      (1,507,745)
                                              -------------    ------------    --------------    -------------
       Balances, December 31, 1997            $    243,000     $ 2,314,856     $  (6,555,156)    $ (3,997,010)
                                              =============    ============    ==============    =============

See notes to the consolidated financial statements.

                    Proformix Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                      Year Ended December 31,
                                                    ---------------------------
                                                        1997           1996
                                                    -----------    ------------

Cash Flows From Operating Activities
     Net Income (Loss)                              $(1,507,745)   $(2,045,806)
     Adjustments to Reconcile Net (Loss) to
       Net Cash
       (Used) by Operating Activities
        Depreciation and amortization                   268,155        109,072
        Loss on disposition of assets                   132,514         31,834
        Bad debt provision                                  370           --
        Forgiveness of debt                              90,977           --
     Decreases (Increases) in Assets
        Accounts receivable                             144,674        801,643
        Inventories                                      11,139         86,011
        Prepaid expenses                                 11,337         83,594
        Other assets                                     (1,127)       214,449
     Increases in Liabilities
        Accounts payable and accrued expenses           170,117        517,556
        Trade acceptance payable                         44,860           --
        Advances payable                                275,000           --
                                                    -----------    ------------
          Net Cash (Used) by Operating Activities      (359,729)      (201,647)
                                                    -----------    ------------
Cash Flows From Investing Activities
        Purchases of equipment and fixtures             (56,372)      (119,762)
                                                    -----------    ------------
          Net Cash (Used) by Investing Activities       (56,372)      (119,762)
                                                    -----------    ------------
Cash Flows From Financing Activities
     Repayment of notes payable                            --          (12,163)
     Proceeds from long-term debt                          --          111,007
     Repayment of long-term debt                       (148,950)      (135,000)
     Repayment of capital lease obligations              (7,660)          --
     Repayment of officer loans payable                 (30,000)          --
     Proceeds from loans payable                         25,000        416,579
     Repayment of loans payable                         (25,000)       (75,307)
     Proceeds from issuance of common stock             605,750           --
                                                    -----------    ------------
         Net Cash Provided by Financing Activities      419,140        305,116
                                                    -----------    ------------
Net increase (decrease) in cash                           3,039        (16,293)
Cash at beginning of period                               1,507         17,800
                                                    -----------    ------------
Cash at end of period                               $     4,546    $     1,507
                                                    ===========    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
       Interest Paid                                $   142,875    $   117,044
                                                    ===========    ============
       Taxes Paid                                   $       425    $      --
                                                    ===========    ============


     See notes to the consolidated financial statements.

                    Proformix Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                    Year Ended December 31,
                                               -------------------------------
                                                   1997              1996
                                               -----------      --------------
  Schedule of non-cash financing activities
Promissory note issued in connection
with retirement of 1,000,000 Proformix,
Inc. common shares                             $       --       $       75,000
                                               ===========      ==============
Capitalized lease obligations incurred
for use of equipment                           $       --       $       25,644
                                               ===========      ==============
In connection  with the issuance of
common  stock,  281,539 Proformix,
Inc. shares were issued as
consideration  for accrued
interest on $1,175,000 of
private placement notes                        $   281,539      $           --
                                               ===========      ==============
Promissory  note issued in connection
with  retirement  of other promissory
notes and the repayment of a past due
subordinated debenture                         $   316,849      $           --
                                               ===========      ==============
In connection  with the issuance of
common stock,  75,000  Proformix, Inc.
shares were issued as consideration
for past services                              $    46,000      $           --
                                               ===========      ==============
In connection with a stock option
exercise,  34,676  Proformix, Inc.
shares were issued in connection
with a reduction in accrued expenses          $    17,338      $           --
                                              ===========      ==============

     See notes to the consolidated financial statements.

                    Proformix Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Organization

         Proformix Systems, Inc. (the "Company" or "Proformix") was incorporated as a Delaware corporation on April 19, 1988 under the name "Fortunistics, Inc.", subsequently changed to "Whitestone Industries, Inc." (Whitestone).

         On June 16, 1997, Royal Capital, Inc. ("Royal"), a New Jersey Corporation, entered into an agreement with the Company, then known as Whitestone Industries, Inc., and its then president, whereby Royal (i) acquired 100,000 shares of the Company's preferred stock held by the President and (ii) acquired the voting proxy of 1,120,000 (pre-split) shares of common stock. The consideration paid to the President was $100,000. Thus, Royal obtained a voting majority of the Company's capital stock.

         On June 24, 1997, the Company, Royal, and Proformix, Inc., a company incorporated in the State of Delaware in October 1991, entered into an acquisition agreement as a consequence of which the Company on July 2, 1997, submitted a stock exchange offer to the shareholders of Proformix, Inc. In order to enter into the aforesaid agreement, the Company's then Board of Directors authorized a 137:1 reverse split of its outstanding shares of common stock, and spun off the shares of its wholly owned subsidiary Golden Bear Entertainment Corporation to its then current shareholders in the form of a stock dividend. This distribution effectively eliminated all assets and liabilities from the books of the Company prior to the acquisition of Proformix, Inc.

         The exchange offer to the Proformix, Inc. shareholders gave them the choice to exchange their shares of the common stock in Proformix, Inc. into newly to be issued common stock of Whitestone at the rate of
         3.4676 shares of Proformix, Inc. common stock to 1 share of Whitestone common stock, and to holders of Proformix Cumulative Preferred Stock, to exchange their shares into newly to be issued Cumulative Preferred Stock of Whitestone at the rate of 1 to 1. The exchange transaction resulted in the former Proformix, Inc. shareholders owning approximately 90% of the combined entity. Holders of approximately 97% of Proformix, Inc. common stock have agreed to the stock exchange and tendered their common shares in exchange for Whitestone common shares. The remaining 3% of Proformix, Inc. stockholders hold a minority interest which is valued at $0.

         For accounting purposes, the acquisition has been treated as an acquisition of Whitestone by Proformix, Inc. and a recapitalization of Proformix, Inc. The historical financial statements prior to July 2, 1997 are those of Proformix, Inc. Proforma information is not presented since the combination is considered a recapitalization. Subsequent to the exchange, the Company and Proformix, Inc. remain as two separate legal entities whereby Proformix, Inc. operates as a subsidiary of the Company, however, the operations of the newly combined entity are currently comprised solely of the operations of Proformix, Inc.

         Concurrent with the stock exchange offer, the Company changed its name to Proformix Systems, Inc.

         Proformix designs, manufactures, markets and distributes ergonomically designed computer keyboard trays, peripheral items and accessories (together, a "Keyboarding System") designed to alleviate and prevent certain health problems believed to be related to the use of computers.

         Proformix Inc.'s wholly owned subsidiary, Corporate Ergonomic Solutions, Inc. (Ergonomics) was incorporated in the State of New Jersey during October 1992. Ergonomics, which commenced operations in September 1997, was formed primarily to market Proformix's products. Prior to that, its operations had not been significant.

                    Proformix Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

     Principles of Consolidation

         The consolidated financial statements include the accounts of Proformix Systems, Inc. and its subsidiaries, Proformix, Inc. and Corporate Ergonomic Solutions, Inc. All significant intercompany balances and transactions have been eliminated.

     Inventories

         Inventory consists of product components and finished goods which are stated at the lower of cost (determined by the first-in, first out method) or market.

     Depreciation and Amortization

         Property, plant and equipment are recorded at cost. Certain molds were being depreciated using the units of production method based upon an estimated useful life of 1,000,000 units. During 1997, the company changed the estimated useful life of these molds to 300,000 units. The effect of this change in estimate increased the Company's net loss for 1997 by $169,073. Depreciation on equipment, furniture and fixtures and leasehold improvements is computed on the straight line method over the estimated useful lives of such assets between 5-10 years. Maintenance and repairs are charged to operations as incurred.

         System design costs are amortized on a straight-line basis over an estimated useful life of 10 years. Organization costs and deferred finance charges are amortized using the straight line method over a period of 4-5 years.

     Securities Issued for Services

         The Company accounts for stock options issued for services by reference to the fair market value of the Company's stock on the date of stock issuance or option grant. Compensation expense is recorded for the fair market value of the stock issued, or in the case of options, for the difference between the stock's fair market value on the date of grant and the option exercise price.

                    Proformix Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

     Securities Issued for Services, Continued

         Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-based Compensation". The statement generally suggests, but does not require, employee stock-based compensation transactions be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As permitted by the statement, the Company has elected to continue to follow the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value at the measurement date. The adoption of SFAS No. 123 does not have a material impact on the financial statements.

     Deferred Offering Costs

         Deferred offering costs amounting to $669,713 consisting of professional fees had been incurred related to a contemplated initial public offering of Proformix, Inc.'s common stock and had been capitalized during 1995. At December 31, 1996, these capitalized deferred costs were expensed as an extraordinary item since Proformix, Inc. abandoned the pursuit of its initial public offering.

     Income Taxes

         The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company's income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, the benefit for income taxes has been offset entirely by a valuation allowance against the related deferred tax asset for the year ended December 31, 1997.

     Net Loss Per Share

         Net loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share", is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive.

     Revenue Recognition

         Revenue  from  product  sales is  recognized  at the  time of  shipment
         provided  that   the  resulting   receivable   is   deemed  probable of
         collection.

     Use of Estimates

         The preparation of financial statements in conformity with generally accepted principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                    Proformix Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

CONCENTRATIONS OF BUSINESS AND CREDIT RISK

     The Company maintains cash balances in several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. Balances in these accounts may, at times, exceed the federally insured limits.

     The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs on going credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

INVENTORIES

     Inventories consisted of the following at December 31, 1997:

               Product components                            $      119,408
               Finished goods                                       137,093
                                                             --------------
                                                             $      256,501
                                                             ==============
ROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at December 31, 1997:

               Molds                                         $      627,617
               Equipment                                            133,494
               Furniture and fixtures                                50,696
               Leasehold improvements                                16,035
               Transportation equipment                               3,075
                                                            ---------------
                                                                    830,917
               Less accumulated depreciation                        407,792
                                                            ---------------
                                                            $       423,125
                                                            ===============

Depreciation expense charged to operations was $237,189 and $68,434 in 1997 and 1996, respectively.

LOANS PAYABLE

Proformix, Inc. had   borrowings  under short term loan agreements with the
     following terms and conditions at December 31, 1997:

   On April 17, 1997, Proformix,  Inc. issued a $316,849 one-year
      5%  promissory  note to a private  investor in exchange for retiring other promissory notes and the repayment of a past due subordinated  debenture with the face value of all such obligations  to third parties  equaling the 5% note to that
      investor.                                                         $316,849

   Pursuant to five promissory  notes signed  throughout 1995 and
      1996, several investors advanced Proformix, Inc. a total of
      $190,000  payable  upon  demand  with  interest  at 12% per
      annum.                                                             135,000

   On December  4,  1996,  Proformix,  Inc.  repurchased  500,000 shares  of  its  common  stock  and  retired  same  against issuance  of  a  promissory  note  maturing  twelve  months thereafter  accruing  interest  at 5%  per  annum  and  due
      December 4, 1997. This note is overdue at December 31, 1997 and no demand for payment has been made  through  March 23,
      1998.                                                               75,000

               Proformix Systems, Inc. and Subsidiaries
            Notes to the Consolidated Financial Statements

LOANS PAYABLE, Continued

   Pursuant to a  promissory  note dated  January  22,  1996,  an officer of the Company advanced the sum of $64,730 which is due upon  demand and  accruing  interest at the rate of 12%
      per annum.                                                          64,730

   Line of  credit  extended  by  Carnegie  Bank on March 4, 1996 amounting  to $250,000  due March 4, 1997  unless  demanded earlier  accruing  interest  at the prime  rate plus 2% per annum  with the prime  rate  defined  as quoted by the Wall
      Street Journal.  The agreement requires that the line shall
      be  completely   out  of  debt  for  at  least  one  thirty
      consecutive  day period  annually (a requirement not met by
      Proformix,   Inc.)  and  is   collateralized   by  all  the
      inventory,  accounts receivable,  equipment,  and financial instruments of Proformix, Inc. In May 1997, Proformix, Inc.
      obtained an  extension  through  September  30, 1997 and is currently negotiating with the bank for a further extension of the maturity of this loan. While a verbal  moratorium of principal  has  been  agreed  to  by  Proformix,  Inc.  and
      Carnegie Bank, N.A.  pending a review of Proformix,  Inc.'s future  ability to pay,  this  obligation  is overdue as of
      December  31,  1997 and no demand for payment has been made
      through March 23, 1998.                                            250,000

   Pursuant to a promissory  note dated  November  17,  1997,  an investor, who was a consultant to the Company, advanced the
      Company $25,000.  The note bears interest at 12% and is due
      January  7, 1998.  This note was not paid on the  scheduled due  date  but  has  been  extended  pursuant  to a  verbal
      agreement.                                                          25,000
                                                                      ----------
                   Total                                              $  866,579
                                                                      ==========

NOTES PAYABLE

Private Placement Offering

 During February through June 1995, an underwriter acting as placement agent offered on behalf of Proformix, Inc. in a private placement offering a minimum of five (5) and a maximum of twenty (20) units. The first 5 units were offered on a "best efforts all or none" basis and the remaining 15 units on a "best efforts" basis. Each unit consisted of a $100,000, 12% promissory note and 10,000 shares of Proformix, Inc.'s common stock. The promissory notes were originally due on the earlier of 12 months from their issuance or the completion of a public or private financing of either debt or equity securities of Proformix, Inc. whereby, if such financing was for less than the principal amount of said notes, then the principal amount of said notes were to be repaid on a pro-rata basis. These notes were subsequently extended for an additional 6 months, and further by an additional 9 months. In May 1997 a restructuring agreement caused the reclassification of $1,150,000 of these notes to long-term debt. These notes were extended and modified to (i) mature by April 30, 2000, (ii) change from 12% to 8%, (iii) convert all interest accrued until April 30, 1997 into shares of common stock of Proformix, Inc. and (iv) paying future interest in cash an a quarterly basis. One such note, however, for $100,000 was still being negotiated for purchase and restructuring as of December 31, 1997. The remaining $450,000 of non-restructured notes are shown in current liabilities and are in default as of December 31, 1997.

 The private offering was completed in June 1995 resulting in Proformix, Inc. selling a total of sixteen (16) units and receiving net proceeds of $1,364,061 after deducting private placement agent's commission and legal fees amounting of $235,939. In connection therewith, Proformix, Inc. issued 160,000 shares of its $.001 common stock at par. The total amount of such notes outstanding at December 31, 1997 was $1,600,000.

               Proformix Systems, Inc. and Subsidiaries
                   Notes to the Financial Statements

LONG-TERM DEBT

Long-term debt as of December 31, 1997 is comprised of the following:

  Pursuant to a promissory note signed on July 28, 1993, Proformix, Inc. borrowed a total of $1,000,000 repayable with interest at 2% above the lending institutions' prime lending rate. Principal payments on such note commenced on July 31, 1994. The note had a scheduled maturity date of June 30, 1997 and is secured by a first security interest in all tangible and intangible assets of Proformix, Inc. Payments of all principal, interest, and other related expenses have been guaranteed by an officer of the Company who further collateralized these obligations with a $300,000 certificate of deposit and his 100% interest in his equity in Proformix, Inc. In addition, the loan is guaranteed by the New Jersey Economic Development Authority (NJEDA) which will assume an amount equal to seventy-five percent of the then outstanding principal amount upon an event of default. The note was originally payable in thirty-six (36) consecutive monthly installments of $27,778. On September 26, 1994, Proformix, Inc. negotiated a nine month principal moratorium on the note effective with the principal payment that was due and not made on July 31, 1994. The principal payments deferred pursuant to the moratorium amounted to $250,002 and were due June 30, 1997. As of December 31, 1995, Proformix, Inc. was not in compliance with certain covenants related to the loan agreement with the lender. As a result, Proformix, Inc. requested and obtained a waiver as to compliance with such covenants from the lender from June 30, 1994 through December 30, 1995.

  On March 4, 1996, Proformix,  Inc. refinanced the repayment of its long-term debt. The remaining  balance of $663,888 is payable with fixed  principal  payments of $15,000 plus interest at Wall Street
  Journal  prime plus 2%.  Payments of all  principal,  interest and other related expenses  continue to be guaranteed by an officer of the Company who has  collateralized  this obligation with $225,000
  consisting  of  marketable   securities  and/or   certificates  of
  deposit.  Such marketable securities with a value of $242,951 have been taken by the lending institution as collateral.  In addition, the loan  remains  guaranteed  by the NJEDA  which will  assume an amount  equal to  seventy-five  percent  of the  then  outstanding principal  amount  upon an event of  default.  In  February  1997,
  Proformix,  Inc. requested and obtained a 3 months of deferment on principal payments. In May 1997, Proformix, Inc. requested another
  3 month  deferment for principal  payments as to which it obtained approval,  subject to repayment of the remaining  principal at the earlier  (a) the  receipt by  Proformix,  Inc. of new equity in an
  amount no less than $1,500,000 or (b) June 30, 1998.                  $663,888

  Note to an  officer  of the  Company  issued  in place of  accrued royalties,  principal  due April 14, 1998  accruing  interest at a
  rate of 5% per annum.                                                  111,007

  Discounted  present  value  of  a  non-interest   bearing  $70,000
  settlement with a former investor of Proformix, Inc. to be paid in
  24 equal monthly  payments  commencing  July 1, 1997.  The imputed
  interest rate used to discount the note is 8% per annum.                49,318

  Discounted  present  value  of  a  non-interest  bearing  $176,000 settlement with former counsel of Proformix, Inc. to be paid in 24
  monthly  payments  commencing   September  1,  1997.  The  imputed
  interest rate used to discount the note is 8% per annum.               121,328
                                                                         -------
             Total                                                       945,541
                 Less current maturities                                 394,081
                                                                         -------
                 Long-term debt, net of current maturities              $551,460
                                                                        ========

               Proformix Systems, Inc. and Subsidiaries
                   Notes to the Financial Statements

LONG-TERM DEBT, Continued

         Total maturities of long-term debt are as follows:

         Year Ending December 31,
                    1998                                    $394,080
                    1999                                     247,573
                    2000                                     180,000
                    2001                                     123,888
                                                            --------
                                                            $945,541
                                                            ========

CAPITALIZED LEASE OBLIGATIONS

       The Company leases office equipment under a non-cancelable capital lease agreement expiring January 19, 2001. The capital lease obligation has been recorded at the present value of future minimum lease payments, discounted at a interest rate of 8.643%. The capitalized cost of equipment at December 31, 1997 amounted to $13,936 net of accumulated depreciation of $9,292.

       The following is a schedule of minimum lease payments due under capital leases at December 31, 1997:

       Year Ending December 31,
       ------------------------
       1998                                                       $       11,096
       1999                                                                8,876
       2000                                                                8,876
       2001                                                                2,219
                                                                  --------------
       Total minimum capital lease payments                               31,067
       Less amounts representing interest                                  4,503
                                                                  --------------
       Present value of net minimum capital
         lease payments                                                   26,564
       Less current maturities of capital
         lease obligations                                                 8,589
                                                                  --------------
       Obligations under capital leases,
         excluding current maturities                             $       17,975
                                                                  ==============

               Proformix Systems, Inc. and Subsidiaries
              Notes to Consolidated Financial Statements

INCOME TAXES

     At December 31, 1997, The Company has net operating loss carry forwards approximating $6,400,000 which expire between the years 2008 and 2012 and are subject to certain annual limitations.

     The Company's total deferred tax asset and valuation allowance at December 31, 1997 are as follows:

              Total deferred tax asset                          $     2,560,000
              Less valuation allowance                               (2,560,000)
                                                                ----------------
              Net deferred tax asset                            $             -
                                                                ================

401(k) PLAN

     The Company adopted the qualified Proformix, Inc. sponsored 401(k) plan covering substantially all full time employees under which eligible employees may elect to contribute, within statutory limits, a percentage of their annual compensation. The Company matches up to 50% of the employee's contribution which may not exceed 3% of the employee's total compensation for the plan year. Contributions to the plan were $17,800 and $15,364 for the years ended December 31, 1997 and 1996, respectively.

STOCK OPTION PLANS

     In April 1996, Proformix, Inc. adopted its 1996 Stock Incentive Plan ("the 1996 Plan"). The 1996 Plan provides that certain options granted thereunder are intended to qualify as "incentive stock options" (ISO) within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The initial plan and subsequent amendments provided for authorization of up to 480,000 shares. Pursuant to the above described stock exchange offer on July 2, 1997, all options under the 1996 Plan were converted into shares of the Company at a rate of 3.4676 shares of Proformix, Inc. to 1 share of the Company.

     In September 1997, the Company adopted its 1997 Stock Incentive Plan ("the 1997 Plan"). The 1997 Plan provides that certain options granted thereunder are intended to qualify as "incentive stock options" (ISO) within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The initial plan and subsequent amendments provided for the grant of options for up to 1,000,000 shares. The purchase price per share of common stock deliverable upon exercise of each ISO shall not be less than 100% of the fair market value of the common stock on the date such option is granted. If an ISO is issued to an individual who owns, at the time of grant, more than 10% of the total combined voting power of all classes of the Company's common stock, the exercise price of such option shall be at least 110% of the fair market value of the common stock on the date of grant and the term of the option shall not exceed five years from the date of grant. The purchase price of shares subject to non-qualified stock options shall be determined by a committee established by the Board of Directors with the condition that such prices shall not be less than 85% of the fair market value of the common stock at the time of grant.

                     Proformix Systems, Inc. and Subsidiaries
                  Notes to the Consolidated Financial Statements

 STOCK OPTION PLANS (cont.)

                                                  Qualified and Non-Qualified
                                                Shares Under Option December 31,
                                               ---------------------------------
                                                    1997               1996
                                               ---------------    --------------
Outstanding, beginning of year                             --                 --
Granted during the year                               596,144                 --
                                               ---------------    --------------
Exercised during the year at $1.73 per share          (10,000)                --
                                               ---------------    --------------
Outstanding, end of year (at prices ranging
  from $1.73 to $4.50 per share)                      586,144                 --
                                               ===============    ==============
  Eligible, end of year for exercise (at
    prices ranging from $1.73 to $4.50
    per share)                                        283,144                 --
                                               ===============    ==============

At December 31, 1997, the weighted  average  exercise price and weighted average
remaining   contractual   life  is  $3.36  per  share  and  6  years  4  months,
respectively.

At December 31, 1997, there were 552,280 shares reserved for future grants.

WARRANTS
The Company issued common stock purchase warrants as follows:

                          Exercise
                  No. of  Price                                        Vesting
 Date of Grant    Shares  Per Share        Exercise Term                Rights
---------------   ------  --------- ------------------------------   -----------
                                         Start          Expiration
                                    --------------   ---------------

May 1, 1997       10,000  $4.00     May 1, 1997      April 30, 2000   Upon Issue
August 14, 1997   28,611   4.50     August 14, 1997  August 14, 1999  Upon Issue

At December 31, 1997, there were 38,611 shares eligible for exercise at prices ranging from $4.00 to $4.50 per share.

COMMITMENTS AND CONTINGENCIES

     Lease Agreement

         Proformix, Inc. leases its administrative offices and warehouse pursuant to a lease agreement dated November 1, 1993. which was extended on November 1, 1996. Such lease expires on October 31, 1999 and requires monthly payments of $5,974 from May 1, 1994 to October 31, 1996, $6,094 from November 1, 1996 to April 30, 1998 and $6,216 from
         May 1, 1998 to October 31, 1999. Ergonomics leases office space pursuant to a lease agreement dated November 1, 1997. Such lease expires November 1, 1998 and requires monthly payments of $600. Under such lease agreements, Proformix, Inc. and Ergonomics are required to make future minimum lease payments as follows (including Proformix, Inc.'s operating expenses which approximate $1,750 per month):

  Year Ending December 31,
  ------------------------

       1998                                              $     100,504
       1999                                                     79,660
                                                         -------------
             Total                                       $     180,164
                                                         =============

Included in general and administrative expenses is rent expense which amounted to $96,544 and $92,580 for the years ended December 31, 1997 and 1996, respectively.

                    Proformix Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

COMMITMENTS AND CONTINGENCIES, Continued

Litigation

     In October 1996, the Company entered into an agreement with a Latvian company to obtain certain financing. The Latvian company agreed to buy 700,000 pre-split shares of the Company's common stock for $500,000 and to additionally provide loan financing of $400,000, to be secured by 1,483,750 pre-split shares of stock owned by certain shareholders. Subsequent to the issue and transfer of the 2,183,750 pre-split shares, the Company learned that the agreed to funds were not provided and in February 1997, a lawsuit was filed as to ownership of the 2,183,750 pre-split shares (15,940 post-split) transferred. Since then, these shares have been enjoined by the United States District Court for the Northern District of California pending resolution. The Company is not aware of any further developments regarding this matter and expects a favorable outcome.

     Two lawsuits were instituted against Proformix, Inc. by a stockholder of Proformix, Inc.

     One suit asserts that the stockholder had a consulting agreement with Proformix, Inc. pursuant to which Proformix, Inc. had agreed to pay $125,000 a year for five years and that Proformix, Inc. has defaulted in performance of its obligations.

     The stockholder has also initiated suit along with other shareholder members of his family alleging damages because Proformix, Inc. acted inconsistent with the best interest of its stockholders. Other miscellaneous claims were asserted in that suit.

     It is Proformix, Inc.'s position that both of these suits are without merit, however, a verbal settlement had been reached with the plaintiffs in both cases pursuant to which all claims would be dismissed upon Proformix, Inc. making six monthly payments totaling $20,000 commencing November 1, 1997. This potential liability has been recorded by Proformix, Inc. No payments have yet been made by Proformix, Inc. since it has not received from the plaintiff's attorneys the necessary settlement documents. The settlement may also be contingent upon approval by a bankruptcy court since the stockholder has filed a petition of reorganization.

     An additional suit was bought against Proformix, Inc. by a claimant for legal fees. The suit was settled upon the agreement by the Company (guaranteed by an officer of the Company) to pay a total of $176,000 consisting of an initial payment of $20,000 and the balance in equal monthly installments of $6,500 each over a period of 24 months, commencing September 1, 1997. In addition, the Company and the officer agreed that in the event any payment was in default, they each would consent to judgement for the total legal fees demanded of $238,564 less any payments made to that point. The Company was not in default as of December 31, 1997.

Licensing Agreement

     On August 29, 1997, the Company signed a letter of intent to acquire Cornell Ergonomics ("Cornell") a software developer of a unique ergonomic assessment tool. This agreement was subsequently revised, on December 1, 1997, through a Software Distribution and Option Agreement whereby the Company obtained a two-year exclusive license to distribute and sub-license a certain software product. The Company also has the exclusive right, under certain circumstances, to purchase either the assets of Cornell or all of the issued and outstanding capital stock of Cornell.

                    Proformix Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

COMMITMENTS AND CONTINGENCIES, Continued

Employment Agreements

     In July of 1997 the Company entered into an employment agreement with Proformix, Inc.'s President, to serve as the Company's President and Chief Executive Officer for a period of five years. Base salary under the agreement is $108,000 per annum with annual increases determined by the Board of Directors. The agreement also calls a first year bonus of 140,000 shares of the Company's stock, and 200,000 shares in any year thereafter in which the Company's after tax net profits exceed $1,000,000 for each of its first three full fiscal years during the employment term beginning with calendar year 1998. Eligibility for benefit programs, with the exception of any key employee stock option plan, and a fully paid medical/hospitalization policy is provided under the agreement. The Company will also provide reimbursement of ordinary and necessary business expenses and a monthly car allowance. A noncompetition/nonsolicitation restriction applies for 36 months after termination of employment. The agreement provides for severance compensation equal to three months of base salary if employment is terminated by the Company for cause.

     The Vice President and Chief Financial Officer of Proformix, Inc. entered into an employment agreement on April 15, 1996. The agreement is for a term of three years expiring April 14, 1999. Pursuant to the terms of the agreement, the officer is to receive an annual salary of $100,000 subject to annual review by the Board of Directors with the first such review at September 1, 1996, and an annual bonus as determined by the Board. Pursuant to the agreement, Proformix, Inc. would pay the premiums on a $400,000 life insurance policy for the benefit of individuals designated by the officer. The agreement restricts the officer from competing with Proformix, Inc. for a period of two years after the termination of his employment under certain circumstances. The agreement provides for severance compensation to be determined pursuant to a formula established therein to be paid to the officer if his employment with Proformix, Inc. is not renewed upon expiration of the initial or any renewal term thereof, his employment is terminated by Proformix, Inc. other than as permitted by the agreement, or any successor to Proformix, Inc.after a change of control or other reorganization of Proformix, Inc. fails to assume the agreement.

Consulting Agreements

     On May 12, 1997, the Company's subsidiary Proformix, Inc. entered into a financial and marketing consulting agreement with Royal Capital, Inc. ("Royal"), whereby Royal would act as a consultant to the company. In consideration of such services, Royal was granted, in addition to other consideration, 2.4 million options to purchase common shares of Proformix, Inc. (equal to 692,122 recapitalized shares of the Company) or any succeeding or acquiring entity at exercise prices ranging from $1.04 to $5.62 per share of the Company. Through December 31, 1997 options to acquire 192,256 shares of the Company were exercised at a price of $1.04 per share. As of March 23, 1998, an aggregate of approximately $1,840,000 in additional equity has been raised pursuant to Royal's efforts.

     In December 1997 the Company started negotiations with Royal for the purpose of raising another $1,500,000 to $2,000,000 on terms similar to those of the May 1997 agreement.

     On May 12, 1997, the Company's subsidiary Proformix, Inc. entered into an agreement with a management consultant. In consideration of such services, whereby, in addition to other consideration, the consultant was awarded 150,000 stock options to Proformix Inc.'s common stock (equal to 43,258 shares of the Company of which 33,258 remain unexercised at December 31,
     1997).

                    Proformix Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

RELATED PARTY TRANSACTIONS

  Additional Remuneration

     In June 1997, an Executive Vice President of the Company received 75,000 shares of the common stock of Proformix, Inc., subsequently converted to 21,629 shares of the common stock of the Company, as additional remuneration.

     In September 1997, an officer of the Company received 60,000 shares of the common stock of the Company, as additional remuneration, pursuant to his employment agreement of July 18, 1997.

  Subscriptions Payable

     During July 1997 one of the Company's board members advanced the Company $100,000 as evidenced by two 8% promissory notes which were subsequently agreed to be converted to common shares pursuant to the filing of an Offering Memorandum offering shares pursuant to an exemption provided by Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended. The Company, however, decided not to consummate such offering, and instead pursued an offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, under which the notes will be converted to common shares and warrants. Pending completion of such transactions any funds received have been accounted for as subscriptions payable. During November and December 1997, one investor advanced the Company $175,000 which was to be used for the purchase of common stock pursuant to the filing of a Private Placement offering shares to qualified investors pursuant to an exemption provided by Regulation S promulgated under the Securities Act of 1933, as amended. Pending completion of such transaction, these funds have been accounted for as subscriptions payable. On January 26, 1998, 87,500 shares of common stock were issued to this investor.

MAJOR CUSTOMERS

     For the year ended December 31, 1997, the Company had a major customer, sales to which represented approximately 39% of the Company's revenues. The Company had an accounts receivable balance due from this customer of $156,710 at December 31, 1997. The loss of this customer would have a materially adverse effect on the Company.

MAJOR SUPPLIERS

     The Company owns all of the molding tools for the manufacture of the plastic components of its products. The Company subcontracts all of its manufacturing and some of its Company's assembly requirements to several companies within close proximity of the Company's facilities. Among them are one supplier which undertakes all of the injection-molding, and another supplier which manufactures most of the metal components of the Company's product lines. In the event that either of these two primary suppliers became unable or unwilling to provide such services to the Company, while potentially causing some delays or disruptions in the flow of materials, there are other comparable potential suppliers available which could be utilized in such an event. The Company's molds are insured for replacement, although they are made of steel and aluminum and are therefore at little risk for fire, smoke or water damage.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Cash, accounts receivable, accounts payable, accrued expenses, notes payable, long-term debt and capitalized lease obligations:

     The Carrying amount approximates fair value because of the short term maturity of these instruments.

                    Proformix Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

FAIR VALUE OF FINANCIAL INSTRUMENTS  (continued)

  Limitations

     Fair value estimates are made at a specific point in time, based on relevant information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

SUBSEQUENT EVENTS

  Formation of Proformix Software, Inc.

     On January 14, 1998, Proformix Systems, Inc. formed a new wholly owned subsidiary, Proformix Software, Inc. as a Delaware corporation.

  Acquisition of Rolina Corporation

     On February 2, 1998, Proformix Software, Inc., Proformix Systems, Inc., Rolina Corporation (a New Jersey corporation), and it's sole shareholder entered into an Agreement and Plan of Merger whereby Proformix Systems, Inc. acquired 100% of the outstanding stock of Rolina and merged Rolina into Proformix Software, Inc. The only material asset of Rolina were rights to certain ergonomic software packages known as "ErgoSentry" and "Surveyor", and associated customer lists.

  Changes in Key Personnel

     In January 1998, the President of the Company relinquished his position and became Chairman of the Company's Board of Directors. Simultaneously, the former Chairman of the Board of Directors of Royal Capital, Inc. assumed the President and CEO of Proformix Systems, Inc. and its subsidiaries.

     In February 1998, the Company's Executive Vice President resigned from his employment with the Company.

  Acquisition of Vanity Software Publishing Corp.

     On March 6, 1998, the Company executed a letter of intent, with Vanity to issue a tender offer for the outstanding stock of Vanity Software Publishing Corporation, a Canadian privately held firm. Vanity owns all rights to a certain ergonomic software package known as "ErgoBreak".

  Capital Raising Activities

     Between January 1, 1998, and April 15, 1998, the Company received an aggregate $2,837,000 in additional equity capital against issuance of 788,366 shares, including $2,562,000 in cash and $275,000 representing the conversion of subscription prepayments received prior to December 31, 1997. In addition, 250,000 shares were issued for consulting services. This additional capital and the cash flow generated by expected increases in sales are considered by management to be sufficient for the Company to meet its current and anticipated future obligations.