Form 10QSB
period 1998-03-31
PROFORMIX SYSTEMS INC
filed 1998-05-15
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For Quarter Ended March 31, 1998

                                       OR

               [ ]TRANSITION REPORT PURSUANT O SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

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

                                 Yes __X__ No __

      The number of shares of Registrant's Common Stock, $0.0001 par value, outstanding as of March 31, 1998, was 3,824,965 shares.

                    PROFORMIX SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - March 31, 1998                                                   3

         Consolidated Statements of Operations
          - Three months ended March 31, 1998 and 1997                       4

         Consolidated Statements of Cash Flows
          - Three months ended March 31, 1998 and 1997                       5

         Notes to Consolidated Financial Statements                        6-12

Item 2  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                13

PART II  -  OTHER INFORMATION                                              14-15

SIGNATURES                                                                  16

FINANCIAL DATA SCHEDULE                                                     17

PART I  - Item 1

                    PROFORMIX SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                  March 31, 1998
                                                                  --------------
ASSETS
     Current Assets
     Cash .....................................................     $     5,246
     Accounts receivable, net of allowance for
     doubtful accounts of 27,038 ..............................         734,923
     Inventories ..............................................         216,641
Prepaid expenses ..............................................         826,357
                                                                    -----------
        Total Current Assets ..................................       1,783,167
     Property, plant and equipment ............................         470,217
     Acquired software assets .................................       1,133,567
     Other assets .............................................          99,698
                                                                    -----------
TOTAL ASSETS ..................................................     $ 3,486,649
                                                                    ===========
LIABILITIES AND STOCKHOLDERs' EQUITY
LIABILITIES
     Accounts payable and accrued expenses ....................     $ 1,414,181
     Dividends payable ........................................          29,250
     Prepayments received .....................................         100,000
     Loans and notes payable ..................................       1,521,579
     Current maturities long-term debt ........................         394,081
     Current maturities lease obligations .....................           8,589
                                                                    -----------
        Total Current Liabilities .............................       3,467,680
     Long-term debt, less current portion .....................       1,643,210
     Lease obligations, less current portion ..................          17,975
                                                                    -----------
TOTAL LIABILITIES .............................................       5,128,865

STOCKHOLDERs' EQUITY
     Preferred Stock Ser.A, $0.01 par value,
     3,000,000 shares authorized,  0 and
     100,000 shares issued and outstanding ....................            --
     Cumulative Preferred Stock, $0.001 par value,
     10 shares issued and outstanding .........................               0
     Common Stock, $0.0001 par value, 30,000,000 shares
     authorized, 3,824,965 issued and outstanding .............             383
     Contributed capital ......................................         263,250
     Additional paid-in capital ...............................       4,979,543
     Accumulated deficit ......................................      (6,885,392)
                                                                    -----------
TOTAL STOCKHOLDERs' EQUITY (DEFICIT) ..........................      (1,642,216)
                                                                    -----------
TOTAL LIABILITIES AND EQUITY ..................................     $ 3,486,649
                                                                    ===========

                 See notes to consolidated financial statements

                    PROFORMIX SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                       1998            1997
                                                       ----            ----
Revenues .....................................     $ 1,012,418      $   582,263
     Cost of Goods Sold ......................         491,737          263,940
                                                   -----------      -----------
Gross Profit .................................         520,681          318,323
     Selling expenses ........................         299,197          284,654
     General & administrative expenses .......         448,503          349,779
                                                   -----------      -----------

Operating Income (Loss) ......................        (227,019)        (316,110)
     Miscellaneous income ....................               0                0
     Interest expense (net) ..................         (80,717)         (87,192)
     Miscellaneous expenses ..................               0                0
                                                   -----------      -----------
Non-Operating Income (Expenses) ..............         (80,717)         (87,192)
                                                   -----------      -----------
Net Loss .....................................     $  (307,736)     $  (403,302)
                                                   ===========      ===========
Loss per Common Share ........................     $     (0.09)     $     (0.37)
                                                   ===========      ===========
Weighted Average Number of
     Common Shares Outstanding ...............       3,361,736        1,086,530

                 See notes to consolidated financial statements

                    PROFORMIX SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                       1998           1997
                                                       ----           ----

Cash Flows from Operating Activities
     Net income (loss) .........................   $  (307,736)   $  (403,302)
     Adjustments to net income (loss)
        Depreciation and Amortization ..........        50,889         24.784
     Decreases (increases) in Assets
        Accounts receivable ....................      (420,431)       254,903
        Inventories ............................        39,860          7,135
        Prepaid advertising ....................      (750,000)             0
        Prepaid expenses .......................       (28,753)        17,022
        Other assets ...........................             0            472
     Increases (decreases) in Liabilities
        Accounts payable and accrued expenses ..         5,605        127,361
                                                   -----------    -----------
Net Cash Provided (Used) by Operating Activities    (1,410,566)        28,375

Cash Flows from Investing Activities
     Rolina acquisition ........................    (1,152,780)             0
     Capital expenditures ......................       (72,484)        (7,593)
                                                   -----------    -----------
Net Cash Provided (Used) by Investing Activities    (1,225,264)        (7,593)

Cash Flows from Financing Activities
     Proceeds from notes payable ...............       225,000              0
     Conversion of equity subscriptions ........      (175,000)             0
     Repayment of notes ........................       (20,000)        (5,000)
     Repayment of long-term debt ...............       (58,250)       (15,000)
     Issuance of common stock ..................     2,664,780              0
                                                   -----------    -----------
Net Cash Provided (Used) by Financing Activities     2,636,530        (20,000)
Net Increase (Decrease) in Cash ................           700            782
Cash at Beginning of Period ....................         4,546          1,507
                                                   -----------    -----------
Cash at End of Period ..........................   $     5,246    $     2,289
                                                   ===========    ===========

                 See notes to consolidated financial statements

                    PROFORMIX SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

BACKGROUND

    Proformix Systems, Inc. (the "Company" or "Proformix") was incorporated as a Delaware corporation on April 19, 1988 under the name "Fortunistics, Inc.", subsequently changed to "Whitestone Industries, Inc." ("Whitestone").

    On July 2, 1997, the Company submitted a stock exchange offer to the shareholders of Proformix, Inc., a Delaware corporation. Prior to this stock exchange, the Company spun off the shares of its wholly owned subsidiary Golden Bear Entertainment Corporation to its then current shareholders in the form of a stock dividend. This distribution effectively eliminated all assets and liabilities from the books of the Company prior to the acquisition of Proformix, Inc.

    The exchange offer to the Proformix, Inc. shareholders called for the exchange of the common stock in Proformix, Inc. into newly to be issued common stock of Whitestone at the rate of 3.4676 shares of Proformix, Inc. common stock to 1 share of Whitestone common stock, and to holders of Proformix Cumulative Preferred Stock, to exchange their shares into newly to be issued Cumulative Preferred Stock of Whitestone at the rate of 1 to 1. Holders of approximately 97% of Proformix, Inc. common stock have agreed to the stock exchange and tendered their common shares in exchange for Whitestone common shares. The remaining 3% of Proformix, Inc. stockholders hold a minority interest which is valued at $0.

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

    Concurrent with the stock exchange offer, the Company changed its name to Proformix Systems, Inc. Proformix designs, manufactures, markets and distributes ergonomically designed computer keyboard trays, peripheral items and accessories (together, a "Keyboarding System") designed to alleviate and prevent certain health problems believed to be related to the use of computers. Proformix also markets a unique proprietary software suite under the name EMS(TM) which represents a comprehensive ergonomic-based productivity solution developed to train people working on computers, monitor computer-use related activities and evaluate a user's risk exposure and propensity towards injury or loss of effectiveness in connection with his/her day-to-day work.

    Proformix Inc.'s wholly owned subsidiary, Corporate Ergonomic Solutions, Inc. ("Ergonomics") was incorporated in the State of New Jersey during October 1992. Ergonomics, which commenced operations in September 1997, was formed primarily to market Proformix's products. Prior to that, its operations had not been significant.

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

  Depreciation and Amortization

    Property, plant and equipment are recorded at cost. Certain molds were being depreciated using the units of production method based upon an estimated useful life of 300,000 units. Depreciation on equipment, furniture and fixtures and leasehold improvements is computed on the straight line method over the estimated useful lives of such assets between 5-10 years. Maintenance and repairs are charged to operations as incurred.

    System design costs are amortized on a straight-line basis over an estimated useful life of 10 years. Organization costs and deferred finance charges are amortized using the straight line method over a period of 4-5 years.

    Capitalized software assets are depreciated on a straight-line basis over an estimated useful life of 10 years (see "Acquisition of Rolina Corporation").

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

    taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. The benefit for income taxes has been offset entirely by a valuation allowance against the related deferred tax asset.

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

ACQUISITION OF ROLINA CORPORATION

    On February 2, 1998, Proformix Software, Inc., Proformix Systems, Inc., Rolina Corporation (a New Jersey corporation), and its sole shareholder entered into an Agreement and Plan of Merger whereby Proformix Systems, Inc. acquired 100% of the outstanding stock of Rolina and merged Rolina into Proformix Software, Inc. The only material asset of Rolina were rights to certain ergonomic software packages known as "ErgoSentry" and "Surveyor", and associated customer lists. These assets were capitalized at a value equal to the amounts paid in cash and notes - together $375,000 - plus the fair market value at the time of the transaction of 155,556 new and restricted shares of the common stock of the Company issued to the former Rolina principal, for a total amount of $1,152,780. While management believes this amount to be fair value for the assets thus acquired, it will move to obtain an independent appraisal of the value of such assets. Should this appraisal result in an assessment lower than the currently capitalized value, a portion thereof will be reclassified in the books of the Company as goodwill.

    In addition, the Company issued to Rolina's sole shareholder common stock purchase options for the purchase of an aggregate 250,000 shares at prices ranging from $4.04 to $5.00, and also entered into an agreement to repurchase, under certain circumstances, the 155,556 shares mentioned first above, or portions thereof (see "Commitments and Contingencies").

PREPAID EXPENSES

    Prepaid expenses include a position of $750,000 resulting from an agreement in February 1998 with BNN Business News Network Inc., a nationwide media advertising and radio network company, whereby the Company purchased advertising time on the Business News Network's broadcasts, usable over a period of three years and aggregating $900,000 in retail value, against issuance of 150,000 new and restricted common shares. The services purchased were capitalized at the fair market value of the stock issued, for a total of $750,000. The resulting asset will be amortized as utilized, over the timeframe of next three years.

                    Proformix Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

LOANS AND NOTES PAYABLE

Proformix, Inc. had borrowings under short term loan agreements with the following terms and conditions at March 31, 1998:

    On April 17, 1997,  Proformix,  Inc. issued a $316,849 one-year
    5%  promissory  note to a  private  investor  in  exchange  for retiring other promissory notes and the repayment of a past due
    subordinated   debenture  with  the  face  value  of  all  such
    obligations to third parties  equaling the 5% $ 316,849 note to
    that investor.                                                     $ 316,849

    Pursuant to five  promissory  notes signed  throughout 1995 and
    1996,  several investors  advanced  Proformix,  Inc. a total of
    $190,000 payable upon demand with interest at 12% per annum.         125,000

    On December 4, 1996, Proformix, Inc. repurchased 500,000 shares of its common  stock and  retired  same  against  issuance of a promissory  note  maturing  twelve months  thereafter  accruing interest at 5% per annum and due December 4, 1997. This note is overdue at December 31, 1997 and no demand for payment has been
    made through May 14, 1998.                                            75,000

    Pursuant  to a  promissory  note dated  January  22,  1996,  an officer of the Company advanced  $64,730,  of which $10,000 has been  repaid as per March 31,  1998.  The sum of $54,730 is due
    upon demand and accruing interest at the rate of 12% per annum.       54,730

    Line of  credit  extended  by  Carnegie  Bank on March 4,  1996 amounting  to  $250,000  due to be repaid  March 4, 1997 unless demanded  earlier  accruing  interest at the prime rate plus 2%
    per annum  with the prime  rate  defined  as quoted by the Wall
    Street Journal.  The agreement  requires that the line shall be completely out of debt for at least one thirty  consecutive day period  annually and is  collateralized  by all the  inventory, accounts receivable, equipment,  and  financial instruments  of
    Proformix, Inc. This obligation is overdue as of March 31, 1998
    and no demand for payment has been made through May 14, 1998.        250,000

    Pursuant to a promissory note dated November 17, 1997, accruing interest at 12% per annum,  an investor,  who was a consultant, advanced  the  Company  $50,000,  a  portion  of which  remains outstanding  as of March 31, 1998.  The note bears  interest at
    12% and is due  January 7, 1998.  This note was not paid on the scheduled due date but has been  extended  pursuant to a verbal
    agreement.                                                            25,000
                                                                       ---------
               Total                                                   $ 846,579
                                                                       =========

LOANS AND NOTES PAYABLE  (Proformix Systems, Inc.)
    Pursuant to the Acquisition  Agreement with Rolina Corporation, a portion  of the cash  payments  are to be made on a  deferred payment schedule,  between June and September 1998. At present,
    the outstanding balance under this arrangement is                  $ 225,000
                                                                       =========

NOTES PAYABLE FROM PRIVATE PLACEMENT OFFERING

    During  February  through June 1995, an  underwriter  acting as placement  agent  offered  on behalf of  Proformix,  Inc.  in a private  offering a minimum of five (5) and a maximum of twenty
    (20)  units,  resulting  in  the  placement  of  $1,600,000  in promissory  notes, all of which are outstanding as of March 31,
    1998, and 160,000 shares of Proformix,  Inc.  common stock.  In
    May 1997 a restructuring  agreement caused the reclassification of  $1,150,000  of these notes to long-term  debt.  These notes were  extended  and  modified to (i) mature by April 30,  2000,
    (ii) change  interest  rates from 12% to 8%, (iii)  convert all interest  accrued  until  April 30,  1997 into shares of common stock of  Proformix,  Inc. and (iv) paying  future  interest in cash an a quarterly basis. One such note, however, for $100,000 was still being negotiated for purchase and restructuring as of
    March 31,  1998.  The  remaining  $450,000 of  non-restructured notes are shown in current liabilities and are in default as of
    March 31, 1998                                                    $1,600,000
                                                                      ==========

              Proformix Systems, Inc. and Subsidiaries
                 Notes to the Financial Statements

LONG-TERM DEBT

    Long-term debt as of December 31, 1997 is comprised of the following:

    Pursuant  to  a  promissory  note  signed  on  July  28,  1993,
    Proformix,  Inc. borrowed a total of $1,000,000  repayable with interest at 2% above the lending  institutions'  prime  lending
    rate.  On  March  4,  1996,  Proformix,   Inc.  refinanced  the
    repayment  of its  long-term  debt.  The  remaining  balance of
    $663,888 is payable  with fixed  principal  payments of $15,000 plus interest at Wall Street Journal prime plus 2%. Payments of all principal,  interest and other related expenses continue to
    be   guaranteed   by  an  officer  of  the   Company   who  has
    collateralized  this  obligation  with  $225,000  consisting of marketable  securities  and/or  certificates  of deposit.  Such marketable  securities with a value of $242,951 have been taken by the lending institution as collateral. In addition, the loan remains  guaranteed  by the NJEDA  which will  assume an amount equal to seventy-five percent of the then outstanding principal amount upon an event of default.  In February 1997,  Proformix,
    Inc.  requested and obtained a 3 months  deferment on principal payments.  In May 1997,  Proformix,  Inc.  requested  another 3 month deferment for principal  payments as to which it obtained approval,  subject to repayment of the  remaining  principal at the earlier of (a) the receipt by Proformix, Inc. of new equity
    in an amount no less than $1,500,000 or (b) June 30, 1998.       $   633,888

    Note  payable to an officer of the  Company  issued in place of accrued  royalties,  principal  due  April  14,  1998  accruing
    interest at a rate of 5% per annum.                                  111,007

    Discounted  present  value of a  non-interest  bearing  $70,000 settlement with a former investor of Proformix, Inc. to be paid in 24 equal  monthly  payments  commencing  July 1,  1997.  The imputed  interest  rate  used to  discount  the  note is 8% per
    annum.                                                                40,567

    Discounted  present value of a  non-interest  bearing  $176,000 settlement with former counsel of Proformix, Inc. to be paid in
    24 monthly payments  commencing  September 1, 1997. The imputed
    interest rate used to discount the note is 8% per annum.             101,829
                                                                     -----------
          Total                                                          887,291
              Less current maturities                                    394,081
                                                                     -----------
              Long-term debt, net of current maturities              $   493,210
                                                                     ===========

              Proformix Systems, Inc. and Subsidiaries
           Notes to the Consolidated Financial Statements

COMMITMENTS AND CONTINGENCIES

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

  Put Option pursuant to Rolina  Agreement and Plan of Merger

    In connection with the February 2, 1998, Merger Agreement for the purchase of Rolina Corporation, the Company issued 155,556 shares of its common stock to the former principal of Rolina. Pursuant to the terms of this Agreement, the Company issued a Common Stock Put Option which if exercised by the holder during a 90 day time period beginning two years after the date of the Agreement, would require the Company to purchase the above common stock at the price of $2.41 per share.

  Acquisition of Vanity Software Publishing Corporation

    On March 6, 1998, the Company executed a letter of intent, to offer a block of the Company's stock for the outstanding stock of Vanity Software
    Publishing Corporation, a Canadian privately held firm. Vanity owns all rights to a certain ergonomic software package known as "ErgoBreak". The letter of intent was subsequently modified to reflect the Company's intention to acquire all of the assets, subject to certain liabilities of Vanity Software Publishing Corporation, against issuance of 224,000 shares of the common stock of the Company and warrants to purchase an additional 224,000 shares at a price of $5.00 per share. The Vanity transaction was consummated after the end of the first quarter. (see "Subsequent Events").

  Employment Agreements

    Pursuant to the Rolina Agreement, the Company on February 2, 1998, entered into a five year employment agreement with the former principal of Rolina whereby it employs him in the capacity as president of its software operations. The agreement, among other things, calls for a minimum annual salary of $120,000.

    On February 16, 1998, the Company entered into a five year employment agreement with a former associate of Rolina whereby it employs him in the capacity as development manager for its software operations. The agreement, among other things, calls for a minimum annual salary of $80,000.

RELATED PARTY TRANSACTIONS

  Subscriptions Payable

    During July 1997 one of the Company's board members advanced the Company $100,000 as evidenced by two 8% promissory notes. It was subsequently agreed that the notes would be converted to common shares which were to be offered privately pursuant to an exemption provided by Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended. The Company, however, decided not to consummate such offering, and

                    Proformix Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

    instead the shares were offered under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended, under which the notes will be converted to common shares and warrants. Pending completion of such transactions, any funds received have been accounted for as subscriptions payable.

  MAJOR CUSTOMERS

    For the quarter ended March 31, 1998, the Company had a major customer, sales to which represented approximately 59% of the Company's revenues. The loss of this customer would have a materially adverse effect on the Company, at least in the short term.

  CHANGES IN KEY PERSONNEL

    In January 1998, Michael Martin, the CEO and Chairman of the Company's Board of Directors recommended to the Board that the position of CEO be held by a separate individual. Accordingly, Jerry Swon, the former Chairman of the Board of Directors of Royal Capital, Inc. became President and CEO of Proformix Systems, Inc. and its subsidiaries.

    In February 1998, John Perry, the Company's Executive Vice President, resigned his position with the Company.

  SUBSEQUENT EVENTS

    Asset Purchase Agreement with Vanity Software Publishing Corporation

    On April 30, 1998, the Company signed an agreement to acquire all of the assets, subject to the assumption certain liabilities of Vanity Software Publishing Corporation, in exchange for 224,000 shares of the common stock of the Company and warrants to purchase an additional 224,000 shares at a price of $5.00 per share. The liabilities assumed by the Company, all payable in cash at the time of closing, total approximately US$ 150,000. The transaction meets the requirements of pertinent Canadian laws governing the sale of Canadian businesses. The closing took place in the first week of May, 1998.

    The major asset of Vanity Software Publishing Corporation is a proprietary ergonomic software package sold under the name ErgoBreak(TM) which the Company plans to integrate into its own software products suite marketed under the EMS(TM) label.

  Capital Raising Activities

    Between April 1, 1998, and May 12, 1998, the Company received an aggregate $1,550,000 in additional equity capital through the private sale of 387,500 shares of its common stock. In addition, 500,000 shares were issued for consulting services. This additional capital and the cash flow generated by expected increases in sales are considered by management to be sufficient for the Company to meet its current and anticipated future obligations.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Revenues during the quarter ended March 31, 1998, totaled $1,012,418, a 74% increase over the same period a year ago.(1) Selling expenses amounted to $299,197 compared to $284,654 during the same period last year, while general and administrative expenses increased from $349,779 for the first quarter in 1997 to $448,503 this year. The relatively large increase in G&A expenses is attributable to the ongoing program of repositioning the Company towards a technological enterprise capable of delivering overall integrated solutions to the commercial market for ergonomic risk complexes and productivity enhancements in the office environment, encompassing both hardware and software. These increases are expected to continue into the second and third quarters. The operating result for the quarter ended March 31, 1998, was a loss of $227,019, compared to a loss of $316,110 for the same period a year ago. The net loss for the quarter was $307,736 or $0.09 per share, which compares to a net loss of $403,302 or $0.11 per share for the same quarter a year ago.

The Company is currently introducing to the market its new Proformix EMS(TM) suite of software products which complement its patented keyboarding systems. This unique product is the first integrated suite of software tools that provides a complete compliance system for evaluation and management of ergonomic risk factors in the workplace. The software also provides a unique and effective productivity tool that can make a verifiable difference in any company's bottom line. In marketing this product, the Company directs its primary marketing focus towards medium to large national companies which are believed to be more cognizant of the increasing health risks to office personnel, and of their potential exposure resulting from repetitive stress injuries arising out of the use of computers. This package enables a company to not only address the issue of health risks involving employees and to minimize resulting potential liabilities, but delivers a powerful tool to increase overall productivity.

The sales cycle for larger projects involving software related products is relatively long, and the new products therefore are not expected to yield significant new revenues before later in this fiscal year. Management however expects its core keyboarding systems business to show further increases in revenues during the upcoming quarters.

Liquidity and Capital Resources

During the first quarter in 1998 the Company has received a total of $1,137,000 in new equity capital, of which $962,000 was received in cash, and $175,000 from the closing of certain equity subscriptions where funds had actually been received prior to December 31, 1997. At May 12, 1998, an additional $1,550,000 in funding has been received.

These cash infusions permitted the Company to finance both a considerable expansion of overall business activity and the resultant increase in receivables as well as the acquisition of certain proprietary software assets which are considered crucial by management for the Company's medium- to long-term profitability see "Acquisition of Rolina Corporation" in the footnotes to Financial Statements. The equity additions from private placements, the Rolina acquisition, and the BNN transaction (see section "Prepaid Expenses" in "Notes to Financial Statements") significantly improved the Company's balance sheet. The working capital deficit which stood at $2,806,682 on December 31, 1997, decreased to $1,684,513 at March 31, 1998. A significant further improvement took place during April when the Company received an additional cash infusion of amounts in excess of $1.5 million from new private equity placements.

--------
  (1) Comparisons herein are based on the Company versus Proformix, Inc.

PART  II  -  OTHER INFORMATION

Item 1   LEGAL PROCEEDINGS

      In November 1996, Proformix, Inc. became the subject of two lawsuits instituted by a shareholder and members of his family. One suit alleged breach of contract and was seeking damages of $1,250,000. The other suit alleged that plaintiff and members of his family have been damaged because the company did not act in the best interest of its shareholders in failing to enter into a merger with an entity named Regency, Affiliates. It is the Company's position that both of these suits were without merit. However, in order to save time and management resources the Company agreed to a settlement with the plaintiffs in both cases pursuant to which the claims will be dismissed against payment by the Company of $20,000.

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

Item 2   CHANGES IN SECURITIES

During the first quarter of 1998 and through May 12, 1998, the Company issued the following unregistered securities:

      (i) 150,000 shares of Common Stock to an entity which provides a platform for advertising the Company's products. The Company received as consideration advertising credits equivalent to $900,000 in retail value. The issuance of the aforesaid shares was made pursuant to Section 4(2) of the Securities Act;

      (ii) 50,000 shares of Common Stock at a purchase price of $2.00 per share to an individual. The Company issued the aforesaid shares pursuant to Section 4(2) of the Securities Act.

      (iii) 4,758 shares of Common Stock to Proformix, Inc. shareholders pursuant to the Company's acquisition of Proformix, Inc. and its subsequent exchange offer to Proformix, Inc. shareholders. The Company issued these shares pursuant to Section 4(2) of the Securities Act;

      (iv) 100,644 shares of Common Stock to Royal Capital, Inc. pursuant to Royal's exercise of a stock option at $1.7338 per share. The stock option was granted for services rendered, and the shares were issued pursuant to Section 4(2) of the Securities Act;

      (v) 1,353,000 shares of Common Stock issued to foreign entities, thereby raising $2,412,000 in gross proceeds, pursuant to Regulation S of the Securities Act;

      (vi) 155,556 shares of Common Stock pursuant to Section 4(2) of the Securities Act, to the principal of Rolina Corporation in the course of that entity's acquisition by the Company.

Item 3   DEFAULTS ON SENIOR SECURITIES - None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF
         SECURITIES' HOLDERS - None

Item 5   OTHER INFORMATION - None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PROFORMIX SYSTEMS, INC.

Date:   May 13, 1998               By: /s/ Jerry Swon
                                           -------------------------------------
                                           Jerry Swon
                                           President and Chief Executive Officer