Form 10QSB
period 1998-06-30
PROFORMIX SYSTEMS INC
filed 1998-08-18
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For Quarter Ended June 30, 1998

                                       OR

              [ ] TRANSITION REPORT PURSUANT O SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

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

                                 Yes __x__    No _____

      The number of shares of Registrant's Common Stock, $0.0001 par value, outstanding as of June 30, 1998, was 4,971,982 shares.

                    PROFORMIX SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - June 30, 1998                                                    3

         Consolidated Statements of Operations
          - Three and six months ended June 30, 1998 and 1997                4

         Consolidated Statements of Cash Flows
          - Six months ended June 30, 1998 and 1997                          5

         Notes to Consolidated Financial Statements                         6-12

Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         13-14

PART II  -  OTHER INFORMATION                                              15-16

SIGNATURES                                                                  17

PART I  - Item 1

                    PROFORMIX SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                  June 30, 1998
ASSETS
     Current Assets
     Cash .....................................................     $     3,016
     Accounts receivable, net of allowance for
     doubtful accounts of 32,315 ..............................       1,251,054
     Inventories ..............................................         288,670
     Prepaid advertising ......................................         776,550
     Other prepaid expenses ...................................          13,669
                                                                    -----------
        Total Current Assets ..................................       2,332,959
     Property, plant and equipment ............................         507,038
     Acquired software assets .................................       2,335,389
     Other assets .............................................         118,740
                                                                    -----------
TOTAL ASSETS ..................................................       5,294,126
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Accounts payable and accrued expenses ....................       1,411,342
     Dividends payable ........................................          31,500
     Loans and notes payable ..................................       1,306,579
     Current maturities long-term debt ........................         394,081
     Current maturities lease obligations .....................           8,589
                                                                    -----------
        Total Current Liabilities .............................       3,152,091
     Long-term debt, less current portion .....................       1,572,876
     Lease obligations, less current portion ..................          17,975
                                                                    -----------
TOTAL LIABILITIES .............................................       4,742,942

STOCKHOLDERS' EQUITY
     Preferred Stock Ser.A, $0.01 par value, 3,000,000
     shares authorized,  0 and 100,000 shares issued and
     outstanding ..............................................              --
     Cumulative Preferred Stock, $0.001 par value, 2,500
     shares authorized, 10 shares issued and outstanding ......               0
     Common Stock, $0.0001 par value, 30,000,000 shares
     authorized, 4,971,982 issued and outstanding .............             497
     Contributed capital ......................................         283,500
     Additional paid-in capital ...............................       7,785,531
     Accumulated deficit ......................................      (7,518,344)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ..........................         551,184
                                                                    -----------
TOTAL LIABILITIES AND EQUITY ..................................     $ 5,294,126
                                                                    ===========

                 See notes to consolidated financial statements

                    PROFORMIX SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three Months Ended          Six Months Ended
                                                      June 30,                    June 30,
                                                1998          1997           1998           1997
                                            -----------    -----------    -----------    -----------
Revenues ................................   $ 1,429,075    $ 1,063,323    $ 2,441,493    $ 1,645,586
     Cost of Goods Sold .................       703,391        432,756      1,195,128        696,696
                                            -----------    -----------    -----------    -----------
Gross Profit ............................       725,684        630,567      1,246,365        948,890
     Selling expenses ...................       552,412        342,616        851,609        627,270
     General & administrative expenses ..       675,416        326,129      1,123,919        675,908
                                            -----------    -----------    -----------    -----------
Operating Income (Loss) .................      (502,144)       (38,178)      (729,163)      (354,288)
     Miscellaneous income ...............           333              0            333              0
     Interest expense (net) .............       (98,640)       (82,131)      (179,357)      (169,323)
     Miscellaneous expenses .............       (10,000)        (5,000)       (10,000)        (5,000)
                                            -----------    -----------    -----------    -----------
Non-Operating Income (Expenses) .........      (108,307)       (87,131)      (189,024)      (174,323)

Total Net Loss ..........................   $  (610,451)    $ (125,309)   $  (918,187)   $  (528,611)
                                            ===========    ===========    ===========    ===========

Net Loss per Common Share ...............   $     (0.12)   $     (0.08)   $     (0.22)   $     (0.40)
                                            ===========    ===========    ===========    ===========
Weighted-Average Number of
     Common Shares Outstanding ..........     4,960,143      1,549,184      4,203,492      1,317,857


                 See notes to consolidated financial statements

                    PROFORMIX SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      Six Months Ended June 30,
                                                         1998           1997
                                                     -----------    -----------
Cash Flows from Operating Activities
     Net income (loss) ...........................   $  (918,187)   $  (528,611)
     Adjustments to net income (loss)
        Depreciation and Amortization ............       144,891         53.076
     Decreases (increases) in Assets
        Accounts receivable ......................      (936,562)        55,659
        Inventories ..............................      (232,169)        20,900
        Prepaid advertising ......................      (776,550)             0
        Prepaid expenses .........................        33,935          8,369
        Other assets .............................           450            474
     Increases (decreases) in Liabilities
        Accounts payable and accrued expenses ....       202,765        (32,973)
                                                     -----------    -----------
Net Cash Provided (Used) by Operating Activities .    (2,481,427)      (423,106)

Cash Flows from Investing Activities
     Rolina & Vanity acquisitions ................    (2,404,280)             0
     Investment Input Technologies ...............       (25,776)             0
     Capital expenditures ........................      (147,345)       (41,655)
                                                     -----------    -----------
Net Cash Provided (Used) by Investing Activities .    (2,577,401)       (41,655)

Cash Flows from Financing Activities
     Proceeds from notes payable .................       225,000        101,849
     Conversion of equity subscriptions ..........      (275,000)             0
     Repayment of notes ..........................      (235,000)       (50,000)
     Repayment of long-term debt .................      (128,584)       (30,000)
     Change in subordinated debenture ............             0       (101,849)
     Issuance of common stock ....................     5,470,882        544,870
                                                     -----------    -----------
Net Cash Provided (Used) by Financing Activities .     5,057,298        464,870
Net Increase (Decrease) in Cash ..................        (1,530)           109
Cash at Beginning of Period ......................         4,546          1,507
                                                     -----------    -----------
Cash at End of Period ............................   $     3,016    $     1,616
                                                     ===========    ===========

                 See notes to consolidated financial statements

                    PROFORMIX SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

BACKGROUND

     Proformix Systems, Inc. (the "Company" or "Proformix") was incorporated as a Delaware corporation on April 19, 1988 under the name "Fortunistics, Inc.", subsequently changed to "Whitestone Industries, Inc."(Whitestone).

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

     Proformix develops, manufactures and markets ergonomically designed computer keyboard trays, peripheral items and accessories (together, a "Keyboarding System") designed to alleviate and prevent certain health problems believed to be related to the use of computers. Proformix also markets a unique proprietary software suite under the name EMS(TM) which represents a comprehensive ergonomic-based productivity solution developed to train people working on computers, monitor computer-use related activities and evaluate a user's risk exposure and propensity towards injury or loss of effectiveness in connection with his/her day-to-day work.

     Proformix Inc.'s wholly owned subsidiary, Corporate Ergonomic Solutions, Inc. (Ergonomics) was incorporated in the State of New Jersey during October 1992. Ergonomics, which commenced operations in September 1997, was formed primarily to market Proformix's products. To date, its operations have not been significant.

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

          Capitalized   acquired   software   assets   are   depreciated   on  a
          straight-line basis over an estimated useful life of 10 years (see "Acquisition of Vanity Software Publishing Corporation").

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

     Net Loss Per Share
          Net loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share", is computed by dividing net loss by the weighted-average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive.

     Revenue Recognition
          Revenue  from  product  sales is  recognized  at the time of  shipment
          provided  that  the  resulting   receivable  is  deemed   probable  of
          collection.

ACQUISITION OF VANITY SOFTWARE PUBLISHING CORPORATION

          On April 30, 1998, the Company signed an agreement to acquire all of the assets, subject to the assumption of certain liabilities, of Vanity Software Publishing Corporation, in exchange for 224,000 shares of the common stock of the Company and warrants to purchase an additional 224,000 shares at a price of $5.00 per share. The liabilities assumed by the Company, net of certain other assets, totaled $131,500 and have been paid at time of closing during the first week of May, 1998.

          The major asset of Vanity Software Publishing Corporation is a proprietary ergonomic software package sold under the name ErgoBreak(TM) which the Company is integrating into its own software products suite marketed under the EMS(TM) label. This asset was capitalized at a value equal to the net amounts paid in cash - together $131,500 - plus the fair market value at the time of the transaction of 224,000 new and restricted shares of the common stock of the Company issued to Vanity Software Publishing Corporation, for a total amount of $1,251,500. While management believes this amount to be fair value for the assets thus acquired, it will move to obtain an independent appraisal of the value of such assets. Should this appraisal result in an assessment lower than the currently capitalized value, a portion thereof will be reclassified in the books of the Company as goodwill.

PREPAID EXPENSES

          Prepaid expenses include a position of $750,000 resulting from an agreement in February 1998 with BNN Business News Network Inc., a nationwide media advertising and radio network company , whereby the Company purchased advertising time on the Business News Network's broadcasts , usable over a period of three years and aggregating $900,000 in retail value, against issuance of 150,000 new and restricted common shares. The services purchased were capitalized at the fair market value of the stock issued, for a total of $750,000. The resulting asset will be amortized as utilized, over the timeframe of the next three years.

                    Proformix Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

INVESTMENT IN INPUT TECHNOLOGIES L.L.C.

          Pursuant to verbal agreement-in-principle and subject to negotiation and execution of a final agreement the Company will acquire a 20% equity interest in Input Technologies LLC, a privately held Colorado Limited Liability Company, against payment of an aggregate $60,000 or delivery of product at wholesale prices in the same amount, or a combination thereof. At the time of this submission, the investment has substantially been completed. In accordance with a Distributor Agreement which is being negotiated in parallel, Input Technologies LLC will act as a stocking master distributor for the Company's products, in certain areas of the western United States.

                    Proformix Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

LOANS AND NOTES PAYABLE
Proformix, Inc. had borrowings under short term loan agreements with the following terms and conditions at June 30, 1998:

     On April 17, 1997, Proformix, Inc. issued a $316,849 one-year 5% promissory note to a private investor in exchange for retiring
     other   promissory   notes  and  the  repayment  of  a  past  due
     subordinated   debenture   with  the  face   value  of  all  such
     obligations  to  third  parties  equaling  the 5%  note  to  that investor. No demand for payment has been made through the date of
     this submission.                                                  $ 316,849

     Pursuant to three  promissory  notes signed  throughout  1995 and
     1996,  an investor  advanced  Proformix,  Inc. a total of $90,000
     payable upon demand with interest at 12% per annum.                  90,000

     On December 4, 1996,  Proformix,  Inc. repurchased 500,000 shares of its  common  stock and  retired  same  against  issuance  of a
     promissory  note  maturing  twelve  months  thereafter   accruing
     interest at 5% per annum and due  December 4, 1997. No demand for
     payment has been made through the date of this submission.           75,000

     Pursuant to a promissory  note dated January 22, 1996, an officer of the Company advanced 64,730, of which $40,000 have been repaid as per June 30,  1998.  The balance of $24,730 is due upon demand and  accruing  interest at the rate of 12% per annum. The balance of $64,730 is due upon demand and accrues interest at the rate of
     12% per annum.                                                       24,730

     Line of  credit  extended  by  Carnegie  Bank on  March  4,  1996 amounting  to  $250,000  due to be repaid  March 4, 1997,  unless demanded earlier, accruing interest at the prime rate plus 2% per annum with the prime rate defined by the Wall Street Journal. The agreement requires that the line shall be completely  out of debt for at least  one thirty  consecutive day  period annually and is
     collateralized   by  all   the   inventory,  accounts receivable,
     equipment,   and  financial  instruments of Proformix, Inc.  This
     obligation  remains  outstanding as of  June 30, 1998.  No demand
     for payment has been made through the date of this submission.      250,000
                                                                        --------
             Total                                                      $756,579
                                                                        ========

LOANS AND NOTES PAYABLE  (Proformix Systems, Inc.)

     Pursuant to the Acquisition Agreement with Rolina Corporation,  a portion of the cash payments are to be made on a deferred payment schedule,  between  June and  September  1998.  At  present,  the
     outstanding   balance  under  this   arrangement   is            $  100,000
                                                                      ==========

NOTES PAYABLE FROM PRIVATE PLACEMENT OFFERING

     During  February  through  June 1995,  an  underwriter  acting as placement agent offered on behalf of Proformix, Inc. in a private placement  offering a minimum of five (5) and a maximum of twenty
     (20)  units,   resulting  in  the   placement  of  $1,600,000  in
     promissory  notes,  all of which are  outstanding as of  June 30,
     1998, and 160,000 shares of Proformix,  Inc. common stock. In May
     1997 a restructuring agreement caused the reclassification of $1,150,000 of these notes to long-term debt. These notes were extended  and  modified  to (i)  mature by April 30,  2000,  (ii)
     change from 12% to 8%, (iii)  convert all interest  accrued until
     April 30, 1997 into shares of common stock of Proformix, Inc. and
     (iv) pay future  interest in cash an a quarterly basis.  One such
     note  for  $25,000  is  shown   under  current  liabilities.  The
     remaining $425,000 of non-restructured notes are shown in current
     liabilities pending finalization of ongoing negotiations.        $1,600,000
                                                                      ==========

               Proformix Systems, Inc. and Subsidiaries
                   Notes to the Financial Statements

LONG-TERM DEBT

     Long-term debt as of June 30, 1998 is comprised of the following:

     Pursuant to a promissory note signed on July 28, 1993, Proformix,
     Inc. borrowed a total of $1,000,000 repayable with interest at 2%
     above the lending  institutions'  prime lending rate. On March 4,
     1996,  Proformix,  Inc. refinanced the repayment of its long-term debt.  The balance is payable  with fixed  principal  payments of
     $15,000 per month plus interest at Wall Street Journal prime plus
     2%.  Payments  of  all  principal,  interest  and  other  related expenses  continue to be  guaranteed by an officer of the Company who has collateralized  this obligation with $225,000  consisting of  marketable  securities  and/or  certificates  of deposit.  In addition,  the loan  remains  guaranteed  by the NJEDA which will assume an amount equal to seventy-five percent of the then outstanding principal amount upon an event of default. In 1997, Proformix, Inc. requested and obtained a 6 months deferment on principal  payments.  The  bank  retained  the  right  to  demand repayment  of the  remaining  principal at the earlier of (a) the receipt  by  Proformix,  Inc.  of new equity in an amount no less than  $1,500,000  or (b) June 30, 1998. No demand for payment has been made by the time of this submission.  The Company  continues to repay the  principal  balance at  $15,000  per month and as of
     June 30, 1998, a total $588,888 remain unpaid.                    $ 588,888

     Note to an officer of the Company issued in place of accrued royalties, principal due April 14, 1998 accruing interest at a
     rate of 5% per  annum.  No  demand  for  payment  has been  made    111,007

     Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Proformix, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed
     interest rate used to discount the note is 8% per annum.             34,734

     Discounted present value of a non-interest bearing $176,000 settlement with former counsel of Proformix, Inc. to be paid in
     24 monthly  payments  commencing  September 1, 1997.  The imputed
     interest  rate used to discount the note is 8% per annum.            82,328
                                                                        --------
               Total                                                     816,957
                   Less current maturities                               394,081
                                                                        --------
                   Long-term debt, net of current maturities            $422,876
                                                                        ========

               Proformix Systems, Inc. and Subsidiaries
            Notes to the Consolidated Financial Statements

COMMITMENTS AND CONTINGENCIES

     Employment Agreements

          During the Quarterly Meeting of the Board of Directors of Proformix Systems, Inc. on May 14, 1998, the Board by unanimous vote - with Michael Martin abstaining - approved certain changes in the July 18, 1997, employment agreement of Mr. Martin, which include the cancellation of previously stipulated conditional stock awards of an aggregate 600,000 shares and instead decreed: (i) a base compensation of $150,000 /year, (ii) fully vested stock options with a term of ten years for the purchase of 750,000 shares at a price of $4.00/share, and (iii) participation in an executive incentive plan effective 1998 under which he will receive 4% of the Company's pre-tax profits, providing the net operating profits - after interest and after such bonus - pursuant to GAAP are at least $500,000.

          During the same meeting, the Board approved by unanimous vote - with Mr. Swon abstaining - a proposed two-year employment agreement for J. Swon whereby (i) his base compensation for 1998 would be $1.00, and
          (ii) he will be awarded fully vested stock options with a term of ten years for the purchase of 900,000 shares at a price of $4.00/share, and (iii) he would participate in an executive incentive plan starting with the year 1998 under which he will receive 4% of the Company's pre-tax profits, providing the net operating profits - after interest and after such bonus - pursuant to GAAP are at least $500,000.

RELATED PARTY TRANSACTIONS

     During the Quarterly Meeting of the Board of Directors of Proformix Systems, Inc. on May 14, 1998, the Board by unanimous vote approved a request of Royal Capital Inc., holder of certain stock options, to assign its previously granted outstanding and unexercised options totaling 499,866 shares to Jerry Swon, President and CEO of the Company.

MAJOR CUSTOMERS

     For the quarter ended June 30, 1998, the Company had a major customer, sales to which represented approximately 35% of the Company's revenues. The loss of this customer would have a materially adverse effect on the Company, at least in the short term.

Item 2.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

During the first six months of the current fiscal year and in particular during the quarter ended June 30, 1998, Proformix has completed a series of acquisitions and transactions that have resulted in the first integrated suite of software products in the market which provides a complete compliance system for evaluation and management of ergonomic risk factors associated with the computerized workplace. In the process, the Company has been transformed from a manufacturer of specialized keyboard platforms to a technology company that is currently believed to be the only supplier who can offer to industry a comprehensive horizontally integrated solution that addresses existing or potentially developing ergonomic-based problem complexes in today's office environment. The new software products which are marketed under the EMS(TM) ("Ergonomic Management Systems") label additionally provide a user with a unique and effective productivity measurement tool that can make a verifiable difference in a company's bottom line. . In marketing the new product line, the Company directs its primary sales focus towards medium to large national companies which are believed to be more cognizant of the increasing health risks to office personnel, and of the potential financial liabilities to their companies in a rapidly solidifying regulatory environment that seeks to define ergonomic standards and enforce compliance, with the goal of decreasing the health risks associated with repetitive stress injuries arising out of the use of computers. The timing of the Company's entry into this market therefore must be considered optimal.

During the last several months the Company has started implementing software pilot programs with a number of Fortune 500 companies. Proformix also moved aggressively to expand its advertising and exhibition program and participated with enhanced presence in several national trade shows which provided valuable exposure in the market and generated considerable interest from both potential enduser clients and leading consulting organizations. Simultaneously, the Company embarked on an ambitious program of establishing the infrastructure and a comprehensive support organization for customer service and ongoing product development in the software sector, and completely revamped its sales tools and literature as well as other promotional activities relating to the new products. New products in the hardware sector include the revolutionary Power ErgoRanger(TM) which is rapidly becoming a leading product in the Company's keyboard platform product line. All of these efforts resulted in increased expenditures - outlays that must be considered necessary up-front expense and not unusual in situations where a new market is being entered. While these additional expenses depressed the period operating result, they also created the basis for future growth and are already starting to generate higher sales.

Revenues during the quarter ended June 30, 1998, totaled $1,429,075, a 34% increase from the same period a year ago (1).. Revenues for the first six months totaled $2,441,493 which equates to an increase of 48% over the corresponding figure for last year. The above described restructuring caused selling and general and administrative expenses to sharply increase, from $668,745 during the quarter last year to $1,227,828 during the second quarter this year. The net result for the quarter ended June 30, 1998, was a loss of $610,451 or $0.12 per share, which compares to a net loss of $125,309 or $0.08 per share for the same quarter a year ago. The six month' result is a loss of $918,187 or $0.22 per share, compared to a loss of $528,611 or $0.40 per share last year.

-------------
 (1) Comparisons herein are based on the Company versus Proformix, Inc.

Liquidity and Capital Resources

During the second quarter in 1998 the Company received a total of $1,550,000 in new equity capital from the private placement of its common equity. These cash infusions permitted the Company to finance both a considerable expansion of overall business activity and the resultant increase in receivables as well as the acquisition of certain proprietary software assets. As described earlier, the Company made considerable investments in establishing a presence in a new market segment. However, the software business involves relatively long sales cycles, and in view of the Company's limited financial resources and until a return on these investments in form of increased revenues will be realized, liquidity will remain tight. The working capital deficit which stood at $1,684,513 at March 31, 1998, decreased to $819,132 at June 30, 1998. While this constitutes a modest relative improvement, management is seeking to obtain additional capital funding in the months ahead in order to strengthen the Company's working capital position.

PART  II  -  OTHER INFORMATION

Item 1   LEGAL PROCEEDINGS

     In response to this item, reference is made to the Company's report on Form 10-QSB for the quarter ended March 31, 1998, as previously submitted.


Item 2   CHANGES IN SECURITIES

During the time from the Company's last report on Form 10-QSB and through July 31, 1998, the Company issued the following unregistered securities:

     (i) 224,000 shares of Common Stock to Vanity Software Publishing Corporation (see "Acquisition of Vanity Software Publishing Corporation" in the Notes to Financial Statements included herein). The issuance of the aforesaid shares was made pursuant to Section 4(2) of the Securities Act;

     (ii) 22,000 shares of Common Stock and warrants to purchase 22,000 shares at a price of $4.50 per share, to one of the Company's board members in return for an investment of $100,000 under Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended;

     (iii) 70,972 shares of Common Stock to Proformix, Inc. shareholders pursuant to the Company's acquisition of Proformix, Inc. and its subsequent exchange offer to Proformix, Inc. shareholders. The Company issued these shares pursuant to Section 4(2) of the Securities Act;

     (iv) 15,000 shares of Common Stock to an outside consultant as compensation for services rendered, with an agreement that the Company register such shares through a Registration Statement on Form S-8.


Item 3   DEFAULTS ON SENIOR SECURITIES    -  None

Item 4   SUBMISSION OF MATTERS TO A VOTE OF
         SECURITIES' HOLDERS

On Thursday, June 18, 1998, the Company held its Annual Meeting of Shareholders. Two maters were submitted to a vote, by proxy or in person at the Meeting, of the shareholders:

         (1)  Election of Directors

     Four directors, constituting the entire Board of Directors, were to be elected at the Meeting, to hold office for a term until the next annual meeting of shareholders and until their respective successors have been duly qualified. The persons named below were nominated for the Board of Directors and all, except for Jerry Swon, were also incumbent directors of the Company.

           Peter B. Buscetto
           Paul Chernis
           Michael G. Martin
           Jerry Swon

     Total shares voted were 3,238,263 representing 68.72% of the shares eligible to vote. Of the votes cast, 3,116,571 or 96.24% voted in favor of all nominees, 121,691 or 3.76% voted against, and 1 vote abstained. All four nominees accepted the appointment.

     (2) Ratification of Appointment of Independent Certified Public Accountants

     The Board of Directors has appointed the firm of Rosenberg, Rich, Baker, Berman and Company as the Company's independent Certified Public Accountants and auditors for the fiscal year ending December 31, 1998.

     Total shares voted were 3,238,263 representing 68.72% of the shares eligible to vote. Of the votes cast, 3,116,572 or 96.24% voted in favor of the appointment, 121,691 or 3.76% voted against, and no vote abstained.

Item 5   OTHER INFORMATION     -  None

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibit 27 - Financial Data Schedule - is attached hereto.

         (b)   Reports on Form 8-K:   -  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       PROFORMIX SYSTEMS, INC.



Date:   August 18, 1998                By:/s/ Jerry Swon
                                          ------------------------------------
                                           Jerry Swon
                                           President and Chief Executive Officer