Form 10QSB
period 1998-09-30
PROFORMIX SYSTEMS INC
filed 1998-11-25
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 1998

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

                               Yes _x_     No ___

      The number of shares of Registrant's Common Stock, $0.0001 par value, outstanding as of September 30, 1998, was 5,081,613 shares.

                    PROFORMIX SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

       Consolidated Balance Sheet
       - September 30, 1998                                                  3

       Consolidated Statements of Operations
       - Three and nine months ended September 30, 1998 and 1997             4

       Consolidated Statements of Cash Flows
       - Nine months ended September 30, 1998 and 1997                       5

       Notes to Consolidated Financial Statements                           6-11

Item 2 Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                           12-13

PART II - OTHER INFORMATION                                                  14

SIGNATURES                                                                   15

PART I - Item 1

                    PROFORMIX SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                             September 30, 1998
                                                             ------------------
ASSETS
  Current Assets
  Cash ......................................................   $    63,490
  Accounts receivable, net of allowance for
  doubtful accounts of 30,533 ...............................       411,935
  Inventories ...............................................       313,982
  Prepaid advertising .......................................       759,084
  Other prepaid expenses ....................................        31,860
                                                                -----------
     Total Current Assets ...................................     1,580,351
  Property, plant and equipment .............................       488,208
  Acquired software assets ..................................     2,275,282
  Other assets ..............................................       146,681
                                                                -----------
TOTAL ASSETS ................................................   $ 4,490,522
                                                                ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
  Accounts payable and accrued expenses .....................   $ 1,636,486
  Dividends payable .........................................         9,000
  Loans and notes payable ...................................     1,306,579
  Current maturities long-term debt .........................       387,180
  Current maturities lease obligations ......................         8,589
                                                                -----------
     Total Current Liabilities ..............................     3,347,834
  Long-term debt, less current portion ......................     1,498,888
  Lease obligations, less current portion ...................        17,975
                                                                -----------
TOTAL LIABILITIES ...........................................     4,864,697

STOCKHOLDERS' EQUITY
  Preferred Stock Ser.A, $0.01 par value, 3,000,000
  shares authorized, 0 and 100,000 shares issued and
  outstanding ...............................................          --
  Cumulative Preferred Stock, $0.001 par value, 2,500
  shares authorized, 10 shares issued and outstanding .......             0
  Common Stock, $0.0001 par value, 30,000,000 shares
  authorized, 5,081,613 issued and outstanding ..............           508
  Contributed capital .......................................        81,000
  Additional paid-in capital ................................     7,785,520
  Accumulated deficit .......................................    (8,241,203)
                                                                -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ........................      (374,175)
                                                                -----------
TOTAL LIABILITIES AND EQUITY ................................   $ 4,490,522
                                                                ===========

                 See notes to consolidated financial statements

                    PROFORMIX SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three Months Ended                     Nine Months Ended
                                                                        September 30,                         September 30,
                                                               ------------------------------        ------------------------------
                                                                  1998               1997               1998               1997
                                                               -----------        -----------        -----------        -----------
Revenues ...............................................       $   334,876        $   744,177        $ 2,776,369        $ 2,389,763
  Cost of Goods Sold ...................................           251,807            329,697          1,446,935          1,026,393
  Disposition obsolete inventories .....................           120,343                  0            120,343                  0
                                                               -----------        -----------        -----------        -----------
Gross Profit ...........................................           (37,274)           414,480          1,209,091          1,363,370
  Selling expenses .....................................           266,623            251,909          1,118,232            879,179
  General & administrative expenses ....................           569,737            550,708          1,693,656          1,226,616
                                                               -----------        -----------        -----------        -----------
Operating Income (Loss) ................................          (873,634)          (388,137)        (1,602,797)          (742,425)
  Miscellaneous income .................................               103             79,653                436             79,653
  Interest expense (net) ...............................           (41,782)           (83,035)          (221,139)          (252,358)
  Miscellaneous expenses ...............................           (32,547)           (47,670)           (42,547)           (52,670)
                                                               -----------        -----------        -----------        -----------
Non-Operating Income (Expenses) ........................           (74,226)           (51,052)          (263,250)          (225,375)
                                                               -----------        -----------        -----------        -----------
Total Net Loss .........................................       $  (947,860)       $  (439,189)       $(1,866,047)       $  (967,800)
                                                               ===========        ===========        ===========        ===========

Net Loss per Common Share ..............................       $     (0.19)       $     (0.17)       $     (0.41)       $     (0.53)
                                                               ===========        ===========        ===========        ===========
Weighted-Average Number of
  Common Shares Outstanding ............................         5,061,977          2,569,750          4,539,511          1,843,129


                 See notes to consolidated financial statements

                    PROFORMIX SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                       ------------------------
                                                           1998         1997
                                                       -----------    ---------
Cash Flows from Operating Activities
   Net income (loss) ...............................   $(1,866,047)   $(967,800)
   Adjustments to net income (loss)
      Depreciation and Amortization ................       235,414       76,741
      Loss on disposal of certain assets ...........         7,776       25,341
   Decreases (increases) in Assets
      Accounts receivable ..........................       (97,443)     232,249
      Inventories ..................................       (57,481)     (52,399)
      Prepaid advertising ..........................      (763,275)           0
      Prepaid expenses .............................        19,935       15,513
      Other assets .................................           450         (156)
   Increases (decreases) in Liabilities
      Accounts payable and accrued expenses ........       227,912      (39,738)
                                                       -----------    ---------
Net Cash Provided (Used) by Operating Activities ...    (2,292,759)    (710,249)

Cash Flows from Investing Activities
   Rolina & Vanity acquisitions ....................    (2,404,280)           0
   Investment Input Technologies ...................       (60,000)           0
   Capital expenditures ............................      (160,425)     (49,653)
                                                       -----------    ---------
Net Cash Provided (Used) by Investing Activities ...    (2,624,705)     (49,653)

Cash Flows from Financing Activities
   Proceeds from notes payable .....................       225,000      487,599
   Conversion of equity subscriptions ..............      (275,000)           0
   Repayment of notes ..............................      (295,000)    (100,000)
   Repayment of long-term debt .....................      (149,474)     (53,751)
   Change in subordinated debenture ................             0     (101,849)
   Issuance of common stock ........................     5,470,882      544,870
                                                       -----------    ---------
Net Cash Provided (Used) by Financing Activities ...     4,976,408      776,869
Net Increase (Decrease) in Cash ....................        58,944       16,967
Cash at Beginning of Period ........................         4,546        1,507
                                                       -----------    ---------
Cash at End of Period ..............................   $    63,490    $  18,474
                                                       ===========    =========

                 See notes to consolidated financial statements

                    PROFORMIX SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

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

PREPAID EXPENSES

        Prepaid expenses include a position of $750,000 resulting from an agreement in February 1998 with BNN Business News Network Inc., a nationwide media advertising and radio network company , whereby the Company purchased advertising time on the Business News Network's broadcasts , usable over a period of three years and aggregating $900,000 in retail value, against issuance of 150,000 new and restricted common shares. The services purchased were capitalized at the then fair market value of the stock issued, for a total of $750,000. The resulting asset will be amortized as utilized, over the timeframe of the next three years. As per the date of this report, no portion of this asset has been utilized. The Company is currently analyzing the utility of this advertising credit in light of current business strategies. If management deems that it may not be able to economically utilize the entire amount during the time allotted, it may elect to effect an accelerated amortization or write-down of this asset position.

INVESTMENT IN INPUT TECHNOLOGIES L.L.C.

        During the quarter, the Company completed its investment for a 20% equity interest in Input Technologies LLC, a privately held Colorado Limited Liability Company, against delivery of products in the aggregate of $60,000 at wholesale prices. In addition to being the Company's premier supplier of touch-pads for its Intellitray(TM) keyboard platforms, Input Technologies LLC acts as a stocking master distributor for the Company's products for certain areas of the western United States.

CHANGES IN KEY PERSONNEL

        None

                    Proformix Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

SUBSEQUENT  EVENTS

    CONVERSION OF NOTE PAYABLE

    In October 1998, a creditor in possession of a past-due  $316,849.05  demand note issued by the Company, with such note bearing a conversion option, elected to convert the note including accrued interest of approximately $24,000 , into 342,000 shares of the Company's common stock.

    ASSET PURCHASE AGREEMENT WITH 1320236 ONTARIO INC. D/B/A OFFICE SPECIALTY

    On November 18, 1998, the Company and its wholly owned subsidiary Proformix, Inc. entered into an Asset Purchase Agreement and several related agreements with 1320236 Ontario Inc.("OS"), a publicly traded Canadian designer. manufacturer and distributor of office furniture based in Holland Landing, Ontario, Canada, pursuant to which OS acquires Proformix Inc.'s hardware product line comprised of the Company's ergonomic keyboard platform products and accessories, and all related inventory and production tooling and warehousing assets, and all intellectual property rights including the Proformix name, against a cash consideration and an ongoing contingent stream of royalty payments on OS' sales of the Proformix products. The Company will continue to market its proprietary software under the Proformix label. The Agreement with OS also provides for the retirement of the Company's existing bank debt, out of the proceeds of the transaction. Further details regarding this transaction may be obtained from the Company's related filing on Form 8-K (See: "Management's Discussion and Analysis").

                    Proformix Systems, Inc. and Subsidiaries

                 Notes to the Consolidated Financial Statements

LOANS AND NOTES PAYABLE

Proformix, Inc. had borrowings under short term loan agreements with the following terms and conditions at June 30, 1998:

    On April 17, 1997, Proformix, Inc. issued a $316,849 one-year
    5%  promissory  note to a private  investor in  exchange  for retiring other  promissory  notes and the repayment of a past due subordinated  debenture,  with the face value of all such obligations  to third  parties  equaling  the 5% note to that investor.  Such note had  subsequently  been  changed  into a convertible  note in the same amount,  with the holder having the option of  converting it into common stock of the Company at a rate mutually to be agreed upon. In November  1998,  the holder of this note served notice that he intends to exercise
    the conversion option (see "Subsequent Events").                 $   316,849

    Pursuant to three promissory notes signed throughout 1995 and
    1996, an investor advanced Proformix, Inc. a total of $90,000
    payable upon demand with interest at 12% per annum.                   90,000

    On  December 4, 1996,  Proformix,  Inc.  repurchased  500,000 shares of its common stock and retired same against  issuance of  a  promissory  note  maturing  twelve  months  thereafter accruing  interest at 5% per annum and due  December 4, 1997.
    No demand for payment has been made  through the date of this
    submission.                                                           75,000

    Pursuant to a  promissory  note dated  January 22,  1996,  an officer of the Company advanced 64,730, of which $40,000 have been repaid as per September 30, 1998. The balance of $24,730 is due upon  demand and  accrues  interest at the rate of 12%
    per annum.                                                            24,730

    Line of credit  extended  by  Carnegie  Bank on March 4, 1996 amounting to $250,000 due to be repaid March 4, 1997,  unless demanded earlier, accruing interest at the prime rate plus 2%
    per annum  with the prime  rate  defined  by the Wall  Street
    Journal.  The  agreement  requires  that  the  line  shall be completely  out of debt for at least one  thirty  consecutive
    day  period  annually  and  is   collateralized  by  all  the
    inventory,  accounts  receivable,  equipment,  and  financial instruments  of Proformix,  Inc. This  obligation  was repaid
    after September 30, 1998 (see "Subsequent Events").                  250,000

                                                                     -----------
         Total                                                       $   756,579
                                                                     ===========
LOANS AND NOTES PAYABLE  (Proformix Systems, Inc.)
    Pursuant   to   the   Acquisition   Agreement   with   Rolina
    Corporation, a portion of the cash payments are to be made on a deferred payment schedule, between June and September 1998.
    At present, the outstanding balance under this arrangement is    $   100,000
                                                                     ===========

NOTES PAYABLE FROM PRIVATE PLACEMENT OFFERING
    During February  through June 1995, an underwriter  acting as placement  agent  offered on behalf of  Proformix,  Inc. in a private  placement  offering  a  minimum  of  five  (5) and a maximum of twenty (20) units,  resulting in the  placement of
    $1,600,000 in promissory  notes, all of which are outstanding as of September  30, 1998,  and 160,000  shares of Proformix,
    Inc.  common  stock.  In May 1997 a  restructuring  agreement caused the  reclassification  of $1,150,000 of these notes to long-term debt. These notes were extended and modified to (i)
    mature by April 30,  2000,  (ii) change from 12% to 8%, (iii)
    convert all interest accrued until April 30, 1997 into shares of  common  stock of  Proformix,  Inc.  and  (iv) pay  future interest  in cash an a  quarterly  basis.  One such  note for
    $25,000 is shown under  current  liabilities.  The  remaining
    $425,000  of  non-restructured  notes  are  shown in  current
    liabilities pending finalization of ongoing negotiations.        $ 1,600,000
                                                                     ===========

                    Proformix Systems, Inc. and Subsidiaries
                        Notes to the Financial Statements

LONG-TERM DEBT

    Long-term  debt as of September  30, 1998 is comprised of the following:

    Pursuant  to a  promissory  note  signed  on July  28,  1993,
    Proformix, Inc. borrowed a total of $1,000,000 repayable with interest at 2% above the lending  institutions' prime lending rate.  O On March 4, 1996,  Proformix,  Inc.  refinanced  the repayment of its long-term  debt. The balance is payable with fixed  principal  payments of $15,000 per month plus interest at  Wall  Street  Journal  prime  plus  2%.  Payments  of all principal, interest and other related expenses continue to be
    guaranteed   by  an   officer   of  the   Company   who   has
    collateralized  this obligation  with $225,000  consisting of marketable  securities  and/or  certificates  of deposit.  In addition, the loan remains guaranteed by the NJEDA which will assume an amount  equal to  seventy-five  percent of the then outstanding  principal  amount upon an event of  default.  In
    1997,  Proformix,  Inc.  requested and obtained  cumulative 6 months  deferments on principal  payments.  The bank retained the right to demand  repayment of the remaining  principal at the earlier (a) the receipt by Proformix,  Inc. of new equity in an amount no less than $1,500,000 or (b) June 30, 1998. No demand  for  payment  has  been  made  by the  time  of  this submission.  The  Company  continues  to repay the  principal balance at $15,000 per month and as of September  30, 1998, a
    total  $528,888   remained   unpaid.   The  entire  remaining
    principal  balance was repaid after  September  30, 1998 (see
    "Subsequent Events").                                            $   528,888

    Note to an officer of the Company  issued in place of accrued royalties,  principal due April 14, 1998 accruing interest at
    a rate of 5% per annum. No demand for payment has been made.         111,007

    Discounted  present value of a non-interest  bearing  $70,000 settlement  with a former  investor of Proformix,  Inc. to be paid in 24 equal monthly  payments  commencing  July 1, 1997.
    The imputed interest rate used to discount the note is 8% per
    annum.                                                                31,818

    Discounted  present value of a non-interest  bearing $176,000 settlement with former counsel of Proformix,  Inc. to be paid in 24 monthly  payments  commencing  September  1, 1997.  The imputed  interest  rate used to  discount  the note is 8% per
    annum.                                                                64,355
                                                                     -----------
         Total                                                           736,068
            Less current maturities                                      387,180
                                                                     -----------
            Long-term debt, net of current maturities                $   348,888
                                                                     ===========

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

As already indicated in the quarterly report for the period ended June 30, 1998, the Company has been experiencing a working capital shortage which imposed considerable constraints on its liquidity. Management was not able to overcome this cash shortage during the third quarter through additional capital funding. At the same time, the continuing build-up of the Company's new software division created additional demands on available resources. As a consequence, cash available to support the traditional keyboard platform business was insufficient to maintain and support activities at the level of the previous quarters. The quarter therefore saw a significant decrease in revenues derived from sales of the traditional hardware products, while revenues from the new software division were not yet material.

To cope with these developments and at the same time safeguard an economic base for its emerging software business which is considered by management to be most important for the Company's success in the future, management decided to seek a strategic partnership with another entity which could provide needed funding, promote the Company's patented keyboarding system products, and permit the
Company to continue developing its software business and enhancing the underlying products, primarily its suite of ergonomic software programs marketed under the Proformix EMS(TM) label. This search lead to negotiations with Office Specialty, a leading Canada-based manufacturer of office furniture, to form a strategic alliance which, at the time of this submission, culminated in an agreement by the Company to sell its hardware product line and related assets and intellectual property rights to Office Specialty in exchange for a combination of $1.25 million up front payment plus ongoing participation in the success of the national and international distribution effort by Office Specialty as related to the Proformix keyboard platform products, in form of a royalty stream on such sales by Office Specialty. The duration of this royalty stream is governed by the sales volume achieved for these products as it relates to certain benchmarks, however, in no case will be less than 17 months.

As a result of the above mentioned factors revenues during the quarter ended September 30, 1998, decreased significantly, to $334,876 from 744,177 during the same period a year ago. Revenues for the first nine months totaled $2,776,369 which equates to an increase of 16% over the corresponding figure for last year. Efforts by management to curtail expenses in light decreasing revenues were largely successful. Selling and general and administrative expenses which included expenditures related to the new software division totaled $836,360 during the quarter, compared to $802,617 for the same period last year and $1,227,828 during the second quarter this year. The net result for the quarter ended September 30, 1998, was a loss of $947,860 or $0.19 per share, which compares to a net loss of $439,189 or $0.17 per share for the same quarter a year ago. The nine month' result is a loss of $1,866,047 or $0.41 per share, compared to a loss of $967,800 or $0.53 per share last year.

Management's plans with regard to the upcoming periods are centered around aggressive efforts to promote its software products which the Company deems very promising in terms of both profitability and growth potential. A significant step in establishing a basis for this growth was a marketing agreement reached in September 1998 between the Company and one of the largest insurance and risk management companies in the world, whereby this leader in the insurance industry will market and sell the Proformix Ergonomic Management System (EMS) to its own subsidiaries, business units, and clientele. In addition, the recent agreement with Office Specialty not only provides for needed cash but also enables management to streamline the Company's operations by divesting itself of presently unneeded overhead, and permits management to focus all resources on what it considers its most attractive growth opportunities. Management realizes that the Company's software business is just emerging, and that due to long sales cycles in this business profitability may not yet be achieved until the upcoming fiscal year, however, is confident that the Company is positioned extremely well to capitalize on the growing awareness in industry of the financial and legal risk associated with repetitive stress injuries caused by computer use.

Liquidity and Capital Resources

As stated above, during the quarter the Company's liquidity was under increasing pressure due to a shortage of working capital which hampered operations and affected sales. Slower sales in turn worsened the shortage of working capital. The working capital deficit increased from $819,132 at the beginning of the quarter to $1,767,483 at September 30, 1998.

As a consequence, management decided on drastic steps to stabilize the Company's financial situation and bolster capital resources, with the objective being to
(i) stabilize debt, (ii) obtain additional funding, (iii) shed portions of its operations which constitute a cash drain and are not as promising in terms of future expected return on investment, and (iv) permit the Company to channel all available resources into the most attractive growth segment of its operations - its ergonomic software business.

These efforts lead to negotiations with Office Specialty, a leading Canada-based manufacturer of office furniture, and culminated in the above described arrangement with that company. Management believes that as a result, it made significant progress towards achieving the four above objectives. In addition, the conversion of approximately $340,000 in current debt into equity, as described in section "Subsequent Events", further improved working capital. Management is of the opinion that the new liquidity obtained as a result of these events, together with the royalty stream on sales of its traditional hardware products, will be sufficient to finance the Company's planned operations during the upcoming quarters, and bridge the time until its software business generates cash flow on its own. Nevertheless, management will continue its efforts to obtain additional capital funding, to increase available resources.

PART II - OTHER INFORMATION

Item 1  LEGAL PROCEEDINGS

      In response to this item, reference is made to the Company's reports on Form 10-QSB for the quarters ended March 31, 1998, and June 30, 1998, as previously submitted.

Item 2  CHANGES IN SECURITIES

During the time from the Company's last report on Form 10-QSB and through October 31, 1998, the Company issued the following unregistered securities:

      (i) 272,000 shares of Common Stock to a creditor of the Company pursuant to that party's exercise of an option to convert debt into common stock (see "Subsequent Events" in the "Notes to Consolidated Financial Statements" in Part
I).

      (ii) 14,419 shares of Common Stock to Proformix, Inc. shareholders pursuant to the Company's acquisition of Proformix, Inc. and its subsequent exchange offer to Proformix, Inc. shareholders. The Company issued these shares pursuant to Section 4(2) of the Securities Act;

      (iii) 10,000 shares of Common Stock to an outside consultant as compensation for services rendered, and an aggregate 5,035 shares of Common Stock to independent sales representatives and clients as awards for outstanding sales performance for the Company's products.

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

                                       PROFORMIX SYSTEMS, INC.

Date: November 20, 1998                By: /s/ Jerry Swon
                                          --------------------------------------
                                           Jerry Swon
                                           President and Chief Executive Officer