Form 10KSB
period 1998-12-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 1999-04-16
CIK 838796

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

       [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1998

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                                EXCHANGE OF 1934

                    For the Transition Period From ___ to ___

                          Commission File No. 33-20432

                       MAGNITUDE INFORMATION SYSTEMS, INC.
              Exact Name of Registrant as Specified in its Charter

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

                             PROFORMIX SYSTEMS, INC.
                             (Former Conformed Name)

                                November 18, 1998
                              (Date of Name Change)

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

                                    Yes _X_      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The Registrant's revenues for the fiscal year ended December 31, 1998, were $2,926,455.

Common stock, par value $.0001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on February 26, 1999. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on February 26, 1999, ($0.875), the aggregate market value of the 6,260,120 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on February 26, 1999, was approximately $5,478,000. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

      As of February 26, 1999, 8,065,113 shares of Common Stock, $.0001 par value, were outstanding.

             DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

                       MAGNITUDE INFORMATION SYSTEMS, INC.

                                    CONTENTS

PART I.                                                                     Page
                                                                            ----
      Item  1.    Business.....................................................4
      Item  2.    Properties..................................................10
      Item  3.    Legal Proceedings ..........................................10
      Item  4.    Submission of Matters to a Vote of Security Holders ........10

PART II.
      Item  5.    Market for Registrant's Common Equity and
                  Related Shareholder Matters ................................11
      Item  6.    Management's' Discussion and Analysis of
                  Financial Condition and Results of Operations ..............12
      Item  7.    Financial Statements and Supplementary Data ................16
      Item  8.    Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure      ................16
PART III.
      Item  9.    Directors and Executive Officers of the Registrant .........17
      Item 10.    Executive Compensation .....................................19
      Item 11.    Security Ownership of Certain Beneficial Owners
                  and Management .............................................21
      Item 12.    Certain Relationships and Related Transactions .............22
      Item 13.    Exhibits and Reports on Form 8-K ...........................23

                  Signatures..................................................24
                  Exhibit Index...............................................25

                                     PART I

ITEM 1: BUSINESS

Background

      Magnitude Information Systems, Inc. (the "Company" or "Magnitude") was incorporated as a Delaware corporation on April 19, 1988 under the name Fortunistics Inc. On March 4, 1993, the Company changed its name to Whitestone Industries, Inc. On July 14, 1997, the Company changed its name to Proformix Systems, Inc., and on November 18, 1998, the Company changed its name to Magnitude Information Systems, Inc. .

      On June 24, 1997, the Company, Royal Capital, Inc., and Proformix, Inc., a Delaware corporation and manufacturer of ergonomic keyboarding systems, entered into an Acquisition Agreement. Proformix, Inc. in November 1998 changed its name to Magnitude, Inc. and is hereafter referred to as Magnitude, Inc.. Pursuant to the Acquisition Agreement, Magnitude Inc. shareholders were offered 1 share of the Company's common stock for every 3.4676 shares of Magnitude, Inc. common stock, and 1 share of preferred stock for every 1 share of Magnitude, Inc. preferred stock. At the time of this submission, holders of approximately 98% of Magnitude, Inc. common stock have tendered their shares. The business combination which took the form of a reverse acquisition has been accounted for as a purchase. As a result, the Company and Magnitude, Inc. remain as two separate legal entities whereby Magnitude, Inc. operates as a subsidiary of Magnitude Information Systems, Inc.. The operations of the newly combined entity are currently comprised solely of the operations of Magnitude, Inc.

      On February 2, 1998, the Company entered into an Agreement and Plan of Merger with Rolina Corporation, a privately held New Jersey software developing firm, and on April 30, 1998, into an Asset Purchase Agreement with Vanity Software Publishing Co., a Canadian developer of specialized software, whereby the Company, in return for payments in form of cash and equity, acquired the rights to certain software products and related assets, with such software products subsequently forming the basis for the further development, during the year, of the Company's proprietary Proformix EMS Software System.

      On November 18, 1998, the Company and its wholly owned subsidiary Magnitude, Inc. entered into an Asset Purchase Agreement and several related agreements with 1320236 Ontario Inc. ("OS"), a publicly traded Canadian designer, manufacturer and distributor of office furniture based in Holland Landing, Ontario, Canada, pursuant to which OS acquired Magnitude, Inc.'s hardware product line comprised of the Company's ergonomic keyboard platform products and accessories, and all related inventory and production tooling and warehousing assets, and all intellectual property rights including the Proformix name, against a cash consideration and an ongoing contingent stream of royalty payments on OS' sales of the Proformix hardware products. The Company will continue to market its proprietary software under the Proformix label. The Agreement with OS also provided for the retirement of the Company's then existing bank debt, out of the proceeds of the transaction. Further details regarding this transaction may be obtained from the Company's related filing of February 9, 1999, on Form 8-K.

      The Company is currently subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934. The Company has the authority to issue an aggregate of Thirty Million (30,000,000) Common Shares, par value $.0001, Three Million (3,000,000) Preferred Shares Series A, par value $.01, and Two Thousand Five Hundred (2,500) Cumulative Preferred Shares, par value $.001 .

      As of December 31, 1998, there were outstanding 6,431,113 Common Shares and 10 Cumulative Preferred Shares.

Narrative Description of Business

      Until November 18, 1998, when the Company sold its hardware product line comprised of Magnitude, Inc.'s ergonomic keyboard platform products and accessories, its business was primarily centered around the design, development, manufacture, and marketing of research-based ergonomic accessory products for the computerized workplace. In parallel, and beginning with the February 1998 acquisition by the Company of Rolina Corporation, an early stage software business which had developed an ergonomic software product that was being marketed under the name "ErgoSentry", and the subsequent acquisition in May 1998 of substantially all of the assets of Vanity Software Publishing Corporation, a Canadian software firm, which also included a certain ergonomic software package known as "ErgoBreak", the Company engaged in the development of a unique suite of software packages designed to increase productivity in the computer related work environment which include the before mentioned "ErgoSentry" and "ErgoBreak" products. These efforts resulted, in November 1998, in the release to the market of the proprietary "Proformix EMS" (Ergonomic Management System) software system. With the sale of the hardware product line, the Company's business is now focused exclusively on the further development and marketing of these software products. As such, the Company currently must be considered an enterprise in transition, because it has not yet realized material revenues from licensing its software.

      As the utilization of computers in the office has increased significantly in the last decade, so has the rate of health problems believed to be related to the use of computers. Computer ergonomics focuses on optimizing the design of technology involved in the utilization of computers in the office, and also attempts to affect the manner in which people interact with computers, so as to minimize the associated health risks. A successful technology delivery system positively impacts the cost of doing business by improving the comfort, productivity, job satisfaction and safety of the computer user, while reducing the costs of absenteeism and work related disability.

      Repetitive stress injury (RSI) is a classification of diseases caused by the excessive use of joints. It is a subclassification of Cumulative Trauma Disorders (CTDs). One common form of RSI is Carpal Tunnel Syndrome (CTS) which can be caused by excessive typing, among other activities, and can be aggravated by deficient - in the ergonomic sense - equipment and inappropriate work habits. The carpal tunnel is a channel in the wrist where tendons and the median nerve connect the arm to the hand. Through excessive use, the tendons become swollen and pinch the nerve. RSI accounts for a large portion of work-related illnesses, and the incidence of RSI is expected to grow as the number of people operating keyboards increases. The impact of RSI is measured not only in the pain and suffering of its victims, but also in time lost from work and medical costs.

      The Company's proprietary software products are designed to help businesses deal with potentially preventable repetitive stress injuries, by real-time monitoring of keyboarding activities, pro-active dialog with at-risk employees, and strategic profiling and management of computer use throughout an organization.

      During 1996, the issues of repetitive stress injuries and the potential of liability to employers from the effects of carpal tunnel syndrome and other RSI's on employees were forcibly brought to the forefront of corporate consciousness through widely publicized suits involving a major computer maker. The US Bureau of Labor Statistics reported that already in 1995, there were approximately 70,000 cases of carpal tunnel syndrome and associated tendonitis, and that 25% of all injuries that result in lost work time are due to repetitive stress problems. They currently cost employers an estimated $20 billion a year in workers' compensation claims. The federal government estimates an additional $80 billion is lost in related costs such as absenteeism and reduced productivity. The RSI issues in the United States are mirrored in the rest of the developed world. The Company believes that the growing recognition of these trends will give rise to a rapidly expanding market for the Company's products.

The Industry

      The Company operates in only one business segment: the development, marketing, and licensing of productivity enhancement software products for the computerized workplace environment. More specifically, the Company licenses highly sophisticated and proprietary software that provides computer based training, work pacing and monitoring tools, as well as a computer workstation assessment tool.

      Potential customers for the Company's products are businesses of all sizes, as well as organizations and government departments and agencies that employ many staff in computer-related functions. The software industry in general is comprised of a remarkable variety of providers, ranging from small boutique-type designers to large international corporations. The industry is characterized by great dynamics, patterns of rapid growth and well-known success stories, but also by a high degree of volatility and risk. As such, the Company with its recent transition from the more stable environment of a supplier of ergonomic (hardware) accessories, to a software house addressing a specialized market, has entered new territory. Nevertheless, its chances for success, in management's opinion, are greatly enhanced by the timeliness of the introduction of its product into an increasingly receptive market, as described above.

      The Company operates primarily in the United States of America, however, has recently introduced a Portuguese language version of its software products for the Brazilian market, and is preparing other language versions. The Company did not so far derive material revenues from the licensing of its software products, either domestically or in foreign markets.

Products,  Patents, Trademarks

      All patents, trademarks, and other intellectual property rights associated with the Company's hardware product line of ergonomic keyboard platforms and accessories were transferred to 1320236 Ontario Inc. ("OS") pursuant to the November 18, 1998, Asset Purchase Agreement with OS (see "Background" above).

      The Company's primary product is a suite of seven proprietary software modules marketed under the name "Proformix EMS" (Ergonomic Management System) which are designed to help individual computer users and businesses deal with potentially preventable repetitive stress injury (RSI). The seven software modules can be applied individually or together in a comprehensive ergonomic and early intervention program that seeks to modify a user's behavior by monitoring computer usage patterns over time and warning the user when to break a dangerous trend in repetitive usage of an input device, such as a keyboard or mouse. The product was developed to train people working on computers, monitor computer-use related activities and evaluate a user's risk exposure and propensity towards injury or loss of effectiveness in connection with his/her day-to-day work. Moreover, the package enables a company to not only address the issue of health risks involving employees and to minimize resulting potential liabilities, but delivers a powerful tool to increase overall productivity.

      The system is highly customizable for management, staff and employees. All components operate on any PC or workstation running the Microsoft Windows operating system. The EMS suite employs the International RULA (Rapid Upper Limb Assessment) standard for compliance with CA OSHA Title 8. The seven modules are described as follows:

ErgoSure: A postural risk-assessment tool that records how an employee is working; it determines injury potential and suggests improvements. It also can be used to evaluate workstation alternatives prior to purchase.

ErgoSentry(TM): Employing patent-pending algorithms that measure rest against work in real time, the non intrusive program informs users when to break from high-risk trends (thresholds definable by the user or corporate safety officer) when keyboarding or using a mouse. ErgoSentry also includes an "ErgoPak" video or slides that depict correct workstation setup, posture and repetitive stress-reducing exercises.

Surveyor(TM): An electronic surveyor used by management to gather macro-information about employee populations and to gain a clear understanding of equipment usage, discomfort and comfort patterns, workstation configurations and employee habits.

UserNotes(TM): An easy, effective means for employees to report workplace discomfort so staff can address certain issues earlier, at lower cost and with greater likelihood of success. UserNotes encourages a proactive approach.

Guardian: Captures the frequency of mouse clicks and activation of individual keys, over time. It also can be used in a review process to assess attributes such as ease-of-use among competing applications. Guardian also is a good training tool. By measuring before-and-after results, Guardian can be used to determine the type of training program needed, measure each program's effectiveness and highlight needed improvements.

ErgoQuiz: An electronic testing system and awareness-building tool that measures employees' understanding of ergonomic principles.

EMS Analyzer: A comprehensive report writer and analysis tool for manipulating, interpreting and evaluating the data collected in the ErgoSentry module - on the workstation-, department-, and company level .

      In addition to the trademarks shown above which are owned by the Company, Magnitude has applied for other product designators to be afforded trademark protection, and has filed a US Patent Application for the design principles underlying several of the above software products. There can be no assurance, however, that such patents will be granted or, if granted, that a third party will not design products which perform the same or similar functions as the Company's products, using technology other than that covered by the Company's patents.

      ErgoSure(TM) which forms part of EMS, is owned by Cornell Ergonomics Inc. who has granted the Company a license for the exclusive rights to the ErgoSure(TM) name and product (see "Licenses" below).

Business Strategy

      The most important prospective customers for the Company's products are medium and large companies, organizations, and governmental departments and agencies that have a relatively large staff working in computer-related functions. These entities not only are more cognizant of the health risks and negative effect on productivity associated with many of the traditional tools of the computerized workplace and therefore tend to be more receptive to new remedial solutions and alternatives based on the science of Ergonomics, but also have a significant exposure in terms of legal liabilities if they fail to act addressing these potential risks. On an on-going basis, the increasing costs of Work Comp insurance creates a growing incentive to deal with the underlying causes.

      With its new proprietary ergonomic software the Company offers a comprehensive and effective tool for corporate clients to address the three major issues involved: (a) employee wellness, (b) cost containment and productivity enhancement, and (c) potential legal liabilities. While certain portions of the EMS software suite have been previously marketed as individual modules, the release to the market, in November 1998, of an overall integrated solution in form of the Proformix EMS Ergonomic Management System constituted a novel approach.

      Since that time, the product has been installed by a rapidly growing number of corporate and institutional clients. Typically, in view of the new-ness of product and market, such client initially purchases a license for a "pilot version" of the software, functionally complete but limited to a smaller number of users. After undergoing a process of familiarization and evaluation the client is expected to upgrade to the intended ultimate number of users which, by definition, should encompass all personnel exposed to the above described risks. Many tests and evaluations by third parties have confirmed to the Company's satisfaction that its product is mature, stable, and effective. It is with a high degree of confidence, therefore, that the Company expects many of the ongoing trial installations to lead to larger enterprise orders and, thereby, to the targeted revenue stream. The key to economic success therefore lies in a comprehensive marketing approach which carries the Company's message to the largest possible number of prospective clients. Since its own financial resources are limited, the Company embarked on a strategy to seek marketing partnerships with entities and individuals in the risk management industry. An important milestone was reached when the Company, in the fall of 1998, entered into a joint venture agreement with AON Ergonomic Services, a division of AON, one of the largest insurance services companies in the world, to market the Proformix EMS system.

      The Company intends to continue developing strategic marketing relationships with leading business consultants, to broaden its distribution channels to include multi-tiered marketing arrangements, and to strengthen its direct sales force and support organization, thereby focusing on a marketing approach which emphasizes the advantages that accrue to a business from the unique combination of risk management and productivity enhancement tools provided by EMS.

Research and Development

      During 1998, the Company invested considerable resources in the further development of the overall EMS system and the integration of certain software assets acquired pursuant to the agreements with Rolina Corporation and Vanity Software Publishing Corporation (see "Narrative Description of Business"), and in further enhancements to the products. Also during this time, a complete set of new and necessary documentation and marketing collateral was created. In late summer, the first official version of EMS, Version 1.78, was released, followed in October 1998 by Version 2.12.

      The Company has expensed all expenditures related to the above efforts. The portion attributable to direct R&D expenses totaled $130,435 for the year ended December 31, 1998.

Competition

      The market addressed by the Company's software products is presently served by a number of smaller software companies, none of which occupies a dominant position. These competitors, however, typically only target task complexes that are addressed by individual component parts of the Company's products, such as the ErgoSentry(TM) module, without offering a comparable breadth of function and integration in such areas as worksite evaluation, employee training and work pacing.

      The Company is not aware of any products which directly compete with its integrated software product suite which is marketed by the Company under the trade name "EMS". While the Company believes that it currently has a strategic competitive advantage in ergonomic software, especially with regard to its patent-pending algorithms there can be no assurance that competitors will not attempt to copy the Company's products or develop and successfully license similar products, to the Company's detriment.

Seasonality and Dependency

      The industry segment in which the Company does business is not seasonal. The Company in 1998 derived 97.5% of its total revenues from the sales of hardware comprised of ergonomic office equipment and accessories, and 2.5% from the licensing of its proprietary software. Approximately 39% of the hardware revenues were derived from one customer. The November 18, 1998, Asset Purchase Agreement with 1320236 Ontario Inc. ("OS"), effectively eliminated the Company's presence in the hardware sector of its business and the associated revenue base although it remains the beneficiary of a contingent stream of royalties on OS' sales of such hardware products. With the Company now being dependent on the success of a new product line there can be no assurance that its business will generate enough revenues during the coming periods, in a timely manner and sufficient in scope, to finance and support the Company's planned future growth as expected by management.

License Agreements

      On December 1, 1997, the Company entered into a two year Software Distribution and Option Agreement with Cornell Ergonomics Inc., a Delaware corporation, pursuant to which it is licensed on an exclusive basis, to distribute and sub-license a certain software product known as "ErgoSure" which the Company currently markets in conjunction with its own proprietary software products. The Agreement also grants the Company the right to acquire full title and ownership to that product, at a later time and under specified circumstances.

Employees

      As of December 31, 1998, the Company employed 13 persons, of whom four were primarily engaged in research and development and software support activities, six were primarily engaged in sales and marketing, and three in general administrative and clerical functions. The Company has no collective bargaining agreements with its employees.

ITEM 2:  PROPERTIES

      The Company leases approximately 4,000 square feet of office space at 50 Tannery Road, Branchburg, New Jersey, where it maintains its executive and administrative headquarters and product development and support operations. The current lease agreement ends on December 31, 2001, and calls for monthly rental payments of approximately $3,500 plus certain expenses.

ITEM 3:  LEGAL PROCEEDINGS

      Suit was instituted against the Company in the Superior Court of New Jersey, Law Division, Somerset County, in November 1996, by a shareholder of the Company. The Company has agreed to a settlement with the plaintiff pursuant to which the claims will be dismissed against payment by the Company of $20,000 . The settlement has not been consummated because the plaintiff had filed a petition in bankruptcy.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the security holders during the fourth quarter of this fiscal period.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

      The Company's Common Stock currently trades on the Electronic Bulletin Board of the OTC market, under the symbol MAGY. The following table sets forth, for the calendar quarters indicated, and beginning with the Company's acquisition of Proformix, Inc. in July 1997, the high and low sales prices for the Company's Common Stock (no price notations for prior quarters are listed here because any such share prices and trading reflected activities which bear no resemblance to the Company's current business):

                                                      OTC-BB
                                                      ------
                                            High/Ask            Low/Bid
                                            --------            -------

1997
         Third Quarter .....................  $7                 $6 1/8
         Fourth Quarter ...................    7                  3 1/4
1998

         First Quarter .....................  $5 7/8             $4 3/8
         Second Quarter ...................    5 7/8              3 3/4
         Third Quarter .....................   4 3/4              1 1/4
         Fourth Quarter ...................    2 5/8                3/4

      As of February 26, 1999, there were approximately 160 shareholders of record for the Company's Common Stock. The number of record holders does not include shareholders whose securities are held in street name.

      The Company has not declared or paid, nor has it any present intention to pay, cash dividends on its Common Stock. The Company is obliged, under certain circumstances, to pay cash dividends on its outstanding Cumulative Preferred Stock.

Recent Issues of Unregistered Securities

      During the fourth quarter of 1998 and the first quarter of 1999 the Company issued the following unregistered securities:

      (i) 70,000 shares of Common Stock to a creditor of the Company pursuant to that party's exercise of an option to convert debt into common stock, at $1.00 per share;

      (ii) 7,500 shares of Common Stock to two individuals who had invested in the Company pursuant to a 506 Offering Memorandum;

      (iii) An aggregate 110,100 shares of Common Stock to five outside consultants as compensation for services rendered;

      (iv) 565,000 shares of Common Stock to a director and shareholder of the Company pursuant to a transaction approved by the Board of Directors of the Company, whereby he canceled an aggregate $282,500 past-due promissory notes and interest thereon, issued by the Company.

      (v) 77,778 shares of Common Stock to an officer and director of the Company, who also was the principal of Rolina Corporation, pursuant to the terms of that entity's acquisition by the Company.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

      The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 1998 and 1997 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

      On July 2, 1997, the Company, then known as Whitestone Industries Inc., after divesting itself of substantially all operations, assets, and liabilities, extended an offer to all holders of the common stock of Magnitude, Inc. f/k/a Proformix, Inc. to exchange their shares into newly to be issued common stock of the Company. The business combination which took the form of a reverse acquisition has been accounted for as a Purchase. Subsequent to the exchange, the Company and Magnitude, Inc. remain as two separate legal entities whereby Magnitude, Inc. operates as a subsidiary of Magnitude Information Systems, Inc., however, the operations of the newly combined entity are comprised solely of the operations of Magnitude, Inc. and its wholly owned subsidiary Corporate Ergonomic Solutions, Inc. Therefore, the discussion ensuing below only pertains to the operations of Magnitude, Inc. for the prior fiscal year until the date of the acquisition of Magnitude, Inc. through the Company, and to the operations of the Company thereafter. The past results of operations for Whitestone Industries, Inc. are summarized as Discontinued Operations. All intercompany accounts and transactions have been eliminated in consolidation.

SELECTED FINANCIAL DATA

                                                           December 31,
                                                     1998                 1997
                                                     ----                 ----
Balance Sheet
     Total assets ...............................$ 2,138,453        $ 1,152,250
     Current liabilities ........................  2,813,308          3,429,825
     Long-term debt .............................  1,316,839          1,719,435
     Working capital (deficit) .................. (2,227,516)        (2,806,682)
     Shareholders' Equity (deficit) .............$(1,991,694)       $(3,997,010)

                                                 For The Year Ended December 31,
                                                 -------------------------------
                                                     1998                 1997
                                                     ----                 ----
Statement of Operations
    Hardware revenues ...........................$ 2,853,969        $ 3,125,009
    Software revenues ...........................     72,486              --
    Total revenues ..............................$ 2,926,455        $ 3,125,009
    Operating loss .............................. (2,588,762)        (1,128,170)
    Loss before extraordinary items ............. (3,113,157)        (1,507,745)
    Net loss .................................... (2,530,909)        (1,507,745)

    Net loss per common share ...................$     (0.58)       $     (0.76)
    Number of shares used in computing
    per share data ..............................  4,324,292          2,094,724

Results of Operations for the Year Ended December 31, 1998

      For the year ended December 31, 1998, the Company had gross revenues of $2,926,455 (previous year $3,125,009), all of which was generated by its subsidiary Magnitude, Inc., primarily through its keyboarding systems business. A portion of $72,486 during 1998 was attributable to the licensing of the Company's proprietary software. There were no software revenues in 1997.

      Gross profits amounted to $1,336,015 for a 46% gross margin ($1,673,805 respectively 54% in 1997). After deducting selling expenses of $1,363,564 and general and administrative expenses of $2,561,213, the Company realized an operating loss of $2,588,762 (compared to an operating loss of $1,128,170 in 1997). Non-operating expenses aside from an item of $686,584 extraordinary income from the sale of the hardware business to Office Specialty and related royalty income (see Item 1 "Business") totaled $628,731 and include $342,010 net interest expense and charges of approximately $255,000 which account for the write-off of assets which were obsoleted with the sale of the hardware business and for the dissolution of previously capitalized deferred financing charges, the latter as the result of the early repayment of bank loans in connection with the Office Specialty transaction. The year concluded with a net loss of $2,530,909 or $0.58 per share, compared to a loss of $1,507,745 or $0.76 per share for the previous year.

      The fiscal year's results were primarily determined by a combination of slightly lower revenues, a decrease in the overall gross profit margin, and significant increases in general and administrative expenses. Sales of keyboard platforms and accessories continued at a strong pace throughout the first two quarters, however, were affected during the third quarter by a worsening shortage of working capital which brought about disruptions in the supply of materials and caused a curtailment of marketing activities. During the fourth quarter and in anticipation of the impending sale of the hardware product line, management dedicated most of the available resources towards the software business. Effective with the sale of the hardware business in November 1998 no further revenues were being generated from this product line, aside from royalties which amounted to $53,543 for the months of November and December and which are included in Non-operating Income. In the aftermath of the Office Specialty transaction, the Company's revenue base is being supplied solely by the licensing of the Company's proprietary software. The software business accounted for only $72,486 during 1998, however, is expected to grow significantly during 1999 (see Item 1 "Business").

      Cost-of-goods sold include approximately $95,000 amortization of software assets. These assets which the Company acquired earlier in 1998 pursuant to the asset purchase agreements with Rolina Corporation and Vanity Software Publishing Inc. and which formed the basis for the further development, during the year, of the Company's proprietary Proformix EMS Software System, are being amortized on a straight line, 10-year, basis. Such software amortization and higher agency fees in connection with some hardware sales accounted for the decrease in the overall gross profit margin which otherwise would have tracked the prior year's result.

      During the year, the Company invested considerable resources in the further development and enhancement of its acquired software products, and the formation of new infrastructure for the new business sector. The Company hired product development and customer support staff and, starting with the fall of 1998, put in place a new sales organization dedicated to the software business. Related incremental expenditures, not including the outlays for the primary software assets acquired from Rolina and Vanity Software, totaled more than $800,000 , most of which are reflected in the financial statements as additional operating expenses. These expenditures which management categorizes as a front-end investment in the future of the Company, caused general and administrative expenses in total to increase by 63% over the level of the preceding year. However, the Company is in the process of divesting itself of unneeded infrastructure previously associated with the hardware business, and a cost savings trend is expected to take hold during the upcoming fiscal year.

The Software Business

      In expectation that - on a going forward basis - the software business will account for most if not all of future revenues, management is giving special attention to the fact that this business distinguishes itself from the Company's traditional hardware business in certain important criteria:

      (a) Target Clientele: even more so than with the keyboarding products, the Company expects its client mix to gravitate towards larger companies and organizations. A likely consequence, initially, will be a concentration of sales into a smaller number of larger projects and increased volatility in its revenue stream.

      (b) Sales Cycles: Software that has the potential of affecting a company's operations especially with respect to utilization of human resources is subjected to a possibly larger degree of test, scrutiny, and committee decision making than most other software products. Management therefore expects longer sales cycles which during the transition period until a break-even sales volume is achieved, will put additional strain on the Company's liquidity and financial resources.

      (c) Cost Structures: The software business to a significant degree is less capital intensive than the Company's traditional hardware business. Also, its overall cost structure is less sensitive to changes in volume. While this translates into improved predictability of future expenditures, it also burdens the Company with a certain level of quasi fixed expenses during the period when it is only beginning to realize cash flow from revenues. However, after passing the break-even point the Company will be the beneficiary of significant cash flows from any further revenue increases.

      In view of the above and of its limited financial resources the Company, at least during the upcoming quarters, will need to continue relying on outside financing to augment working capital until a sufficiently large revenue base has evolved. Management is working to secure such financing and fully expects to be able to successfully complete the transition to a specialized software house, with the goal of becoming the premier supplier of productivity enhancement software for the computer workplace, concentrating on areas such as worksite evaluation, employee training and work pacing.

Liquidity and Capital Resources

      At December 31, 1998, the working capital deficit amounted to $2,227,516 as compared with a deficit of $2,806,682 at December 31, 1997. The relative increase in working capital was a direct consequence of financing activities and other transactions more closely described below, which more than offset the total of investments in the new software business and the losses incurred .

      Such activities fall into four areas: (1) the divestiture of the hardware business pursuant to the Asset Purchase Agreement with 1320236 Ontario Inc. in November 1998 (see Item 1 "Business") which generated approximately $1.3 million cash for the Company; (2) the conversion of certain current and past-due Company debt totaling approximately $340,000 into common equity at the rate of $1 per share; (3) the raising of new capital through placement of the Company's Common Shares with domestic investors under private placement arrangements, and with foreign investors under exemptions pursuant to Regulation S promulgated under the Securities Act of 1933, as amended, by way of which the Company received an aggregate $2,787,000 net in new equity capital against issuance of a total of 1,525,866 shares, consisting of $2,512,000 cash and $275,000 representing the conversion of subscription prepayments received prior to December 31, 1997; and (4) loans extended by a director and shareholder of the Company (see Item 12 "Certain Relationships").

      Cash received from the 1320236 Ontario Inc. transaction was used to retire outstanding bank debt in the amount of approximately $800,000 owed to the Company's principal lender Carnegie Bank, who held a security interest in the sold assets, and to pay down certain trade liabilities in the aggregate amount of approximately $500,000. Cash received from the financing transactions mentioned under (3) and (4) above was primarily used to partially finance the software purchases pursuant to the Rolina Corporation and Vanity Software Publishing Co. acquisitions, and to offset losses from operations. The equity issues as per (3) took place during the first and second quarter of 1998 and have been discussed in more detail in the Company's last report on Form 10-KSB and the quarterly 10-QSB reports filed during 1988, all of which are incorporated herein by reference.

      The Company currently has only very limited financial resources, and needs to augment working capital through outside financing. Management's efforts in this direction center around securing additional funding from a variety of sources including debt instruments and a liquidation of unused NOL's for which recent New Jersey tax legislation created a market. Until such can be completed which is expected to occur towards the beginning of the second quarter, certain members of the Company's management have agreed to provide for needed bridge funding. Between December 31, 1998, and March 31, 1999, approximately $500,000 of such funds have been received by the Company (see "Certain Relationships"). In addition, during that period approximately $400,000 in debt have been converted into equity.

Changes in Accounting Treatment of Equity Issued

      Throughout the year, the Company has followed a valuation approach by which in cases where no specific $-amount could serve as independent measure in a particular transaction involving issuance of shares, any such shares of common stock issued against goods supplied or services performed by third parties were valued at the then current market price of Magnitude common shares for purpose of accounting for such transaction.

      During reviews at year-end, management decided to take the most conservative approach permissible in such matters. While equating the market price with the "fair market value" and using it as the measure for valuation usually constitutes the proper methodology, such policy may not necessarily be appropriate in cases where the shares issued are burdened with restrictions, or where the market for a company's securities is relatively thin. As a consequence of these deliberations, management decided to apply a discount of 50% to the market price in the accounting treatment of certain transactions where shares were issued and no other independent value measures were readily available. The financial statements for December 31, 1998, therefore reflect a retroactive adjustment in the accounting treatment of such transactions, most notably reductions in the carrying values as reported earlier, of software assets acquired pursuant to the Rolina and Vanity Software purchases and of certain other assets, by an aggregate $1,323,890 with a corresponding adjustment of Paid-in Capital.

ITEM 7: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's Financial Statements and Notes to Financial Statements are attached hereto as Exhibit A and incorporated herein by reference.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

      On July 26, 1997, the Company dismissed Feldman Radin & Co., P.C. ("FRC"), the Company's former independent accountant, previously engaged as the principal accountant to audit the Company's financial statements. On July 26, 1997, the Company's Board of Directors recommended and approved the hiring of Rosenberg Rich Baker Berman & Company Certified Public Accountants ("Rosenberg"), 380 Foothill Road, Bridgewater, New Jersey, as the Company's principal independent accountant.

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

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The names and ages of all directors and executive officers of the Company are as follows:
        Name                      Position                 Term(s) of Office
        ----                      --------                 -----------------

Steven D. Rudnik, Age 39   President, Chief Executive    January 8, 1999, until
                           Officer, Director             present

Michael G. Martin, Age 48  Director, Chairman of the     July 31, 1997, until
                           Board                         present

Jerry Swon, Age 49         President, Chief Executive    January 15, 1998, until
                           Officer                       December 23, 1998

Jerry Swon, Age 49         Director                      January 15, 1998, until
                                                         present

Joerg H. Klaube, Age 57    Vice President, Secretary,    July 31, 1997, until
                           Chief Financial Officer       present

Peter J. Buscetto, Age 51  Director                      October 7, 1997, until
                                                         present

Paul Chernis, Age 64       Director                      July 31, 1997, until
                                                         present

Bruce L. Deichl, Age 52    Director                      January 8, 1999, until
                                                         present

      There are no family relationships among the Company's Officers and Directors.

      All Directors of the Company hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Executive Officers of the Company are appointed by the Board of Directors at the annual meeting of the Company 's Directors and hold office for a term of one year or until they resign or are removed from office.

Resumes:

      Michael G. Martin - Chairman of the Board. Founded Magnitude, Inc. f/k/a Proformix, Inc. in 1991 and has served as President (until January 1998) and as a Director of that entity since its inception, and as President and CEO of the Company from July 1997 until January 1998, and as a Director since July 1997. Prior to forming Proformix, Inc., from 1983 to 1987, Mr.Martin founded and was President of CenterCore Inc., where he developed the CenterCore Workstation system for office furniture. Between 1987 and Proformix, Inc.'s inception in 1991, Mr.Martin was researching, developing and testing ergonomic products for what is now the Company.

      Steven D. Rudnik - President, CEO, and Director. Mr. Rudnik joined the Company in February 1998 with the acquisition of Rolina Corporation, co-founded by Mr.Rudnik in 1996, and was appointed President and Chief Executive Officer, and elected to the Board, in January 1999. Mr. Rudnik has extensive experience in software product development and an operational background in software companies extending over the past 20 years. In 1983, Mr.Rudnik joined Randall-Helms International, Inc. Over the next 13 years, he conceived and developed four independent families of stock market modeling software products aimed at the worldwide Institutional Investor market. Over this time, these product families generated over $25 million in sales, to more than 400 clients in 23 countries. Mr. Rudnik was Senior VP Development and Partner at the time Randall-Helms was sold in 1995.

      Joerg H. Klaube - Chief Financial Officer. Joined Proformix, Inc. in December 1994 as Vice President Finance & Administration. From 1993 to 1994 he was Vice President Administration for Comar Technologies Inc., a computer retail firm, and from 1983 to 1993 Chief Financial Officer for Unitronix Corporation, a public software design and computer marketing firm. Prior to that, Mr.Klaube was employed for 16 years with Siemens Corp., the US subsidiary of Siemens AG, where he served most recently as Director of Business Administration for its Telecommunications Division. He graduated from the Banking School in Berlin, Germany, and holds an MBA degree from Rutgers University.

      Jerry Swon - Director. Mr. Swon was appointed President and Chief Executive Officer in January 1998, an office which he served until December 1998 when the Company repositioned itself towards the software business and Steven D. Rudnik became President. Mr. Swon was elected to the Board in January 1998. Prior to joining the Company, Mr.Swon was Chairman of Royal Capital Inc., a New Jersey corporation specializing in acquisitions and project financing. From 1993 to 1996, Mr. Swon was President and CEO of Concord Energy, Inc., a public oil and gas company.

      Peter J. Buscetto - Director. Mr. Buscetto was appointed director of the Company in October 1997. He is President /CEO of PJB Associates, Inc., a Georgia consulting and investment company. Mr. Buscetto has an extensive marketing and operational background that extends over twenty-five years in the retail field. He was involved with the expansion of CompUSA where he served as Senior VP of Operations, CCO, and President of CompUSA East. Prior to that, he served fifteen years with the Hechinger Company, a Landover based Home Center company. He held various operational positions with the Hechinger Company, the last of which was Senior VP Operations for Home Quarters and a wholly owned subsidiary. PJB Associates is actively involved with several companies both as an investor and consultant, throughout the US and Europe.

      Paul Chernis - Director. Mr. Chernis was appointed a director of the Company in July 1997. Mr. Chernis has been a partner in the law firm Silverman, Collura, Chernis & Balzano, P.C. since June 1990 and specializes in corporate and securities law. The aforesaid law firm renders legal services to the Company. Mr. Chernis is a graduate of New York University School of Law, and prior to entering private practice in 1972, he served as Assistant Regional Administrator of the New York Regional Office the Securities and Exchange Commission.

      Bruce L. Deichl - Director. Mr. Deichl was appointed a director of the Company effective with January 8, 1999. Mr. Deichl has over 28 years experience in the banking/investment industry with Marine Midland Municipals as Assistant Vice President of Retail Sales and as Vice President of Institutional Sales with Thompson McKinnon. He has also held President positions at Royal Capital and Tax Transfer Corporation of New Jersey. Mr. Deichl was a director for the Marty Lyons Foundation for 12 years and founded the New Jersey chapter of the foundation which he chaired for five years. Mr. Deichl earned a BA in Economics from the University of Notre Dame in 1969.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      The Company is not subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10: EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation and executive capacities for the fiscal year ended December 31, 1998, for each executive officer whose aggregate cash remuneration exceeded $100,000, and for all executive officers as a group:

                                                             Aggregate cash
Name of individual         Capacity in which served       compensation (1) (2)
------------------         --------------------------     ---------------------

Steven D. Rudnik           President - Software Division        $ 106,923

Michael G. Martin          Chairman of the Board                $ 139,527

All executive officers
as a group (4 persons)                                          $ 343,545
-----------------------
(1)  The value of other non-cash compensation, except for the items listed under
     (2), that was extended to or paid for individuals named above did not exceed 10% of the aggregate cash compensation paid to such individual, or to all executive officers as a group.

(2) In November 1998, the Board of Directors of the Company awarded several stock grants as additional compensation for services during 1998, as follows:

Beneficiary                         Position                  No. of Shares )*
-----------                         --------                  ----------------
Michael G. Martin          Director                               150,000
Jerry Swon                 President, CEO                         150,000
Bruce L. Deichl            Director Nominee                       100,000

All such shares were registered on Form S-8 , on January 19, 1999.

* the closing price for the Company's common stock at the time of the grants was $1 per share.

Stock Options :

      The following table sets forth stock options granted during 1998 pursuant to the Company's 1997 Stock
Option Plan to executive officers, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:

--------------------------------------------------------------------------------

                           Number of Common      % of Total Options
                           Shares Underlying     Granted to Employees     Exercise      Expiration
Name                       Options Granted         in Fiscal Year       Price ($/Sh.)      Date
--------------------------------------------------------------------------------------------------
J. Klaube                    31,162                    0.9%                  1.00         11/19/08
S. Rudnik                    95,235                    2.6%                  1.00         1/31/08
P. Chernis                   40,000                    n/a                   1.00         11/19/05

         The following table sets forth stock options granted during 1998 outside of the Company's 1997 Stock Option Plan to executive officers, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:

M. Martin                   750,000                   20.6%                  1.00         5/15/08
S. Rudnik                   279,765                    7.7%                  1.00         1/31/08
S. Rudnik                   950,000                   26.1%                  1.00         11/19/08
J. Swon                     900,000                   24.7%                  1.00         5/15/08
M. Martin                   535,000 )*                14.7%                  0.50         12/31/08
------------------------------------

      * Options granted pursuant to an amendment of Mr. Martin's employment agreement of July 18, 1997. The shares underlying these options were registered on Form S-8 on January 19, 1999.

1997 Stock Option Plan:

      The Company's 1997 Stock Option Plan, as filed with Information Statement pursuant to Section 14(c) with the Commission on July 1, 1997, and with Registration Statement on Form S-8 with the Commission on September 8, 1997, is hereby incorporated by reference.

Compensation of Directors:

      The Company currently pays no outside directors' fees.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of February 26, 1999, the record and beneficial ownership of Common stock of the Company by each officer and director, all officers and directors as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title       Name and Address of        Amount and Nature of        Percent
of Class    Beneficial Owner         Beneficial Ownership(1)       of Class
--------    ----------------         ------------------------      --------
Common      Michael G. Martin              2,410,653(2)             26.64%
Stock       65 Nicole Avenue,
            Bridgewater, NJ

            Jerry Swon                     1,535,928(3)             16.23%
            5 Kerby Lane,
            Mendham, NJ

            Joerg H. Klaube                  100,000(4)              1.24%
            4 Claire Drive,
            Bridgewater, NJ

            Peter J. Buscetto                 79,944(5)              0.99%
            c/o the Company

            Paul Chernis                      40,000                 0.50%
            c/o the Company

            Steven D. Rudnik               1,558,334(6)             16.46%
            8 Knollwood Terr.,
            Chester, NJ

            All Directors and Officers     5,599,859                 47.22%
            as a Group (7 persons)

----------------------------
(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock which such person has the right to acquire within 60 days of February 26, 1999. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.
(2) Includes options to acquire 985,000 shares.
(3) Includes 27,327 shares owned by Royal Capital Inc., and 8,735 shares and options to acquire 1,399,866 shares, both owned by Jane Swon, spouse (Jane Swon is a principal shareholder of Royal Capital, Inc.),.
(4) Represents options to purchase a like number of shares.
(5) Includes 47,722 shares held by affiliated trusts, options to acquire 10,000 shares, and warrants to purchase 22,222 shares.
(6) Includes 77,778 shares to be issued pursuant to Mr.Rudnik's employment agreement, and options to acquire 1,325,000 shares.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In November 1998, a director and principal shareholder extended a working capital loan of $262,000 to the Company, secured by the assets of the Company, against issuance of a promissory note bearing interest at the rate of 10% p.a. .

      In November 1998, the Company entered into a consulting agreement with an individual who subsequently in January 1999 - joined the Company's board of directors, and pursuant to which the Company issued 1,000,000 shares of common stock. Such shares were registered on Form S-8 on December 22, 1998, which filing is incorporated herein by reference.

      Between December 30, 1998, and March 31, 1999, the director and principal shareholder first above mentioned extended working capital loans aggregating $395,560 to the Company, of which a portion of $351,060 was covered by a promissory note bearing interest at the rate of 10% p.a. During the same time, this director and shareholder exercised options to purchase 450,000 shares of the common stock of the Company, and was issued an additional 565,000 shares, against a combination of cash payments and cancellation of debt owed by the Company, in the aggregate amount of $507,500.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      The Exhibits that are filed with this report or that are incorporated by reference are set forth in the Exhibit Index attached hereto.

(b) Reports on Form 8-K

      There were no reports filed on Form 8-K during the quarter ended December 31, 1997.

      On January 27, 1999, the Company filed a report on Form 8-K, announcing an Asset Purchase Agreement and related agreements, consummated with 1320236 Ontario, Inc. d/b/a Office Specialty. Also announced was a change in the name of the Company. The report on Form 8-K including its exhibits is incorporated herein by reference.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

 MAGNITUDE INFORMATION SYSTEMS, INC.

 By:   /s/ Steven D. Rudnik                        Date:    April 14, 1999
       -----------------------------
       Steven D. Rudnik
       President, Chief Executive Officer
       (Principal Executive Officer),
       Director

 By:   /s/ Joerg H. Klaube                         Date:    April 14, 1999
       -----------------------------
       Joerg H. Klaube
       Secretary, Chief Financial Officer
       (Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                                          Date
         ----                                                          ----

       /s/ Michael G. Martin                                April 14, 1999
       -----------------------------
       Michael G. Martin, Chairman


                                                            April __, 1999
       -----------------------------
       Peter J. Buscetto, Director


       /s/  Paul Chernis                                    April 16, 1999
       -----------------------------
       Paul Chernis, Director


       /s/ Bruce Deichl                                     April 14, 1999
       -----------------------------
       Bruce L. Deichl, Director


       /s/ Jerry Swon                                       April 14, 1999
       -----------------------------
       Jerry Swon, Director

EXHIBIT INDEX

(A)   Financial Statements and Notes to Financial Statements

(2.1) Asset Purchase Agreement and Marketing and Development Agreement with
      1320236 Ontario Inc. d.b.a Office Specialty, both of the date November 18, 1998, filed with the Commission on Form 8-K on January 17, 1999, incorporated herein by reference.

(2.2)P Agreement and Plan of Merger with Rolina Corporation and Steven D.
      Rudnik, and Employment Agreement with Steven D. Rudnik, both of the date February 2 , 1998.

(2.3)P Asset Purchase Agreement with Vanity Software Publishing Corporation, dated April 30, 1998.

(4) Designation for Cumulative Preferred Stock filed January 13, 1998, with the State of Delaware, and incorporated herein by reference.

(11)  Statement re: Computation of earnings per share.

(16) Documentation regarding change in certifying accountant incorporated by reference to Form 8-K filed on July 31, 1997, filed by the Company with the Commission, and incorporated herein by reference.

(21)  Subsidiaries of the Company:

      (i) Magnitude, Inc. is a corporation formed under the laws of the State of Delaware and is the name under which it conducts business.

      (ii) Corporate Ergonomic Systems Inc. - a wholly owned subsidiary of Magnitude, Inc. - is a corporation formed under the laws of the State of New Jersey and is the name under which it conducts business.

(23)  Independent Auditors' Consent - attached to Exhibit A.

(27)  Financial Data Schedule - attached to Exhibit A.

OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE

(a) The Company's Quarterly Reports on Form 10-QSB for the periods ended March 31, 1998, June 30, 1998, and September 30, 1998.

(b) All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act since the Company's fiscal year ended December 31, 1997.

                                   EXHIBIT A

                                 Rosenberg Rich
                                  Baker Berman
                                   & Company
                         A PROFESSIONAL ASSOCIATION OF
                          CERTIFIED PUBLIC ACCOUNTANTS
         380 Foothill Road o P.O. Box 6483 o Bridgewater, NJ 08807-0483
          908-231-1000 o FAX: 908-231-6894 o E-Mail: rrbb@net-lynx.com

                                                                   April 7, 1999

To the Audit Committee of
Magnitude Information Systems, Inc. and Subsidiaries

We have audited the financial statements of Magnitude Information Systems, Inc. and Subsidiaries for the year ended December 31, 1998 and have issued our report thereon dated April 7, 1999. Professional standards require that we provide you with the following information related to our audit.

Our Responsibility Under Generally Accepted Auditing Standards

As stated in our engagement letter dated December 22, 1998, our responsibility, as described by professional standards, is to plan and perform our audit to obtain reasonable, but not absolute, assurance that the financial statements are free of material misstatement and are fairly presented in accordance with generally accepted accounting principles. Because of the concept of reasonable assurance and because we did not perform a detailed examination of all transactions, there is a risk that material errors, irregularities, or illegal acts, including fraud and defalcations, may exist and not be detected by us.

As part of our audit, we considered the internal control structure of Magnitude Information Systems, Inc. and Subsidiaries. Such considerations were solely for the purpose of determining our audit procedures and not to provide any assurance concerning such internal control structure.

Significant Accounting Policies

Management  has  the   responsibility  for  selection  and  use  of  appropriate
accounting policies. In accordance with the terms of our engagement letter, we will advice management about the appropriateness of accounting policies and their application. The significant accounting policies used by Magnitude Information Systems, Inc. and Subsidiaries are described in the notes to the financial statements. No new accounting policies were adopted and the application of existing policies was not changed during the year. We noted no transactions entered into by the Company during the year that were both significant and unusual, and of which, under professional standards, we are required to inform you, or transactions for which there is a lack of authoritative guidance or consensus.

To the Audit Committee of
Magnitude Information Systems, Inc. and Subsidiaries
April 7, 1999
Page 2


Accounting Estimates

Accounting estimates are an integral part of the financial statements prepared by management and are based on management's knowledge and experience about past and current events and assumptions about future events. Certain accounting estimates are particularly sensitive because of their significance to the financial statements and because of the possibility that future events affecting them may differ significantly from those expected.

Significant Audit Adjustments

For purposes of this letter, professional standards define a significant audit adjustment as a proposed correction of the financial statements that, in our judgment, may not have been detected except through our auditing procedures. These adjustments may include those proposed by us but not recorded by the Company that could potentially cause future financial statements to be materially misstated, even though we have concluded that such adjustments are not material to the current financial statements. We proposed no audit adjustments that could, in our judgment, either individually or in the aggregate, have a significant effect on the Company's financial reporting process.

Disagreements with Management

For purposes of this letter, professional standards define a disagreement with management as a matter, whether or not resolved to our satisfaction, concerning a financial accounting, reporting, or auditing matter that could be significant to the financial statements or the auditor's report. We are pleased to report that no such disagreements arose during the course of our audit.

Consultations with Other Independent Accountants

In come cases, management may decide to consult with other accountants about auditing and accounting matters, similar to obtaining a "second opinion" on certain situations. If a consultation involves application of an accounting principle to the Company's financial statements or a determination of the type of auditor's opinion that may be expressed on those statements, our professional standards require the consulting accounting to check with us to determine that the consultant has all the relevant facts. To our knowledge, there were no such consultations with other accountants.

To the Audit Committee of
Magnitude Information Systems, Inc. and Subsidiaries
April 7, 1999
Page 3


Issues Discussed Prior to Retention of Independent Auditors

We generally discuss a variety of matters, including the application of accounting principles and auditing standards, with management each year prior to retention as the Company's auditors. However, these discussions occurred in the normal course of our professional relationship and our responses were not a condition to our retention.

Difficulties Encountered in Performing the Audit

We encountered no significant difficulties in dealing with management in performing and completing our audit.

This information is intended solely for the use of the Audit Committee, Board of Directors, and management of Magnitude Information Systems, Inc. and should not be used for any other purpose.

                                           Very truly yours,

                                           /s/Rosenberg Rich Baker Berman & Co.
                                           -------------------------------------
                                           Rosenberg Rich Baker Berman & Co.

              Magnitude Information Systems, Inc. and Subsidiaries
               (formerly Proformix Systems, Inc. and Subsidiaries)
                        Consolidated Financial Statements
                                December 31, 1998

              Magnitude Information Systems, Inc. and Subsidiaries
               (formerly Proformix Systems, Inc. and Subsidiaries)
                 Index to the Consolidated Financial Statements
                                December 31, 1998

                                                                           Page

Independent Auditors' Report............................................     1

Financial Statements

   Consolidated Balance Sheet...........................................     2

   Consolidated Statements of Operations................................     3

   Consolidated Statement of Stockholders Equity (Deficit)..............   4-5

   Consolidated Statements of Cash Flows................................   6-7

   Notes to the Consolidated Financial Statements.......................  8-21

                          Independent Auditors' Report

To the Board of Directors and Stockholders of Magnitude Information Systems, Inc. and Subsidiaries
   (formerly Proformix Systems, Inc. and Subsidiaries)

We have audited the accompanying consolidated balance sheet of Magnitude Information Systems, Inc. and Subsidiaries as of December 31, 1998 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the two years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magnitude Information Systems, Inc. and Subsidiaries as of December 31, 1998 and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the Notes to the Consolidated Financial Statements, as of December 31, 1998, the Company has a negative working capital position and has experienced net losses and negative cash flows from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in the notes to the financial statements. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts or classifications of liabilities that might be necessary should the Company be unable to continue in operation.

Bridgewater, New Jersey
April 7, 1999

              Magnitude Information Systems, Inc. and Subsidiaries
               (formerly Proformix Systems, Inc. and Subsidiaries)
                           Consolidated Balance Sheet
                                December 31, 1998

      Assets
Current Assets
     Cash                                                           $     9,403
     Accounts receivable net of allowance
       for doubtful accounts of $109,421                                109,249
     Inventories                                                         26,789
     Miscellaneous receivables                                           54,743
     Prepaid expenses                                                   385,608
                                                                    -----------
             Total Current Assets                                       585,792
Property, plant and equipment                                           148,283
Investment in Input Technologies - at cost                               60,000
Software, net of accumulated amortization of $116,123                 1,339,267
Other assets                                                              5,111
                                                                    -----------
             Total Assets                                           $ 2,138,453
                                                                    ===========

      Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
     Accounts payable and accrued expenses                          $ 1,673,742
     Dividends payable                                                    9,000
     Loans payable                                                      369,730
     Current maturities of notes payable                                550,000
     Current maturities of long-term debt                               195,010
     Current maturities of capitalized lease obligations                 15,826
                                                                    -----------
             Total Current Liabilities                                2,813,308
Notes payable, less current portion                                   1,025,000
Long term debt, less current portion                                    262,000
Obligations under capital leases, excluding
    current maturities                                                   29,839
                                                                    -----------
             Total Liabilities                                      $ 4,130,147
                                                                    -----------

Minority Interest                                                          --
Stockholders' Equity (Deficit)
     Preferred stock Series A, $.01 par value,
        authorized 3,000,000 shares; issued and
        outstanding, 0 shares                                              --
     Cumulative preferred stock, $.001 par value;
        2,500 shares authorized, 10 shares issued
        and outstanding                                                    --
     Common stock, $.0001 par value, 30,000,000 shares
        authorized; 6,431,113 shares issued and
        outstanding                                                         643
     Contributed capital                                                 81,000
     Additional paid in capital                                       6,832,728
     Accumulated deficit                                             (8,906,065)
                                                                    -----------
             Total Stockholders' Equity (Deficit)                    (1,991,694)
                                                                    -----------
             Total Liabilities and Stockholders' Equity (Deficit)     2,138,453
                                                                    ===========

See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
               (formerly Proformix Systems, Inc. and Subsidiaries)
                      Consolidated Statements of Operations

                                                       Year Ended December 31,
                                                    ----------------------------
                                                        1998            1997
                                                    -----------     ------------


Net Sales                                           $ 2,926,455     $ 3,125,009
Cost of goods sold                                    1,590,440       1,451,204
                                                    -----------     -----------

Gross Profit                                          1,336,015       1,673,805
Selling, general and administrative expenses          3,924,777       2,801,975
                                                    -----------     -----------

(Loss) From Operations                               (2,588,762)     (1,128,170)
                                                    -----------     -----------

Other Income (Expense)
  Miscellaneous income                                   86,872          90,977
    Interest income                                       1,384            --
    Lawsuit settlement                                  (10,000)           --
  Miscellaneous expense                                (172,385)           --
  Interest expense                                     (343,394)       (338,038)
  Loss on disposition of assets                        (104,336)       (132,514)
                                                    -----------     -----------

    Total Other (Expense)                              (541,859)       (379,575)
                                                    -----------     -----------
(Loss) From Continuing Operations Before
  Provision for Income Taxes                         (3,130,621)     (1,507,745)

Provision for Income Taxes                                 --              --
                                                    -----------     -----------

(Loss) From Continuing Operations                    (3,130,621)     (1,507,745)
Discontinued Operations
  Gain on disposal of hardware line of
  business (net of $0 income tax effect)                599,712            --
                                                    -----------     -----------
Net (Loss)                                          $(2,530,909)    $(1,507,745)
                                                    ===========     ===========

Net (Loss) Per Common Share:
     (Loss) From Continuing Operations              $      (.72)    $      (.76)
      Discontinued Operations                               .14            --
                                                    -----------     -----------
     Net (Loss)                                     $      (.58)    $      (.76)
                                                    ===========     ===========
Weighted Average of Common Shares
  Outstanding                                         4,324,292       2,094,724
                                                    ===========     ===========

See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
               (formerly Proformix Systems, Inc. and Subsidiaries)
            Consolidated Statement of Stockholders' Equity (Deficit)
                     Years Ended December 31, 1998 and 1997


                                                            Convertible         Cumulative
                                                          Preferred Shares    Preferred Shares       Common Stock
                                                          ----------------   -----------------    -------------------
                                                          Shares    Amount    Shares    Amount     Shares      Amount
                                                          ------    ------   --------   ------    ---------   -------
      Balances, January 1, 1997                              --     $  --          10   $  --     3,417,655   $ 3,418
Dividends on cumulative preferred shares                     --        --          --      --           --        --
Dividends on cumulative preferred shares
  waived                                                     --        --          --      --           --        --
Issuances of common stock granted for
  services performed                                         --        --          --      --     1,210,000     1,210
Issuances of common stock pursuant to stock
  option exercise per consulting agreement                   --        --          --      --       701,343       702
Issuance of common stock for conversion of
  accrued interest on private placement notes                --        --          --      --       281,539       282
Issuance of common stock pursuant to consulting
  agreement                                                  --        --          --      --     2,900,000     2,900
                                                          ------    ------   --------   ------    ---------   -------
    Subtotal - Magnitude, Inc.                               --        --          10      --     8,510,537     8,512
Exchange of Magnitude, Inc. preferred stock for
  preferred stock of the Company                             --        --         (10)     --           --        --
Recapitalization pursuant to reverse acquisition:            --        --          --      --           --        --
  Exchange of Magnitude, Inc. common shares 3.4676
    to 1 common share of the Company                         --        --          --      --    (8,266,757)   (8,267
  Magnitude, Inc. common shares not tendered and
    accounted for as a minority interest                     --        --          --      --      (243,780)     (245)
                                                          ------    ------   --------   ------   ----------   -------
    Subtotal - Magnitude, Inc.                               --        --          --      --           --        --
Opening common and preferred stock of the Company
  prior to the exchange with Magnitude, Inc.                 --        --      35,036      --        43,064         4
Cancelation of the Company's preferred stock                 --        --     (35,036)     --           --        --
Issuance of common stock of the Company to
  Royal Capital, Inc.                                        --        --          --      --       313,600        32
Fractional shares canceled                                   --        --          --      --           (18)      --
Exchange of the Company's common stock, one common
  share for 3.4676 common shares of Magnitude, Inc.
Exchange of the Company's preferred stock for
  preferred stock of Magnitude, Inc.                         --        --          10      --          --         --
                                                          ------    ------   --------   ------   ----------   -------
    Subtotal - the Company                                   --        --          10      --     2,740,646      (274)
Issuance of common stock to President pursuant
  to grant                                                   --        --          --      --        60,000         6
Issuance of common stock to domestic private
  individuals pursuant to an exemption under
  Rule 506                                                   --        --          --      --        28,611         3
Issuance of common stock to foreign investors
  pursuant to Reg. S.                                        --        --          --      --        69,250         7

Net loss, year ended December 31, 1997                       --        --          --      --          --         --
                                                          ------    ------   --------   ------   ----------   -------
                                                             --     $  --          10   $  --     2,898,507   $   290
  Balances, December 31, 1997                             ======    ======   ========   ======   ==========   =======


                                                                                                         Total
                                                                         Additional                   Stockholders
                                                          Contributed     Paid in      Accumulated       Equity
                                                            Capital       Capital        Deficit        (Deficit)
                                                          -----------    ----------    -----------    ------------
      Balances, January 1, 1997                            $162,000      $1,361,108    $(4,957,411)    (3,430,885)
Dividends on cumulative preferred shares                       --              --           (9,000)        (9,000)
Dividends on cumulative preferred shares
  waived                                                     81,000            --          (81,000)           --
Issuances of common stock granted for
  services performed                                           --            44,790            --          46,000
Issuances of common stock pursuant to stock
  option exercise per consulting agreement                     --           216,636            --         217,338
Issuance of common stock for conversion of
  accrued interest on private placement notes                  --           281,250            --         281,532
Issuance of common stock pursuant to consulting
  agreement                                                    --            (2,900)           --             --
                                                          -----------    ----------    -----------    ------------
    Subtotal - Magnitude, Inc.                              243,000       1,900,884     (5,047,411)    (2,895,015)
Exchange of Magnitude, Inc. preferred stock for
  preferred stock of the Company                               --              --              --             --
Recapitalization pursuant to reverse acquisition:              --              --              --             --
  Exchange of Magnitude, Inc. common shares 3.4676
    to 1 common share of the Company                           --             8,267            --             --
  Magnitude, Inc. common shares not tendered and
    accounted for as a minority interest                       --               245            --             --
                                                          -----------   -----------   ------------   -------------
    Subtotal - Magnitude, Inc.                              243,000       1,909,396     (5,047,411)    (2,895,015)
Opening common and preferred stock of the Company
  prior to the exchange with Magnitude, Inc.                   --               (4)            --              --
Cancelation of the Company's preferred stock                   --               --             --              --
Issuance of common stock of the Company to
  Royal Capital, Inc.                                          --              (32)            --              --
Fractional shares canceled                                     --               --             --              --
Exchange of the Company's common stock, one common
  share for 3.4676 common shares of Magnitude, Inc.            --              (238)           --              --
Exchange of the Company's preferred stock for
  preferred stock of Magnitude, Inc.                           --               --             --              --
                                                          -----------   -----------   ------------   -------------
    Subtotal - the Company                                  243,000       1,909,122     (5,047,411)    (2,895,015)
Issuance of common stock to President pursuant
  to grant                                                     --                (6)           --              --
Issuance of common stock to domestic private
  individuals pursuant to an exemption under
  Rule 506                                                     --           128,747            --         128,750
Issuance of common stock to foreign investors
  pursuant to Reg. S.                                          --           276,993            --         277,000

Net loss, year ended December 31, 1997                         --               --      (1,507,745)    (1,507,745)
                                                          -----------   -----------   ------------   -------------
                                                         $  243,000     $ 2,314,856   $ (6,555,156)  $ (3,997,010)
  Balances, December 31, 1997                            ===========    ===========   ============   =============

              See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
               (formerly Proformix Systems, Inc. and Subsidiaries)
            Consolidated Statement of Stockholders' Equity (Deficit)
                     Years Ended December 31, 1998 and 1997


                                                            Convertible         Cumulative
                                                          Preferred Shares    Preferred Shares       Common Stock
                                                          ----------------   -----------------    -------------------
                                                          Shares    Amount    Shares    Amount     Shares      Amount
                                                          ------    ------   --------   ------    ---------   -------
Balances, January 1, 1998                                   --      $ --        10      $ --      2,898,507   $   290
Accrued Dividends on cumulative preferred shares
  reversed                                                  --        --        --        --            --        --
Dividends on cumulative preferred shares waiver
  reversed                                                  --        --        --        --            --        --
Issuances of common stock to domestic private
  individuals pursuant to an exemption under Rule 506       --        --        --        --         79,722         8
Issuances of common stock to foreign investors
  pursuant to Reg. S.                                       --        --        --        --      1,453,644       145
Exchange of the Company's common stock, one common
  share for 3.4676 common shares of Magnitude, Inc.         --        --        --        --         22,061         2
Issuance of common stock for conversion of accrued
  interest on private placement notes                       --        --        --        --         10,411         1
Issuance of common stock in exchange for prepaid
  advertising                                               --        --        --        --        150,000        15
Issuance of common stock pursuant to Rolina
  Corporation merger                                        --        --        --        --        155,556        16
Issuance of common stock pursuant to Vanity Software
  Publishing Corporation acquisition                        --        --        --        --        224,000        22
Issuance of common stock granted for services
  performed                                                 --        --        --        --      1,080,177       108
Issuance of common stock for conversion of loan
  and accrued interest                                      --        --        --        --        342,000        34
Issuance of common stock pursuant to sales incentive
  awards                                                    --        --        --        --          5,035         1
Issuance of common stock in exchange for product
  rights                                                    --        --        --        --         10,000         1

Net loss, year ended December 31, 1998                      --        --        --        --            --         --
                                                          ------    ------   --------   ------    ---------   -------
Balances, December 31, 1998                                 --      $ --        10      $ --      6,431,113   $   643
                                                          ======    ======   ========   ======    =========   =======

                                                                                                         Total
                                                                         Additional                   Stockholders
                                                          Contributed     Paid in      Accumulated       Equity
                                                            Capital       Capital        Deficit        (Deficit)
                                                          -----------    ----------    -----------    ------------
Balances, January 1, 1998                                  $243,000      $2,314,856    $(6,555,156)    (3,997,010)
Accrued Dividends on cumulative preferred shares
  reversed                                                     --               --          18,000         18,000
Dividends on cumulative preferred shares waiver
  reversed                                                 (162,000)            --         162,000            --
Issuances of common stock to domestic private
  individuals pursuant to an exemption under Rule 506          --           199,992            --         200,000
Issuances of common stock to foreign investors
  pursuant to Reg. S.                                          --         2,586,855            --       2,587,000
Exchange of the Company's common stock, one common
  share for 3.4676 common shares of Magnitude, Inc.            --                (2)           --             --
Issuance of common stock for conversion of accrued
  interest on private placement notes                          --            36,101            --          36,102
Issuance of common stock in exchange for prepaid
  advertising                                                  --           374,985            --         375,000
Issuance of common stock pursuant to Rolina
  Corporation merger                                           --           388,874            --         388,890
Issuance of common stock pursuant to Vanity Software
  Publishing Corporation acquisition                           --           559,978            --         560,000
Issuance of common stock granted for services
  performed                                                    --            29,892            --          30,000
Issuance of common stock for conversion of loan
  and accrued interest                                         --           341,199            --         341,233
Issuance of common stock pursuant to sales incentive
  awards                                                       --                (1)           --             --
Issuance of common stock in exchange for product
  rights                                                       --                (1)           --             --

Net loss, year ended December 31, 1998                         --               --      (2,530,909)    (2,530,909)
                                                          -----------    ----------    -----------    ------------
Balances, December 31, 1998                               $  81,000      $6,832,728    $(8,906,065)   $(1,991,694)
                                                          ===========    ==========    ===========    ============

              See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
               (formerly Proformix Systems, Inc. and Subsidiaries)
                      Consolidated Statements of Cash Flows

                                                       Year Ended December 31,
                                                   -----------------------------
                                                       1998            1997
                                                   ------------    -------------
Cash Flows From Operating Activities
  Net Income (Loss)                                $ (2,530,909)   $ (1,507,745)
  Adjustments to Reconcile Net (Loss) to
   Net Cash (Used) by Operating Activities
    Depreciation and amortization                       266,589         268,155
    Loss on disposition of assets                       112,112         132,514
    Bad debt provision                                   94,287             370
    Forgiveness of debt                                (32,893)          90,977
      Inventory variance                                132,890              --
      Return reserve provision                           30,000              --
  Decreases (Increases) in Assets
    Accounts receivable                                  50,956         144,674
      Miscellaneous receivables                         (54,743)             --
    Inventories                                        (317,650)         11,139
    Prepaid expenses                                     36,996          11,337
    Other assets                                            414          (1,127)
  Increases (Decreases) in Liabilities
    Accounts payable and accrued expenses               403,405         170,117
    Trade acceptance payable                            (44,860)         44,860
    Advances payable                                         --         275,000
                                                   ------------    ------------
       Net Cash (Used) by Operating
         Activities                                  (1,853,406)       (359,729)
                                                   ------------    ------------
Cash Flows From Investing Activities
  Purchases of equipment, fixtures,
    and software                                       (569,857)        (56,372)
  Sales of property and equipment                       716,926              --
                                                   ------------    ------------
       Net Cash Provided (Used) by
         Investing Activities                           147,069         (56,372)
                                                   ------------    ------------
Cash Flows From Financing Activities
  Repayment of notes payable                            (25,000)             --
  Proceeds from long-term debt                          342,000              --
  Repayment of long-term debt                          (750,577)       (148,950)
  Repayment of capital lease obligations                 (7,229)         (7,660)
  Repayment of officer loans payable                    (85,000)        (30,000)
  Proceeds from loans payable                                --          25,000
  Repayment of loans payable                           (275,000)        (25,000)
  Proceeds from issuance of common stock              2,512,000         605,750
                                                   ------------    ------------
       Net Cash Provided by Financing
         Activities                                   1,711,194         419,140
                                                   ------------    ------------
Net increase in Cash                                      4,857           3,039
Cash at beginning of period                               4,546           1,507
                                                   ------------    ------------
Cash at end of period                              $      9,403    $      4,546
                                                   ============    ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION
  Interest Paid                                    $    245,916    $    142,875
                                                   ============    ============
  Taxes Paid                                       $      4,320    $        425
                                                   ============    ============

See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
               (formerly Proformix Systems, Inc. and Subsidiaries)
                      Consolidated Statements of Cash Flows

                                                        Year Ended December 31,
                                                        ------------------------
                                                           1998          1997
                                                        ----------     ---------
Schedule of non-cash financing activities

   In connection with the retirement of
    $36,102 of accrued interest on a promissory
    note, 10,411 common shares were issued              $  36,102      $      --
                                                        =========      =========
   Capitalized lease obligations incurred for
    use of equipment                                    $  26,376      $      --
                                                        =========      =========
   In connection with the acquisition of a 20%
    equity interest in Input Technologies
    LLC, $60,000 of accounts receivable were
    written off                                         $  60,000      $      --
                                                        =========      =========
  In connection with the Rolina Corporation
   merger, secured payment obligation
   incurred                                             $ 100,000      $      --
                                                        =========      =========
  In connection with the issuance of common
   stock, 281,539 Magnitude, Inc. shares
   were issued as consideration for accrued
   interest on $1,175,000 of private
   placement notes                                      $              $ 281,539
                                                        =========      =========
  Promissory note issued in connection with
   retirement of other promissory notes
   and the repayment of a past due
   subordinated debenture                               $              $ 316,849
                                                        =========      =========
  In connection with the issuance of common
   stock, 75,000 Magnitude, Inc. shares
   were issued as consideration for past
   services                                             $              $  46,000
                                                        =========      =========
  In connection with a stock option exercise,
   34,676 Magnitude, Inc. shares were
   issued in connection with a reduction in
   accrued expenses                                     $              $  17,338
                                                        =========      =========
  In connection with the obtaining of prepaid
   advertising, 150,000 common shares
   were issued                                          $ 375,000      $
                                                        =========      =========
 In connection with the Rolina Corporation
  merger, 155,556 common shares were
  issued                                                $ 388,890      $
                                                        =========      =========
 In connection with the Vanity Software
  Publishing Corporation acquisition,
  224,000 common shares were issued                     $ 560,000      $
                                                        =========      =========
 In connection with the issuance of common
  stock, 72,677 shares were issued as
  consideration for past services                       $  30,000      $
                                                        =========      =========

  In  connection with the retirement of a
   $316,849 promissory note and accrued
   interest thereon, 342,000 common shares
   were issued                                          $ 341,233      $
                                                        =========      =========


See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
               (formerly Proformix Systems, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Organization

    Magnitude Information Systems, Inc. (the "Company" or "Magnitude") was incorporated as a Delaware corporation on April 19, 1988 under the name
    Fortunistics Inc. On March 4, 1993, the Company changed its name to Whitestone Industries, Inc. On July 14, 1997, the Company changed its name to Proformix Systems, Inc., and on November 18, 1998, the Company changed its name to Magnitude Information Systems, Inc.

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

    On June 24, 1997, the Company, Royal, and Proformix, Inc., a company incorporated in the State of Delaware in October 1991, entered into an acquisition agreement as a consequence of which the Company on July 2, 1997, submitted a stock exchange offer to the shareholders of Proformix, Inc. Proformix, Inc. in November, 1998 changed its name to Magnitude, Inc. and is hereafter referred to as Magnitude, Inc. In order to enter into the aforesaid agreement, the Company's then Board of Directors authorized a 137:
    1 reverse split of its outstanding shares of common stock, and spun off the shares of its wholly owned subsidiary Golden Bear Entertainment Corporation to its then current shareholders in the form of a stock dividend. This distribution effectively eliminated all assets and liabilities from the books of the Company prior to the acquisition of Magnitude, Inc.

    The exchange offer to the Magnitude, Inc. shareholders gave them the choice to exchange their shares of the common stock in Magnitude, Inc. into newly to be issued common stock of Whitestone at the rate of 3.4676 shares of Magnitude, Inc. common stock to 1 share of Whitestone common stock, and to holders of Magnitude Cumulative Preferred Stock, to exchange their shares into newly to be issued Cumulative Preferred Stock of Whitestone at the rate of 1 to 1. The exchange transaction resulted in the former Magnitude, Inc. shareholders owning approximately 90% of the combined entity. Holders of approximately 98% of Magnitude, Inc. common stock have agreed to the stock exchange and tendered their common shares in exchange for Whitestone common shares. The remaining 2% of Magnitude, Inc. stockholders hold a minority interest which is valued at $0.

    For accounting purposes, the acquisition has been treated as an acquisition of Whitestone by Magnitude, Inc. and a recapitalization of Magnitude, Inc. The historical financial statements prior to July 2, 1997 are those of Magnitude, Inc. Proforma information is not presented since the combination is considered a recapitalization. Subsequent to the exchange, the Company and Magnitude, Inc. remain as two separate legal entities whereby Magnitude, Inc. operates as a subsidiary of the Company, however, the operations of the newly combined entity are currently comprised solely of the operations of Magnitude, Inc.

    On February 2, 1998, the Company entered into an Agreement and Plan of Merger with Rolina Corporation, a privately held New Jersey software developing firm, and on April 30, 1998, into an Asset Purchase Agreement with Vanity Software Publishing Co., a Canadian developer of specialized software, whereby the Company, in return for payments in form of cash and equity, acquired the rights to certain software products and related assets, with such software products subsequently forming the basis for the further development, during the year, of the Company's proprietary Proformix EMS Software System.

              Magnitude Information Systems, Inc. and Subsidiaries
               (formerly Proformix Systems, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements

    On November 18, 1998, the Company and its wholly owned subsidiary Magnitude, Inc. entered into an Asset Purchase Agreement and several related agreements with 1320236 Ontario Inc. ("OS"), a publicly traded Canadian designer, manufacturer and distributor of office furniture based in Holland Landing, Ontario, Canada, pursuant to which OS acquired Magnitude, Inc.'s hardware product line comprised of the Company's ergonomic keyboard platform products and accessories, and all related inventory and production tooling and warehousing assets, and all intellectual property rights including the Proformix name, against a cash consideration and on ongoing contingent stream of royalty payments on OS' sales of the Proformix hardware products. The Company will continue to market its proprietary software under the Proformix label. The Agreement with OS also provided for the retirement of the Company's then existing bank debt, out of the proceeds of the transaction.

    Until November 18, 1998, when the Company sold its hardware product line comprised of Magnitude, Inc.'s ergonomic keyboard platform products and accessories, its business was primarily centered around the design, development, manufacture, and marketing of research-based ergonomic accessory products for the computerized workplace. In parallel, and beginning  with the  February  1998  acquisition  by the  Company  of Rolina
    Corporation, an early stage software business which had developed an ergonomic software product that was being marketed under the name "ErgoSentry", and the subsequent acquisition in May 1998 of substantially all of the assets of Vanity Software Publishing Corporation, a Canadian software firm, which also included a certain ergonomic software package known as "ErgoBreak", the Company engaged in the development of a unique suite of software packages designed to increase productivity in the computer related work environment which include the before mentioned "ErgoSentry" and "ErgoBreak" products. These efforts resulted, in November 1998, in the release to the market of the proprietary "Proformix EMS (Ergonomic Management System) software system. With the sale of the hardware product line, the Company's business is now focused exclusively on the further development and marketing of these software products. As such, the Company currently must be considered an enterprise in transition, because it has not yet realized material revenues from licensing its software.

    Magnitude Inc.'s wholly owned subsidiary, Corporate Ergonomic Solutions, Inc. (Ergonomics) was incorporated in the State of New Jersey during October 1992. Ergonomics, which commenced operations in September 1998, was formed primarily to market Proformix's hardware products which has since been disposed of. Prior to that, its operations had not been significant.

  Going Concern Uncertainty

    The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company has negative working capital of $2,227,516 as of December 31, 1998. Additionally, the Company generated net losses from operations of $3,130,621 and $1,507,745 along with negative cash flows from operations of $1,853,406 and $359,729 for the years ended December 31, 1998 and 1997, respectively. A large portion of accounts payable and accrued expenses are either overdue or otherwise beyond original terms. The Company has negotiated extended payment terms with key suppliers, and entered into several pay-out agreements with other creditors.

    These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue in operation.

    The Company's plans to overcome these difficulties, include raising funding through debt, new equity capital or a combination of both. Management has provided for bridge funding of which approximately $500,000 has been subsequently received.

              Magnitude Information Systems, Inc. and Subsidiaries
               (formerly Proformix Systems, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

  Principles of Consolidation

    The consolidated financial statements include the accounts of Magnitude Information Systems, Inc. and its subsidiaries, Magnitude, Inc. and Corporate Ergonomic Solutions, Inc. All significant intercompany balances and transactions have been eliminated.

  Inventories

    Inventory consists of finished goods which are stated at the lower of cost (determined by the first-in, first out method) or market. The sale of the Company's hardware product line resulted in a loss on disposal of inventory of $74,736.

  Depreciation and Amortization

    Property, plant and equipment are recorded at cost. Certain molds were being depreciated using the units of production method based upon an estimated useful life of 1,000,000 units. During 1997, the company changed the estimated useful life of these molds to 300,000 units. The effect of this change in estimate increased the Company's net loss for 1997 by $169,073. As part of the OS Asset Purchase Agreement, molds with a remaining net book value of $312,258 and equipment with a remaining net book value of $6,110 were sold. Depreciation on remaining equipment, furniture and fixtures and leasehold improvements is computed on the straight line method over the estimated useful lives of such assets between 5-10 years. Maintenance and repairs are charged to operations as incurred.

  Hardware

    System design costs and software acquisition costs are amortized on a straight-line basis over an estimated useful life of 10 years. As part of the OS Asset Purchase Agreement, hardware system design costs with a remaining net book value of $57,920 were sold. Deferred finance charges are amortized using the straight line method over a period of 4-5 years. Remaining charges of $19,495 after retirement of the Company's then existing bank debt as part of the OS Asset Purchase Agreement were written off.

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

  Securities Issued for Services, Continued

    Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-based Compensation". The statement generally suggests, but does not require, employee stock-based compensation transactions be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. As permitted by the statement, the Company has elected to continue to follow the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees', which does not require compensation to be recorded if the consideration to be received is at least equal to the fair value at the measurement date. The adoption of SFAS No. 123 does not have a material impact on the financial statements.

  Investment

    Investment in Input Technologies LLC is accounted for under the cost method.

              Magnitude Information Systems, Inc. and Subsidiaries
               (formerly Proformix Systems, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

  Income Taxes

    The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company's income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, the benefit for income taxes has been offset entirely by a valuation allowance against the related deferred tax asset for the year ended December 31, 1998.

  Net Loss Per Share

    Net loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share," is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive.

  Revenue Recognition

    Revenue from hardware product sales is recognized at the time of shipment provided that the resulting receivable is deemed probable of collection. Revenue from software sales is recognized at the time of licensing provided that the resulting receivable is deemed probable of collection.

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

              Magnitude Information Systems, Inc. and Subsidiaries
               (formerly Proformix Systems, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements

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

INVENTORIES

    Inventories consisted of the following at December 31, 1998:

           Finished goods                                          $ 26,789
                                                                   --------
                                                                   $ 26,789
                                                                   ========

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment consist of the following at December 31, 1998:

           Equipment                                               $195,903
           Furniture and fixtures                                    66,093
           Leasehold improvements                                    45,770
                                                                   --------
                                                                    307,766
           Less accumulated depreciation                            159,483
                                                                   --------
                                                                   $148,283
                                                                   ========

    Depreciation expense charged to operations was $107,928 and $237,189 in 1998 and 1997, respectively.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

    Accounts payable and accrued expenses consisted of the following at December 31, 1998:

          Accounts payable                                 $   782,863
          Accrued interest                                     283,722
          Accrued commissions                                   97,532
          Accrued returns                                       30,000
          Accrued legal settlement                              20,000
          Accrued professional fees                            130,000
          Deferred royalties                                    91,531
          Accrued payroll                                      188,014
          Miscellaneous accruals                                70,080
                                                           -----------
                                                           $ 1,693,742
                                                           ===========

              Magnitude Information Systems, Inc. and Subsidiaries
               (formerly Proformix Systems, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements

LOANS PAYABLE

    Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at December 31, 1998:

      Pursuant to three  promissory  notes  signed  throughout
        1995 and 1996, an investor  advanced  Magnitude,  Inc.
        a total of $90,000  payable upon demand with  interest
        at 12% per annum.                                             $   90,000

      On December 4, 1996, Magnitude, Inc. repurchased 500,000
        shares  of its common stock  and  retired same against
        issuance of a  promissory note  maturing twelve months
        thereafter accruing interest at  5% per annum and  due
        December 4, 1998. This note is overdue at December 31,
        1998 and no demand for  payment has been made  through
        April  7,  1999  75,000  On  December  31,  1998,  the
        Company's  board  chairman issued a short-term loan to
        the Company                                                       80,000

      Pursuant to a promissory note dated January 22, 1996, an
        officer of the Company advanced  the  sum  of  $64,730
        which  is due upon demand and accruing interest at the
        rate of 12% per annum.                                            24,730

      Pursuant  to  the Rolina Corporation Agreement & Plan of
        Merger  dated  February  2, 1998  the  Company  was to
        deliver to Steven D. Rudnik $100,000 eight months from
        the closing date. Such amount  is  overdue  and  as  a
        result Mr. Rudnik has a lien on certain software
        products.                                                        100,000
                                                                        --------
               Total                                                    $369,730
                                                                        ========
NOTES PAYABLE

  Private Placement Offering

    During February through June 1995, an underwriter acting as placement agent offered on behalf of Magnitude, Inc. in a private placement offering a minimum of five (5) and a maximum of twenty (20) units. The first 5 units were offered on a "best efforts all or none" basis and the remaining 15 units on a "best efforts" basis. Each unit consisted of a $100,000, 12% promissory note and 10,000 shares of Magnitude, Inc.'s common stock. The promissory notes were originally due on the earlier of 12 months from their issuance or the completion of a public or private financing of either debt or equity securities of Magnitude, Inc. whereby, if such financing was for less than the principal amount of said notes, then the principal amount of said notes were to be repaid on a pro-rata basis. These notes were subsequently extended for an additional 6 months, and further by an additional 9 months. In May 1997 a restructuring agreement caused the reclassification of $1,175,000 of these notes to long-term debt. These notes were extended and modified to (i) mature by April 30, 2000, (ii) change from 12% to 8%, (iii) convert all interest accrued until April 30, 1997 into shares of common stock of Magnitude, Inc. and (iv) paying future interest in cash an a quarterly basis. Two such notes, however, totaling $200,000 were extended and modified to (1) mature in dates ranging from January 1, 1999 through April 30, 2000, (ii) change from 12% to 8%, (iii) converted all interest accrued until April 30, 1997 into shares of common stock, (iv) paying future interest in cash on a quarterly basis, (v) reverts to 12% for failure to make interest payment when due, with observance of a two-week cure period, (vi) balance becomes due and payable immediately for failure to make principal payments when due, with observance of a two-week cure period, and (vii) balance convertible into common stock of Magnitude Inc. One of those notes for $150,000 also grants 10,000 common stock purchase warrants with a exercise price of $5.00 expiring April 30,2000. The remaining $450,000 of non-restructured notes are included in current liabilities and are in default as of December 31, 1998.

    The private offering was completed in June 1995 resulting in Magnitude, Inc. selling a total of sixteen (16) units and receiving net proceeds of $1,364,061 after deducting private placement agent's commission and legal fees amounting of $235,939. In connection therewith, Magnitude, Inc. issued 160,000 shares of its $.001 common stock at par. The total amount of such notes outstanding at December 31, 1998 was $1,575,000, of which $550,000 is current.

              Magnitude Information Systems, Inc. and Subsidiaries
               (formerly Proformix Systems, Inc. and Subsidiaries)
                        Notes to the Financial Statements

LONG-TERM DEBT

Long-term debt as of December 31, 1998 is comprised of the following:

            Note  to  the  board  chairman,   principal  due
             January  15,  2000  accruing   interest  at   a
             rate  of  10%  per annum. This note is  secured
             by all of Magnitude Inc.'s assets an   property            $262,000

           Note  to  the  board  chairman  of  the   Company
             issued in place of accrued royalties, principal
             due April 14, 1998 accruing interest at a  rate
             of  5%  per  annum. This note is overdue and no
             demand  for payment has been made through April
             7, 1999                                                     111,007

           Discounted present value of a non-interest bearing
            $70,000  settlement  with  a  former  investor of
            Magnitude,  Inc. to be paid in 24  equal  monthly
            payments  commencing  July 1, 1997.  The  imputed
            interest rate used to discount the note is 8% per
           annum.                                                         33,529

           Discounted present value of a non-interest bearing
            $176,000  settlement  with   former  counsel   of
            Magnitude, Inc. to be paid in 24 monthly payments
            commencing September 1, 1997. The imputed interest
            rate used to discount the note is 8% per annum.               50,474
                                                                        --------
            Total                                                        457,010
                   Less current maturities                               195,010
                                                                        --------
                   Long-term debt, net of current maturities            $262,000
                                                                        ========

              Magnitude Information Systems, Inc. and Subsidiaries
               (formerly Proformix Systems, Inc. and Subsidiaries)
                        Notes to the Financial Statements

LONG-TERM DEBT, Continued

    Total maturities of long-term debt are as follows:

          Year Ending December 31,

          1999                                                          $195,010
          2000                                                           262,000
                                                                        --------
                                                                        $457,010
                                                                        ========

CAPITALIZED LEASE OBLIGATIONS

    The Company leases office equipment under non-cancelable capital lease agreements expiring between January 19, 2001 and October 27, 2002. The capital lease obligations have been recorded at the present value of future minimum lease payments, discounted at interest rates of 7.00% to 8.643%. The capitalized cost of equipment at December 31, 1998 amounted to $32,590 net of accumulated depreciation of $17,014.

    The following is a schedule of minimum lease payments due under capital leases at December 31, 1998:

      Year Ending December 31,
          1999                                                          $ 19,307
          2000                                                            16,456
          2001                                                             9,798
          2002                                                             6,316
                                                                        --------
          Total minimum capital lease payments                            51,877
          Less amounts representing interest                               6,212
                                                                        --------
          Present value of net minimum capital
           lease payments                                                 45,665
          Less current maturities of capital
           lease obligations                                              15,826
                                                                        --------
          Obligations under capital leases,
            excluding current maturities                                $ 29,839
                                                                        ========

              Magnitude Information Systems, Inc. and Subsidiaries
               (formerly Proformix Systems, Inc. and Subsidiaries)
                   Notes to Consolidated Financial Statements

INCOME TAXES

    At December 31, 1998, The Company has net operating loss carry forwards approximating $8,900,000 which expire between the years 2008 and 2013 and are subject to certain annual limitations.

    The Company's total deferred tax asset and valuation allowance at December 31, 1998 are as follows:

    Total deferred tax asset                                          $3,560,000
    Less valuation allowance                                           3,560,000
                                                                      ----------
    Net deferred tax asset                                            $       --
                                                                      ==========

401(k) PLAN

    The Company adopted the qualified Magnitude, Inc. sponsored 401(k) plan covering substantially all full time employees under which eligible employees may elect to contribute, within statutory limits, a percentage of their annual compensation. The Company matches up to 50% of the employee's contribution which may not exceed 3% of the employee's total compensation for the plan year. Contributions to the plan were $16,095 and $17,800 for the years ended December 31, 1998 and 1997, respectively.

STOCK OPTION PLANS

    In April 1996, Magnitude, Inc. adopted its 1996 Stock Incentive Plan ("the 1996 Plan"). The 1996 Plan provides that certain options granted thereunder are intended to qualify as "incentive stock options" (ISO) within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The initial plan and subsequent amendments provided for authorization of up to 480,000 shares. Pursuant to the above described stock exchange offer on July 2, 1997, all options under the 1996 Plan were converted into shares of the Company at a rate of 3.4676 shares of Magnitude, Inc. to 1 share of the Company.

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

              Magnitude Information Systems, Inc. and Subsidiaries
               (formerly Proformix Systems, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements

STOCK OPTION PLANS (cont.)

                                                     Qualified and Non-Qualified
                                                         Shares Under Option
                                                             December 31,
                                                     ---------------------------
                                                        1998             1997
                                                     ----------      -----------
  Outstanding, beginning of year                       586,144               --
  Granted during the year                              501,162          596,144
  Exercised during the year at $1.73 per
   share                                                    --          (10,000)
  Forfeited during the year                           (105,838)              --
                                                      --------         ---------
  Outstanding, end of year (at prices
    ranging from $1.00 to $4.50 per share)             981,468          586,144
                                                      ========         =========
  Eligible, end of year for exercise (at
    prices ranging from $1.00 to
      $4.50 per share)                                 292,597          283,144
                                                      ========         =========

    At December 31, 1998 and 1997, the weighted average exercise price and weighted average remaining contractual life is $2.56 and $3.36 per share and 5 years 4 months and 6 years 4 months, respectively.

    At December 31, 1998, there were 157,118 shares reserved for future grants.

WARRANTS

    The Company issued common stock purchase warrants as follows:




                                                Exercise                       Exercise Term
                              No. of            Price Per      -----------------------------------------------
  Date of Grant              Shares              Share                Start                  Expiration            Vesting Rights
------------------------  ---------------    ---------------   ----------------------   ----------------------  --------------------
May 1, 1997                        10,000               5.00   May 1, 1997              April 30, 2000          Upon Issue
August 14, 1997                    55,929               4.09   August 14, 1997          August 14, 1999         Upon Issue
May 1, 1998                       224,000               5.00   May 1, 1998              April 30, 2003          Upon Issue

    At December 31, 1998, there were 289,929 shares eligible for exercise at prices ranging from $4.09 to $5.00 per share.

COMMITMENTS AND CONTINGENCIES

  Lease Agreement

    Magnitude, Inc. leases its administrative offices pursuant to a lease agreement dated December 9, 1998. Such lease commences December 16, 1998 and expires on December 31, 2001 and requires monthly payments of $3,700 from December 16, 1998 to October 31, 1999 and $3,250 from November 1, 1999 to December 31,1999. Ergonomics leases office space pursuant to a lease agreement dated November 1, 1997. Such lease expired November 1, 1998. It is currently leased on a month-to-month basis and requires monthly payments of $600. Under such lease agreements, Magnitude, Inc. is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:


               Year Ending December 31,
                     1999                                    $ 43,500
                     2000                                      39,000
                     2001                                      39,000
                                                             --------
                           Total                             $121,500
                                                             ========

    Included in general and administrative expenses is rent expense which amounted to $103,580 and $96,544 for the years ended December 31, 1998 and 1997, respectively.

              Magnitude Information Systems, Inc. and Subsidiaries
               (formerly Proformix Systems, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements

COMMITMENTS AND CONTINGENCIES, Continued

  Two lawsuits were instituted against Magnitude, Inc. by a stockholder of Magnitude, Inc.

    One suit asserts that the stockholder had a consulting agreement with Magnitude, Inc. pursuant to which Magnitude, Inc. had agreed to pay $125,000 a year for five years and that Magnitude, Inc. has defaulted in performance of its obligations.

    The stockholder has also initiated suit along with other shareholder members of his family alleging damages because Magnitude, Inc. acted inconsistent with the best interest of its stockholders. Other miscellaneous claims were asserted in that suit.

    It is Magnitude, Inc.'s position that both of these suits are without merit, however, a verbal settlement had been reached with the plaintiffs in both cases pursuant to which all claims would be dismissed upon Magnitude, Inc. making six monthly payments totaling $20,000 commencing November 1, 1998. This potential liability has been recorded by Magnitude, Inc. No payments have yet been made by Magnitude, Inc. since it has not received from the plaintiff's attorneys the necessary settlement documents. The settlement may also be contingent upon approval by a bankruptcy court since the stockholder has filed a petition of reorganization.

    An additional suit was bought against Magnitude, Inc. by a claimant for legal fees. The suit was settled upon the agreement by the Company (guaranteed by an officer of the Company) to pay a total of $176,000 consisting of an initial payment of $20,000 and the balance in equal monthly installments of $6,500 each over a period of 24 months, commencing September 1, 1997. In addition, the Company and the officer agreed that in the event any payment was in default, they each would consent to judgement for the total legal fees demanded of $238,564 less any payments made to that point. The Company was not in default as of December 31, 1998.

  Licensing Agreement

    On August 29, 1997, the Company signed a letter of intent to acquire Cornell Ergonomics ("Cornell") a software developer of a unique ergonomic assessment tool. This agreement was subsequently revised on December 1, 1997 through a Software Distribution and Option Agreement whereby the Company obtained a two-year exclusive license to distribute and sub-license a certain software product. The Company also has the exclusive right, under certain circumstances, to purchase either the assets of Cornell or all of the issued and outstanding capital stock of Cornell.

              Magnitude Information Systems, Inc. and Subsidiaries
               (formerly Proformix Systems, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements

COMMITMENTS AND CONTINGENCIES, Continued

  Employment Agreements

    In July of 1997 the Company entered into an employment agreement with Magnitude, Inc.'s President, to serve as the Company's President and Chief Executive Officer for a period of five years. Base salary under the agreement is $108,000 per annum with annual increases determined by the Board of Directors. The agreement also calls a first year bonus of 140,000 shares of the Company's stock, and 200,000 shares in any year thereafter in which the Company's after tax net profits exceed $1,000,000 for each of its first three full fiscal years during the employment term beginning with calendar year 1998. The agreement was amended to replace the stock bonuses with nonqualified options to purchase up to 750,000 shares at a purchase price of $1 and up to 535,000 shares at a price of .50(cent). Eligibility for benefit programs, with the exception of any key employee stock option plan, and a fully paid medical/hospitalization policy is provided under the agreement. The Company will also provide reimbursement of ordinary and necessary business expenses and a monthly car allowance. A noncompetition/nonsolicitation restriction applies for 36 months after termination of employment. The agreement provides for severance compensation equal to three months of base salary if employment is terminated by the Company for cause.

    The Vice President and Chief Financial Officer of Magnitude, Inc. entered into an employment agreement on April 15, 1996. The agreement is for a term of three years expiring April 14, 1999. Pursuant to the terms of the agreement, the officer is to receive an annual salary of $100,000 subject to annual review by the Board of Directors with the first such review at September 1, 1996, and an annual bonus as determined by the Board. Pursuant to the agreement, Magnitude, Inc. would pay the premiums on a $400,000 life insurance policy for the benefit of individuals designated by the officer. The agreement restricts the officer from competing with Magnitude, Inc. for a period of two years after the termination of his employment under certain circumstances. The agreement provides for severance compensation to be determined pursuant to a formula established therein to be paid to the officer if his employment with Magnitude, Inc. is not renewed upon expiration of the initial or any renewal term thereof, his employment is terminated by Magnitude, Inc. other than as permitted by the agreement, or any successor to Magnitude, Inc. after a change of control or other reorganization of Magnitude, Inc. fails to assume the agreement.

  Consulting Agreements

    On May 12, 1997, the Company's subsidiary Magnitude, Inc. entered into a financial and marketing consulting agreement with Royal Capital, Inc. ("Royal"), whereby Royal would act as a consultant to the company. In consideration of such services, Royal was granted, in addition to other consideration, options to purchase 692,122 common shares of the Company or any succeeding or acquiring entity at exercise prices ranging from $1.04 to $5.62 per share of the Company. Through December 31, 1998, options to acquire 192,256 shares of the Company were exercised at a price of $1.04 per share. Through April 7, 1999, an aggregate of approximately $2,787,000 in additional equity has been raised pursuant to Royal's efforts.

    On May 12, 1997, the Company's subsidiary Magnitude, Inc. entered into an agreement with a management consultant. In consideration of such services, whereby, in addition to other consideration, the consultant was awarded options equal to 43,258 shares of the Company of which 33,258 remain unexercised at December 31, 1998.

              Magnitude Information Systems, Inc. and Subsidiaries
               (formerly Proformix Systems, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements

RELATED PARTY TRANSACTIONS

    During July 1997 one of the Company's board members advanced the Company $100,000 as evidenced by two 8% promissory notes which were subsequently agreed to be converted to common shares pursuant to the filing of an Offering Memorandum offering shares pursuant to an exemption provided by Rule 504 of Regulation D promulgated under the Securities Act of 1933, as amended. The Company, however, decided not to consummate such offering, and instead pursued an offering under Rule 506 of Regulation D promulgated under the Securities Act of 1933 under which the notes were converted to 22,222 common shares and warrants in May 1998. During November and December 1997, one investor advanced the Company $175,000 which was to be used for the purchase of common stock pursuant to the filing of a Private Placement offering shares to qualified investors pursuant to an exemption provided by Regulation S promulgated under the Securities Act of 1933, as amended. On January 26, 1998, 87,500 shares of common stock were issued to this investor.

    In November 1998, a director and principal shareholder extended a working capital loan of $262,000 to the Company, secured by the assets of the Company, against issuance of a promissory note bearing interest at the rate of 10% per annum.

    In November 1998, the Company entered into a consulting agreement with an individual who subsequently, in January 1999, joined the Company's board of directors, and pursuant to which the Company issued 1,000,000 shares of common stock. Such shares were registered on Form S-8 on December 22, 1998. During the first quarter of 1999, this individual pursuant to the consulting agreement obtained the release of approximately $436,000 of the Company's liabilities.

    Between December 30, 1998, and March 31, 1999, the director and principal shareholder extended working capital loans aggregating $395,560 to the Company, of which a portion of $351,060 was covered by a promissory note bearing interest at the rate of 10% p.a. During the same time, this director and shareholder exercised options to purchase 450,000 shares of the common stock of the Company, and was issued an additional 565,000 shares, against a combination of cash payments and cancellation of debt owed by the Company, in the aggregate amount of $507,500.

              Magnitude Information Systems, Inc. and Subsidiaries
               (formerly Proformix S ystems, Inc. and Subsidiaries)
                 Notes to the Consolidated Financial Statements

MAJOR CUSTOMERS

    For the year ended December 31, 1998, the Company had a major customer, sales of hardware products to which represented approximately 38% of the Company's revenues. The Company had an accounts receivable balance due from this customer of $35,730 at December 31, 1998. With the sale of the hardware product line, the Company's business is now focused exclusively on the further development and marketing of these software products. As such, the Company currently must be considered an enterprise in transition, because it has not yet realized material revenues from licensing its software.

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

SUBSEQUENT EVENTS

  Changes in Key Personnel

    In January 1999, Steven D. Rudnik was appointed President and CEO of the Company, taking over the position previously occupied by Jerry Swon.