Form 10QSB
period 1999-03-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 1999-05-13
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For Quarter Ended March 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT O SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

                         Commission file number 33-20432

                       MAGNITUDE INFORMATION SYSTEMS, INC.
                       -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                     Delaware                            75-2228828
                     --------                            ----------
            (State or other Jurisdiction of            (IRS Employer
             Incorporation or Organization)          Identification No.)

                  50 Tannery Road, Branchburg, New Jersey 08876
               --------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (908) 534-6400
                                 --------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                               Yes x        No _____

The  number  of  shares  of  Registrant's  Common  Stock,   $0.0001  par  value,
outstanding as of March 31, 1998, was 8,346,991 shares.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----

                                                                          Page
                                                                         Number
                                                                         ------

PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

         Consolidated Balance Sheet
         - March 31, 1999                                                      3

         Consolidated Statements of Operations
         - Three months ended March 31, 1999 and 1998                          4

         Consolidated Statements of Cash Flows
         - Three months ended March 31, 1999 and 1998                          5

         Notes to Consolidated Financial Statements                       6 - 12


Item 2  Management's  Discussion and Analysis of Financial
         Condition and Results of Operations                             13 - 14


PART II  -  OTHER INFORMATION                                                 15


SIGNATURES                                                                    16


FINANCIAL DATA SCHEDULE                                                       17

PART I - Item 1

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                                                  March 31, 1999
                                                                  --------------
ASSETS
     Current Assets
     Cash .............................................             $       823
     Accounts receivable, net of allowance for
     doubtful accounts of 106,589 .....................                  80,963
     Inventories ......................................                  26,789
     Prepaid expenses .................................                 546,683
                                                                    -----------
        Total Current Assets ..........................                 655,258
     Property, plant and equipment ....................                 138,874
     Acquired software assets .........................               1,302,882
     Other assets .....................................                  65,561
                                                                    -----------
TOTAL ASSETS ..........................................               2,162,575
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Accounts payable and accrued expenses ............               1,103,545
     Dividends payable ................................                   9,000
     Prepayments received .............................                      --
     Loans and notes payable ..........................                 857,500
     Current maturities long-term debt ................                  64,503
     Current maturities lease obligations .............                  15,826
                                                                    -----------
        Total Current Liabilities .....................               2,050,374
     Long-term debt, less current portion .............               1,276,060
     Lease obligations, less current portion ..........                  29,839
                                                                    -----------
TOTAL LIABILITIES .....................................               3,356,273

STOCKHOLDERS' EQUITY
     Preferred Stock Ser.A, $0.01 par value, 3,000,000
     shares authorized, 0 and 100,000 shares issued and
     outstanding ......................................                      --
     Cumulative Preferred Stock, $0.001 par value,
     10 shares issued and outstanding .................                       0
     Common Stock, $0.0001 par value, 30,000,000 shares
     authorized, 8,346,991 issued and outstanding .....                     835
     Contributed capital ..............................                  81,000
     Additional paid-in capital .......................               8,218,195
     Accumulated deficit ..............................              (9,493,728)
                                                                    -----------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ..................              (1,193,698)
TOTAL LIABILITIES AND EQUITY ..........................             $ 2,162,575
                                                                    ===========

                 See notes to consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Months Ended
                                                               March 31,
                                                         1999             1998
                                                   -------------    ----------

Revenues .....................................     $    44,507      $ 1,012,418
     Cost of Goods Sold ......................          42,876          491,737
                                                   ------------     -----------

Gross Profit .................................           1,631          520,681

     Selling expenses ........................         165,471          299,197
     General & administrative expenses .......         421,975          448,503
                                                   -----------      -----------

Operating Income (Loss) ......................        (585,815)        (227,019)

     Miscellaneous income ....................          63,675                0
     Interest expense (net) ..................         (51,837)         (80,717)
     Miscellaneous expenses ..................         (13,685)               0
                                                   -----------      -----------
Non-Operating Income (Expense) ...............          (1,847)         (80,717)
                                                   -----------      -----------


Net Loss .....................................     $  (587,662)     $  (307,736)
                                                   ===========      ===========

Loss per Common Share ........................     $     (0.08)     $     (0.09)
                                                   ===========      ===========
Weighted Average Number of
     Common Shares Outstanding ...............       7,295,093        3,361,736

                 See notes to consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                    Three Months Ended March 31,
                                                        1999            1998
                                                   ------------    -------------
Cash Flows from Operating Activities
     Net income (loss) .........................   $  (587,662)    $  (307,736)
     Adjustments to net income (loss)
        Depreciation and Amortization ..........        45,794          50,889
     Decreases (increases) in Assets
        Accounts receivable ....................        83,029        (420,431)

        Inventories ............................             0          39,860
        Prepaid advertising ....................             0        (375,000)
        Prepaid expenses .......................      (161,075)        (28,753)
        Other assets ...........................          (450)              0
     Increases (decreases) in Liabilities
        Accounts payable and accrued expenses ..      (570,198)          5,605
                                                    ----------      ----------
Net Cash Provided (Used) by Operating Activities    (1,190,562)     (1,035,566)

Cash Flows from Investing Activities
     Rolina acquisition ........................             0        (763,890)
     Capital expenditures ......................             0         (72,484)
                                                    ----------      ----------
Net Cash Provided (Used) by Investing Activities             0        (836,374)

Cash Flows from Financing Activities
     Proceeds from notes payable ...............             0         225,000
     Conversion of equity subscriptions ........             0        (175,000)
     Repayment of notes ........................      (184,177)        (20,000)
     Repayment of long-term debt ...............       (19,500)        (58,250)
     Issuance of common stock ..................     1,385,659       1,900,890
                                                    ----------      ----------
Net Cash Provided (Used) by Financing Activities     1,181,982       1,872,640
Net Increase (Decrease) in Cash ................        (8,580)            700
Cash at Beginning of Period ....................         9,403           4,546
                                                    ----------      ----------
Cash at End of Period ..........................   $       823     $     5,246
                                                   ===========     ===========

                 See notes to consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

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

On June 24, 1997, the Company, Royal Capital, Inc., and Proformix, Inc., a Delaware corporation and manufacturer of ergonomic keyboarding systems, entered into an Acquisition Agreement. Proformix, Inc. in November 1998 changed its name to Magnitude, Inc. and is hereafter referred to as Magnitude, Inc.. Pursuant to the Acquisition Agreement, Magnitude Inc. shareholders were offered 1 share of the Company's common stock for every 3.4676 shares of Magnitude, Inc. common stock, and 1 share of preferred stock for every 1 share of Magnitude, Inc. preferred stock. At the time of this submission, holders of approximately 98% of Magnitude, Inc. common stock have tendered their shares in exchange for Whitestone common shares. The remaining 2% of Magnitude, Inc. stockholders hold a minority interest which is valued at $0. For accounting purposes, the acquisition has been treated as an acquisition of Whitestone by Magnitude, Inc. and a recapitalization of Magnitude, Inc.. As a result, the Company and Magnitude, Inc. remain as two separate legal entities whereby Magnitude, Inc. operates as a subsidiary of Magnitude Information Systems, Inc.. The operations of the newly combined entity are currently comprised solely of the operations of Magnitude, Inc.

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

On November 18, 1998, the Company and its wholly owned subsidiary Magnitude, Inc. entered into an Asset Purchase Agreement and several related agreements with 1320236 Ontario Inc. ("OS"), a publicly traded Canadian designer, manufacturer and distributor of office furniture based in Holland Landing, Ontario, Canada, pursuant to which OS acquired Magnitude, Inc.'s hardware product line comprised of the Company's ergonomic keyboard platform products and accessories, and all related inventory and production tooling and warehousing assets, and all intellectual property rights including the Proformix name, against a cash consideration and an ongoing contingent stream of royalty payments on OS' sales of the Proformix hardware products. The Company will continue to market its proprietary software under the Proformix label. The Agreement with OS also provided for the retirement of the Company's then existing bank debt, out of the proceeds of the transaction. Further details regarding this transaction may be obtained from the Company's related filing of February 9, 1999, on Form 8-K, incorporated herein by reference.

Until  November  18,  1998,  when the Company  sold its  hardware  product  line comprised of Magnitude, Inc.'s ergonomic keyboard platform products and accessories, its business was primarily centered around the design, development, manufacture, and marketing of research-based ergonomic accessory products for the computerized workplace. In parallel, and beginning with the February 1998

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

acquisition by the Company of Rolina Corporation, which had developed an ergonomic software product that was being marketed under the name "ErgoSentry", and the subsequent acquisition in May 1998 of substantially all of the assets of Vanity Software Publishing Corporation, which also included a certain ergonomic software package known as "ErgoBreak", the Company engaged in the development of a unique suite of software packages designed to increase productivity in the computer related work environment which include the before mentioned "ErgoSentry" and "ErgoBreak" products. These efforts resulted, in November 1998, in the release to the market of the proprietary "Proformix EMS" (Ergonomic Management System) software system. With the sale of the hardware product line, the Company's business is now focused exclusively on the further development and marketing of these software products. As such, the Company currently must be considered an enterprise in transition, because it has not yet realized material revenues from licensing its software.

Magnitude Inc.'s wholly owned subsidiary, Corporate Ergonomic Solutions, Inc. (Ergonomics) was incorporated in the State of New Jersey during October 1992. Ergonomics, which commenced operations in September 1997, was formed primarily to market hardware products. Its operations during 1998 have not been significant.

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

     Depreciation and Amortization
        Property, plant and equipment are recorded at cost. Depreciation on equipment, furniture and fixtures and leasehold improvements is computed on the straight line method over the estimated useful lives of such assets between 5-10 years. Maintenance and repairs are charged to operations as incurred. Software assets acquired pursuant to the Rolina and Vanity agreements are amortized on the straight line method over 10 years.

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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

     Income Taxes
        The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company's income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, the benefit for income taxes has been offset entirely by a valuation allowance against the related deferred tax asset for the periods ended March 31, 1999.

     Net Loss Per Share
        Net loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share" is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive.

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

PREPAID EXPENSES
        Prepaid expenses include a position of $375,000 resulting from an agreement in February 1998 with BNN Business News Network Inc., a nationwide media advertising and radio network company , whereby the Company purchased advertising time on the Business News Network's broadcasts , usable over a period of three years and aggregating $900,000 in retail value, against issuance of 150,000 new and restricted common shares. The services purchased were capitalized at the then fair market value of the stock issued, for a total of $375,000. The resulting asset will be amortized as utilized, over the time frame of the next two years. As per the date of this report, no portion of this asset has been utilized. The Company is currently analyzing the utility of this advertising credit in light of current business strategies. If management deems that it may not be able to economically utilize the entire amount during the time allotted, it may elect to effect an accelerated amortization or write-down of this asset position.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at March 31, 1999:

               Equipment                                            $    195,903
               Furniture and fixtures                                     66,093
               Leasehold improvements                                     45,770
                                                                    ------------
                                                                         307,766
               Less accumulated depreciation                             168,892
                                                                    ------------
                                      Total                         $    138,874
                                                                    ============

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at March 31, 1999:

               Accounts payable                                      $   601,735

               Accrued interest                                          280,054

               Accrued commissions                                        71,768

               Accrued professional fees                                  55,709

               Miscellaneous accruals                                     94,279
                                                                    ------------
                                      Total                          $ 1,103,545
                                                                    ============

LOANS PAYABLE

Magnitude, Inc. and the Company had borrowings under short term loan agreements with the following terms and conditions at March 31, 1999:


        Pursuant to three  promissory  notes signed  throughout 1995    $ 90,000
        and 1996, an investor advanced Magnitude, Inc. a total of $90,000 payable upon demand with interest at 12% per annum.

        On  December  4,  1996,  Magnitude,   Inc.  repurchased  the      75,000
        equivalent of 144,192 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due
        December 4, 1998. This note is overdue at March 31, 1999 and no demand for payment has been made through April 7, 1999

        Pursuant  to the  Rolina  Corporation  Agreement  & Plan  of     100,000
        Merger dated  February 2, 1998 the Company was to deliver to
        Steven D.  Rudnik  $100,000  eight  months  from the closing date.  Such amount is overdue and as a result Mr. Rudnik has a lien on certain  software  products.  In February  1999, a
        director and  shareholder  of the Company  provided a demand      42,500
        loan to the  Company  which  is  carried  as a  non-interest    --------
        bearing cash advance.

            Total                                                       $307,500
                                                                        ========

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTES PAYABLE

     Private Placement Offering
        During February through June 1995, an underwriter acting as placement agent, on behalf of Magnitude, Inc. placed, in a private placement offering, an aggregate 16 units, each consisting of a $100,000, 12% promissory note and 10,000 shares of Magnitude, Inc.'s common stock. The promissory notes were originally due on the earlier of 12 months from their issuance or the completion of a public or private financing of either debt or equity securities of Magnitude, Inc., and were subsequently extended for an additional 6 months, and further by an additional 9 months. In May 1997 a restructuring agreement caused $1,075,000 of these notes to be extended and modified to, among other, mature by April 30, 2000. Two such notes, however, totaling $200,000 were extended and modified to, among other, mature on dates ranging from January 1, 1999 through April 30, 2000. The total amount of notes outstanding at March 31, 1999 was $1,475,000, of which $550,000 is current.

LONG-TERM DEBT

     Long-term debt as of March 31, 1999 is comprised of the following:

        Note to the board chairman, principal due May 31, 2000 $351,060 accruing interest at a rate of 10% per annum. This note is secured  by all of  Magnitude  Inc.'s  assets  and  property.
        Discounted present value of a non-interest bearing $70,000 33,529 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly  payments  commencing July 1, 1997.
        The imputed  interest  rate used to discount  the note is 8%
        per  annum.
        Discounted  present  value  of  a  non-interest bearing           30,974
        $176,000   settlement   with  former   counsel  of
        Magnitude, Inc. to be paid in 24 monthly payments commencing
        September  1,  1997.  The  imputed  interest  rate  used  to
        discount the note is 8% per annum.                              --------
               Total                                                     415,563
                   Less current maturities                                64,503
                                                                        --------
                   Long-term debt, net of current maturities            $351,060
                                                                        ========

        MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 1999

INCOME TAXES

        At December 31, 1998, The Company had net operating loss carry forwards approximating $8,900,000 which expire between the years 2008 and 2013 and are subject to certain annual limitations.

The Company's total deferred tax asset and valuation allowance at December 31, 1998 are as follows:
            Total deferred tax asset                                  $3,560,000
            Less valuation allowance                                   3,560,000
            Net deferred tax asset                                    $       --
                                                                      ==========

COMMITMENTS AND CONTINGENCIES

   Lease Agreement
     Magnitude, Inc. leases its administrative offices pursuant to a lease agreement dated December 9, 1998. Such lease commences December 16, 1998 and expires on December 31, 2001 and requires monthly payments of $3,700 from December 16, 1998 to October 31, 1999 and $3,250 from November 1, 1999 to December 31,1999.

   Licensing Agreement
     Pursuant to an August 29, 1997 letter of intent, the Company may acquire Cornell Ergonomics ("Cornell"), a software developer of a unique ergonomic assessment tool. This agreement was subsequently revised on December 1, 1997 through a Software Distribution and Option Agreement whereby the Company obtained a two-year exclusive license to distribute and sub-license a certain software product and obtained the exclusive right, under certain circumstances, to purchase either the assets of Cornell or all of the issued and outstanding capital stock of Cornell.

   Put Option
     Pursuant to the February 2, 1998, Agreement and Plan of Merger with Rolina Corporation (see "Background") the Company had issued 155,556 shares (the "Shares") of its common stock to the principal of Rolina Corporation who currently serves as the Company's President and Chief Executive Officer, and a Put Option for such Shares. This Put Option requires the Company to repurchase up to 155,556 of the Shares at a price of $2.41 per share upon notice of such option exercise in accordance with the provisions contained therein, such notice eligible to be given at any time after February 1, 2000, and before 5:00 p.m. on the 90th day thereafter.

RELATED PARTY TRANSACTIONS

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

     Between December 30, 1998, and March 31, 1999, a director and principal shareholder extended working capital loans aggregating $395,560 to the Company, of which a portion of $351,060 was covered by a promissory note bearing interest at the rate of 10% p.a. During the same time, this director and shareholder exercised options to purchase 450,000 shares of the common stock of the Company and was issued an additional 565,000 shares, against a combination of cash payments and cancellation of debt owed by the Company, in the aggregate amount of $507,500.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


RELATED PARTY TRANSACTIONS,  continued

     On April 1, 1999, the Company's board of directors authorized the issuance of up to 600,000 shares of the Company's common stock to certain directors and officers of the Company and registration of same on Form S-8, for services as employees or consultants during 1999, and in lieu of salary from May 1, 1999, to the end of the year, or other remuneration.


CHANGES IN KEY PERSONNEL

     In January 1999, Steven D. Rudnik was appointed President and CEO of the Company, taking over the position previously occupied by Jerry Swon, who continues to serve as a director of the Company. At the same time, Mr. Rudnik was named a director of the Company.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Software Business and Results of Operations:

Effective  with the sale of the  hardware  business in  November  1998 to Office
Specialty (see "Background" in Notes to Financial Statements) no further revenues were being generated from this product line, aside from royalties on third party revenues from the sales of such hardware products which amounted to $63,675 for the quarter and which are included in non-operating income. In the aftermath of the Office Specialty transaction, the Company's revenue base is being supplied solely by the licensing of the Company's proprietary software. As such, the Company currently must be considered an enterprise in transition, because it has not yet realized material revenues from licensing its software. The software business accounted for less than 3% of total revenues during 1998 or $72,486. A comparison of revenues to last year's fiscal quarters therefore is not meaningful. Comparisons of operating expenses likewise are of limited usefulness, and will therefore only be made where appropriate.

The Company is currently introducing to the market its new Proformix EMS(TM) suite of software products. This unique product is the first integrated suite of software tools that provides a complete compliance system for evaluation and management of ergonomic risk factors for the computer workplace. The software also provides an effective productivity measuring tool that can make a verifiable difference in any company's bottom line. The Company's proprietary software products are designed to help businesses deal with potentially preventable repetitive stress injuries, by real-time monitoring of keyboarding activities, pro-active dialog with at-risk employees, and strategic profiling and management of computer use throughout an organization.

The sales cycle for larger projects involving software related products is relatively long, and the new products therefore are not expected to yield significant new revenues before later in this fiscal year. Revenues during the quarter ended March 31, 1999, totaled $44,507 and were supplied primarily from what the Company classifies as "pilot projects". Typically, in view of the new-ness of product and market, a client initially purchases a license for a "pilot version" of the software, functionally complete but limited to a smaller number of users. After undergoing a process of familiarization and evaluation the client is expected to upgrade to the intended ultimate number of users which, by definition, should encompass all personnel exposed to the above described risks. Many tests and evaluations by third parties have confirmed to the Company's satisfaction that its product is mature, stable, and effective. It is with a high degree of confidence, therefore, that the Company expects many of the ongoing trial installations to lead to larger enterprise orders and, thereby, to the targeted revenue stream.

Software assets underlying the Company's products are being amortized on a straight line over 10 years, resulting in a level charge of approximately $12,000 per month to cost-of-goods-sold. Selling expenses amounted to $165,471 and general and administrative expenses totaled $421,975 for the quarter. The relatively large amount of G&A expenses is attributable to the fact that most of the Company's operating expenses currently have fixed or quasi-fixed character covering the cost of maintaining an operational infrastructure required for the business. While the software business to a significant degree is less capital intensive than the Company's previously dominant hardware business, its overall cost structure is less sensitive to changes in volume. This burdens the Company with a certain level of fairly constant expenses during the period when it is only beginning to realize cash flow from revenues. However, after passing the break-even point the Company will be the beneficiary of significant cash flows from any further revenue increases. The operating results for the quarter ended March 31, 1999, was a loss of $585,815. The net loss for the quarter was $587,662 or $0.08 per share.

Liquidity and Capital Resources

The Company's cash needs to finance both the loss from operations during the quarter, and a reduction in current liabilities of approximately $570,000 since the beginning of the year, were satisfied primarily through placement of common equity in private transactions (see section "Related Party Transactions"). Such financing transactions resulted in a noticeable relative improvement in the working capital deficit, which decreased from approximately $2,200,000 at December 31, 1998, to $1,400,000 at March 31, 1999. The deficit, however, continues to impose serious constraints on the Company's liquidity, which are aggravated by the continuing negative cash flow from operations. To alleviate these constraints, management has since the end of the quarter negotiated the placement of an aggregate $500,000 in convertible debt with private investors which, at the time of this submission has resulted in the receipt of approximately the same amount in cash. Management anticipates a further need during the upcoming quarters to augment working capital through outside financing. Management's efforts in this direction center around securing additional funding from a variety of sources including debt instruments, and a liquidation of unused NOL's expected to generate approximately $500,000, the latter subject to finalization of pertinent current New Jersey tax legislation.

PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

In response to this item, reference is made to the Company's reports on Form 10-KSB for the year ended December 31, 1998, as previously submitted.


Item 2 CHANGES IN SECURITIES

During the first quarter of 1999 and through May 12, 1999, the Company issued the following unregistered securities:

     (i) 565,000 shares of Common Stock to a director and principal shareholder in exchange against cancellation of promissory notes and interest thereon in the aggregate value of $282,500 (see "Related Party Transactions");

     (ii) 77,778 shares of Common Stock to the former principal of Rolina Corporation (see "Background") and current President of the Company, pursuant to a Non-Dilution clause in the February 2, 1998 Agreement and Plan of Merger with Rolina Corporation;

     (iii) 54,100 shares of Common Stock to three Magnitude, Inc. consultants and providers of services to the Company.

Item 3 DEFAULTS ON SENIOR SECURITIES - None

Item 4 SUBMISSION OF MATTERS TO A VOTE OF
       SECURITIES' HOLDERS - None

Item 5 OTHER INFORMATION - None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibit 27 - Financial Data Schedule - is attached hereto.

     (b) Reports on Form 8-K: - A report was filed on January 27, 1999, to announce the consummation of an Asset Purchase Agreement and related agreements with 1320236 Ontario Inc. d/b/a Office Specialty, and is included herein by reference.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MAGNITUDE INFORMATION SYSTEMS, INC.




Date: May 13, 1999          By: _____________________________________
                                Steven D. Rudnik
                                President and Chief Executive Officer

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                                   EXHIBIT 27
THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION EXTRACTED FROM THE MARCH 31, 1999 FINANCIAL STATEMENTS OF MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES AND IS QUALIFIED IN ITS ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.

Item Number                Item Description                                 March 31, 1999
-----------                ----------------                                 --------------
  5-02(1)            Cash and cash items                                        823.00

  5-02(2)            Marketable securities                                           -

  5-02(3)(a)(1)      Notes and accounts receivable - trade                  187,552.00

  5-02(4)            Allowances for doubtful accounts                       106,589.00

  5-02(6)            Inventory                                               26,789.00

  5-02(9)            Total current assets                                   655,258.00

  5-02(13)           Property, plant and equipment                          307,766.00

  5-02(14)           Accumulated depreciation                               168,892.00

  5-02(18)           Total assets                                         2,162,575.00

  5-02(21)           Total current liabilities                            2,050,374.00

  5-02(22)           Bonds, mortgages and similar debt                    1,305,899.00

  5-02(28)           Preferred stock - mandatory redemption                          -

  5-02(29)           Preferred stock - no mandatory redemption                       -

  5-02(30)           Common stock                                               835.00

  5-02(31)           Other stockholders' equity (deficit)               (1,194,533.00)

  5-02(32)           Total liabilities and stockholders' equity           2,162,575.00

  5-03(b)1(a)        Net sales of tangible products                          44,507.00

  5-03(b)1           Total revenues                                          44,507.00

  5-03(b)2(a)        Cost of tangible goods sold                             42,876.00

  5-03(b)2           Total costs and expenses applicable
                       to sales and revenues                                165,471.00

  5-03(b)3           Other costs and expenses                               421,975.00

  5-03(b)5           Provision for doubtful accounts and notes                1,887.00

  5-03(b)(8)         Interest and amortization of debt discount              51,837.00

  5-03(b)(10)        Income/loss before taxes and other items             (587,662.00)

  5-03(b)(11)        Income tax expense                                              -

  5-03(b)(14)        Income/loss continuing operations                    (587,662.00)

  5-03(b)(15)        Discontinued operations                                         -

  5-03(b)(17)        Extraordinary items                                             -

  5-03(b)(18)        Cumulative effect - changes in
                       accounting principles                                         -

  5-03(b)(19)        Net income or loss                                   (587,662.00)

  5-03(b)(20)        Earnings per share - primary                               (0.08)

  5-03(b)(20)        Earnings per share - fully diluted                         (0.08)