Form 10-Q
period 1999-06-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 1999-08-13
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For Quarter Ended June 30, 1999

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

                  50 Tannery Road, Branchburg, New Jersey 08876
                  ---------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

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

                                 Yes x       No __

The  number  of  shares  of  Registrant's  Common  Stock,   $0.0001  par  value,
outstanding as of June 30, 1999, was 8,424,491 shares.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES


                                      INDEX
                                      -----


                                                                           Page
                                                                          Number
                                                                          ------

PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
         - June 30, 1999                                                   3

         Consolidated Statements of Operations
         - Three and six months ended June 30, 1999 and 1998               4

         Consolidated Statements of Cash Flows
         - Six months ended June 30, 1999 and 1998                         5

         Notes to Consolidated Financial Statements                       6 - 12


Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       13 - 14


PART II  -  OTHER INFORMATION                                             15


SIGNATURES                                                                16


FINANCIAL DATA SCHEDULE                                                   17

PART I - Item 1

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                                                   June 30, 1999
                                                                   -------------
ASSETS
     Current Assets
     Cash  ......................................................  $    246,720
     Accounts receivable, net of allowance for
     doubtful accounts of 100,868 ...............................        93,307
     Inventories ................................................        17,963
     Prepaid expenses ...........................................       501,779
                                                                   ------------
        Total Current Assets ....................................       859,769
     Property, plant and equipment ..............................       127,347
     Acquired software assets ...................................     1,266,497
     Other assets ...............................................        65,561
                                                                   ------------
TOTAL ASSETS ....................................................     2,319,174
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Accounts payable and accrued expenses ......................       993,330
     Dividends payable ..........................................         9,000
     Prepayments received .......................................            --
     Loans and notes payable ....................................     2,091,060
     Current maturities long-term debt ..........................        46,529
     Current maturities lease obligations .......................        15,826
                                                                   ------------
        Total Current Liabilities ...............................     3,155,745
     Long-term debt, less current portion .......................       950,000
     Lease obligations, less current portion ....................        29,839
                                                                   ------------
TOTAL LIABILITIES ...............................................     4,135,584

STOCKHOLDERS' EQUITY
     Preferred Stock Ser.A, $0.01 par value, 3,000,000
     shares authorized, 0 shares issued .........................            --
     Cumulative Preferred Stock, $0.001 par value,
     10 shares issued and outstanding ...........................             0
     Common Stock, $0.0001 par value, 30,000,000 shares
     authorized, 8,424,491 issued and outstanding ...............           842
     Contributed capital ........................................        81,000
     Additional paid-in capital .................................     8,317,437
     Accumulated deficit ........................................   (10,215,689)
                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) ............................    (1,816,410)

TOTAL LIABILITIES AND EQUITY ....................................  $  2,319,174
                                                                   ============

                 See notes to consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             Three Months Ended            Six Months Ended
                                                  June 30,                      June 30,
                                             1999           1998           1999          1998
                                         -----------    -----------    -----------    -----------

Hardware Revenues ....................   $         0    $ 1,422,521    $         0    $ 2,408,826
Software Revenues ....................        65,673          6,554        110,180         32,667
                                         -----------    -----------    -----------    -----------
Total Revenues .......................        65,673      1,429,075        110,180      2,441,493
     Cost of Goods Sold ..............        43,563        703,391         86,439      1,195,128
                                         -----------    -----------    -----------    -----------
Gross Profit .........................        22,110        725,684         23,741      1,246,365

     Selling expenses ................       191,363        552,412        356,834        851,609
     General & administrative expenses       512,464        675,416        934,439      1,123,919
                                         -----------    -----------    -----------    -----------
Operating Income (Loss) ..............      (681,717)      (502,144)    (1,267,532)      (729,163)

     Miscellaneous income ............        23,921            333         87,596            333
     Interest expense (net) ..........       (58,161)       (98,640)      (109,998)      (179,357)
     Miscellaneous expenses ..........        (6,004)       (10,000)       (19,689)       (10,000)
                                         -----------    -----------    -----------    -----------
Non-Operating Income (Expense) .......       (40,244)      (108,307)       (42,091)      (189,024)
                                         -----------    -----------    -----------    -----------

Net Loss .............................   $  (721,961)   $  (610,451)   $(1,309,623)   $  (918,187)
                                         ===========    ===========    ===========    ===========

Loss per Common Share ................   $     (0.09)   $     (0.12)   $     (0.17)   $     (0.22)
                                         ===========    ===========    ===========    ===========
Weighted Average Number of
     Common Shares Outstanding .......     8,372,824      4,960,143      7,833,959      4,203,492

                 See notes to consolidated financial statements

                                        MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         (Unaudited)


                                                                                   Six Months Ended June 30,
                                                                                     1999             1998
                                                                                 -----------    -----------
Cash Flows from Operating Activities
     Net income (loss) .......................................................   $(1,309,623)   $  (918,187)
     Adjustments to net income (loss)
        Depreciation and Amortization ........................................        92,819        144,891
        Loss on disposition of certain assets ................................         1,934              0
     Decreases (increases) in Assets
        Accounts receivable ..................................................        70,686       (936,562)
        Inventories ..........................................................         8,827       (232,169)
        Prepaid advertising ..................................................             0       (401,550)
        Prepaid expenses .....................................................      (116,171)        33,935
        Other assets .........................................................          (450)           450
     Increases (decreases) in Liabilities
        Accounts payable and accrued expenses ................................      (622,138)       202,765
                                                                                 -----------    -----------
Net Cash Provided (Used) by Operating Activities .............................    (1,874,116)    (2,106,427)

Cash Flows from Investing Activities
     Rolina & Vanity acquisition .............................................             0     (1,455,390)
     Investment Input Technologies ...........................................             0        (25,776)
     Capital expenditures ....................................................        (1,049)      (147,345)
                                                                                 -----------    -----------
Net Cash Provided (Used) by Investing Activities .............................        (1,049)    (1,628,511)

Cash Flows from Financing Activities
     Proceeds from notes payable .............................................       942,500        225,000
     Conversion of equity subscriptions ......................................             0       (275,000)
     Repayment of loans and notes ............................................      (283,427)      (235,000)
     Repayment of long-term debt .............................................       (39,000)      (128,584)
     Issuance of common stock ................................................     1,492,409      4,146,992
                                                                                 -----------    -----------
Net Cash Provided (Used) by Financing Activities .............................     2,112,482      3,733,408
Net Increase (Decrease) in Cash ..............................................       237,317         (1,530)
Cash at Beginning of Period ..................................................         9,403          4,546
                                                                                 -----------    -----------
Cash at End of Period ........................................................   $   246,720    $     3,016
                                                                                 ===========    ===========

                 See notes to consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


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

      In November, 1998, the Company sold its hardware product line comprised of Magnitude, Inc.'s ergonomic keyboard platform products and accessories. Prior to that, its business was primarily centered around the design, development, manufacture, and marketing of research-based ergonomic accessory products for the computerized workplace. In parallel, and beginning with the February 1998 acquisition by the Company of Rolina Corporation, which had developed an ergonomic software product that was being marketed under the name "ErgoSentry", and the subsequent acquisition in May 1998 of substantially all of the assets of Vanity Software Publishing Corporation, which also included a certain ergonomic software package known as "ErgoBreak", the Company engaged in the development of a unique suite of software packages designed to increase productivity in the computer related work environment which include the before mentioned "ErgoSentry" and "ErgoBreak" products. These efforts resulted, in November 1998, in the release to the market of the proprietary "Proformix EMS" (Ergonomic Management System) software system. With the sale of the hardware product line, the Company's business is now focused exclusively on the further development and marketing of these software products. The Company has not yet realized material revenues from licensing its software, and must currently be considered an enterprise in transition (see Item2: "Management's Discussion and Analysis").

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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


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

      Magnitude Inc.'s wholly owned subsidiary, Corporate Ergonomic Solutions, Inc. (Ergonomics) was incorporated in the State of New Jersey during October 1992. Ergonomics, which commenced operations in September 1997, was formed primarily to market hardware products. Its operations during 1998 and 1999 have not been significant.


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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

  Income Taxes
      The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company's income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, the benefit for income taxes has been offset entirely by a valuation allowance against the related deferred tax asset for the periods ended June 30, 1999. Notwithstanding the above, the Company has filed an application with the New Jersey Economic Development Authority who administers the current NJ Technology Business Tax Certification program to qualify for and be the beneficiary of this program which will permit a participant to liquidate its State NOL tax benefits.

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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at June 30, 1999:

Equipment                                                               $196,952
Furniture and fixtures                                                    66,093
Leasehold improvements                                                    45,770
                                                                        --------
                                                                         308,815
Less accumulated depreciation                                            181,468
                                                                        --------
                          Total                                         $127,347
                                                                        ========

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at June 30, 1999:

Accounts payable                                              $403,301

Accrued interest                                               310,790

Accrued commissions                                             53,821

Accrued salaries and professional fees                         142,830

Miscellaneous accruals                                          82,588
                                                              ========

                      Total                                   $993,330
                                                              ========

LOANS AND NOTES PAYABLE

   At June 30, 1999, Magnitude, Inc. and the Company had borrowings under short term loan agreements with the following terms and conditions:

   Pursuant to three  promissory  notes signed  throughout 1995 and   $   90,000
   1996, an investor advanced Magnitude, Inc. a total of $90,000 payable upon demand with interest at 12% per annum.

   On December 4, 1996, Magnitude,  Inc. repurchased the equivalent       75,000
   of 144,192 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue at June 30, 1999 and no demand for payment has been made through today's date.

           MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1999

LOANS AND NOTES PAYABLE  continued

   Pursuant  to the Rolina  Corporation  Agreement & Plan of Merger       100,00
   dated  February  2, 1998 the Company was to deliver to Steven D.
   Rudnik, current President and CEO of the Company, $100,000 eight months from the closing date. This indebtedness has been recast as a promissory note maturing 10/1/99 and accruing interest at 10% p.a.. In consideration of the indebtedness, Mr. Rudnik has a lien on certain software products owned by the Company.

   Note to the board chairman, principal due May 31, 2000, accruing      351,060
   interest at a rate of 10% per annum. This note is secured by all of Magnitude Inc.'s assets and property and guaranteed by the Company.

   Private Placement  Offering:  During February through June 1995,    1,475,000
   an  underwriter   acting  as  placement   agent,  on  behalf  of
   Magnitude,  Inc. placed,  in a private  placement  offering,  an
   aggregate  16  units,   each  consisting  of  a  $100,000,   12%
   promissory  note and 10,000 shares of  Magnitude,  Inc.'s common stock.  The promissory  notes were originally due on the earlier of 12 months from their  issuance or the  completion of a public or private  financing  of either  debt or equity  securities  of
   Magnitude,   Inc.,  and  were   subsequently   extended  for  an
   additional 6 months,  and further by an additional 9 months.  In
   May 1997 a restructuring  agreement  caused  $1,075,000 of these notes to be extended and  modified  to,  among other,  mature by
   April 30, 2000. Two such notes, however,  totaling $200,000 were extended and modified to, among other,  mature on dates  ranging from October 1, 1998 through April 30, 2000. The total amount of notes outstanding at June 30, 1999 was $1,475,000.
                                                                      ----------
                Total                                                 $2,091,060
                                                                      ==========


LONG-TERM DEBT

  Long-term debt as of June 30, 1999 is comprised of the following:   $  750,000

   Convertible promissory notes to seven private investors accruing interest at 7% p.a. and $ 750,000 maturing in July and August 2000. The notes provide the holders with the option to convert part or all of the outstanding principal amounts into shares of the common stock of the Company at the rate of $0.50 per share.

   Promissory  note issued to a member of the board of directors of      200,000
   the Company,  carrying interest 200,000 at 12% p.a. and maturing
   July 2000, convertible at the holders' option into shares of the common stock of the Company at the rate of $0.50 per share.

   Discounted  present  value  of a  non-interest  bearing  $70,000       33,529
   settlement with a former investor 33,529 of Magnitude, Inc. to be paid in monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum.

   Discounted  present  value of a  non-interest  bearing  $176,000       13,000
   settlement with former counsel of 13,000  Magnitude,  Inc. to be paid in 24 monthly  payments  commencing  September 1, 1997. The imputed interest rate used to discount the note is 8% per annum.
                                                                      ----------
    Total                                                                996,529

   Less current  maturities                                               46,529
                                                                      ----------
   Long-term  debt,  net of  current  maturities
                                                                      $  950,000
                                                                      ==========

         MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             JUNE 30, 1999

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

RELATED PARTY TRANSACTIONS

     On June 4, 1999, a director and shareholder exercised options to purchase 85,000 shares of the common stock of the Company at a price of $0.50 per share.

     During the quarter ended June 30, 1999, a private investor who subsequently joined the Company's board of directors, extended a loan of $200,000 to the Company. Such loan accrues interest at 12% p.a. and matures in July 2000, and is convertible at the holders' option into shares of the common stock of the Company at the rate of $0.50 per share.

     On April 1, 1999, the Company's board of directors authorized the issuance of an option to the Company's President and CEO, holder of an outstanding promissory note in the amount of $100,000, to convert the principal amount of such note into common stock of the Company at the rate of $0.50 per share.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


RELATED PARTY TRANSACTIONS, continued

     On July 21, 1999, the Company and two members of the board of directors entered into a Resignation Agreement whereby these directors resigned from all offices of the Company. In consideration of certain covenants and releases the Company agreed to increase the number of shares to be awarded these individuals pursuant to previous board resolutions, by 62,895 shares, to be registered on Form S-8.

     In July 1999 John Duncan became Executive Vice President in charge of Sales and Marketing. The terms of his employment provide, among other, for the issuance of stock options for 100,000 shares, and, conditionally, of up to a further 400,000 shares depending upon achievement of certain revenue goals for the Company.

CHANGES IN KEY PERSONNEL

     In April 1999, John Duncan joined the Board of Directors of the Company. In May 1999, Seymour Kroll was appointed to the Board of Directors of the Company. In July 1999, J. Swon and B. Deichl resigned from the Company's Board of Directors.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Software Business and Results of Operations:

Effective  with the sale of the  hardware  business in  November  1998 to Office
Specialty (see "Background" in Notes to Financial Statements) no further revenues were being generated from this product line, aside from royalties on third party revenues from the sales of such hardware products which amounted to $23,921 for the quarter and which are included in non-operating income. In the aftermath of the Office Specialty transaction, the Company's revenue base is being supplied solely by the licensing of the Company's proprietary software. The Company has not yet realized material revenues from licensing its software, and must currently be considered an enterprise in transition. The software business accounted for less than 3% of total revenues during 1998 or $72,486. A comparison of revenues to last year's fiscal quarters therefore is not meaningful. Comparisons of operating expenses likewise are of limited usefulness, and will therefore only be made where appropriate.

The Company is currently introducing to the market its new Proformix EMS(TM) suite of software products. This unique product is the first integrated suite of software tools that provides a complete system for evaluation and management of ergonomic risk factors for the computer workplace. The software also provides an effective productivity measuring tool that can make a verifiable difference in any company's bottom line. The Company's proprietary software products are designed to help businesses deal with potentially preventable repetitive stress injuries, by real-time monitoring of keyboarding activities, pro-active dialog with at-risk employees, and strategic profiling and management of computer use throughout an organization. A significant step towards introducing EMS to the a large number of potential corporate users was a 1998 joint venture agreement with AON Ergonomic Services, a division of AON Worldwide Resources, to market and sell this product.

The sales cycle for larger projects involving software related products is relatively long, and while the Company is investigating strategies to shorten it, the new products are not expected to yield significant new revenues before the fourth quarter of this fiscal year and the first two quarters of the next year. Revenues during the quarter ended June 30, 1999, totaled $65,673 and were supplied primarily from what the Company classifies as "pilot projects". Typically, in view of the new-ness of product and market, a client initially purchases a license for a "pilot version" of the software, functionally complete but limited to a smaller number of users. After undergoing a process of familiarization and evaluation the client is expected to upgrade to the intended ultimate number of users which, by definition, should encompass all personnel exposed to the above described risks. Currently, more than 100 companies in a broad cross selection of industries, among them insurance, risk management, financial institutions, oil and energy, technology, and transportation, as well as several state and federal agencies and several companies in the UK and Brazil, are at various stages of evaluating the Proformix EMS software. Many such tests and evaluations by third parties have confirmed to the Company's satisfaction that its product is mature, stable, and effective. It is with a high degree of confidence, therefore, that the Company expects many of the ongoing trial installations to lead to larger enterprise orders during the periods to come and thereby to the targeted revenue stream, despite some delays that must be anticipated as a consequence of potential clients postponing decisions involving software acquisitions due to the "Year-2000" phenomenon.

Software assets underlying the Company's products are being amortized on a straight line over 10 years, resulting in a level charge of approximately $12,000 per month to cost-of-goods-sold. Selling expenses amounted to $191,363 and general and administrative expenses totaled $512,464 for the quarter. The relatively large amount of G&A expenses is attributable to the fact that most of the Company's operating expenses currently have fixed or quasi-fixed character covering the cost of maintaining an operational infrastructure required for the business. The operating results for the quarter ended June 30, 1999, was a loss of $681,717. The net loss for the quarter was $721,961 or $0.09 per share.

Liquidity and Capital Resources

As a consequence of the operating losses the Company's liquidity remains strained. The working capital deficit grew to $2,295,976 as of June 30, 1999 and is expected to increase further as current long-term liabilities will reclassify to short-term status as a consequence of approaching maturities. Even though management is confident that - as a consequence of anticipated first larger orders - the situation will improve somewhat during the remainder of the fiscal year such development will be gradual and its impact may be incremental. Thus, the need for additional cash to augment working capital from outside sources to finance operations during the upcoming quarters will persist.

During the quarter ended June 30, 1999, the Company completed the placement of an aggregate $950,000 in convertible debt with private investors which, at the time of this submission has resulted in the receipt of approximately the same amount in cash. This debt unless converted will mature during the third quarter 2000. As stated previously, anticipated future cash needs are planned to be met from a variety of sources including relatively smaller additional debt placements and a liquidation of unused NOL tax benefits on the State level which are expected to generate approximately $500,000 during the fourth quarter 1999. Thus, management expects to be able to meet cash needs throughout the rest of the year and also that, by year end, cash flow from operations will have grown sufficiently to finance future operations.

PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

In response to this item, reference is made to the Company's reports on Form 10-KSB for the year ended December 31, 1998, and on Form 10-QSB for the quarter ended March 31, 1999, as previously submitted.


Item 2 CHANGES IN SECURITIES - None


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


                                MAGNITUDE INFORMATION SYSTEMS, INC.



Date: August 12, 1999          By:   /s/Steven D. Rudnik
                                   ------------------------------------------
                                        Steven D. Rudnik
                                        President and Chief Executive Officer