Form 10QSB
period 1999-09-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 1999-11-12
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For Quarter Ended September 30, 1999

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

                               Delaware 75-2228828
                  (State or other Jurisdiction of (IRS Employer
               Incorporation or Organization) Identification No.)

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

   The number of shares of Registrant's Common Stock, $0.0001 par value, outstanding as of September 30, 1999, was 9,027,929 shares.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES




                                      INDEX


                                                                        Page
                                                                       Number

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - September 30, 1999                                             3

         Consolidated Statements of Operations
          - Three and nine months ended September 30, 1999 and 1998        4

         Consolidated Statements of Cash Flows
          - Nine months ended September 30, 1999 and 1998                  5

         Notes to Consolidated Financial Statements                      6 - 11


Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      12 - 13


PART II  -  OTHER INFORMATION                                              14


SIGNATURES                                                                 15


FINANCIAL DATA SCHEDULE                                                    16

PART I  - Item 1

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                                           September 30, 1999
ASSETS
     Current Assets
     Cash  .............................................   $    2,588
     Accounts receivable, net of allowance for
     doubtful accounts of 61,777 .......................       95,911
     Inventories ........................................       8,963
     Prepaid expenses ...................................     507,135
                                                        ---------------------
        Total Current Assets ...........................      614,597
     Property, plant and equipment .....................      111,355
     Acquired software assets ..........................    1,230,113
     Other assets .....................................         3,059
                                                            ----------
TOTAL ASSETS ...........................................    1,959,124
                                                             ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Accounts payable and accrued expenses ..............     903,781
     Dividends payable ..................................       9,000
     Prepayments received ...............................           -
     Loans and notes payable ............................   3,161,022
     Accrued contingent liability .......................     374,890
     Current maturities long-term debt ..................      33,529
     Current maturities lease obligations ...............      15,826
                                                          -------------
        Total Current Liabilities .......................   4,498,048
     Long-term debt, less current portion ...............     175,000
     Lease obligations, less current portion ............      29,839
                                                          -------------
TOTAL LIABILITIES .......................................   4,702,887

STOCKHOLDERS' EQUITY
     Preferred Stock,  $0.01 par value,  3,000,000 shares
     authorized,  of which 2,500 shares have been designated
     as Cumulative Preferred Stock, $0.001 par value, with
     10 shares issued and outstanding .................             0
     Common Stock, $0.0001 par value, 30,000,000 shares
     authorized, 9,027,929 issued and outstanding .....           903
     Contributed capital ..............................        81,000
     Additional paid-in capital .......................     8,204,999
     Accumulated deficit ..............................   (11,030,665)
TOTAL STOCKHOLDERS' EQUITY (DEFICIT) .......               (2,743,763)

TOTAL LIABILITIES AND EQUITY .......................... $   1,959,124
                                                            ==========


                 See notes to consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          Three Months Ended                   Nine Months Ended
                                             September 30,                         September 30,
                                          1999              1998             1999              1998
                                     ------------     -------------    -------------     -------------

Hardware Revenues ....................  $            0 $  325,857     $          0     $   2,734,683
Software Revenues ....................    52,250            9,019          162,430            41,686
                                      ----------       ---------        ------------      ----------
Total Revenues .......................    52,250          334,876          162,430         2,776,369
     Cost of Goods Sold ..............    41,257          372,150          127,696         1,567,278
                                      ----------       -----------      ------------      -------------

Gross Profit .........................    10,993          (37,274)          34,734         1,209,091

     Selling expenses ................   210,383          266,623          567,217         1,118,232
     General & administrative expenses   499,253          569,737        1,433,692         1,693,656
                                      -----------      ------------      -------------    -------------

Operating Income (Loss) .............   (698,643)        (873,634)      (1,966,175)       (1,602,797)

     Miscellaneous income ............    10,469              103           98,065               436
     Interest expense (net) ..........   (77,385)         (41,782)        (187,383)       (  221,139)
     Miscellaneous expenses ..........   (49,417)         (32,547)         (69,106)          (42,547)
                                      -------------     ------------     -------------     ------------
Non-Operating Income (Expense) .......  (116,333)         (74,226)        (158,424)       (  263,250)
                                       -------------     -------------    -------------     -----------


Net Loss ............................$  (814,976)     $  (947,860)    $ (2,124,599)    $  (1,866,047)
                                       ==========     ==============    ===============  ===============


Loss per Common Share ...........         (0.09)      $     (0.19)    $      (0.26)    $       (0.41)

                                      ===========     ==============    ===============   ==============
Weighted Average Number of
     Common Shares Outstanding ..      8,824,380         5,061,977       8,164,100          4,539,511












                 See notes to consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                               Nine Months Ended September 30,
                                                  1999                   1998
Cash Flows from Operating Activities
     Net income (loss) .....................   $ (2,124,599)      $ (1,866,047)
     Adjustments to net income (loss)
        Depreciation and Amortization .......       139,694            235,414
        Loss on disposition of certain assets         8,993              7,776
     Decreases (increases) in Assets
        Accounts receivable ..................       68,281            (97,443)
        Inventories ..........................       17,827            (57,481)
        Prepaid advertising ..................            0           (388,275)
        Prepaid expenses .....................     (121,527)            19,935
        Other assets .........................        1,852                450
     Increases (decreases) in Liabilities
        Accounts payable and accrued expenses      (711,686)           227,912
                                                --------------  ---------------
Net Cash Provided (Used) by Operating Activities (2,721,165)        (1,675,815)

Cash Flows from Investing Activities
     Rolina & Vanity acquisition ...............          0         (1,455,390)
     Investment Input Technologies .............          0            (60,000)
     Disposition investment Input Technologies ..    60,000                  0
     Capital expenditures (net) .................    (2,606)          (160,425)
                                                     -------      -------------
Net Cash Provided (Used) by Investing Activities     57,394         (1,628,511)

Cash Flows from Financing Activities
     Proceeds from notes payable ..............   1,247,235            225,000
     Conversion of equity subscriptions .......           0           (275,000)
     Repayment of loans and notes .............    (293,200)          (295,000)
     Repayment of long-term debt ..............     (52,000)          (149,474)
     Accrual of contingent liability ..........     374,890               0
     Issuance of common stock .................   1,380,031          4,146,992
                                                -------------    --------------
Net Cash Provided (Used) by Financing Activitie   2,656,956          3,652,518
Net Increase (Decrease) in Cash ...............      (6,815)            58,544
Cash at Beginning of Period ...................       9,403              4,546
                                                    --------        ----------
Cash at End of Period ........................ $      2,588     $       63,490
                                             =================     ============










                 See notes to consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

DESCRIPTION OF BUSINESS

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

         The Company's primary product is an integrated suite of proprietary software modules marketed under the name "Magnitude EMS" (Ergonomic Management System) which are designed to help individual computer users and businesses deal with potentially preventable repetitive stress injury (RSI). These software modules can be applied individually or together in a comprehensive ergonomic and early intervention program that seeks to modify a user's behavior by monitoring computer usage patterns over time and warning the user when to break a dangerous trend in repetitive usage of an input device, such as a keyboard or mouse. The product was developed to train people working on computers, monitor computer-use related activities and evaluate a user's risk exposure and propensity towards injury or loss of effectiveness in connection with his/her day-to-day work. Moreover, the package enables a company to not only address the issue of health risks involving employees and to minimize resulting potential liabilities, but delivers a powerful tool to increase overall productivity.

BACKGROUND

         On June 24, 1997, the Company, Royal Capital, Inc., and Proformix, Inc., a Delaware corporation and manufacturer of ergonomic keyboarding systems, entered into an Acquisition Agreement. Proformix, Inc. in November 1998 changed its name to Magnitude, Inc. and is hereafter referred to as Magnitude, Inc. Pursuant to the June 1997 Acquisition Agreement, Magnitude Inc. shareholders were offered 1 share of the Company's common stock for every 3.4676 shares of Magnitude, Inc. common stock, and 1 share of preferred stock for every 1 share of Magnitude, Inc. preferred stock. At the time of this submission, holders of approximately 98% of Magnitude, Inc. common stock have tendered their shares in exchange for Magnitude Information Systems, Inc. common shares. The remaining 2% of Magnitude, Inc. stockholders hold a minority interest which is valued at $0. For accounting purposes, the acquisition has been treated as an acquisition of Magnitude Information Systems, Inc. by Magnitude, Inc. and a recapitalization of Magnitude, Inc.. As a result, the Company and Magnitude, Inc. remain as two separate legal entities whereby Magnitude, Inc. operates as a subsidiary of Magnitude Information Systems, Inc.. The operations of the newly combined entity are currently comprised solely of the operations of Magnitude, Inc.

         On February 2, 1998, the Company entered into an Agreement and Plan of Merger with Rolina Corporation, a privately held New Jersey software developing firm, and on April 30, 1998, into an Asset Purchase Agreement with Vanity Software Publishing Co., a Canadian developer of specialized software, whereby the Company, in return for payments in form of cash and equity, acquired the rights to certain software products and related assets, with such software products subsequently forming the basis for the further development during the year of the Company's proprietary "Magnitude EMS" (Ergonomic Management System) software product. The "Magnitude EMS" system was introduced to the market in November 1998 and has since been expanded and enhanced through newer releases.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

         On November 18, 1998, the Company and its wholly owned subsidiary Magnitude, Inc. entered into an Asset Purchase Agreement and several related agreements with 1320236 Ontario Inc. ("OS"), a publicly traded Canadian designer, manufacturer and distributor of office furniture based in Holland Landing, Ontario, Canada, pursuant to which OS acquired Magnitude, Inc.'s hardware product line comprised of ergonomic keyboard platform products and accessories, and all related inventory and production tooling and warehousing assets, and all intellectual property rights including the Proformix name, against a cash consideration and an ongoing contingent stream of royalty payments on OS' sales of the Proformix hardware products. The Agreement with OS also provided for the retirement of the Company's then existing bank debt, out of the proceeds of the transaction. Further details regarding this transaction may be obtained from the Company's related filing of February 9, 1999, on Form 8-K, incorporated herein by reference. With the sale of the hardware product line, the Company's business is now focused exclusively on the further development and marketing of its new software products. The Company has not yet realized material revenues from licensing its software, and must currently be considered an enterprise in transition (see Item 2: "Management's Discussion and Analysis").

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

     Securities Issued for Services
         The Company accounts for stock and stock options issued for services by reference to the fair market value of the Company's stock on the date of stock issuance or option grant. Compensation expense is recorded for the fair market value of the stock issued, or in the case of options, for the difference between the stock's fair market value on the date of grant and the option exercise price. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-based Compensation". The statement generally suggests, but does not require, employee stock-based compensation transactions be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

     Income Taxes
         The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company's income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, the benefit for income taxes has been offset entirely by a valuation allowance against the related deferred tax asset for the periods ended September 30, 1999. Notwithstanding the above, the Company has filed an application with the New Jersey Economic Development Authority who administers the current New Jersey Tax Certification program pursuant to the New Jersey Emerging Technology and Biotechnology Financial Assistance Act to qualify for and be the beneficiary of this program which will permit a participant to liquidate its State NOL tax benefits against cash considerations.

     Net Loss Per Share
         Net loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share" is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive.

     Revenue Recognition
         Revenue from hardware product sales is recognized at the time of shipment provided that the resulting receivable is deemed probable of collection. Revenue from the licensing of proprietary software products is recognized at the time of licensing provided that the resulting receivable is deemed probable of collection.

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

PREPAID EXPENSES

         Prepaid  expenses  include a position  of  $375,000  resulting  from an agreement in February 1998 with BNN Business News Network Inc., a nationwide media advertising and radio network company, whereby the Company purchased advertising time to be utilized on stations associated with Business News Network Inc., usable over a period of three years and aggregating $900,000 in retail value, against issuance of 150,000 new and restricted common shares. The services purchased were capitalized at the then fair market value of the stock issued, for a total of $375,000. The resulting asset will be amortized as utilized, over the time frame of the next eighteen months. As per the date of this report, no portion of this asset has been utilized. Management believes that the Company will derive economic benefits commensurate with the value of this asset. If management determines that these assumptions are incorrect or that it may not be able to economically utilize the entire amount during the time allotted, it will effect an accelerated amortization or write-down of this asset position.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

OTHER ASSETS

     During a meeting of the Board of Directors on September 7, 1999, it was determined that the Company accept an offer from a third party to acquire its equity investment in Input Technologies Inc. for a consideration of approximately $20,000. This investment was carried on the books at $60,000 , however, in management's opinion the change in the Company's business in connection with the November 1998 sale of its former hardware product line, and the current financial condition of Input Technologies Inc.
     warrant the divestiture.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at September 30, 1999:

              Equipment                                     $       157,520
              Furniture and fixtures                                 64,184
              Leasehold improvements                                 45,770
                                                              --------------

                                                                    267,474

              Less accumulated depreciation                         156,119
                                                              --------------

                                        Total               $       111,355
                                                              ==============

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at September 30, 1999:

              Accounts payable                            $       329,657

              Accrued interest                                    325,158

              Accrued commissions                                  47,474

              Accrued salaries and professional fees              131,299

              Miscellaneous accruals                               70,193
                                                                =============

                                    Total                  $      903,781
                                                                =============

LOANS AND NOTES PAYABLE

     At September 30, 1999, Magnitude, Inc. and the Company had borrowings under short term loan agreements with the following terms and conditions:


         Pursuant to three  promissory  notes signed throughout
         1995 and 1996, an investor                         $     119,735
         advanced Magnitude, Inc. a total of $90,000 payable upon demand with interest at 12% per annum. In July 1999, these obligations and accrued interest were converted into a new promissory note maturing February 2000.

         On December 4, 1996,  Magnitude,  Inc. repurchased the
         equivalent  of 144,192 shares                              75,000
         of itscommon stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due
         December 4, 1998. This note is overdue at September 30, 1999 and no demand for payment has been made through today's date.


        MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


     LOANS AND NOTES PAYABLE  continued
         Pursuant  to the Rolina  Corporation  Agreement  &
         Plan of Merger dated  February  2, 1998                     100,000
         the Company was to deliver to Steven D. Rudnik, current President and CEO of the Company, $100,000 eight months from the closing date. This indebtedness has been recast as a promissory note maturing 10/1/99 and accruing interest at 10% p.a..
         In consideration of the indebtedness, Mr. Rudnik has a lien on certain software products owned by the Company.

         Note to the board chairman,  principal due May 31, 2000,
         accruing interest at a rate of                              351,060
         10% per annum.  This note is secured by all of Magnitude
         Inc.'s assets and property and is guaranteed by the Company.

         Private  Placement  Offering:  During  February
         through June 1995, an underwriter acting as               1,475,000
         placement agent, on behalf of Magnitude, Inc., in a private placement offering, placed an aggregate 16 units, each consisting of a $100,000, 12% promissory note and 10,000 shares of Magnitude, Inc.'s common stock. The promissory notes were originally due on the earlier of 12 months from their issuance or the completion of a public or private financing of either debt or equity securities of Magnitude, Inc., and were subsequently extended for an additional 6 months, and further by an additional 9 months. In May 1997 a restructuring agreement caused $1,075,000 of these notes to be extended and modified to, among other, mature by April 30, 2000. Two such notes, however, totaling
         $200,000 were extended and modified to, among other, mature on dates ranging from October 1, 1998 through April 30, 2000. The total amount of notes outstanding at September 30, 1999 was $1.475,000.

         Convertible   promissory  notes  issued  to  seven          850,000
         individual private accredited investors accruing interest at 7% p.a. and maturing during the third quarter 2000. The notes provide the holders with the option to convert part or all of the outstanding principal amounts into shares of the common stock of the Company at the rate of $0.50 per share.

         Promissory note issued to a member of the board             190,227
         of directors of the Company,  carrying interest
         at 12% p.a.  and maturing  July 2000,  convertible
         at the  holders'  option into shares of the common
         stock of the Company at the rate of $0.50 per share.
         The note as originally issued for $200,000 with
         $9,773 since repaid.
                                                               --------------
                  Total                                      $     3,161,022
                                                               ==============

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


ACCRUED CONTINGENT LIABILITY

        Pursuant to the  February 2, 1998,  Agreement  and    $      374,890
        Plan of Merger with Rolina  Corporation  (see
        "Background")  the Company had issued  155,556  shares
        (the "Shares") of its common stock to the principal of Rolina Corporation who currently serves as the Company's President and Chief Executive Officer, and had issued a Put Option for such Shares at a price of $2.41 per share in accordance with the provisions contained therein, with notice for exercise eligible to be given at any time after February 1, 2000, and before 5:00 p.m. on the 90th day thereafter.
        In view of the relative proximity of the exercise period of the option and the fact that the market price for the Company's shares currently is significantly lower than the option put price, the entire amount has been recognized as an accrued contingent liability.


LONG-TERM DEBT

     Long-term debt as of September 30, 1999 is comprised of the following:

        Convertible  promissory note issued to a private       $     175,000
        accredited investor accruing interest at 7% p.a. and maturing during the fourth quarter
        2000. The note provides the holder with the option to convert part or all of the outstanding principal amounts into shares of the common stock of the Company at the rate of $0.50 per share.

        Discounted  present value of a non-interest  bearing
        $70,000  settlement with a former investor              $     33,529
        of Magnitude, Inc. to be paid in monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum.

  INCOME TAXES

       At December 31, 1998,  the Company had net operating
       loss carry forwards approximating                        $  8,900,000
       which expire between the years 2008 and 2013 and are subject to certain annual limitations.

  The Company's total deferred tax asset and valuation allowance at December 31, 1998 are as follows:
            Total deferred tax asset                            $  3,560,000
            Less valuation allowance                               3,560,000
            Net deferred tax asset                              $          -
                                                             ================

COMMITMENTS AND CONTINGENCIES

   Lease Agreement
     Magnitude, Inc. leases its administrative offices pursuant to a lease agreement dated December 9, 1998. Such lease commenced December 16, 1998 and expires on December 31, 2001 and requires monthly payments of $3,700 from December 16, 1998 to October 31, 1999 and $3,250 from November 1, 1999 to December 31, 2001.

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

RELATED PARTY TRANSACTIONS

     -- None .

CHANGES IN KEY PERSONNEL

    In July 1999, J. Swon and B. Deichl resigned from the Company's Board of Directors.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Software Business and Results of Operations:

Effective  with the sale of the  hardware  business in  November  1998 to Office
Specialty (see "Background" in Notes to Financial Statements) no further revenues were being generated from this product line, aside from royalties on third party revenues from the sales of such hardware products which amounted to $10,469 for the quarter and which are included in non-operating income. In the aftermath of the Office Specialty transaction, the Company's revenue base is being supplied solely by the licensing of the Company's proprietary software. The Company has not yet realized material revenues from licensing its software, and must currently be considered an enterprise in transition. The software business accounted for less than 3% of total revenues during 1998 or $72,486. A comparison of revenues to last year's fiscal quarters therefore is not meaningful. Comparisons of operating expenses likewise are of limited usefulness, and will therefore only be made where appropriate.

The Company is currently introducing to the market its new Magnitude EMS(TM) ("Ergonomic Management System") suite of software products. This unique product is the first integrated suite of software tools that provides a complete system for evaluation and management of ergonomic risk factors for the computer workplace. The software also provides an effective productivity measuring tool that can make a verifiable difference in any company's bottom line. The Company's proprietary software products are designed to help businesses deal with potentially preventable repetitive stress injuries, by real-time monitoring of keyboarding activities, pro-active dialog with at-risk employees, and strategic profiling and management of computer use throughout an organization. A significant step towards introducing EMS to the a large number of potential corporate users was a 1998 joint venture agreement with AON Ergonomic Services, a division of AON Worldwide Resources, to market and sell this product. During the quarter, this agreement has been renewed and expanded.

The sales cycle for larger projects involving software related products is relatively long, and while the Company is investigating strategies to shorten it, the new products are not expected to yield significant new revenues before the end of this fiscal year and the first two quarters of the next year. Revenues during the quarter ended September 30, 1999, totaled $52,250 and were supplied primarily from what the Company classifies as "pilot projects". Typically, in view of the new-ness of product and market, a client initially purchases a license for a "pilot version" of the software, functionally complete but limited to a smaller number of users. After undergoing a process of familiarization and evaluation the client is expected to upgrade to the intended ultimate number of users which, by definition, should encompass all personnel exposed to the above described risks. Currently, more than 100 companies in a broad cross selection of industries, among them Insurance, Risk Management, Financial Institutions, Oil & Energy, Technology, and Transportation as well as several State and Federal agencies and several companies in the UK and Brazil, are at various stages of evaluating the Magnitude EMS software. Many such tests and evaluations by third parties have confirmed to the Company's satisfaction that its product is mature, stable, and effective. It is with a high degree of confidence, therefore, that the Company expects many of the ongoing trial installations to lead to larger enterprise orders during the periods to come and thereby to the targeted revenue stream, despite some delays that must be anticipated as a consequence of potential clients postponing decisions involving software acquisitions, due to the "Year-2000" phenomenon. Even though, the Company in October 1999 posted its best month ever, with $61, 000 in revenues, as a result of the conversion of a pilot program by a client, in this case one of the world's largest drug development services companies.

Software assets underlying the Company's products are being amortized on a straight line over 10 years, resulting in a level charge of approximately $12,000 per month to cost-of-goods-sold. Selling expenses amo unted to $210,383 and general and administrative expenses totaled $499,253 for the quarter, roughly equal to the preceding 3-months period. The relatively large amount of G&A expenses is attributable to the fact that most of the Company's operating expenses currently have fixed or quasi-fixed character covering the cost of maintaining an operational infrastructure required for the business. The operating results for the quarter ended September 30, 1999, was a loss of $698,643. The net loss for the quarter was $814,976 or $0.09 per share.

Liquidity and Capital Resources

As a consequence of the operating losses the Company's liquidity remains strained. The increase by approximately $1.5 million in the working capital deficit during the quarter was primarily a consequence of a reclassification of long-term liabilities to current status because of approaching maturities, and the placement of convertible promissory notes with private investors for purpose of raising working capital. Even though management is confident that - as a consequence of anticipated first larger orders - the situation will improve considerably during the next few quarters such development will be gradual and its impact may be incremental. Thus, the need for additional cash to augment working capital from outside sources to finance operations during the upcoming quarters will persist.

During the quarter ended June 30, 1999, the Company completed the placement of an aggregate $275,000 in convertible debt with accredited private investors which, at the time of this submission has resulted in the receipt of approximately the same amount in cash. This debt unless converted will mature during the third and fourth quarter 2000. Anticipated future cash needs are planned to be met from a variety of sources including relatively smaller additional debt placements and a liquidation of unused NOL tax benefits pursuant to the New Jersey Emerging Technology and Biotechnology Financial Assistance Act which are expected to generate approximately $500,000 during the fourth quarter 1999 and the first quarter in 2000. In addition, the Company is currently conducting exploratory discussions with several potential private investors with respect to a larger financing transaction expected to be consumed during the first quarter in 2000. While there can be no assurance that these efforts will result in securing such funds on terms acceptable to the Company, management expects to be able to meet cash needs throughout the rest of the year and beyond, and to secure the financing necessary to support the expected vigorous growth during the upcoming year.

PART  II  -  OTHER INFORMATION

Item 1   LEGAL PROCEEDINGS

In response to this item, reference is made to the Company's reports on Form 10-KSB for the year ended December 31, 1998, and on Forms 10-QSB for the quarters ended March 31, 1999 and June 30, 1999 as previously submitted.


Item 2   ISSUANCE OF UNREGISTERED SECURITIES

On September 1, 1999, the Company issued 7,210 shares of its common stock to a shareholder of Magnitude, Inc., f/k/a Proformix, Inc. in exchange for his 25,000 shares in Proformix, Inc., pursuant to the terms of the Company's stock exchange offer of July 2, 1997.

During the second and third quarters of 1999 the Company received an aggregate $1,225,000 in cash against issuance of convertible promissory notes in the same aggregate amount, to eight individual accredited private investors pursuant to transactions under Section 4 (2) of the Securities Act, all of them maturing at 14 months from date of issuance, convertible at the holders' option into shares of the common stock of the Company at the rate of $0.50 /share, and carrying interest at rates between 7% and 12% p.a. . A portion of such notes was accompanied by stock purchase warrants for the purchase of an aggregate 1,450,000 shares at $1 per share, with such warrants being callable by the Company under certain circumstances, if and when the market price reaches $2 per share.

Item 3   DEFAULTS ON SENIOR SECURITIES    -  None
         -----------------------------


Item 4   SUBMISSION OF MATTERS TO A VOTE OF
         SECURITIES' HOLDERS   -  None


Item 5   OTHER INFORMATION     -  None


Item 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)   Exhibit 27 - Financial Data Schedule - is attached hereto.

         (b) Reports on Form 8-K: - On July 19, 1991, the Company filed a report on Form 8-K, informing about the results of a research test conducted in collaboration with Cornell University. The project involved the utilization of the Company's primary product, the "EMS Ergonomic Management System" software product, in a typical office environment .

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    MAGNITUDE INFORMATION SYSTEMS, INC.




Date:   November 11, 1999           By: _____/s/  Steven D. Rudnik___________
                                         ---------------------
                                          Steven D. Rudnik
                                          President and Chief Executive Officer