Form 10KSB
period 1999-12-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2000-03-31
CIK 838796

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 1999


                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              AND EXCHANGE OF 1934

                        For the Transition Period From to

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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          The  Registrant's  revenues for the fiscal year ended
December 31, 1999, were $263,553.

Common stock, par value $.0001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on March 28, 2000. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on March 28, 2000, ($2.44), the aggregate market value of the approximately 10,460,000 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on March 28, 2000, was approximately $25,500,000. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

          As of March 28, 2000, 14,391,980 shares of Common Stock, $.0001 par value, were outstanding.

             DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

                       MAGNITUDE INFORMATION SYSTEMS, INC.

                                    CONTENTS


PART I.                                                                  Page
                                                                         ----

      Item  1.    Business...............................................  4

      Item  2.    Properties ............................................ 11

      Item  3.    Legal Proceedings ..................................... 11

      Item  4.    Submission of Matters to a Vote of Security Holders ... 11

PART II.

      Item  5.    Market for Registrant's Common Equity and
                  Related Shareholder Matters ............................12

      Item  6.    Management's' Discussion and Analysis of
                  Financial Condition and Results of Operations ..........14

      Item  7.    Financial Statements and Supplementary Data ............18

      Item  8.    Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure      ........... 18

PART III.

      Item  9.    Directors and Executive Officers of the Registrant .... 19

      Item 10.    Executive Compensation ................................ 22

      Item 11.    Security Ownership of Certain Beneficial Owners
                  and Management ........................................ 24

      Item 12.    Certain Relationships and Related Transactions ........ 25

      Item 13.    Exhibits and Reports on Form 8-K ...................... 26


                  Signatures ............................................ 27

                  Exhibit Index ......................................... 28

                                     PART I

ITEM     1:       BUSINESS

Background

         Magnitude Information Systems, Inc. (the "Company") was incorporated as a Delaware corporation on April 19, 1988 under the name Fortunistics Inc. On March 4, 1993, the Company changed its name to Whitestone Industries, Inc. On July 14, 1997, the Company changed its name to Proformix Systems, Inc., and on November 18, 1998, the Company changed its name to Magnitude Information Systems, Inc.

     On June 24, 1997, the Company, extended a stock exchange offer to the shareholders of Proformix, Inc., a Delaware corporation and manufacturer of ergonomic keyboarding systems. Proformix, Inc. in November 1998 changed its name to Magnitude, Inc. and is now referred to as Magnitude, Inc.. At the time of this submission, holders of 98.5% of Magnitude, Inc. common stock have tendered their shares. The business combination which took the form of a reverse acquisition has been accounted for as a purchase. As a result, the Company and Magnitude, Inc. remain as two separate legal entities whereby Magnitude, Inc. operates as a subsidiary of Magnitude Information Systems, Inc.. The operations of the newly combined entity are currently comprised solely of the operations of Magnitude, Inc.

         On February 2, 1998, the Company entered into an Agreement and Plan of Merger with Rolina Corporation, a privately held New Jersey software developing firm, and on April 30, 1998, into an Asset Purchase Agreement with Vanity Software Publishing Co., a Canadian developer of specialized software, whereby the Company, in return for payments in form of cash and equity, acquired the rights to certain software products and related assets, with such software products subsequently forming the basis for the further development, during the year, of the Company's proprietary ErgoManager(TM) software system.

         On November 18, 1998, the Company and its wholly owned subsidiary Magnitude, Inc. entered into an Asset Purchase Agreement and several related agreements with 1320236 Ontario Inc. ("OS"), a publicly traded Canadian designer, manufacturer and distributor of office furniture based in Holland Landing, Ontario, Canada, pursuant to which OS acquired Magnitude, Inc.'s hardware product line comprised of the Company's ergonomic keyboard platform products and accessories, all related inventory and production tooling and warehousing assets, and all intellectual property rights including the Proformix name, against a cash consideration and an ongoing contingent stream of royalty payments on OS' sales of the Proformix hardware products.

         The  Company is  currently  subject to the  reporting  requirements  of
Section 15(d) of the Securities Exchange Act of 1934. The Company has the authority to issue an aggregate of Thirty Million (30,000,000) Common Shares, par value $.0001, and Three Million (3,000,000) Preferred Shares, par value $.01, of which at December 31, 1999, Two Thousand Five Hundred (2,500) were designated as Cumulative Preferred Shares, par value $.001 . On January 31,
2000, the Company filed amendments to its Certificate of Incorporation, designating from its "blank check" preferred stock pool 200,000 shares as Series A Senior Convertible Preferred Stock, par value $0.001; 350,000 shares as Series B Senior Convertible Preferred Stock, par value $0.001; and 120,000 shares as Series C Senior Convertible Preferred Stock, par value $0.001.

         As of December 31, 1999, there were outstanding 10,340,261 Common Shares and 10 Cumulative Preferred Shares.

Narrative Description of Business

       Until November 18, 1998, when the Company sold its hardware product line comprised of Magnitude, Inc.'s ergonomic keyboard platform products and accessories, its business was primarily centered around the design, manufacture, and marketing of accessory products for the computerized workplace. In parallel, and beginning with the February 1998 acquisition by the Company of Rolina Corporation, an early stage software business which had developed an ergonomic software product that was being marketed under the name "ErgoSentry", and the subsequent acquisition in May 1998 of substantially all of the assets of Vanity Software Publishing Corporation, a Canadian software firm, which also included a certain ergonomic software package known as "ErgoBreak", the Company engaged in the development of a unique suite of software packages designed to increase productivity and prevent repetitive stress injury in the computer-related work environment which include the before mentioned "ErgoSentry" and "ErgoBreak" products. These efforts resulted, in November 1998, in the completion of the initial release of the proprietary ErgoManager(TM) software system. The Company's business is now focused exclusively on the further development and promotion of these and other software products. The Company has applied for several patents for its products, and has recently received a Notice of Allowance from the U.S. Patent and Trademark Office on its application relative to certain core inventions within its ErgoManager(TM) system. The Company has not yet realized material revenues from licensing its software. With new products targeted at relatively new markets the Company currently must be considered an enterprise in transition.

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

         Repetitive stress injury (RSI) is a classification of diseases caused by the excessive use of joints. It is a sub-classification of Cumulative Trauma Disorders (CTDs). One common form of RSI is Carpal Tunnel Syndrome (CTS) which can be caused by excessive typing, among other activities, and can be aggravated by deficient - in the ergonomic sense - equipment and inappropriate work habits. The carpal tunnel is a channel in the wrist where tendons and the median nerve connect the arm to the hand. Through excessive use, the tendons become swollen and pinch the nerve. RSI accounts for a large portion of work-related illnesses, and the incidence of RSI is expected to grow as the number of people operating keyboards increases. The impact of RSI is measured not only in the pain and suffering of its victims, but also in time lost from work and medical costs.

         The Company's proprietary software products are designed to help businesses deal with potentially preventable repetitive stress injuries, by real-time monitoring of keyboarding activities, pro-active dialog with at-risk employees, and strategic profiling and management of computer use throughout an organization.

         During 1996, the issues of repetitive stress injuries and the potential of liability to employers from the effects of carpal tunnel syndrome and other RSI's on employees were forcibly brought to the forefront of corporate consciousness through widely publicized suits involving a major computer maker. The US Bureau of Labor Statistics reported that already in 1995, there were approximately 70,000 cases of carpal tunnel syndrome and associated tendonitis, and that 25% of all injuries that result in lost work time are due to repetitive stress problems. They currently cost employers an estimated $20 billion a year in workers' compensation claims. The federal government estimates an additional $80 billion is lost in related costs such as absenteeism and reduced productivity. Increased awareness of the health risks and associated costs led the State of California to pass OSHA Title 8 which directs qualifying employers to establish and implement a program designed to minimize RSI's. Such program shall include work-site evaluation, control of exposures which have caused RSI's, and training of employees. The Company's proprietary software products deliver a comprehensive compliance tool. In a similar pursuit, the Clinton Administration, in January 2000, proposed that on a federal level, preventive guidelines be established, and the Occupational Safety and Health Administration plans to issue pertinent regulations this year. The RSI issues in the United States are mirrored in the rest of the developed world. The Company believes that the growing recognition of these trends will give rise to a rapidly expanding market for the Company's products.


The Industry

         The Company operates in only one business segment: the development, marketing, and licensing of risk aversion and productivity enhancement software products for the computerized workplace environment. More specifically, the Company licenses highly sophisticated and proprietary software that provides computer based training, work pacing and monitoring tools, as well as a computer workstation assessment tool.

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

         The Company operates primarily in the United States of America, however, has introduced a Portuguese language version of its software products for the Brazilian market, and is preparing other language versions. The Company has not yet derived any material revenues from the licensing or sale of its software products, either domestically or in foreign markets.


Products,  Patents, Trademarks

         The Company's current primary product is a suite of seven proprietary software modules marketed under the name ErgoManager(TM) which are designed to help individual computer users and businesses deal with potentially preventable repetitive stress injury (RSI). The seven software modules can be applied individually or together in a comprehensive ergonomic and early intervention program that seeks to modify a user's behavior by monitoring computer usage patterns over time and warning the user when to break a dangerous trend in repetitive usage of an input device, such as a keyboard or mouse. The product was developed to train people working on computers, monitor computer-use related activities and evaluate a user's risk exposure and propensity towards injury or loss of effectiveness in connection with his/her day-to-day work. Moreover, the package enables a company to not only address the issue of health risks involving employees and to minimize resulting potential liabilities, but delivers a powerful tool to increase overall productivity.

         The system is highly customizable for management, staff and employees. All components operate on any PC or workstation running the Microsoft Windows operating system. The ErgoManager(TM) suite employs the International RULA (Rapid Upper Limb Assessment) standard for compliance with California OSHA Title
8. The seven modules are described as follows:

ErgoSure : A postural risk-assessment tool that records how an employee is working; it determines injury potential and suggests improvements. It also can be used to evaluate workstation alternatives prior to purchase.

ErgoSentry(TM) : Employing patent-pending algorithms that measure rest against work in real time, the non intrusive program informs users when to break from high-risk trends (thresholds definable by the user or corporate safety officer) when keyboarding or using a mouse. ErgoSentry also includes an "ErgoPak" video or slides that depict correct workstation setup, posture and repetitive stress-reducing exercises.

Surveyor(TM) : An electronic surveyor used by management to gather macro-information about employee populations and to gain a clear understanding of equipment usage, discomfort and comfort patterns, workstation configurations and employee habits.

UserNotes(TM) : An easy, effective means for employees to report workplace discomfort so staff can address certain issues earlier, at lower cost and with greater likelihood of success. UserNotes encourages a proactive approach.

Guardian : Captures the frequency of mouse clicks and activation of individual keys, over time. It also can be used in a review process to assess attributes such as ease-of-use among competing applications. Guardian also is a good training tool. By measuring before-and-after results, Guardian can be used to determine the type of training program needed, measure each program's effectiveness and highlight needed improvements.

ErgoQuiz: An electronic testing system and awareness-building tool that measures employees' understanding of ergonomic principles.

ErgoManager(TM) Analyzer: A comprehensive report writer and analysis tool for manipulating, interpreting and evaluating the data collected in the ErgoSentry module - on the workstation-, department-, and company level.

         In addition to the trademarks shown above which are owned by the Company, Magnitude has applied for other product designators to be afforded trademark protection, and has filed US Patent Application for certain design principles underlying several of its proprietary software products, including a patent application for its newest product, a new class of usage tracking and data collection software that is directed towards e-commerce and a wide range of other Internet related applications. There can be no assurance, however, that such patents will be granted or, if granted, that a third party will not design products which perform the same or similar functions as the Company's products, using technology other than that covered by the Company's patents.

Patents and New Products

ErgoSentry - Patent Allowed:

         A Notice of Allowance was received by the company on January 3, 2000. The patent will cover various innovations including a proven approach that helps computer users manage their activity to improve productivity and reduce the risk of repetitive motion injuries

ErgoPal Introduced, Patent Pending:

         New patent-pending ErgoPal software -- a work pacing tool that helps users mitigate health risks and improve their productivity by gently alerting them to increases in stress and fatigue which are occurring before they realize it.

eFuel Announced, Patent Pending:

         New patent-pending technology powering consumable software, web-sites and deliverable content. eFuel can be used as an e-Commerce currency provided in exchange for user information on their computer usage both online and offline. Users build up rewards to apply towards product and service purchases.

SmartErgonomics.Com Initiative:

         A new initiative by the company providing a new and complete, community-based ergonomics web-site portal for parents, individuals and EH&S professionals. The advanced underlying eFuel powered portal technology will be resold to others.


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

         With its new proprietary ergonomic software the Company offers a comprehensive and effective tool for corporate clients to address the three major issues involved: (a) employee wellness, (b) cost containment and productivity enhancement, and (c) potential legal liabilities. While certain portions of the ErgoManager(TM) software suite have been previously marketed as individual modules, the release to the market, in November 1998, of an overall integrated solution in form of the ErgoManager(TM) system constituted a novel approach.

         Since that time, the product has been installed by a rapidly growing number of corporate and institutional clients. Typically, in view of the new-ness of product and market, such client initially purchases a license for a "pilot version" of the software, functionally complete but limited to a smaller number of users. After undergoing a process of familiarization and evaluation the client is expected to upgrade to the intended ultimate number of users which, by definition, should encompass all personnel exposed to the above described risks. Many tests and evaluations by third parties have confirmed to the Company's satisfaction that its product is mature, stable, and effective. It is with a high degree of confidence, therefore, that the Company expects many of the ongoing trial installations to lead to larger enterprise orders and, thereby, to the targeted revenue stream. The key to economic success therefore lies in a comprehensive marketing approach that carries the Company's message to the largest possible number of prospective clients. Since its own financial resources are limited, the Company embarked on a strategy to seek marketing partnerships with entities and individuals in the risk management industry. An important milestone was reached when the Company, in the fall of 1998 entered into a joint venture agreement with AON Ergonomic Services, a division of AON, one of the largest insurance services companies in the world, to market the ErgoManager(TM) system. This agreement was renewed and expanded in July 1999. In January 2000, Anderson Consulting LLP and the Company entered into an agreement whereby Anderson will include the Company's products in their prestigious "Ideas Exchange" showcase. This agreement is of special significance because it will introduce the Company to a potentially large audience of key corporate clients.

         The Company intends to continue developing strategic marketing relationships with leading business consultants, to broaden its distribution channels to include tiered marketing arrangements, and to strengthen its direct sales force and support organization, thereby focusing on a marketing approach which emphasizes the advantages that accrue to a business from the unique combination of risk management and productivity enhancement tools provided by ErgoManager(TM).


Research and Development

         Since early 1998 the Company has invested considerable resources in the further development of the overall ErgoManager(TM) system and the integration of certain software assets acquired pursuant to the agreements with Rolina Corporation and Vanity Software Publishing Corporation (see "Narrative Description of Business"), and in further enhancements to the products. Also during this time, a complete set of new and necessary documentation and marketing collateral was created. In late summer, the first official version of ErgoManager(TM), Version 1.78, was released, followed in October 1998 by Version 2.12., and in April 1999 by Version 3.05.
The Company has scheduled Version 4.0 for release in April this year.

         The Company has expensed all expenditures related to the above efforts. Such expenses totaled $162,600 for the year ended December 31, 1999, and $130,460 for the year ended December 31, 1998.

Competition

         The market addressed by the Company's software products is presently served by a number of smaller software companies, none of which occupies a dominant position. These competitors, however, typically only target task complexes that are addressed by individual component parts of the Company's products, such as the ErgoSentry(TM) module, without offering a comparable breadth of function and integration in such areas as work-site evaluation, employee training and work pacing.

         The Company is not aware of any products that directly compete with its integrated software product suite that is marketed by the Company under the trade name ErgoManager(TM). While the Company believes that it currently has a strategic competitive advantage in ergonomic software, especially with regard to its patent-pending algorithms, there can be no assurance that competitors will not attempt to copy the Company's products or develop and successfully license similar products, to the Company's detriment.

Seasonality and Dependency

         The industry segment in which the Company does business is not seasonal. The Company's software related revenues until now have consisted primarily of smaller orders for pilot projects and field tests. The Company's future success is dependent upon its ability to follow up on such initial orders with enterprise-wide contracts where corporate clients introduce the Company's software products across the entire spectrum of computer workplaces throughout their company or certain divisions. There can be no assurance that the Company will succeed in doing so, or if it does succeed, that its business will generate enough revenues during the coming periods, in a timely manner and sufficient in scope, to finance and support the Company's planned future growth as expected by management.


License Agreements

         On December 1, 1997, the Company entered into a two year Software Distribution and Option Agreement with Cornell Ergonomics Inc., a Delaware corporation, pursuant to which it is licensed on an exclusive basis, to distribute and sub-license a certain software product known as "ErgoSure" which the Company currently markets in conjunction with its own proprietary software products.
On January 15, 2000, the Company acquired full title and ownership to that product.


Employees

         As of December 31, 1999, the Company employed 13 persons, of whom four were primarily engaged in research and development and software support activities, five were primarily engaged in sales and marketing, and four in general administrative and clerical functions. The Company has no collective bargaining agreements with its employees.

ITEM 2:  PROPERTIES

         The Company leases approximately 4,000 square feet of office space at 50 Tannery Road, Branchburg, New Jersey, where it maintains its executive and administrative headquarters and product development and support operations. The current lease agreement ends on December 31, 2001, and calls for monthly rental payments of $3,250 plus certain expenses. On March 15, 2000, the Company entered a five year lease for approximately 6,000 square feet of office space at 401 Route 24, Chester, New Jersey, to which address it will relocate its operations during April 2000. This lease agreement calls for monthly rental payments of $6,500 with nominal increases after years No. 2, 3, and 4.



ITEM 3:  LEGAL PROCEEDINGS

         The Company is not a party in any legal proceedings.



ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the security holders during the fourth quarter of this fiscal period.

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

         The Company's Common Stock currently trades on the Electronic Bulletin Board of the OTC market, under the symbol MAGY. The following table sets forth, for the calendar quarters indicated, and for the last two years, the high and low sales prices for the Company's Common Stock:


                                                       OTC-BB
                                            High/Ask            Low/Bid
1998
         First Quarter ....................  $5 7/8              $4 3/8
         Second Quarter ...................   5 7/8               3 3/4
         Third Quarter ....................   4 3/4               1 1/4
         Fourth Quarter ...................   2 5/8                 3/4

1999
         First Quarter.....................  $ 1.37               $0.41
         Second Quarter....................    0.81                0.53
         Third Quarter ....................    1.09                0.55
         Fourth Quarter ...................    0.76                0.42


         As of March 28, 2000, there were approximately 225 shareholders of record for the Company's Common Stock. The number of record holders does not include shareholders whose securities are held in street name.

         The Company has not declared or paid, nor has it any present intention to pay, cash dividends on its Common Stock. The Company is obliged, under certain circumstances, to pay cash dividends on its outstanding Cumulative Preferred Stock.

Recent Issues of  Unregistered Securities

         During the fourth quarter of 1999 the Company issued the following unregistered securities:

         (i) 1,250,332 shares of Common Stock to seven individual foreign investors pursuant to private placement subscriptions under Section 4(2) of the Securities Act, which resulted in the receipt by the Company of $625,000 in cash;

         (ii) 60,000 shares of Common Stock to an investor who had previously subscribed for certain convertible debt, pursuant to the terms of the pertinent subscription agreement, issued in reliance upon exemptions provided under
Section 4(2) of the Securities Act.

         During the first quarter of 2000 and through March 28, 2000, the Company issued the following unregistered securities:

         (i) 118,000 shares of Common Stock in connection with the acquisition by the Company of certain software products, issued in reliance upon exemptions provided under Section 4(2) of the Securities Act.(see "License Agreements" in
Part I, Item 1);


         (ii) 77,976 shares of Common Stock to three outside consultants and suppliers for services rendered;

         (iii) 14,445 shares of Common Stock to a director and shareholder of the Company pursuant to a 1997 transaction approved by the Board of Directors of the Company;

         (iv) 16,854 shares of Common Stock to an employee in lieu of salary, for services rendered;

         (v) 2,120,000 shares of Common Stock pursuant to the conversion of an aggregate $1,060,000 in convertible promissory notes, issued in reliance upon exemptions provided under Section 4(2) of the Securities Act;

         (vi) 160,000 shares of Common Stock to seven private investors who had previously subscribed for certain convertible debt, such shares issued pursuant to the terms of the pertinent subscription agreement, and in reliance upon exemptions provided under Section 4(2) of the Securities Act;

         (vii) 400,000 shares of Common Stock to two individual investors pursuant to private placement subscriptions under Section 4 (2) of the Securities Act, which resulted in the receipt by the Company of $200,000 in cash;

          (viii) 500,000 shares of Common Stock to three individual foreign investors pursuant to private placement subscriptions under Section 4 (2) of the Securities Act, which resulted in the receipt by the Company of $250,000 in cash;

         (ix) 194,440 shares of Series B Senior Convertible Preferred Stock to five individual foreign investors pursuant to private placement subscriptions under Section 4 (2) of the Securities Act, which resulted in the receipt by the Company of $1,750,000 in cash, whereby such shares, among other things, have the following rights and privileges: (i) 7% annual preferential dividend, payable semi-annually, (ii) conversion at the holders' option into shares of Common Stock at a conversion rate equivalent to $0.90 per share, and (iii) callable by the Company under certain terms and conditions (see "Exhibit 4.2" attached hereto);

         (x) 100,000 shares of Series C Senior Convertible Preferred Stock to the former chairman of the Company pursuant to the terms of a Resignation Agreement entered into between the Company and this individual, whereby such shares, among other things, have the following rights and privileges: (i) 7% annual preferential dividend, payable monthly, (ii) conversion at the holders' option into 1,000,000 shares of Common, and (iii) callable by the Company under certain terms and conditions (see "Exhibits 4.3 and 10.2" attached hereto).

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 1999 and 1998 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

         The financial data are those of Magnitude Information Systems, Inc.including the operations of Magnitude, Inc. and its wholly owned subsidiary Corporate Ergonomic Solutions, Inc.. All inter-company accounts and transactions have been eliminated in consolidation.

SELECTED FINANCIAL DATA

Balance Sheet                                             December 31,
                                                   1999               1998
                                                 -----------   -----------
         Total assets .......................$   2,220,223   $   2,098,207
         Current liabilities ................    4,465,413       2,718,240
         Long-term debt .....................       35,755       1,441,839
         Working capital (deficit) ..........   (3,541,257)     (2,145,611)
         Shareholders' Equity (deficit) .....$  (2,280,945)  $  (2,061,872)

Statement of Operations                      For The Year Ended December 31,
                                                1999               1998
                                            -------------      -----------
         Hardware revenues ...............   $     2,850     $   2,853,969
         Software revenues ...............       260,703            72,486
         Total revenues ..................   $   263,553     $   2,926,455
         Operating loss ..................    (2,642,989)       (2,588,762
         Loss before extraordinary items .    (2,882,322)       (3,130,621
         Net loss ........................    (2,391,948)       (2,530,909)

         Net loss per common share ........  $     (0.28)    $      (0.58)
         Number of shares used in computing
         per share data ...................     8,486,443        4,324,292

Summary

         Fiscal Year 1999 was a pivotal year of transition - the Company focussed its efforts and resources on several key areas which management considers crucial with respect to the strategic positioning of Magnitude for future growth: (i) the further expansion and completion of its core software product, the ErgoManager(TM) software system, (ii) the development of strategic partnerships with several potential resellers and influencers, (iii) the introduction of key prospective clients to the ErgoManager(TM) product, (iv) the urgently required restructuring of the Company's balance sheet and addition of a substantial amount of new equity capital to finance ongoing and future development and marketing efforts, and (v) the conceptualization and initial design of new software products related to Internet and e-Commerce usage - two important growth markets. Management believes that it has succeeded in making significant progress in all five areas.

     The ErgoManager(TM) System:

     During the year, Version 3.05 was released and Version 4.0, to be released in April this year, was nearing completion. Numerous important feature enhancements and a new report writer module were finalized. The system as a whole has been extensively field tested during several dozen pilot programs at prospective customers' sites, and several customers have substantially expanded their usage of the software.

     Key Strategic Partnerships:

     During the year, the Company negotiated several joint venture-, joint marketing-, and distribution agreements with, among others, AON Ergonomic Services (a division of insurance industry leader AON Corporation), The Speech Centre Training Group (U.K.) , CapitalReps (organization specializing in sales of computer products to the federal government). In January 2000, Anderson Consulting LLP and the Company entered into an agreement whereby Anderson will include the Company's products in their prestigious "Ideas Exchange" showcase. This agreement is of special significance because it will introduce the Company to a potentially large audience of key corporate clients.

    These partners specialize in or have established business connections to companies in certain industry segments which are deemed most receptive to the Company's products, or cover certain geographical areas of importance to the Company. As the legislative environment changes in favor of a pro-active stance by industry, whether on a voluntary or on a compliance-enforced basis, these relationships will gain critical momentum. This very significant trend which started several years ago with pioneering ergonomic legislation in the State of California, has accelerated with the recently proposed Federal OSHA initiative. With respect to the Government area, a GSA contract award completed in March 2000 is expected to facilitate entry into a market segment that by its very nature should be receptive to the Company's products.

    Key Prospective Clients:

    At this time the Company focuses on introducing its ergonomic software products to the market. The most promising clients are medium size to large companies or organizations that (a) employ a large staff in the data entry or general computer related work environment, (b) are cognizant of the potential gains in productivity associated with preventive action and sensitive to the health risks and liability potential arising out of unattended workplace deficiencies, and (c) are prepared to make the necessary investments in a remedial and preventive solution such as offered by the ErgoManager(TM) System. During the second half of 1999, the Company succeeded in gaining acceptance for larger pilot programs, and in some cases the actual deployment of the software across entire departments, at several large corporate clients, among them well-known Fortune 500 companies.

    Recapitalization and Debt Restructuring:

    As explained in more detail below, during the latter part of 1999 and, especially, during the first Quarter 2000, management's efforts to retain investor's confidence in the Company's future has resulted in a significant improvement of the balance sheet of the Company. Since January 2000 the Company has received new equity capital in excess of $2 Million and commitments for a further $1.2 Million, and is in the process of converting debt exceeding $2 Million in the aggregate, into equity capital.

    New Products:

    Several new product initiatives started in 1999 and are expected to link the Company's future to the Internet and e-Commerce marketplace. Among these are ErgoPal, eFuel(TM), and SmartErgonomics.com. Recently obtained new equity capital will fund initial development efforts, however, management plans to attract additional funding dedicated specifically towards development and marketing efforts in these new areas.



Results of Operations for the Year Ended December 31, 1999

         For the year ended December 31, 1999, the Company had gross revenues of $263,553 . While modest, this figure represents a significant increase in software-derived revenues (prior year $72,486), all of which was generated by the Company's wholly owned subsidiary Magnitude, Inc. These revenues are primarily composed of smaller orders for initial pilot projects. Conversion to enterprise-wide contracts is expected for several of these pilots. The sales cycle for larger projects involving software related products is relatively long, and the Company does not expect to realize significant new revenues before the second quarter of fiscal year 2000.

         Gross profits amounted to $92,732 for a 35% gross margin. Gross profits are burdened with a fixed charge for amortization of software investments. Software assets underlying the Company's products are being amortized on a straight line over 10 years, resulting in a level charge of approximately $12,000 per month to cost-of-goods-sold. Owing to the fact that variable cost-of-goods-sold expenses are in the vicinity of only 5%, the gross margin will sharply increase when revenues grow. After deducting selling expenses and general and administrative expenses of $2,735,721 the Company realized an operating loss of $2,642,989 (compared to an operating loss of $2,588,762 in 1998). Non-operating expenses totaled $239,333 and include $293,553 net interest expense and non-operating income of approximately $133,520 for royalties from the 1998 sale of the Company's hardware product line. A large extraordinary gain of $490,374 from the sale of net loss carry-forward tax credits pursuant to the new New Jersey Emerging Technology and Biotechnology Financial Assistance Act more than offset the interest expense, and the year concluded with a net loss of $2,391,948 or $0.28 per share, compared to a loss of $2,530,909 or $0.58 per share ($3,130,621 or $0.72 per share before an extraordinary gain from the sale of the Company's hardware product line) for the previous year.

         The fiscal year's results must be interpreted from the viewpoint of a young company that pioneers new products for emerging markets. These markets are now evolving and management believes that its "First to Market" approach will lead to a strong competitive advantage and a sizable market share during the months and years to come.

         To some extent, a severe capital shortage during the first nine months of the fiscal year affected the extent and pace at which the new software products could be introduced to the market. The working capital shortage in particular prohibited a more comprehensive marketing campaign which would have accelerated the education of potential clients. Education is of critical importance. This task will become easier for the Company as the general public becomes aware of the risks associated with poor posture and work habits in the computer work-place environment, and as the burden of informing the public is taken up by certain State and Federal agencies. In addition, as described below, the Company during the first quarter in 2000 has secured new capital investments that will provide for the funding of a comprehensive marketing plan.

The Software Business

         (a) Target Clientele: The Company expects its client mix to gravitate towards larger companies and organizations. A likely consequence, initially, will be a concentration of sales into a smaller number of larger projects and increased volatility in its revenue stream.
         (b) Sales Cycles: Software that has the potential of affecting a company's operations especially with respect to utilization of human resources is subjected to a possibly larger degree of test, scrutiny, and committee decision making than most other software products. Management therefore expects longer sales cycles which during the transition period until a break-even sales volume is achieved, will put additional strain on the Company's liquidity and financial resources.
         (c) Cost Structures: The software business to a significant degree is less capital intensive than the Company's traditional hardware business. Also, its overall cost structure is less sensitive to changes in volume. While this translates into improved predictability of future expenditures, it also burdens the Company with a certain level of quasi fixed expenses during the period when it is only beginning to realize cash flow from revenues. However, after passing the break-even point the Company will be the beneficiary of significant cash flows from any further revenue increases.


Liquidity and Capital Resources

         At December 31, 1999, the working capital deficit amounted to $3,541,257 as compared to a deficit of $2,227,516 at December 31, 1998. Current liabilities included approximately $3.7 Million short-term debt, the majority maturing during the second and third quarter of 2000. During the year and as a consequence of the absence of revenues, operations consumed $1,955,000 cash flow, financed primarily by the issuance of convertible debt with maturities averaging 14 months, and short-term loans, and to the extent of $525,000 by direct equity investments, all of these under private placement arrangements with accredited investors. The Company has no bank debt.

         Beginning in the fourth quarter of 1999 and during the first quarter in 2000, management has taken measures to redress the balance sheet and put the Company on a more solid financial footing. Since January 1, 2000, and until the date of this submission, new net equity investments in the form of cash under private placement arrangements totaled $2,125,000. In addition, the Company has received a firm commitment for another $1,000,000 to be invested before the end of the second quarter. Parallel to attracting new capital in the form of equity investments, the Company since January 1, 2000, has converted an aggregate of $1,410,795 short-term debt into equity and restructured $374,890 short-term liabilities into long-term convertible debt. Of the remaining short-term debt, holders of $711,750 current obligations have agreed to be convert their position into equity during the second quarter 2000.

         At  time  of  this  submission,  these  financing  transactions  in the aggregate have added $3,635,000 to equity and $3,235,000 to working capital, thereby significantly improving liquidity and providing for a positive shareholders' equity position. During the second quarter of 2000, present commitments are expected to add another $2.2 Million to equity and working capital.

         Management  believes  that  these  capital   transactions  provide  for
adequate liquidity and financial resources sufficient to fund current and anticipated future operations during the current fiscal year.

ITEM 7: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The Company's Financial Statements and Notes to Financial Statements are attached hereto as Exhibit A and incorporated herein by reference.


ITEM 8:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         There have been no changes in or disagreements with the Registrant's independent auditors during the last two years.

                                    PART III

ITEM 9:           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS

The names and ages of all directors and executive officers of the Company are as follows:

      Name               Position                    Term(s) of Office
     ------              --------                    ------------------

Steven D. Rudnik    President, Chief Executive  Jan.8, 1999, until present
                    Officer, Director

Steven D. Rudnik    Chairman of the Board       Feb.11, 2000, until present

Michael G. Martin   Chairman of the Board       Jul.31, 1997, until Jan.28, 2000

Jerry Swon          President, Chief Executive  Jan.15, 1998, until Dec,23, 1998
                    Officer

Jerry Swon          Director                    Jan.15, 1998, until Jul.21, 1999

Joerg H. Klaube     Vice President, Secretary,  Jul.31, 1997, until present
                    Chief Financial Officer

John C. Duncan      Executive Vice President,   May 4, 1999, until present
                    Director

Peter J. Buscetto   Director                    Oct. 7, 1997, until present

Paul Chernis        Director                    Jul.31, 1997, until present

Bruce L. Deichl     Director                    Jan.8, 1999, until Jul.21, 1999

Seymour Kroll       Director                    May 4, 1999 until present

Joseph J. Tomasek   Director                    Feb.11, 2000 until present


         There are no family relationships among the Company's Officers and Directors.

         All Directors of the Company hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Executive Officers of the Company are appointed by the Board of Directors at meetings of the Company 's Directors and hold office until they resign or are removed from office.

Resumes:

         Steven D. Rudnik , Age 40 - President, CEO, and Director. Mr. Rudnik joined the Company in February 1998 with the acquisition of Rolina Corporation, co-founded by Mr. Rudnik in 1996, and was appointed President and Chief Executive Officer, and elected to the Board, in January 1999. Mr. Rudnik has extensive experience in software product development and an operational background in software companies extending over the past 20 years. In 1983, Mr.Rudnik joined Randall-Helms International, Inc. Over the next 13 years, he conceived and developed four independent families of stock market modeling software products aimed at the worldwide Institutional Investor market. Over this time, these product families generated over $25 million in sales, to more than 400 clients in 23 countries. Mr. Rudnik was Executive VP Development and Partner at the time Randall-Helms was sold in 1995.

         Joerg H. Klaube , Age 58 - Chief Financial Officer. Joined Magnitude, Inc. in December 1994 as Vice President Finance & Administration. From 1993 to 1994 he was Vice President Administration for Comar Technologies Inc., a computer retail firm, and from 1983 to 1993 Chief Financial Officer for Unitronix Corporation, a publicly traded software design and computer marketing firm. Prior to that, Mr.Klaube was employed for 16 years with Siemens Corp., the US subsidiary of Siemens AG, where he served most recently as Director of Business Administration for its Telecommunications Division. He graduated from the Banking School in Berlin, Germany, and holds an MBA degree from Rutgers University.

         John C. Duncan , Age 42 - Executive Vice President. Until January 1999, Mr. Duncan was the Director of the Department of Industrial Relations (DIR) of the State of California. In that capacity, he was the principal advisor to Governor Pete Wilson on labor and employment issues and served in his cabinet.
Mr. Duncan was instrumental in California becoming the first state to enact ergonomic regulations to help protect workers from repetitive stress injuries. As Director of the California DIR, Mr. Duncan supervised the Cal/OSHA program and eleven other divisions of the State government, including the Labor Commissioner's Office and the Division of Workers Compensation. He was responsible for the supervision of 3,000 State employees and an annual budget of $220 Million.

         Peter J. Buscetto , Age 52 - Director. Mr. Buscetto was appointed director of the Company in October 1997. He is President /CEO of PJB Associates, Inc., a Georgia consulting and investment company. Mr. Buscetto has an extensive marketing and operational background that extends over twenty-five years in the retail field. He was involved with the expansion of CompUSA where he served as Senior VP of Operations, CCO, and President of CompUSA East. Prior to that, he served fifteen years with the Hechinger Company, a Landover based Home Center company. He held various operational positions with the Hechinger Company, the last of which was Senior VP Operations for Home Quarters and a wholly owned subsidiary. PJB Associates is actively involved with several companies both as an investor and consultant, throughout the US and Europe.

     Paul Chernis , Age 65 - Director. Mr. Chernis was appointed a director of the Company in July 1997. Mr. Chernis has been a partner in the law firm Silverman, Collura, Chernis & Balzano, P.C. since June 1990 and specializes in corporate and securities law. The aforesaid law firm renders legal services to the Company. Mr. Chernis is a graduate of New York University School of Law, and prior to entering private practice in 1972, he served as Assistant Regional Administrator of the New York Regional Office the Securities and Exchange Commission.

     Seymour Kroll , Age 73 - Director. Mr. Kroll was appointed a director in May 1999. His wide-ranging business expertise covered several turn-around situations, primarily in the Construction industry. Recently he served as CEO of Grossman's, a major retail building material firm, and as President of SNE, a large millwork company. He also was President of Acorn Window Systems and Sugarcreek Window & Door, and was retained to reorganize Wickes Lumber, the large building materials chain. Prior to these offices, Mr. Kroll founded and headed Seymour Kroll & Associates, Inc., at that time the largest management consulting firm for the construction industry in the country. Mr. Kroll received his BBA degree from the University of Michigan and his MS from Columbia University.


     Joseph J. Tomasek , Age 53 - Director. Mr. Tomasek was appointed a director in February 2000. He has been engaged in the private practice of corporate and securities law in his own law firm for the last ten years. Mr. Tomasek was appointed to serve as general counsel for the Company in 1999. In addition to his work with the Company, Mr. Tomasek represents several other clients in the United States and Europe in corporate finance matters.




Compliance with Section 16(a) of the Securities Exchange Act of 1934

         The Company is not subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10: EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation and executive capacities for the fiscal year ended December 31, 1999, for each executive officer whose aggregate cash remuneration exceeded $100,000, and for all executive officers as a group:

                                          Restricted              Securities
                                             Stock                Underlying
Name                      Salary (1)       Awards (FMV)            Options
----                     ----------       -------------           -------
Capacity in which served
Steven D. Rudnik           $  44,144        $66,667 (4)           (2) (3)
President and CEO

Joerg H. Klaube            $ 100,025
Vice President, CFO

Michael G. Martin          $  46,382        $66,667 (4)
Chairman

All executive officers
as a group (4 persons)     $ 279,051
-----------------------
(1)  The value of other non-cash compensation, except for the items listed under
     (2) and (4), that was extended to or paid for individuals named above did not exceed 10% of the aggregate cash compensation paid to such individual, or to all executive officers as a group.
(2) See table for "Stock Options" below.
(3) During 1999, the Board of Directors approved a reduction in the exercise price of options previously granted to S.Rudnik, from $5.25 per share (95,235 shares) and $4.0385 per share (154,765 shares) to $1.00 per share.

(4) The Board of Directors of the Company awarded several stock grants as additional compensation for services during 1999, as follows:

Beneficiary                Position             No. of Shares )*
-----------                --------             ----------------
Michael G. Martin          Chairman                 150,000
Steven D. Rudnik           President, CEO           150,000
Jerry Swon                 Director                 150,000
Bruce L. Deichl            Director                 100,000

All such shares, with the exception of the shares granted to Steven D. Rudnik, were registered under the Securities Act on Form S-8. The shares for Mr. Rudnik have not yet been issued. The Company has recognized a liability in its books of $66,667 for future issuance of such shares.

)* the closing price for the Company's common stock at the time of the grants was approximately $0.70 per share.

Stock Options:

         The following table sets forth stock options granted during 1999 pursuant to the Company's 1997 Stock Option Plan, to executive officers, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:

-------------------------------------------------------------------------------
              Number of Common    % of Total Options
              Shares Underlyin    Granted to Employees   Exercise   Expiration
Name          Options Granted      in Fiscal Year        Price ($/Sh.)  Date
-------------------------------------------------------------------------------
J. Duncan     100,000                13.4%                1.00          7/1/04
J. Klaube      50,000                 6.7%                1.00        12/22/04


         The following table sets forth stock options granted during 1999 outside of the Company's 1997 Stock Option Plan to executive officers, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:
-------------------------------------------------------------------------------
              Number of Common    % of Total Options
              Shares Underlying   Granted to Employees   Exercise    Expiration
Name          Options Granted     in Fiscal Year         Price ($/Sh.)   Date
-------------------------------------------------------------------------------
S. Rudnik )*  200,000                26.8%                1.00         11/19/08
J. Duncan      40,000                 5.4%                1.00          4/23/06
S. Kroll       40,000                  n/a                1.00           5/4/06

)*  does  not  include   options  for  125,000  shares  issued  pursuant  to  an
anti-dilution clause in the Agreement and Plan of Merger for the acquisition of Rolina Corporation dated February 2, 1998.




1997 Stock Option Plan:

         The Company's 1997 Stock Option Plan, as filed with Information Statement pursuant to Section 14(c) with the Commission on July 1, 1997, and with Registration Statement on Form S-8 with the Commission on September 8, 1997, is hereby incorporated by reference.


Compensation of Directors:

         The  Company  currently  pays  no  outside   directors'  fees.  Outside
directors are awarded stock options for 40,000 shares each.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth, as of March 28, 2000, the record and beneficial ownership of Common stock of the Company by each officer and director, all officers and directors as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title             Name and Address of     Amount and Nature of      Percent
of Class          Beneficial Owner        Beneficial Ownership (1)  of Class
--------          ----------------       ------------------------   --------
Common            Steven D. Rudnik        2, 302,778 (2)            13.98%
Stock             John C. Duncan             110,000 (3)              **
                  Joerg H. Klaube            100,100 (4)              **
                  Peter J. Buscetto           56,667 (5)              **
                  Paul Chernis                30,000 (3)              **
                  Seymour Kroll              618,792 (6)              4.17%
                  Howard G. Siegel           831,000 (7)              5.61%
                  Joseph J. Tomasek           50,000 (3)               **

                  Address of all persons above:  c/o the Company.

                  All Directors and Officers   3,774,411              21.78%
                  as a Group (8 persons)

                  Michael G. Martin            1,750,000 (8)          10.91%
                  12 Tillman Ct.
                  Bridgewater, New Jersey
                  Schuerch Asset Management    1,533,900 (9)          10.06%
                  Tellstrasse 21, St.Gallen,
                  Switzerland
                  Viviana Partners, L.P.       1,260,000 (10)          8.40%
                  1 Sansome Str.,
                  San Francisco, CA

** less than 1%
----------------------------

     (1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock which such person has the right to acquire within 60 days of March 28, 2000. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.
     (2) Includes deferred compensation of 150,000 shares, options to acquire 1,325,000 shares and conversion rights for appr.750,000 shares.
     (3)  Represents  options to acquire  the same  number of  shares.
     (4)  Includes options to acquire 100,000 shares.
     (5) Includes 22,222 shares held by an affiliate and options to acquire 20,000 shares.
     (6) Includes options to acquire 129,866 shares and conversion rights for approx. 325,000 shares.
     (7)  Includes warrants for 424,000 shares.
     (8) Includes options for 750,000 shares and preferred stock convertible into 1,000,000 shares.
     (9)  Includes options and warrants for 1,023,900 shares.
     (10) Includes warrants for 600,000 shares.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         In January 2000 the former Chairman and the Company entered into an agreement pursuant to which he resigned as a director and officer. The agreement provided, among other things, for (i) the termination of his employment agreement; (ii) the conversion of cumulative preferred stock with a face value of $900,000 and a convertible promissory note in the amount of $351,060 into (a) 900,000 shares of common stock of the Company and (b) 100,000 shares of Series C Senior Convertible Preferred Stock with a face value of $900,000; (iii) a restrictive covenant for which the Company will pay a monthly fee in the amount of $5,555 over a 36-months term; and (iv) certain redemption privileges relating to the Series C Senior Convertible Preferred Stock (see Exhibit 10.2).

         In February 2000, the President and Chief Executive Officer exercised a put option for 155,556 shares of common stock issued in connection with the 1998 acquisition by the Company of Rolina Corporation which exercise resulted in a $375,000 current liability to the Company. Subsequently, such liability was converted into convertible long-term debt.

         Between July and November 1999, an individual who in January 2000 joined the Company in the capacity of Vice President for Shareholder Relations, invested an aggregate $450,000 in the Company against issuance of convertible promissory notes and warrants for the purchase of 900,000 common shares. In February 2000, these promissory notes were converted into 900,000 common shares.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The Exhibits that are filed with this report or that are incorporated by reference are set forth in the Exhibit Index attached hereto.


(b)      Reports on Form 8-K

         There were no reports filed on Form 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



 MAGNITUDE INFORMATION SYSTEMS, INC.



 By:      /s/ Steven D. Rudnik                     Date:    March 30, 2000
          Steven D. Rudnik
          President, Chief Executive Officer
         (Principal Executive Officer),
          Chairman of the Board


 By:      /s/ Joerg H. Klaube                      Date:    March 30, 2000
          Joerg H. Klaube
          Secretary, Chief Financial Officer
          (Principal Financial Officer)


In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 Name                                                    Date


 /s/ Peter J. Buscetto                              March 30, 2000
 ---------------------
 Peter J. Buscetto, Director


                                                    March __, 2000
 ----------------
 Paul Chernis, Director


 /s/ John C. Duncan                                 March 30, 2000
 ------------------
 John C. Duncan, Director


 /s/ Seymour Kroll                                  March 30, 2000
 -----------------
 Seymour Kroll, Director


 /s/ Joseph J. Tomasek                              March 30, 2000
 ---------------------
 Joseph J. Tomasek, Director

EXHIBIT INDEX

(A)      Financial Statements and Notes to Financial Statements

(2.2) Agreement and Plan of Merger with Rolina Corporation and Steven D. Rudnik, and Employment Agreement with Steven D. Rudnik, both of the date February 2 , 1998, as filed as Exhibit to the Company's report on Form 10-KSB for the year ended December 31, 1998. Incorporated herein by reference.

(3)      (i) Articles of  Incorporation  and  Amendments  thereto,  incorporated
         herein  by  reference   to  Exhibits  of  previous   filings  with  the
         Commission.

(3) (ii) Bylaws of the Company, incorporated herein by reference to Exhibits of previous filings with the Commission.

(4.1) Amendment to the Company's Certificate of Incorporation as filed with the State of Delaware on January 31, 2000, and amended on March 20, 2000, designating a new class of Series A Senior Convertible Preferred Stock.

(4.2) Amendment to the Company's Certificate of Incorporation as filed with the State of Delaware on January 31, 2000, and amended on March 20, 2000, designating a new class of Series B Senior Convertible Preferred Stock.

(4.3) Amendment to the Company's Certificate of Incorporation as filed with the State of Delaware on January 31, 2000, and amended on March 20, 2000, designating a new class of Series C Senior Convertible Preferred Stock.

(10.1)   Resignation Agreement dated July 21, 1999, between J. Swon and
         B. Deichl and the Company, incorporated herein by reference to the Exhibit of Form S-8 filed with the Commission on August 3, 1999.

(10.2) Resignation Agreement dated January 28, 2000, between M. Martin and the Company, incorporated herein by reference to the Exhibit of Form S-8 filed with the Commission on January 31, 2000.

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

(23)     Independent Auditors' Consent - attached to Exhibit A.

(27)     Financial Data Schedule  - attached to Exhibit A.

OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE



(a) The Company's Quarterly Reports on Form 10-QSB for the periods ended March 31, 1999, June 30, 1999, and September 30, 1999.

(b) All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act since the Company's fiscal year ended December 31, 1998.

                                                                   EXHIBIT  A
                                                                   ----------











              Magnitude Information Systems, Inc. and Subsidiaries

                        Consolidated Financial Statements

                                December 31, 1999

              Magnitude Information Systems, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                                December 31, 1999





                                                                    Page
                                                                    ----


Independent Auditors' Report.....................................     1

Financial Statements

     Consolidated Balance Sheet..................................     2

     Consolidated Statements of Operations.......................     3

     Consolidated Statement of Stockholders Equity (Deficit).....    4-5

     Consolidated Statements of Cash Flows.......................    6-7

     Notes to the Consolidated Financial Statements..............   8-17

                                 [Letterhead of
                     Rosenberg Rich Baker Berman & Company ]








                          Independent Auditors' Report


To the Board of Directors and Stockholders of Magnitude Information Systems, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Magnitude Information Systems, Inc. and Subsidiaries as of December 31, 1999 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the two years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magnitude Information Systems, Inc. and Subsidiaries as of December 31, 1999 and the consolidated results of their operations and their cash flows for the years ended December 31, 1999 and 1998, in conformity with generally accepted accounting principles.

/s/Rosenberg Rich Baker Berman & Company
Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
March 24, 2000

              Magnitude Information Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 1999



        Assets
Current Assets
     Cash                                                                                                   $       249,569
     Accounts receivable net of allowance for doubtful accounts of $78,301                                           58,724
     Inventories                                                                                                      8,885
     Miscellaneous receivables                                                                                      16,627
     Deferred tax asset                                                                                             201,470
     Prepaid expenses                                                                                               388,881
                                                                                                                --------------
           Total Current Assets                                                                                     924,156

Property, plant and equipment, net of accumulated depreciation of $145,579                                           99,880
Software, net of accumulated amortization of $261,662                                                             1,193,728
Other assets                                                                                                          2,459
                                                                                                              ==============
           Total Assets                                                                                           2,220,223
                                                                                                              ==============
           Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
     Accounts payable and accrued expenses                                                                          806,265
     Accrued contingent liability                                                                                   374,890
     Dividends payable                                                                                                9,000
     Loans payable                                                                                                  754,541
     Notes payable                                                                                                1,475,000
     Current maturities of long-term debt                                                                         1,038,779
     Current maturities of capitalized lease obligations                                                              6,938
                                                                                                             --------------
           Total Current Liabilities                                                                              4,465,413
Long term debt, less current portion                                                                                 22,750
Obligations under capital leases, excluding current maturities                                                       13,005
                                                                                                             --------------
           Total Liabilities                                                                                      4,501,168
                                                                                                             --------------
Minority Interest                                                                                                         -

Stockholders' Equity (Deficit)
     Preferred stock Series A, $.01 par value, authorized 3,000,000 shares; issued and
       outstanding, 0 shares                                                                                              -
     Cumulative preferred stock, $.001 par value; 2,500 shares authorized, 10 shares
       issued and outstanding                                                                                             -
     Common stock, $.0001 par value, 30,000,000 shares authorized; 10,340,261 shares issued
       and outstanding                                                                                                1,034
     Contributed capital                                                                                             81,000
     Additional paid in capital                                                                                   8,935,034
     Accumulated deficit                                                                                       (11,298,013)
                                                                                                             --------------
           Total Stockholders' Equity (Deficit)                                                                 (2,280,945)
                                                                                                             --------------
           Total Liabilities and Stockholders' Equity (Deficit)                                             $     2,220,223


                                                                                                             ==============

See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations



                                                                                             Year Ended December 31,
                                                                                          ----------------------------------


                                                                                             1999               1998
                                                                                          ---------------     --------------




Net Sales

     Hardware Products                                                                  $          2,850    $     2,853,969
     Software                                                                                    260,703             72,486
                                                                                          ---------------     --------------
       Total Net Sales                                                                           263,553          2,926,455
                                                                                          ---------------     --------------
Cost of Good Sold
     Hardware Products                                                                             2,850          1,450,367
     Software                                                                                    167,971            140,073
                                                                                          ---------------     --------------
       Total Cost of Goods Sold                                                                  170,821          1,590,440

Gross Profit                                                                                      92,732          1,336,015
Selling, general and administrative expenses                                                   2,735,721          3,924,777
                                                                                          ---------------     --------------

(Loss) From Operations                                                                       (2,642,989)        (2,588,762)
                                                                                          ---------------     --------------
Other Income (Expense)
     Miscellaneous income                                                                        133,520             86,872
     Interest income                                                                                  -              1,384
     Miscellaneous expense                                                                      (40,542)          (182,385)
     Interest expense                                                                          (293,553)          (343,394)
     Loss on disposition of assets                                                              (38,758)          (104,336)
                                                                                          ---------------     --------------
       Total Other (Expense)                                                                   (239,333)          (541,859)
                                                                                         ---------------     --------------
(Loss) From Continuing Operations Before Provision for Income Taxes                          (2,882,322)        (3,130,621)

Provision for (Benefit from) Income Taxes                                                        490,374                  -
                                                                                          ---------------     --------------
(Loss) From Continuing Operations                                                            (2,391,948)        (3,130,621)
Discontinued Operations
    Gain on disposal of hardware line of business (net of $0 income tax
effect)                                                                                               -            599,712
                                                                                          ===============     ==============
Net (Loss)                                                                              $    (2,391,948)    $   (2,530,909)
                                                                                          ===============     ==============

Net (Loss) Per Common Share:
     (Loss) From Continuing Operations                                                  $          (.28)    $         (.72)
      Discontinued Operations                                                                          -                .14

     Net (Loss)                                                                         $          (.28)    $         (.58)
                                                                                          ---------------     --------------
Weighted Average of Common Shares Outstanding                                                  8,486,443          4,324,292
                                                                                          ===============     ==============

See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
            Consolidated Statement of Stockholders' Equity (Deficit)
                     Years Ended December 31, 1999 and 1998


                                                      Convertible       Cumulative
                                                    Preferred Shares Preferred Shares  Common Stock



                                                     ------------  ---------------  ------------------
                                                     Shares Amount Shares   Amount   Shares    Amount
                                                     ------------- ----- ---------  ------------------


  Balances, January 1, 1999                            -   $    -     10  $     -   6,431,113 $  643
  Issuances of common stock granted for
  services performed                                   -        -      -        -   1,404,328    140
  Issuances of common stock pursuant to stock option
  exercise loan agreement                              -        -      -        -     535,000     53

  Issuance of common stock for conversion of loans
  and accrued interest                                 -        -      -        -     767,332     77

  Issuance of common stock pursuant to note penalty
  clause                                               -        -      -        -      60,000      6

  Contingent liability pursuant to put option
  agreement                                            -        -      -        -           -      -

  Exchange of the Company's common stock, one common
  share for 3.4676 common shares of Magnitude, Inc.    -        -      -        -       7,210      1

  Issuance of common shares pursuant to private
  equity placements                                    -        -      -        -   1,050,000    105

  Cancellation of previously issued common stock       -        -      -        -      (7,500)    (1)

  Issuance of common stock pursuant to anti-dilution
  clause                                               -        -      -        -      77,778      8

  Issuance of common stock to suppliers pursuant to
  grant                                                -        -      -        -      15,000      2

  Issuance of convertible debt with attached warrants  -        -      -        -           -      -

  Net loss, year ended December 31, 1999               -        -      -        -           -      -
                                                     ---- -------  -----  --------  ---------- ------
  Balances, December 31, 1999                          -  $     -     10  $     -   10,340,261 $1,034
                                                     ==== =======  =====  ========  ========== ======




See notes to the consolidated financial statements

                                                                                                     Total
                                                     Contributed    Additional     Accumulated      Stockholder
                                                       Capital       Paid in         Deficit         Equity





                                                ----------------- -------------- --------------   ---------------

  Balances, January 1, 1999                          $  81,000    $  6,832,728   $(8,906,065)    $ (1,991,694)
  Issuances of common stock granted for
  services performed                                         -       1,224,030             -        1,224,170
  Issuances of common stock pursuant to stock option
  exercise loan agreement                                    -         267,446             -          267,499

  Issuance of common stock for conversion of loans
  and accrued interest                                       -         383,590             -          383,667

  Issuance of common stock pursuant to note penalty
  clause                                                     -             (6)             -                -

  Contingent liability pursuant to put option
  agreement                                                  -       (374,890)             -        (374,890)

  Exchange of the Company's common stock, one common
  share for 3.4676 common shares of Magnitude, Inc.          -             (1)             -               -

  Issuance of common shares pursuant to private
  equity placements                                          -         524,895             -         525,000

  Cancellation of previously issued common stock             -               1             -               -

  Issuance of common stock pursuant to anti-dilution
  clause                                                     -              (8)            -               -

  Issuance of common stock to suppliers pursuant to
  grant                                                      -           5,249             -            5,251

  Issuance of convertible debt with attached warrants        -          72,000             -           72,000

  Net loss, year ended December 31, 1999                     -               -     (2,391,948)     (2,391,948)
                                                       --------     ----------   --------------  --------------
  Balances, December 31, 1999                        $  81,000      $8,935,034   $(11,298,013)     $2,280,945)
                                                      =========     ===========  ==============  ==============




See notes to the consolidated financial statements



                                       4A

              Magnitude Information Systems, Inc. and Subsidiaries
            Consolidated Statement of Stockholders' Equity (Deficit)
                     Years Ended December 31, 1999 and 1998


                                                        Convertible            Cumulative
                                                     Preferred Shares       Preferred Shares          Common Stock


                                                    Shares       Amount     Shares     Amount       Shares       Amount
                                                    --------    ---------   --------  ---------  -------------   --------


Balances, January 1, 1998                                 -  $        -         10  $        -      2,898,507  $     290

Accrued Dividends on cumulative preferred shares
reversed                                                  -           -          -           -              -          -

Dividends on cumulative preferred shares waiver
reversed                                                  -           -          -           -              -          -

Issuances of common stock to domestic private
individuals pursuant to an exemption under Rule           -           -          -           -         79,722          8
506

Issuances of common stock to foreign investors
pursuant to Reg. S.                                       -           -          -           -      1,453,644        145

Exchange of the Company's common stock, one
common share for 3.4676 common shares of                  -           -          -           -         22,061          2
Magnitude, Inc.

Issuance of common stock for conversion of
accrued interest on private placement notes               -           -          -           -         10,411          1

Issuance of common stock in exchange for prepaid
advertising                                               -           -          -           -        150,000         15

Issuance of common stock pursuant to Rolina
Corporation merger                                        -           -          -           -        155,556         16

Issuance of common stock pursuant to Vanity
Software Publishing Corporation acquisition               -           -          -           -        224,000         22

Issuance of common stock granted for services
performed                                                 -           -          -           -      1,080,177        108

Issuance of common stock for conversion of loan
and accrued interest                                      -           -          -           -        342,000         34

Issuance of common stock pursuant to sales
incentive awards                                          -           -          -           -          5,035          1

Issuance of common stock in exchange for product
rights                                                    -           -          -           -         10,000          1


Net loss, year ended December 31, 1998                    -           -          -           -              -          -
                                                    --------   ---------   --------   ---------  -------------   --------


Balances, December 31, 1998                               -  $        -         10  $        -      6,431,113  $     643
                                                    ========   =========   ========   =========  =============   ========

See notes to the consolidated financial statement

                                                                                                          Total
                                                      Contributed     Additional      Accumulated       Stockholders
                                                        Capital         Paid in         Deficit            Equity
                                                                        Capital                          (Deficit)


                                                      ------------    ------------   ---------------   ---------------


Balances, January 1, 1998                           $     243,000   $   2,314,856  $    (6,555,156)  $    (3,997,010)

Accrued Dividends on cumulative preferred shares
reversed                                                        -               -            18,000            18,000

Dividends on cumulative preferred shares waiver
reversed                                                (162,000)               -           162,000                 -

Issuances of common stock to domestic private
individuals pursuant to an exemption under Rule                 -         199,992                 -           200,000
506

Issuances of common stock to foreign investors
pursuant to Reg. S.                                             -       2,586,855                 -         2,587,000

Exchange of the Company's common stock, one
common share for 3.4676 common shares of                        -             (2)                 -                 -
Magnitude, Inc.

Issuance of common stock for conversion of
accrued interest on private placement notes                     -          36,101                 -            36,102

Issuance of common stock in exchange for prepaid
advertising                                                     -         374,985                 -           375,000

Issuance of common stock pursuant to Rolina
Corporation merger                                              -         388,874                 -           388,890

Issuance of common stock pursuant to Vanity
Software Publishing Corporation acquisition                     -         559,978                 -           560,000

Issuance of common stock granted for services
performed                                                       -          29,892                 -            30,000

Issuance of common stock for conversion of loan
and accrued interest                                            -         341,199                 -           341,233

Issuance of common stock pursuant to sales
incentive awards                                                -             (1)                 -                 -

Issuance of common stock in exchange for product
rights                                                          -             (1)                 -                 -


Net loss, year ended December 31, 1998                          -               -       (2,530,909)       (2,530,909)
                                                      ------------    ------------   ---------------   ---------------

Balances, December 31, 1998                         $      81,000   $   6,832,728  $    (8,906,065)  $    (1,991,694)
                                                      ============    ============   ===============   ===============


See notes to the consolidated financial statement

                                       5A

              Magnitude Information Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                              ----------------------------------
                                                                                                   1999               1998
                                                                                              ---------------    ---------------

     Cash Flows From Operating Activities
             Net Income (Loss)                                                              $    (2,391,948)   $    (2,530,909)

             Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operating
          Activities
                Depreciation and amortization                                                        183,053            266,589
                Common stock issued for various expenses                                             474,119                  -
                Loss on disposition of assets                                                         38,758            112,112
                Bad debt provision                                                                     4,109             94,287
                Forgiveness of debt                                                                        -           (32,893)

                New debt issued for interest expense                                                   5,400                  -

                Deferred tax (benefit)                                                             (201,470)                  -

                Inventory variance                                                                         -            132,890

                  Inventory writeoff                                                                  16,770                  -

                Return reserve provision                                                                   -             30,000

             Decreases (Increases) in Assets
                  Accounts receivable                                                                 46,416             50,956
                Miscellaneous receivables                                                             58,951           (54,743)
                  Inventories                                                                          1,134          (317,650)
                Prepaid expenses                                                                     (3,273)             36,996
                Other assets                                                                           2,652                414

             Increases (Decreases) in Liabilities

                Accounts payable and accrued expenses                                              (189,975)            403,405

                Trade acceptance payable                                                                   -           (44,860)
                                                                                              ---------------    ---------------
                  Net Cash (Used) by Operating Activities                                        (1,955,304)        (1,853,406)
                                                                                              ---------------    ---------------
     Cash Flows From Investing Activities
             Purchases of equipment, fixtures, and software                                          (6,486)          (569,857)

          Sales of property and equipment                                                                250            716,926
                                                                                              ---------------    ---------------
                  Net Cash Provided (Used) by Investing Activities                                   (6,236)            147,069
                                                                                              ---------------    ---------------
     Cash Flows From Financing Activities
             Repayment of notes payable                                                                    -           (25,000)
             Proceeds from long-term debt                                                            300,000            342,000
             Proceeds from long-term debt with detachable warrants                                   800,000                  -
             Repayment of long-term debt                                                            (50,474)          (750,577)
             Repayment of capital lease obligations                                                  (7,747)            (7,229)
             Repayment of officer loans payable                                                            -           (85,000)
             Proceeds from loans payable                                                             726,181                  -
             Repayment of loans payable                                                             (91,254)          (275,000)
             Proceeds from issuance of common stock                                                  525,000          2,512,000
                                                                                              ---------------    ---------------
                  Net Cash Provided by Financing Activities                                        2,201,706          1,711,194
                                                                                              ---------------    ---------------
     Net increase in Cash                                                                            240,166              4,857
     Cash at beginning of period                                                                       9,403              4,546
                                                                                               ===============    ===============
     Cash at end of period                                                                  $        249,569   $          9,403
                                                                                              ===============    ===============
     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
             Interest Paid                                                                  $        153,313   $        245,916
                                                                                              ===============    ===============
             Taxes Paid                                                                     $          6,600   $          4,320
                                                                                              ===============    ===============

See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                                      Year Ended December 31,
                                                                                               ----------------------------------

                                                                                                   1999                1998
                                                                                               --------------     ---------------

 Schedule of non-cash investing and financing activities
 In connection with the retirement of $36,102 of accrued  interest on a promissory
    note, 10,411 common shares were issued                                                                 $         36,102
                                                                                                             ===============

 Capitalized lease obligations incurred for use of equipment                                               $         26,376
                                                                                                             ===============
 In  connection   with  the   acquisition  of  a  20%  equity  interest  in  Input
 Technologies LLC, $60,000 of accounts receivable were written off                                         $         60,000
                                                                                                             ===============

 In connection with the Rolina  Corporation  merger,  secured payment  obligation
    Incurred                                                                                               $        100,000
                                                                                                             ===============
 In connection  with the obtaining of prepaid  advertising,  150,000 common shares
    were issued                                                                                            $        375,000
                                                                                                             ===============
 In connection  with the Rolina  Corporation  merger,  155,556  common shares were
    issued                                                                                                 $        388,890
                                                                                                             ===============
 In  connection  with the  Vanity  Software  Publishing  Corporation  acquisition,
    224,000 common shares were issued                                                                      $        560,000
                                                                                                             ===============
 In  connection  with the issuance of common  stock,  72,677 shares were issued as
    consideration for past services                                                                        $         30,000
                                                                                                             ===============
 In  connection  with the  retirement  of a $316,849  promissory  note and accrued
    interest thereon, 342,000 common shares were issued                                                    $        341,233
                                                                                                             ===============
 In  connection   with  the   disposition  of  a  20%  equity  interest  in  Input
    Technologies  LLC,  $20,392 of  accounts  payable and  accrued  expenses  were
    written off                                                                         $        20,392
                                                                                          ==============
 In connection  with  the  trade-in  of  capitalized  lease  equipment  for operating lease  equipment,  $17,975 of capitalized  lease  obligations were written off $ 17,975
                                                                                          ==============
 In  connection  with the Rolina  Corporation  merger  agreement,  a put option on
    155,556 shares at $2.41 was set up as an accrued contingent liability               $       374,890
                                                                                          ==============
 In  connection  with the  retirement  of a $100,000  promissory  note and accrued
    interest thereon, 202,332 common shares were issued                                 $       101,166
                                                                                          ==============
 In connection  with a stock option  exercise,  535,000  common shares were issued against  the  cancellation  of loans and notes  totaling  $261,604  along with
    accrued interest thereon.                                                           $       267,500
                                                                                          ==============
 In connection  with the  retirement of promissory  notes  totaling  $256,959 plus
    accrued interest thereon, 565,000 common shares were issued                         $       282,500
                                                                                          ==============
 In connection with the issuance of a promissory note totaling  $119,735 , $29,735
    of accrued interest on various notes was incorporated into a new note.              $        29,735
                                                                                          ==============
 In  connection  with the issuance of common stock,  1,419,328  common shares were
    issued for past services                                                            $       721,619
                                                                                          ==============
 In connection with the issuance of 1,000,000  common shares during the year ended
    December 31, 1998,  $276,230 for past  services was relieved;  notes  totaling
    $134,295  with  accrued  interest  of  $19,692  were  retired,  and  loans and
    advances of $77,585 were retired during the year ended December 31, 1999.           $       507,802
                                                                                          ==============

See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Organization
         Magnitude Information Systems, Inc. (the "Company") was incorporated as a Delaware corporation on April 19, 1988 under the name Fortunistics Inc. On March 4, 1993, the Company changed its name to Whitestone Industries, Inc. On July 14, 1997, the Company changed its name to Proformix Systems, Inc., and on November 18, 1998, the Company changed its name to Magnitude Information Systems, Inc.

         The Company and Magnitude, Inc. remain as two separate legal entities whereby Magnitude, Inc. operates as a subsidiary of the Company. However, the operations of the newly combined entity are currently comprised solely of the operations of Magnitude, Inc. The remaining 1% of Magnitude, Inc. stockholders hold a minority interest which is valued at $0.

         On February 2, 1998, the Company entered into an Agreement and Plan of Merger with Rolina Corporation, a privately held New Jersey software developing firm, and on April 30, 1998, into an Asset Purchase Agreement with Vanity Software Publishing Co., a Canadian developer of specialized software, whereby the Company, in return for payments in the form of cash and equity, acquired the rights to certain software products and related assets, with such software products subsequently forming the basis for the further development, during the year, of the Company's proprietary EMS Software System.

         On November 18, 1998, the Company and its wholly owned subsidiary Magnitude, Inc. entered into an Asset Purchase Agreement and several related agreements with 1320236 Ontario Inc. ("OS"), a publicly traded Canadian designer, manufacturer and distributor of office furniture based in Holland Landing, Ontario, Canada, pursuant to which OS acquired Magnitude, Inc.'s hardware product line comprised of the Company's ergonomic keyboard platform products and accessories, and all related inventory and production tooling and warehousing assets, and all intellectual property rights including the Proformix name, against a cash consideration and on ongoing contingent stream of royalty payments on OS' sales of the Magnitude hardware products. The Agreement with OS also provided for the retirement of the Company's then existing bank debt out of the proceeds of the transaction.

         Until November 18, 1998, when the Company sold its hardware product line comprised of Magnitude, Inc.'s ergonomic keyboard platform products and accessories, its business was primarily centered around the design, development, manufacture, and marketing of research-based ergonomic accessory products for the computerized workplace. In parallel, and beginning with the February 1998 acquisition by the Company of Rolina Corporation, an early stage software business which had developed an ergonomic software product. that was being marketed under the name "ErgoSentry", and the subsequent acquisition in May 1998 of substantially all of the assets of Vanity Software Publishing Corporation, a Canadian software firm, which also included a certain ergonomic software package known as "ErgoBreak", the Company engaged in the development of a unique suite of software packages designed to increase productivity in the computer related work environment which include the before mentioned "ErgoSentry" and "ErgoBreak" products. These efforts resulted, in November 1998, in the release to the market of the proprietary "EMS (Ergonomic Management System)" software system. With the sale of the hardware product line, the Company's business is now focused exclusively on the further development and marketing of these software products. As such, the Company currently must be considered an enterprise in transition, because it has not yet realized material revenues from licensing its software.

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continuted)
     Nature of Organization - (continued)
         Magnitude Inc.'s wholly owned subsidiary, Corporate Ergonomic Solutions, Inc. (Ergonomics) was incorporated in the State of New Jersey during October 1992. Ergonomics, which commenced operations in September 1998, was formed primarily to market Proformix's hardware products which has since been disposed of. Prior to that, its operations had not been significant. It's operations during 1998 and 1999 have not been significant.

     Principles of Consolidation
         The consolidated financial statements include the accounts of Magnitude Information Systems, Inc. and its subsidiaries, Magnitude, Inc. and Corporate Ergonomic Solutions, Inc. All significant intercompany balances and transactions have been eliminated.

     Inventories
         Inventory consists of finished goods related to the Company's former hardware product line which are stated at the lower of cost (determined by the first-in, first out method) or market. The sale of the Company's hardware product line resulted in a loss on disposal of inventory of $74,736 in 1998.

     Depreciation and Amortization
         Property,  plant and  equipment are recorded at cost.  Depreciation  on equipment, furniture and fixtures and leasehold improvements is computed on the straight line method over the estimated useful lives of such assets between 5-10 years. Maintenance and repairs are charged to operations as incurred. Software assets acquired pursuant to the Rolina and Vanity agreements are amortized on the straight line method over 10 years. Repairs and maintenance which do not extend the useful lives of the related assets are expensed as incurred.

     Securities Issued for Services
         The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the intrinsic value method. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option grant is used. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-based Compensation". The statement generally suggests, but does not require, employee stock-based compensation transactions be accounted for based on the fair value of the services rendered or the fair value of the equity instruments issued, whichever is more reliably measurable. As permitted by the statement, the Company has elected to continue to follow the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees' for employees under the intrinsic value method. The adoption of SFAS No. 123 does not have a material impact on the financial statements.

     Income Taxes
         The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company's income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal deferred tax asset for the year ended December 31, 1999. For state income tax purposes, a partial valuation allowance has been offset against the related state deferred tax asset for the year ended December 31, 1999.

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continuted)

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

     The Company provides credit in the normal course of business to customers located throughout the U.S. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

INVENTORIES
     Inventories consisted of the following at December 31, 1999:

              Finished goods                                                                                    $          8,885
                                                                                                                  ---------------

                                                                                                                $          8,885
                                                                                                                  ===============

PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of the following at December 31, 1999:

              Equipment                                                                                        $         134,619
              Furniture and fixtures                                                                                      65,070
              Leasehold improvements                                                                                      45,770
                                                                                                                 ----------------

                                                                                                                         245,459

              Less accumulated depreciation                                                                              145,579

                                                                                                                 ----------------

                                                                                                               $          99,880
                                                                                                                 ================

 Depreciation expense charged to operations was $37,514 and $107,928 in 1999 and 1998, respectively.

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements


ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses consisted of the following at December 31, 1999:

         Accounts payable                                                                                  $              154,103
         Accrued interest                                                                                                 342,994
         Accrued commissions                                                                                               43,222
         Accrued returns                                                                                                   35,718
         Accrued legal settlement                                                                                          20,000
         Accrued professional fees                                                                                         72,698
         Accrued taxes                                                                                                      4,300
         Accrued payroll                                                                                                   98,268
         Miscellaneous accruals                                                                                            14,962
         Accrued warranties                                                                                                20,000
                                                                                                              --------------------

                                                                                                           $              806,265
                                                                                                              ====================

LOANS PAYABLE
     The Company and Magnitude, Inc. had borrowings under short term loan  agreements with the following terms and conditions at December 31, 1999:

         Pursuant  to  three  promissory  notes  signed  throughout  1995 and  1996,  an  investor  advanced
               Magnitude,  Inc. a total of $90,000  payable upon demand with  interest at 12% per annum.  In
               July, 1999 these  obligations and accrued  interest  thereon  totaling $29,735 were converted into a new  promissory  note for  $119,735  dated August 9, 1999 payable upon 30 days written notice not to begin before  January 2, 2000 of which  $60,000 has been  repaid.  The note has
               been subsequently converted into common shares.                                                  $         59,735

         On December 4, 1996,  Magnitude,  Inc.  repurchased  500,000 shares of its common stock and retired same  against  issuance of a promissory  note  maturing  twelve  months  thereafter  accruing interest  at 5% per annum and due  December  4, 1998.  This note is overdue at  December  31,
               1999 and no demand for payment has been made through the date of our report.                               75,000

          Note dated February 11, 1999 issued to the board  chairman,  principal due May 31, 2000,  accruing interest at a rate of 10% per annum resulting from advances  totaling $351,060 during February and March 1999.  This note is secured by all of  Magnitude  Inc.'s  assets and property and is
              guaranteed by the Company.  The note has been subsequently converted into common shares.                   351,060

          Pursuant to a  promissory  note dated April 26,  1999,  a member of the Board of  Directors of the
              Company  advanced the sum of $200,000 which is due June 26, 2000 and accruing  interest at the rate of 12% per annum,  convertible  at the holders  option into shares of the common stock of
              the Company at the rate of .50(cent)per share.  Repayments of $31,254 have been made on the note.          168,746

         Pursuant to the Rolina  Corporation  Agreement & Plan of Merger dated  February 2, 1998 the Company was to deliver to its current  Chairman  and CEO of the Company,  $100,000  eight months from the closing date. This  indebtedness  has been recast as a promissory  note maturing  October
               1, 1999 and accruing  interest at 10% per annum. In  consideration of the  indebtedness,  the current  Chairman and CEO has a lien on certain software  products owned by the Company.  The
               note has been subsequently repaid by the Company in full.                                                 100,000
                                                                                                                  ---------------


                  Total                                                                                         $        754,541

                                                                                                                 ===============

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

NOTES PAYABLE

       Private Placement Offering

         A private offering was completed in June 1995 resulting in Magnitude, Inc. selling a total of sixteen (16) units and receiving net proceeds of $1,364,061 after deducting private placement agent's commission and legal fees amounting of $235,939. In connection therewith, Magnitude, Inc. issued 160,000 shares of its $.001 common stock at par. The total amount of such current notes outstanding at December 31, 1999 was $1,475,000. The Company has subsequently extended an offer to convert such notes into a portion of common shares or convertible preferred shares. As of March 24, 2000, the holders of $1,050,000 worth of notes have agreed to accept partial repayment of approximately 30% of the note balance on April 30, 2000 and convert the remaining balance into common shares or convertible preferred shares.

LONG-TERM DEBT

       Long-term debt as of December 31, 1999 is comprised of the following:

             Convertible  promissory  notes  issued  to  seven  individual  private  accredited  investors accruing  interest at 7% and maturing from June 23, 2000 through  January 20, 2001. The notes
             provide  the  holders  with the option to convert  part or all of the  outstanding  principal   $     1,028,000
             amounts into shares of the common stock of the Company at the rate of $0.50 per share.


             Discounted present value of a non-interest  bearing $70,000 settlement with a former investor of  Magnitude,  Inc. to be paid in 24 equal monthly  payments  commencing  July 1, 1997.  The
             imputed interest rate used to discount the note is 8% per annum.                                         33,529
                                                                                                               --------------
                                                                                                                   1,061,529
               Total
                   Less current maturities                                                                         1,038,779
                                                                                                               --------------
                   Long-term debt, net of current maturities                                                 $        22,750
                                                                                                               ==============

        Total maturities of long-term debt are as follows:

          Year Ending December 31,

                    2000                                                                     $      1,038,779

                    2001                                                                               22,750
                                                                                               ---------------

                                                                                             $      1,061,529
                                                                                               ===============

  ACCRUED CONTINGENT LIABILITY

        Pursuant to the February 2, 1998, Agreement and Plan of Merger with Rolina Corporation (see "Nature of Organization), the Company has issued 155,556 shares of its common stock to the principal of Rolina Corporation who currently serves as the Company's President and Chief Executive Officer, and has issued a put option for such shares at a price of $2.41 per share in accordance with the provisions contained therein, with notice for exercise eligible to be given at any time after February 1, 2000, and before 5:00 p.m. on the 90th day thereafter. In view of the relative proximity of the exercise period of the option and the fact that the market price for the Company's shares currently is significantly lower than the option put price, the entire amount has been recognized as an accrued contingent liability.

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

CAPITALIZED LEASE OBLIGATIONS

       The Company leases office equipment under non-cancelable capital lease agreements expiring between October 26, 2002 and October 27, 2002. The capital lease obligations have been recorded at the present value of future minimum lease payments, discounted at an interest rate of 7.00%. The capitalized cost of equipment at December 31, 1999 amounted to $18,023 net of accumulated depreciation of $8,353.

       The following is a schedule of minimum lease payments due under capital leases at December 31, 1999:


  Year Ending December 31,
  2000                                                      $          8,211
  2001                                                                 7,579
  2002                                                                 6,316
                                                              ---------------
  Total minimum capital lease payments                                22,106
  Less amounts representing interest                                   2,163
                                                              ---------------
  Present value of net minimum capital lease payments                 19,943
  Less current maturities of capital lease obligations                 6,938
                                                              ---------------
  Obligations under capital leases, excluding current
  maturities                                                $         13,005
                                                              ===============

INCOME TAXES

  The income tax provision is comprised of the following:

                                               Year Ended December 31,
                                           -----------------------------------
                                                 1999                1998
                                           ---------------     ---------------
  State current provision                 $        490,374    $              -
  State deferred provision                      -                   -
                                           ---------------     ---------------
                                          $        490,374    $              -
                                           ===============     ===============

  In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits) to corporate taxpayers in New Jersey. During 1999, the Company entered into an agreement under which it retained a third party broker to identify a buyer for its NOL Carryover. The total anticipated net proceeds of this transaction ($497,238) were recorded as a current deferred tax asset ($201,470) and a tax benefit of $295,768 in the accompanying financial statements.

  Due to limitations placed by the State of New Jersey on the total amount of NOL Carryover and R&D Credits eligible to be sold in any one year, the sale of only a portion of the Company's NOL Carryover ($295,768 was completed in 1999). The receipt of these funds was recorded as a reduction to the non-current deferred tax asset in the accompanying financial statements. The sale of the remaining balance of the Company's NOL Carryover is anticipated by the end of the third quarter of 2000.

  The Company's total deferred tax asset and valuation allowance are as follows:
                                                         December 31,
                                              ---------------------------------
                                                   1999                1998
                                              ----------------    -------------
     Total deferred tax asset, noncurrent  $     4,240,000     $    (3,560,000)
     Less valuation allowance                   (4,240,000)         (3,560,000)
                                              ----------------    -------------
     Net deferred tax asset, noncurrent    $         -         $         -
     -----------------------------------------================    -------------

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

INCOME TAXES - (Continued)
       The differences between income tax benefits in the financial statements and the tax benefit computed at the combined state and U.S. Federal statutory rate of 40% are as follows:

                                                Year Ended December 31,
                                          ------------------------------------
                                                1999                1998
                                          ----------------    ----------------
   Tax benefit                                 (40%)               (40%)
   Valuation allowance                          40%                 40%
                                          ----------------    ----------------
   Effective tax rate                            -                   -
                                          ================    ----------------

       At December 31, 1999, the Company has available approximately $10,600,000 of net operating losses to carryforward and which may be used to reduce future federal taxable income and expire between December 31, 2007 and 2019.

       At December 31, 1999, the Company has available approximately $2,800,000 of net operating losses to carryforward and which may be used to reduce future state taxable income which begin to expire through December 31, 2006.

401(k) PLAN

       The Company adopted the qualified Magnitude, Inc. sponsored 401(k) plan covering substantially all full time employees under which eligible employees may elect to contribute, within statutory limits, a percentage of their annual compensation. The Company matches up to 50% of the employee's contribution of which the match may not exceed 3% of the employee's total compensation for the plan year. Contributions to the plan were $9,592 and $16,095 for the years ended December 31, 1999 and 1998, respectively.

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

              Magnitude Information Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

STOCK OPTION PLANS - (Continued)
                                                                                        Qualified and Non-Qualified
                                                                                       Shares Under Option December 31,
                                                                                      ----------------------------------
                                                                                      ---------------
                                                                                             1999               1998
                                                                                      ---------------    ---------------
Outstanding, beginning of year                                                              981,468            586,144
Granted during the year                                                                     605,000            501,162
 Forfeited during the year                                                                (791,468)          (105,838)
                                                                                     ===============    ===============
Outstanding, end of year (at prices ranging from $1.00 to $4.50                             795,000            981,468
    per share)
                                                                                     ===============    ===============
 Eligible, end of year for exercise (at prices ranging from $1.00 to                        470,000            292,597
    $4.50 per share)
                                                                                     ===============    ===============


     At December 31, 1999 and 1998, the weighted average exercise price and weighted average remaining contractual life is $1.13 and $2.56 per share and 4 years 9 months and 5 years 4 months, respectively.

     At December 31, 1999, there were 343,424 shares reserved for future grants.

WARRANTS

     The Company issued common stock purchase warrants as follows:

------------------------------------------------------------------------------------------------------------------------------
                                               Exercise
          Date of Grant          No. of        Price Per               Exercise Term Vesting Rights
                                 Shares          Share
                                                                                        Start                   Expiration

     May 1, 1997                    10,000 $          5.00   May 1, 1997               April 30, 2000            Upon Issue
     May 1, 1998                   224,000            5.00   May 1, 1998               April 30, 2003            Upon Issue
     June 10, 1999                 200,000            1.00   June 10, 1999             June 10, 2003             Upon Issue
     June 21, 1999                 200,000            1.00   June 21, 1999             June 21, 2003             Upon Issue
     June 23, 1999                 300,000            1.00   June 23, 1999             June 23, 2003             Upon Issue
     June 25, 1999                 200,000            1.00   June 25, 1999             June 25, 2003             Upon Issue
     July 13, 1999                 100,000            1.00   July 13, 1999             July 13, 2003             Upon Issue
     July 20, 1999                 100,000            1.00   July 20, 1999             July 20, 2003             Upon Issue
     July 22, 1999                 150,000            1.00   July 22, 1999             July 22, 2002             Upon Issue
     July 28, 1999                 150,000            1.00   July 28, 1999             July 28, 2006             Upon Issue
     August 19, 1999               100,000            1.00   August 19, 1999           October 4, 2003           Upon Issue
     August 30, 1999               100,000            1.00   August 30, 1999           October 4, 2003           Upon Issue
     September 7, 1999             100,000            1.00   September 7, 1999         October 4, 2003           Upon Issue
     September 21, 1999             50,000            1.00   September 21, 1999        October 4, 2003           Upon Issue
     October 4, 1999                50,000            1.00   October 4, 1999           October 4, 2003           Upon Issue
     October 8, 1999               400,000            1.00   October 8, 1999           October 8, 2004           Upon Issue
     November 8, 1999               50,000            1.00   November 8, 1999          November 8, 2003          Upon Issue
     November 16, 1999             100,000            1.00   November 16, 1999         November 16, 2003         Upon Issue
     November 20, 1999             100,000            1.00   November 20, 1999         November 20, 2003         Upon Issue
     December 28, 1999             100,000            1.00   December 28, 1999         December 28, 2004         Upon Issue
     December 30, 1999             602,332            1.00   December 30, 1999         December 30, 2004         Upon Issue


     At December 31, 1999, there were 3,386,332 shares eligible for exercise at prices ranging from $1.00 to $5.00 per share, of which 1,600,000 eligible shares are callable at $2.00 per share.

              Magnitude Information Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


COMMITMENTS AND CONTINGENCIES
     Lease Agreement
         Magnitude, Inc. leases its administrative offices pursuant to a lease agreement dated December 9, 1998. Such lease commenced December 16, 1998 and expires on December 31, 2001 and requires monthly payments of $3,700 from December 16, 1998 to October 31, 1999 and $3,250 from November 1, 1999 to December 31, 2001. Under the lease agreement, Magnitude, Inc. is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:


                                      Year Ending December 31,

                                           2000       $       39,000

                                           2001               39,000
                                                      ---------------

                                               Total   $      78,000
                                                       ===============

         In March 2000, the Company entered into a five year lease agreement and will be relocating its administrative offices. The Company is attempting to identify a subtenant with respect to its existing lease obligation. The new lease payment will be $6,500 payable monthly with nominal increases to the base rent in years three through five.

         Included in general and administrative expenses is rent expense which amounted to $64,125 and $103,580 for the years ended December 31, 1999 and 1998, respectively.

       Licensing Agreement
         On August 29, 1997, the Company signed a letter of intent to acquire Cornell Ergonomics ("Cornell") a software developer of a unique ergonomic assessment tool. This agreement was subsequently revised on December 1, 1997 through a Software Distribution and Option Agreement whereby the Company obtained a two-year exclusive license to distribute and sub-license a certain software product. The Company also has the exclusive right, under certain circumstances, to purchase either the assets of Cornell or all of the issued and outstanding capital stock of Cornell. In January 2000 the Company purchased all of the issued and outstanding capital stock of Cornell.

       Employment Agreements
         The Company has entered into employment agreements with certain key personnel which provide for a base salary, yearly bonuses in common stock and/or options of the Company and other benefits. Termination of the agreements may be made by either party with advance notice.

RELATED PARTY TRANSACTIONS

         In November 1998, the Company entered into a consulting agreement with an individual who subsequently, in January 1999, joined the Company's board of directors, and pursuant to which the Company issued 1,000,000 shares of common stock. Such shares were registered on Form S-8 on December 22, 1998. During the first quarter of 1999, this individual, pursuant to the consulting agreement, obtained the release of approximately $436,000 of the Company's liabilities.

         Between December 30, 1998, and March 31, 1999, a director and principal shareholder extended working capital loans aggregating $395,560 to the Company, of which a portion of $351,060 was the subject of a promissory note bearing interest at the rate of 10% per annum During the same time, this director and shareholder exercised options to purchase 450,000 shares of the common stock of the Company, and was issued an additional 565,000 shares, against a combination of cash payments and cancellation of debt owed by the Company in the aggregate amount of $507,500.

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

SUBSEQUENT EVENTS

       Changes in Key Personnel
         In January 1999, the Chairman of the Board of Directors resigned. In connection with this individual's resignation, $350,000 of the $900,000 principal amount cumulative preferred shares held by this individual were exchanged for 700,000 shares of common stock of the Company. The remaining principal balance of $550,000 along with a promissory note totalling $351,060 were exchanged for a $900,000 principal amount of a new series of convertible preferred shares which have rights of 7% per annum dividend payments to be made monthly. In connection with a termination agreement dated January 28, 2000 a restrictive covenant and confidentiality agreement was executed whereby the Company agreed to pay this individual a monthly fee in the amount of $5,555 over the 36 month term of that agreement along with this individual's health and term life insurance for an 18 month period.

         Conversion of Debt

         As of March 24, 2000, the Company converted approximately $1,643,235 of debt into 2,777,116 common shares and 90,287 preferred shares of the Company.

         Equity Placements

         As of March 24, 2000, the Company had received $200,000 pursuant to private equity placements under which 400,000 shares of common stock was issued. In addition the Company received $1,990,900 pursuant to a firm commitment equity financing transaction under which shares of common stock and a new series of convertible preferred shares with detachable common stock purchase warrants will be issued.

                                                                EXHIBIT 4.1

                      CERTIFICATE OF POWERS, DESIGNATIONS,
                      PREFERENCES AND RIGHTS OF THE SHARES
                            OF THE PREFERRED STOCK OF
                       MAGNITUDE INFORMATION SYSTEMS, INC.

                                To Be Designated
                   Series A Senior Convertible Preferred Stock


         Magnitude Information Systems, Inc., a Delaware corporation (the "Corporation"), in accordance with Section 103 of the General Corporation Law of the State of Delaware ("DGCL"), by its President, does hereby certify that during a meeting on Jabuary 28, 2000, the Board of Directors of the Corporation duly adopted the following resolutions providing for the issuance of a series of Preferred Stock to be designated Series A Senior Convertible Preferred Stock, par value $.001, and to consist of 300,000 shares:

             RESOLVED, that the Corporation is hereby authorized to amend its Certificate of Incorporation and to file a Certificate of Designations of Preferred Stock to provide for 300,000 shares of Series A Senior Convertible Preferred Stock, $.001 par value ("Series A Senior Preferred"), pursuant to the terms and conditions set forth in the Certificate of Designations;

             RESOLVED, that the rights, privileges and limitations of each share of Series A Senior Preferred shall be as follows:

         1. Issuance. The series of Preferred Stock designated as Series A Senior Preferred shall consist of 300,000 shares.

         2. Dividends. The holders of said shares of Series A Senior Preferred shall be entitled to receive cumulative dividends thereon at the rate of seven percent (7%) per annum during the first annual period after issuance, increasing by increments of one half of one percent for every year thereafter until the rate reaches ten percent (10%) per annum at which time it will remain at 10% (the "Dividend rate"), payable semi-annually when declared by the Board of Directors, before any dividend shall be declared, set apart for, or paid upon the Common Stock of the Corporation. The Dividend Rate shall accrue on the Liquidation Price (as hereinafter defined) of each share of the Series A Senior Preferred. The dividends on the Series A Senior Preferred, payable in cash, shall be cumulative, so that if the Corporation fails in any fiscal year to pay such dividends on all the issued and outstanding Series A Senior Preferred, such deficiency in the dividends shall be fully paid, but without interest, before any dividends shall be paid on or set apart for the Cumulative Preferred Stock or the Common Stock.

         3. Priority. The Series A Senior Preferred shall with respect to dividend rights and liquidation rights rank prior to all classes and series of Common Stock and the Cumulative Preferred Stock, and on a par with the Series B and C Senior Convertible Preferred Stock.

         4.  Voting.  Except as  required by the DGCL and as provided in Section
(7) below, the holders of said shares of Series A Senior Preferred shall not be entitled to any voting rights.

         5. Cancellation. Shares of Series A Senior Preferred which have been issued and reacquired in any manner, including shares purchased or converted into Common Stock, exchanged or redeemed, shall be canceled on the books of the Corporation and shall not be considered outstanding for any purpose.

         6. Liquidation. In the event of any liquidation, dissolution, or winding up of the affairs of the Corporation, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Corporation, the holders of the Series A Senior Preferred shall be entitled to receive, out of the remaining net assets of the Corporation, the amount of Five ($5.00) Dollars for each share of Series A Senior Preferred (the "Liquidation Price") held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, plus the amount of all dividends in arrears on each such share up to the date fixed for distribution, provided, however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series B and C Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the Corporation. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B and C Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

         7. Cumulative Dividends. During such time as there exist unpaid cumulative dividends due on the Series A Senior Preferred, no reclassification of the shares of the Corporation or capital reorganization of the Corporation in any manner provided by law shall be valid unless (a) the holders of a majority of all the Series A Senior Preferred approve, and (b) provision is made for the payment of the aggregate unpaid cumulative dividends then in arrears.

         8.   Redemption.

         (i) The Corporation shall have the right to redeem pro rata any or all of its Series A Senior Preferred issued and outstanding at any time, with the Board of Directors of the Corporation in its sole discretion deciding how many shares to redeem, provided, however, that any such shares called for redemption have been issued and outstanding for a minimum of three (3) years at the time of notice of redemption to the holders of such shares, by paying to the holders thereof the Liquidation Price for each share of Series A Senior Preferred held by such holder plus a "call premium" of 15% of the Liquidation Price, together with the amount of any accrued and unpaid dividends as may have accumulated thereon at the time of redemption (the "Redemption Price").

         (ii) At least 10 days but not more than 30 days prior to the date fixed by the Board of Directors of the Corporation for the redemption of any shares of the Series A Senior Preferred pursuant to subsection (i) above, a written notice shall be mailed to the holder of record of such shares of Series A Senior Preferred to be redeemed, at the address of such holder as shown on the records of the Corporation, notifying such holder of the election of the Corporation to redeem such shares, stating the date fixed for redemption thereof (hereinafter referred to as the "Redemption Date"), and calling upon such holder to surrender to the Corporation on the Redemption Date at the place designated in such notice such holder's certificate or certificates representing the number of shares of Series A Senior Preferred specified in such notice of redemption. On or after the Redemption Date, each holder of shares of Series A Senior Preferred to be redeemed shall present and surrender such holder's certificate or certificates for such shares to the Corporation at the place designated in such notice and thereupon the Redemption Price of such shares shall be paid to or to the order of the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate shall be canceled. From and after the Redemption Date (unless default shall be made by the Corporation in payment if the Redemption Price), all dividends on the Series A Senior Preferred shall cease to accrue and all rights of the holders thereof as stockholders of the Corporation, except the right to receive the Redemption Price thereof upon the surrender of certificates representing the same, without interest thereon, shall cease and terminate and such shares shall not thereafter be transferred (except with the consent of the Corporation) on the books of the Corporation and such shares shall not be deemed to be outstanding for any purpose whatsoever.

         (iii) The holder of any shares of Series A Senior Preferred notified by the Corporation of the redemption of such shares pursuant to subsection (ii) above shall have the right to exercise his option to convert such shares of Series A Senior Preferred into Common Stock of the Corporation pursuant to Section (9) below, by notifying the Corporation in writing or via facsimile prior to the Redemption Date of his election to convert, in the form prescribed therefore. The Corporation, after receipt of such notice shall remove such shares from the shares to be redeemed.

         9. Conversion. Each share of Series A Senior Preferred shall be convertible at any time prior to the Redemption Date, at the holder's option, into such number (the "Conversion Ratio") of shares of the Common Stock of the Corporation as arrived at by dividing the Liquidation Price by one hundred fifty
(150) percent of the market price of the Common Stock of the Corporation ("Market Price") on the earlier of the dates such share of Series A Senior Preferred is subscribed for or issued (the "Effective Date"), which Conversion Rate shall be noted in the stock certificate for such share of Series A Senior Preferred. "Market Price" shall mean the average daily bid and asked prices for the Company's Common Stock as reported on the Electronic Bulletin Board, or on the primary stock exchange on which the Common Stock is listed, during the 20 consecutive trading day period immediately preceding the Effective Date. The holder of any shares of Series A Senior Preferred who elects to convert his or her Series A Senior Preferred into Common Stock of the Corporation shall surrender, at the principal office of the Corporation or at such other office or agency maintained by the Corporation for that purpose, the certificate or certificates representing the shares of Series A Senior Preferred to be converted, together with a written affidavit informing the Corporation of his or her election to convert such shares, whereby the date of receipt by the Corporation of such certificates and affidavit shall constitute the "Conversion Date". As promptly as practicable, and in any event within ten business days after surrender of such certificates, the Corporation shall deliver or cause to be delivered certificates representing the number of validly issued, fully paid and non-assessable shares of Common Stock of the Corporation to which such holder of Series A Senior Preferred so converted shall be entitled, with fractional shares to be paid for in cash based on the closing price of the Common Stock of the Corporation on the Conversion Date. Such conversion shall be deemed to have been made at the close of business on the Conversion Date, so that the rights of the holders of the Series A Senior Preferred shall thereafter cease except for the right to receive Common Stock of the Corporation in accordance herewith, and such converting holder of Series A Senior Preferred shall be treated for all purposes as having become the record holder of such Common Stock of the Corporation at such time.

         10. Anti-Dilution. In the event that, prior to the conversion of the Series A Senior Preferred Stock by the holder thereof into Common Stock of the Corporation, there shall occur any change in the outstanding shares of Common Stock of the Corporation by reason of the declaration of stock dividends, or through a recapitalization resulting from stock splits or combinations, without the receipt by the Corporation of fair consideration therefor in the form of cash, services or property, the conversion ratio of the Series A Senior Preferred Stock into Common Stock of the Corporation provided for in Section (9) above shall be adjusted such that any holder of Series A Senior Preferred Stock converting such stock into Common Stock subsequent to such change in the outstanding shares of Common Stock of the Corporation shall be entitled to receive, upon such conversion, the same number of shares of Common Stock of the Corporation that he would have received had he converted his Series A Senior Preferred Stock to Common Stock prior to such change in the outstanding shares of Common Stock of the Corporation.

         IN WITNESS WHEREOF, we, the undersigned, have executed and subscribed this certificate on January 28, 2000.





                                     ___/s/ Steven D. Rudnik________
                                     Steven D. Rudnik, President


ATTEST:


__/s/ Joerg H. Klaube_______
Joerg H. Klaube, Secretary

                                  Amendment to
 Certificate of Powers, Designations, Preferences and Rights of the Preferred
      Stock of Magnitude Information Systems, Inc. in re: To Be Designated
               Series A Senior Preferred Stock
      As filed with the Secretary of the State of Delaware on March 20, 2000.



Section 10 "Anti-Dilution" is being replaced in its entirety, as follows:


         10. Anti-Dilution. In the event that, prior to the conversion of the Series A Senior Preferred Stock by the holder thereof into Common Stock of the Corporation, there shall occur any change in the outstanding shares of Common Stock of the Corporation by reason of the declaration of stock dividends, or through a recapitalization resulting from stock splits or combinations, without the receipt by the Corporation of fair consideration therefor in the form of cash, services or property, the conversion ratio of the Series A Senior Preferred Stock into Common Stock of the Corporation provided for in Section (9) above shall be adjusted such that any holder of Series A Senior Preferred Stock converting such stock into Common Stock subsequent to such change in the outstanding shares of Common Stock of the Corporation shall be entitled to receive, upon such conversion, a number of shares of Common Stock of the Corporation representing the same percentage of common shares outstanding as represented by the shares that he would have received had he converted his Series A Senior Preferred Stock to Common Stock prior to such change in the outstanding shares of Common Stock of the Corporation.

                                                                 EXHIBIT 4.2

                      CERTIFICATE OF POWERS, DESIGNATIONS,
                      PREFERENCES AND RIGHTS OF THE SHARES
                            OF THE PREFERRED STOCK OF
                       MAGNITUDE INFORMATION SYSTEMS, INC.

                                To Be Designated
                   Series B Senior Convertible Preferred Stock


         Magnitude Information Systems, Inc., a Delaware corporation (the "Corporation"), in accordance with Section 103 of the General Corporation Law of the State of Delaware ("DGCL"), by its President, does hereby certify that during a meeting on January 28, 2000, the Board of Directors of the Corporation duly adopted the following resolutions providing for the issuance of a series of Preferred Stock to be designated Series B Senior Convertible Preferred Stock, par value $.001, and to consist of 350,000 shares:

          RESOLVED, that the Corporation is hereby authorized to amend its Certificate of Incorporation and to file a Certificate of Designations of Preferred Stock to provide for 350,000 shares of Series B Senior Convertible Preferred Stock, $.001 par value ("Series B Senior Preferred"), pursuant to the terms and conditions set forth in the Certificate of Designations;

          RESOLVED, that the rights, privileges and limitations of each share of Series B Senior Preferred shall be as follows:

         1. Issuance. The series of Preferred Stock designated as Series B Senior Preferred shall consist of 350,000 shares.

         2. Dividends. The holders of said shares of Series B Senior Preferred shall be entitled to receive cumulative dividends thereon at the rate of seven percent (7%) per annum, payable semi-annually when declared by the Board of Directors, before any dividend shall be declared, set apart for, or paid upon the Common Stock of the Corporation. The Dividend Rate shall accrue on the Liquidation Price (as hereinafter defined) of each share of the Series B Senior Preferred. The dividends on the Series B Senior Preferred, payable in cash, shall be cumulative, so that if the Corporation fails in any fiscal year to pay such dividends on all the issued and outstanding Series B Senior Preferred, such deficiency in the dividends shall be fully paid, but without interest, before any dividends shall be paid on or set apart for the Cumulative Preferred Stock or the Common Stock.

         3. Priority. The Series B Senior Preferred shall with respect to dividend rights and liquidation rights rank prior to all classes and series of Common Stock and the Cumulative Preferred Stock, and on a par with the Series A and C Senior Convertible Preferred Stock.

         4.  Voting.  Except as  required by the DGCL and as provided in Section
(7) below, the holders of said shares of Series B Senior Preferred shall not be entitled to any voting rights.

         5. Cancellation. Shares of Series B Senior Preferred which have been issued and reacquired in any manner, including shares purchased or converted into Common Stock, exchanged or redeemed, shall be canceled on the books of the Corporation and shall not be considered outstanding for any purpose.

         6. Liquidation. In the event of any liquidation, dissolution, or winding up of the affairs of the Corporation, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Corporation, the holders of the Series B Senior Preferred shall be entitled to receive, out of the remaining net assets of the Corporation, the amount of nine

($9.00) Dollars for each share of Series B Senior Preferred (the "Liquidation Price") held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, plus the amount of all dividends in arrears on each such share up to the date fixed for distribution, provided, however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series A and C Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the Corporation. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B and C Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

         7. Cumulative Dividends. During such time as there exist unpaid cumulative dividends due on the Series B Senior Preferred, no reclassification of the shares of the Corporation or capital reorganization of the Corporation in any manner provided by law shall be valid unless (a) the holders of a majority of all the Series B Senior Preferred approve, and (b) provision is made for the payment of the aggregate unpaid cumulative dividends then in arrears.

         8.   Redemption.

         (i) The Corporation shall have the right to redeem pro rata any or all of its Series B Senior Preferred issued and outstanding at any time, with the Board of Directors of the Corporation in its sole discretion deciding how many shares to redeem, provided, however, that any such shares called for redemption have been issued and outstanding for a minimum of three (3) years at the time of notice of redemption to the holders of such shares, by paying to the holders thereof the Liquidation Price for each share of Series B Senior Preferred held by such holder plus a "call premium" of 10% of the Liquidation Price, together with the amount of any accrued and unpaid dividends as may have accumulated thereon at the time of redemption (the "Redemption Price").

         (ii) At least 10 days but not more than 30 days prior to the date fixed by the Board of Directors of the Corporation for the redemption of any shares of the Series B Senior Preferred pursuant to subsection (i) above, a written notice shall be mailed to the holder of record of such shares of Series B Senior Preferred to be redeemed, at the address of such holder as shown on the records of the Corporation, notifying such holder of the election of the Corporation to redeem such shares, stating the date fixed for redemption thereof (hereinafter referred to as the "Redemption Date"), and calling upon such holder to surrender to the Corporation on the Redemption Date at the place designated in such notice such holder's certificate or certificates representing the number of shares of Series B Senior Preferred specified in such notice of redemption. On or after the Redemption Date, each holder of shares of Series B Senior Preferred to be redeemed shall present and surrender such holder's certificate or certificates for such shares to the Corporation at the place designated in such notice and thereupon the Redemption Price of such shares shall be paid to or to the order of the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate shall be canceled. From and after the Redemption Date (unless default shall be made by the Corporation in payment if the Redemption Price), all dividends on the Series B Senior Preferred shall cease to accrue and all rights of the holders thereof as stockholders of the Corporation, except the right to receive the Redemption Price thereof upon the surrender of certificates representing the same, without interest thereon, shall cease and terminate and such shares shall not thereafter be transferred (except with the consent of the Corporation) on the books of the Corporation and such shares shall not be deemed to be outstanding for any purpose whatsoever.

         (iii) The holder of any shares of Series B Senior Preferred notified by the Corporation of the redemption of such shares pursuant to subsection (ii) above shall have the right to exercise his option to convert such shares of Series B Senior Preferred into Common Stock of the Corporation pursuant to Section (9) below, by notifying the Corporation in writing or via facsimile prior to the Redemption Date of his election to convert, in the form prescribed therefore. The Corporation, after receipt of such notice shall remove such shares from the shares to be redeemed.

         9. Conversion. Each share of Series B Senior Preferred shall be convertible at any time prior to the Redemption Date, at the holder's option, into shares of Common Stock of the Corporation on the basis of ten (10) shares of Common Stock for 1 share of Series B Senior Preferred. The holder of any shares of Series B Senior Preferred who elects to convert his or her Series B Senior Preferred into Common Stock of the Corporation shall surrender, at the principal office of the Corporation or at such other office or agency maintained by the Corporation for that purpose, the certificate or certificates representing the shares of Series B Senior Preferred to be converted, together with a written affidavit informing the Corporation of his or her election to convert such shares, whereby the date of receipt by the Corporation of such certificates and affidavit shall constitute the "Conversion Date", and which affidavit, in case the Conversion Date precedes the first anniversary of the date of issue of such certificate or certificates representing the shares of Series B Senior Preferred to be converted, includes an agreement with the Corporation not to sell or transfer the shares of Common Stock to be issued pursuant to this conversion, before the first anniversary of the date of issue of the certificate or certificates representing the shares of Series B Senior Preferred being converted. As promptly as practicable, and in any event within ten business days after surrender of such certificates, the Corporation shall deliver or cause to be delivered certificates representing the number of validly issued, fully paid and non-assessable shares of Common Stock of the Corporation to which such holder of Series B Senior Preferred so converted shall be entitled, and where the Conversion Date precedes the first anniversary of the date of issue of the certificates for Series B Senior Preferred to be converted, the agreed upon restriction against sales or transfer shall be duly noted on such certificates. Such conversion shall be deemed to have been made at the close of business on the Conversion Date, so that the rights of the holders of the Series B Senior Preferred shall thereafter cease except for the right to receive Common Stock of the Corporation in accordance herewith, and such converting holder of Series B Senior Preferred shall be treated for all purposes as having become the record holder of such Common Stock of the Corporation at such time.

         10. Anti-Dilution. In the event that, prior to the conversion of the Series B Senior Preferred Stock by the holder thereof into Common Stock of the Corporation, there shall occur any change in the outstanding shares of Common Stock of the Corporation by reason of the declaration of stock dividends, or through a recapitalization resulting from stock splits or combinations, without the receipt by the Corporation of fair consideration therefor in the form of cash, services or property, the conversion ratio of the Series B Senior Preferred Stock into Common Stock of the Corporation provided for in Section (9) above shall be adjusted such that any holder of Series B Senior Preferred Stock converting such stock into Common Stock subsequent to such change in the outstanding shares of Common Stock of the Corporation shall be entitled to receive, upon such conversion, the same number of shares of Common Stock of the Corporation that he would have received had he converted his Series B Senior Preferred Stock to Common Stock prior to such change in the outstanding shares of Common Stock of the Corporation.

         IN WITNESS WHEREOF, we, the undersigned, have executed and subscribed this certificate on January 28, 2000.





                                    ___/s/ Steven D. Rudnik________
                                    Steven D. Rudnik, President


ATTEST:


__/s/ Joerg H. Klaube_______
Joerg H. Klaube, Secretary

                                  Amendment to
 Certificate of Powers, Designations, Preferences and Rights of the Shares of
      the Preferred Stock of Magnitude Information Systems, Inc. in re:
           To Be Designated Series B Senior Preferred Stock
      As filed with the  Secretary 4of the State of  Delaware on March 20, 2000.



Section 10 "Anti-Dilution" is being replaced in its entirety, as follows:


         10. Anti-Dilution. In the event that, prior to the conversion of the Series B Senior Preferred Stock by the holder thereof into Common Stock of the Corporation, there shall occur any change in the outstanding shares of Common Stock of the Corporation by reason of the declaration of stock dividends, or through a recapitalization resulting from stock splits or combinations, without the receipt by the Corporation of fair consideration therefor in the form of cash, services or property, the conversion ratio of the Series B Senior Preferred Stock into Common Stock of the Corporation provided for in Section (9) above shall be adjusted such that any holder of Series B Senior Preferred Stock converting such stock into Common Stock subsequent to such change in the outstanding shares of Common Stock of the Corporation shall be entitled to receive, upon such conversion, a number of shares of Common Stock of the Corporation representing the same percentage of common shares outstanding as represented by the shares that he would have received had he converted his Series B Senior Preferred Stock to Common Stock prior to such change in the outstanding shares of Common Stock of the Corporation.

                                                                 EXHIBIT 4.3

                      CERTIFICATE OF POWERS, DESIGNATIONS,
                      PREFERENCES AND RIGHTS OF THE SHARES
                            OF THE PREFERRED STOCK OF
                       MAGNITUDE INFORMATION SYSTEMS, INC.

                                To Be Designated
                   Series C Senior Convertible Preferred Stock


         Magnitude Information Systems, Inc., a Delaware corporation (the "Corporation"), in accordance with Section 103 of the General Corporation Law of the State of Delaware ("DGCL"), by its President, does hereby certify that during a meeting on January 28, 2000, the Board of Directors of the Corporation duly adopted the following resolutions providing for the issuance of a series of Preferred Stock to be designated Series C Senior Convertible Preferred Stock, par value $.001, and to consist of 120,000 shares:

         RESOLVED, that the Corporation is hereby authorized to amend its Certificate of Incorporation and to file a Certificate of Designations of Preferred Stock to provide for 120,000 shares of Series C Senior Convertible Preferred Stock, $.001 par value ("Series C Senior Preferred"), pursuant to the terms and conditions set forth in the Certificate of Designations;

         RESOLVED, that the rights, privileges and limitations of each share of Series C Senior Preferred shall be as follows:

         1. Issuance. The series of Preferred Stock designated as Series C Senior Preferred shall consist of 120,000 shares.

         2. Dividends. The holders of said shares of Series C Senior Preferred shall be entitled to receive cumulative dividends thereon at the rate of seven percent (7%) per annum, payable monthly, before any dividend shall be declared, set apart for, or paid upon the Common Stock of the Corporation. The Dividend Rate shall accrue on the Liquidation Price (as hereinafter defined) of each share of the Series C Senior Preferred. The dividends on the Series C Senior Preferred, payable in cash, shall be cumulative, so that if the Corporation fails in any fiscal year to pay such dividends on all the issued and outstanding Series C Senior Preferred, such deficiency in the dividends shall be fully paid, but without interest, before any dividends shall be paid on or set apart for the Cumulative Preferred Stock or the Common Stock.

         3. Priority. The Series C Senior Preferred shall with respect to dividend rights and liquidation rights rank prior to all classes and series of Common Stock and the Cumulative Preferred Stock, and on a par with the Series A and B Senior Convertible Preferred Stock.

         4.  Voting.  Except as  required by the DGCL and as provided in Section
(7) below, the holders of said shares of Series C Senior Preferred shall not be entitled to any voting rights.

         5. Cancellation. Shares of Series C Senior Preferred which have been issued and reacquired in any manner, including shares purchased or converted into Common Stock, exchanged or redeemed, shall be canceled on the books of the Corporation and shall not be considered outstanding for any purpose.

         6. Liquidation. In the event of any liquidation, dissolution, or winding up of the affairs of the Corporation, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Corporation, the holders of the Series C Senior Preferred shall be entitled to receive, out of the remaining net assets of the Corporation, the amount of nine

($9.00) Dollars for each share of Series C Senior Preferred (the "Liquidation Price") held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, plus the amount of all dividends in arrears on each such share up to the date fixed for distribution, provided, however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series A and B Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the Corporation. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B and C Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

         7. Cumulative Dividends. During such time as there exist unpaid cumulative dividends due on the Series C Senior Preferred, no reclassification of the shares of the Corporation or capital reorganization of the Corporation in any manner provided by law shall be valid unless (a) the holders of a majority of all the Series C Senior Preferred approve, and (b) provision is made for the payment of the aggregate unpaid cumulative dividends then in arrears.

         8.   Redemption.

         (i) The Corporation shall have the right to redeem pro rata any or all of its Series C Senior Preferred issued and outstanding at any time, with the Board of Directors of the Corporation in its sole discretion deciding how many shares to redeem, provided, however, that any such shares called for redemption have been issued and outstanding for a minimum of three (3) years at the time of notice of redemption to the holders of such shares, by paying to the holders thereof the Liquidation Price for each share of Series C Senior Preferred held by such holder plus a "call premium" of 10% of the Liquidation Price, together with the amount of any accrued and unpaid dividends as may have accumulated thereon at the time of redemption (the "Redemption Price").

         (ii) At least 10 days but not more than 30 days prior to the date fixed by the Board of Directors of the Corporation for the redemption of any shares of the Series C Senior Preferred pursuant to subsection (i) above, a written notice shall be mailed to the holder of record of such shares of Series C Senior Preferred to be redeemed, at the address of such holder as shown on the records of the Corporation, notifying such holder of the election of the Corporation to redeem such shares, stating the date fixed for redemption thereof (hereinafter referred to as the "Redemption Date"), and calling upon such holder to surrender to the Corporation on the Redemption Date at the place designated in such notice such holder's certificate or certificates representing the number of shares of Series C Senior Preferred specified in such notice of redemption. On or after the Redemption Date, each holder of shares of Series C Senior Preferred to be redeemed shall present and surrender such holder's certificate or certificates for such shares to the Corporation at the place designated in such notice and thereupon the Redemption Price of such shares shall be paid to or to the order of the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate shall be canceled. From and after the Redemption Date (unless default shall be made by the Corporation in payment if the Redemption Price), all dividends on the Series C Senior Preferred shall cease to accrue and all rights of the holders thereof as stockholders of the Corporation, except the right to receive the Redemption Price thereof upon the surrender of certificates representing the same, without interest thereon, shall cease and terminate and such shares shall not thereafter be transferred (except with the consent of the Corporation) on the books of the Corporation and such shares shall not be deemed to be outstanding for any purpose whatsoever.

         (iii) The holder of any shares of Series C Senior Preferred notified by the Corporation of the redemption of such shares pursuant to subsection (ii) above shall have the right to exercise his option to convert such shares of Series C Senior Preferred into Common Stock of the Corporation pursuant to Section (9) below, by notifying the Corporation in writing or via facsimile prior to the Redemption Date of his election to convert, in the form prescribed therefore. The Corporation, after receipt of such notice shall remove such shares from the shares to be redeemed.

         9. Conversion. Each share of Series C Senior Preferred shall be convertible at any time prior to the Redemption Date, at the holder's option, into shares of Common Stock of the Corporation on the basis of ten (10) shares of Common Stock for 1 share of Series C Senior Preferred. The holder of any shares of Series B Senior Preferred who elects to convert his or her Series C Senior Preferred into Common Stock of the Corporation shall surrender, at the principal office of the Corporation or at such other office or agency maintained by the Corporation for that purpose, the certificate or certificates representing the shares of Series C Senior Preferred to be converted, together with a written affidavit informing the Corporation of his or her election to convert such shares, whereby the date of receipt by the Corporation of such certificates and affidavit shall constitute the "Conversion Date", and which affidavit, in case the Conversion Date precedes the first anniversary of the date of issue of such certificate or certificates representing the shares of Series C Senior Preferred to be converted, includes an agreement with the Corporation not to sell or transfer the shares of Common Stock to be issued pursuant to this conversion, before the first anniversary of the date of issue of the certificate or certificates representing the shares of Series C Senior Preferred being converted. As promptly as practicable, and in any event within ten business days after surrender of such certificates, the Corporation shall deliver or cause to be delivered certificates representing the number of validly issued, fully paid and non-assessable shares of Common Stock of the Corporation to which such holder of Series C Senior Preferred so converted shall be entitled, and where the Conversion Date precedes the first anniversary of the date of issue of the certificates for Series C Senior Preferred to be converted, the agreed upon restriction against sales or transfer shall be duly noted on such certificates. Such conversion shall be deemed to have been made at the close of business on the Conversion Date, so that the rights of the holders of the Series C Senior Preferred shall thereafter cease except for the right to receive Common Stock of the Corporation in accordance herewith, and such converting holder of Series C Senior Preferred shall be treated for all purposes as having become the record holder of such Common Stock of the Corporation at such time.

         10. Anti-Dilution. In the event that, prior to the conversion of the Series C Senior Preferred Stock by the holder thereof into Common Stock of the Corporation, there shall occur any change in the outstanding shares of Common Stock of the Corporation by reason of the declaration of stock dividends, or through a recapitalization resulting from stock splits or combinations, without the receipt by the Corporation of fair consideration therefor in the form of cash, services or property, the conversion ratio of the Series C Senior Preferred Stock into Common Stock of the Corporation provided for in Section (9) above shall be adjusted such that any holder of Series C Senior Preferred Stock converting such stock into Common Stock subsequent to such change in the outstanding shares of Common Stock of the Corporation shall be entitled to receive, upon such conversion, the same number of shares of Common Stock of the Corporation that he would have received had he converted his Series C Senior Preferred Stock to Common Stock prior to such change in the outstanding shares of Common Stock of the Corporation.

         IN WITNESS WHEREOF, we, the undersigned, have executed and subscribed this certificate on January 28,2000 .





                                              ___/s/ Steven D. Rudnik________
                                              Steven D. Rudnik, President


ATTEST:


__/s/ Joerg H. Klaube_______
Joerg H. Klaube, Secretary

                                  Amendment to
 Certificate of Powers, Designations, Preferences and Rights of the Shares
     of the Preferred Stock of Magnitude  Information Systems, Inc.
           in re: To Be Designated Series C Senior Preferred Stock
     As filed with the  Secretary  of the State of  Delaware on March 20, 2000.



Section 10 "Anti-Dilution" is being replaced in its entirety, as follows:


         10. Anti-Dilution. In the event that, prior to the conversion of the Series C Senior Preferred Stock by the holder thereof into Common Stock of the Corporation, there shall occur any change in the outstanding shares of Common Stock of the Corporation by reason of the declaration of stock dividends, or through a recapitalization resulting from stock splits or combinations, without the receipt by the Corporation of fair consideration therefor in the form of cash, services or property, the conversion ratio of the Series C Senior Preferred Stock into Common Stock of the Corporation provided for in Section (9) above shall be adjusted such that any holder of Series C Senior Preferred Stock converting such stock into Common Stock subsequent to such change in the outstanding shares of Common Stock of the Corporation shall be entitled to receive, upon such conversion, a number of shares of Common Stock of the Corporation representing the same percentage of common shares outstanding as represented by the shares that he would have received had he converted his Series C Senior Preferred Stock to Common Stock prior to such change in the outstanding shares of Common Stock of the Corporation.