Form 10QSB
period 2000-03-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2000-05-15
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For Quarter Ended March 31, 2000

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

                 401 State Route 24, Chester, New Jersey 07930_
               (Address of Principal Executive Office) (Zip Code)

                                 (908) 879-2722
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes x No _____

    The number of shares of Registrant's Common Stock, $0.0001 par value, outstanding as of March 31, 2000, was 14,591,980 shares.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES




                                      INDEX


                                                              Page
                                                             Number

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - March 31, 2000                                             3

         Consolidated Statements of Operations
          - Three months ended March 31, 2000 and 1999                 4

         Consolidated Statements of Cash Flows
          - Three months ended March 31, 2000 and 1999                 5

         Notes to Consolidated Financial Statements                  6 - 11


Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                  12 - 13


PART II  -  OTHER INFORMATION                                         14


SIGNATURES                                                            16

PART I  - Item 1

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                               March 31, 2000
     Current Assets
     Cash  .....................................................................$   1,427,184
     Accounts receivable, net of allowance for
     doubtful accounts of 76,111 ...............................................      152,008
     Inventories ...............................................................        8,885
     Deferred tax asset.........................................................      201,470
     Prepaid expenses ..........................................................      419,490
                                                                                   -------------
        Total Current Assets ...................................................    2,209,037
     Property, plant and equipment, net of accumulated
        depreciation of $153,910 ...............................................      107,679
     Software, net of accumulated amortization of
         $300,702 ..............................................................    1,206,648
     Other assets ..............................................................       28,459
                                                                                   -------------
TOTAL ASSETS ...................................................................    3,551,823
                                                                                     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Accounts payable and accrued expenses .....................................      735,164
     Dividends payable .........................................................       15,601
     Prepayments received ......................................................        5,000
     Loans and notes payable ...................................................    1,745,992
     Current maturities long-term debt .........................................            0
     Current maturities lease obligations ......................................        6,938
                                                                                   -------------
        Total Current Liabilities ..............................................    2,508,695
     Long-term debt, less current portion ......................................      374,890
     Lease obligations, less current portion ...................................       13,005
                                                                                    -------------
TOTAL LIABILITIES ..............................................................    2,896,590

STOCKHOLDERS' EQUITY
     Preferred Stock, $0.001 par value,  3,000,000 shares authorized:
     2,500 shares have been designated Cumulative Preferred Stock,
     of which 1 share is issued and outstanding ................................            0
     300,000 shares have been designated Series A Convertible Preferred Stock,
     350,000 shares have been designated Series B Convertible Preferred Stock,
     120,000 shares have been designated Series C Convertible Preferred Stock,
     of which a combined total 294,440 shares are issued and outstanding                  294
     Common Stock, $0.0001 par value, 30,000,000 shares authorized,
     14,591,980 shares are issued and outstanding...............................        1,459
     Contributed capital .......................................................       81,000
     Additional paid-in capital ................................................   12,671,091
     Accumulated deficit .......................................................  (12,098,611)
                                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY......................................................      655,233

TOTAL LIABILITIES AND EQUITY .................................................. $   3,551,823
                                                                                    ==========



                 See notes to consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                     Three Months Ended
                                                           March 31,
                                                     2000             1999
                                               -------------    -------------

Total Revenues .....................              100,022            44,507
     Cost of Goods Sold ............               40,934            42,876
                                               -------------     -------------

Gross Profit .......................               59,088             1,631

     Selling expenses ..............              226,820           165,471
     General & administrative expenses ....       522,286           421,975
                                                 -----------      -----------
Operating Income (Loss) ...................      (690,018)         (585,815)

     Miscellaneous income .................        17,222            63,675
     Interest expense (net) ...............      (109,579)          (51,837)
     Miscellaneous expenses ...............        (1,122)          (13,685)
                                                 -----------      -------------
Non-Operating Income (Expense) ............       (93,479)           (1,847)
                                               -------------    -------------


Net Loss ..................................   $  (783,497)      $  (587,662)
                                                 =========          ========


Loss per Common Share .....................   $     (0.06)      $    (0.08)
                                                  ========         =========
Weighted Average Number of
     Common Shares Outstanding ............     12,858,331        7,295,093






                 See notes to consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                               Three Months Ended March 31,
                                                   2000               1999
Cash Flows from Operating Activities
     Net income (loss) ....................... $ (783,497)       $ (587,662)
     Adjustments to net income (loss)
        Depreciation and Amortization .........     48,07            45,794
        Loss on disposition of certain assets .     1,122                 0
        Stock and debt issued for expenses.....   163,306                 0
        Payment of dividends...................   (10,500)                0
     Decreases (increases) in Assets
        Accounts receivable ...................   (91,885)           83,029
        Miscellaneous receivables .............         0                 0
        Inventories ...........................         0                 0
        Prepaid expenses ......................   (30,609)         (161,075)
        Other assets ..........................   (26,000)             (450)
     Increases (decreases) in Liabilities
         Prepayments received..................     5,000                 0
        Accounts payable and accrued expenses .  (115,932)         (570,198)
                                                 -------------     ------------
Net Cash Provided (Used) by Operating Activities (825,721)       (1,190,562)

Cash Flows from Investing Activities
     Purchases of equipment and fixtures ......   (18,738)                0
     Disposition of property and equipment ....     3,358                 0
                                                 -------------     ------------
Net Cash Provided (Used) by Investing Activities   57,394                 0

Cash Flows from Financing Activities
     Proceeds from notes payable ................       0                 0
     Conversion of equity subscriptions .........       0                 0
     Repayment of loans and notes ...............(106,284)         (184,177)
     Repayment of long-term debt ................       0           (19,500)
     Issuance of common stock.................... 550,000         1,385,659
     Issuance of preferred stock ...............1,575,000                 0
                                                -------------     -------------
Net Cash Provided (Used)by Financing Activities 2,018,716         1,181,982
Net Increase (Decrease) in Cash ................1,177,615            (8,580)
Cash at Beginning of Period ....................  249,569             9,403
                                                 ------------     -------------
Cash at End of Period ........................ $1,427,184        $      823
                                              ===============     =============






                 See notes to consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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

         The Company's primary product is an integrated suite of proprietary software modules marketed under the name ErgoManager(TM) which are designed to help individual computer users and businesses deal with potentially preventable repetitive stress injury (RSI). These software modules can be applied individually or together in a comprehensive ergonomic and early intervention program that seeks to modify a user's behavior by monitoring computer usage patterns over time and warning the user when to break a dangerous trend in repetitive usage of an input device, such as a keyboard or mouse. The product was developed to train people working on computers, monitor computer-use related activities and evaluate a user's risk exposure and propensity towards injury or loss of effectiveness in connection with his/her day-to-day work. Moreover, the software enables a company to not only address the issue of health risks involving employees and to minimize resulting potential liabilities, but delivers a powerful tool to increase overall productivity.

BACKGROUND

         On June 24, 1997, the Company, extended a stock exchange offer to the shareholders of Proformix, Inc., a Delaware corporation and manufacturer of ergonomic keyboarding systems. Proformix Inc. in November 1998 changed its name to Magnitude, Inc. and is now referred to as Magnitude, Inc.. At the time of this submission, holders of 98.5% of Magnitude, Inc. common stock have tendered their shares. The business combination which took the form of a reverse acquisition has been accounted for as a purchase. As a result, the Company and Magnitude, Inc. remain as two separate legal entities whereby Magnitude, Inc. operates as a subsidiary of Magnitude Information Systems, Inc.. The operations of the newly combined entity are currently comprised solely of the operations of Magnitude, Inc.

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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


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

     Depreciation and Amortization
         Property,  plant and  equipment are recorded at cost.  Depreciation  on equipment, furniture and fixtures and leasehold improvements is computed on the straight line method over the estimated useful lives of such assets between 5-10 years. Maintenance and repairs are charged to operations as incurred. Software assets are amortized on the straight line method over 10 years.

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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

     Net Loss Per Share
         Net loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share" is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive.

     Revenue Recognition
         Revenue  from  the  licensing  of  proprietary   software  products  is
         recognized at the time of licensing provided that the resulting receivable is deemed probable of collection.

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

DEFERRED TAX ASSET

         During 1999, the Company had filed an application with the New Jersey Economic Development Authority who administers the current New Jersey Tax Certification program pursuant to the New Jersey Emerging Technology and Biotechnology Financial Assistance Act to qualify for and be the beneficiary of this program which will permit a participant to liquidate its State NOL tax benefits against cash considerations. The Company has been accepted under this program and has been issued tax transfer certificates which will, upon liquidation, result in a cash benefit in the amount stated.


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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at March 31, 2000:

              Equipment                      $       151,635
              Furniture and fixtures                  64,184
              Leasehold improvements                  45,770
                                             --------------
                                                     261,589
              Less accumulated depreciation          153,910
                                               --------------
                                        Total $      107,679
                                                ==============

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at March 31, 2000:

              Accounts payable                $       141,263

              Accrued interest                        306,314

              Accrued commissions                      25,385

              Accrued salaries and
                  professional fees                   193,480

              Miscellaneous accruals                   68,722
                                                  =============

                                    Total      $       735,164
                                                  =============

LOANS AND NOTES PAYABLE

     At March 31, 2000, Magnitude, Inc. and the Company had borrowings under short term loan agreements with the following terms and conditions:

     On December 4, 1996,  Magnitude,  Inc.  repurchased  the  equivalent  of                          $    75,000
     144,192  shares of its common stock and retired same against  issuance of a promissory  note  maturing  twelve  months thereafter  accruing interest at 5% per annum and due  December 4, 1998.  This note is overdue at
     September 30, 1999 and no demand for payment has been made through today's date.

     Private  Placement  Offering:  During  February  through June 1995,  an                             1,475,000
     underwriter  acting as placement  agent,  on behalf of Magnitude,  Inc., in a private  placement  offering,  placed an aggregate 16 units, each consisting of a $100,000,  12% promissory  note and 10,000 shares of
     Magnitude,  Inc.'s common stock.  The promissory notes were originally due on the earlier of 12 months from their  issuance or the  completion of a public or private  financing of either debt or equity  securities of
     Magnitude,  Inc., and were  subsequently  extended for an additional 6 months, and further by an additional.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

         LOANS AND NOTES PAYABLE  continued

         nine months. In May 1997 a restructuring agreement caused $1,075,000 of these notes to be extended and modified to, among other, mature by April 30, 2000. Two such notes, however, totaling $200,000 were extended and modified to, among other, mature on dates ranging from October 1, 1998 through April 30, 2000. The total amount of notes outstanding at March 31, 2000 was $1,475,000.

         Discounted  present value of a non-interest  bearing $70,000  settlement with a former investor            33,529
         of  Magnitude,  Inc.  to be paid in  monthly  payments  commencing  July 1, 1997.  The  imputed interest rate used to discount the note is 8% per annum.
                                                                                                                   162,463
         Promissory note issued to a member of the board of directors of the Company,  carrying interest at 12% p.a.  and  maturing  July 2000,  convertible  at the  holder'soption  into shares of the common  stock of the  Company at the rate of $0.50 per share.  The note was originally issued for $200,000 with $37,537 since repaid.
                                                                                                               --------------


                  Total                                                                                     $     1,745,992
                                                                                                               ==============

LONG-TERM DEBT

        Pursuant to the  February 2, 1998,  Agreement  and Plan of Merger with Rolina  Corporation  (see
        "Background")  the Company had issued  155,556  shares (the "Shares") of its common stock to the    $      374,890
        principal of Rolina  Corporation  who  currently  serves as the  Company's  President  and Chief
        Executive Officer,  and had issued a Put Option for such Shares at a price of $2.41 per share in accordance with the provisions contained therein,  with notice for exercise eligible to be given at any time after  February  1, 2000,  and before  5:00 p.m.  on the 90th day  thereafter.  This current  liability was converted  into a promissory  note maturing  March 31, 2002, and carrying interest at the rate of 7% per year payable  monthly.  The note includes an option to the holder for conversion of the  outstanding  principal  into shares of the Company's  common stock at the rate of $0.50 per share.



  INCOME TAXES

       At December 31, 1999, the Company had net operating loss carry forwards approximating $11,300,000 which expire between the years 2008 and 2013 and are subject to certain annual limitations.

  The Company's total deferred tax asset and valuation allowance at December 31, 1999 are as follows:
            Total deferred tax asset                                                                          $       4,240,000
            Less valuation allowance                                                                                  4,240,000
            Net deferred tax asset                                                                            $               -
                                                                                                                 ================

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



COMMITMENTS AND CONTINGENCIES

   Lease Agreements
     Magnitude, Inc. leases its administrative offices pursuant to a lease agreement dated December 9, 1998. Such lease commences December 16, 1998 and expires on December 31, 2001 and requires monthly payments of $3,700 from December 16, 1998 to October 31, 1999 and $3,250 from November 1, 1999 to December 31, 2001.

     On March 15, 2000, the Company entered into a lease agreement for office space. Such lease commences April 15, 2000 and expires on March 31, 2005 and requires monthly payments of $6,500 from April 15, 2000 through March 31, 2002; of $6,695 thereafter through March 31, 2003; of $6,896 thereafter through March 31, 2004; and of $7,103 thereafter through March 31, 2005.


RELATED PARTY TRANSACTIONS

      In January 2000, the Chairman of the Board of Directors resigned. In connection with his resignation, $350,000 of the $900,000 principal amount cumulative preferred shares held by him were exchanged for 700,000 shares of common stock of the Company. The remaining principal balance of $550,000 along with a promissory note totaling $351,060 were exchanged for a $900,000 principal amount of a new series of convertible preferred shares which have rights of 7% per annum dividend payments to be made monthly. In connection with a termination agreement dated January 28, 2000 a restrictive covenant and confidentiality agreement was executed whereby the Company agreed to pay this individual a monthly fee in the amount of $5,555 over the 36 month term of that agreement along with this individual's health and term life insurance for an 18 month period.

      On March 31, 2000, the Company and its President and Chief Executive Officer agreed to convert a current liability payable to him in the amount of $374,890 into a convertible promissory note maturing March 31, 2002 (see "Long-term Liabilities").


CHANGES IN KEY PERSONNEL

      In February 2000, Steven D. Rudnik was appointed Chairman of the Board of Directors and Joseph J. Tomasek was elected as a director. Mr. Tomasek also serves as the Company's general counsel. In April 2000, Paul Chernis resigned as a director from the Board.


SUBSEQUENT EVENTS

      On April 30, 2000, the Company retired an aggregate $1,050,000 current notes payable by a combination of partial repayment and conversion of the balance into common stock and convertible preferred stock (see "Management Discussion and Analysis").

      Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

         For the quarter ended March 31, 2000, the Company had gross revenues of $100,022 compared to $44,507 for the same period in 1999, all such revenues generated by the Company's wholly owned subsidiary Magnitude, Inc. from the licensing of the Company's proprietary ErgoManager(TM) software. As in prior periods, these revenues were largely composed of smaller orders for initial pilot projects. Significantly, however, they also include a first order from a Government agency to equip an entire department with the Company's ergonomic software.

         Gross profits amounted to $59,088 for a 59% gross margin. Gross profits are burdened with a fixed charge for amortization of software investments. Software assets underlying the Company's products are being amortized on a straight line over 10 years, resulting in a level charge of approximately $12,000 per month to cost-of-goods-sold. Owing to the fact that variable cost-of-goods-sold expenses are in the vicinity of only 5%, the gross margin is expected to further increase as revenues grow. After deducting selling expenses and general and administrative expenses of $749,106 the Company realized an operating loss of $690,018 (compared to an operating loss of $585,815 for the first quarter in 1999). Non-operating expenses, after taking into account $17,222 income from royalties totaled $93,479 and include $65,113 net interest expense and a $44,466 non-recurring charge for amortization of debt discount. The net result for the quarter was a loss of $783,497 or $0.06 per share, compared to a loss of $587,662 or $0.08 per share for the same period last year.

         The operating results for the first three months of the fiscal year are indicative of the present status of Magnitude as a company in transition, with new products being introduced into emerging markets. The Company is undertaking pioneering efforts in educating future customers and the business community at large about the merits of a pro-active stance in dealing with the growing level of health risks and potential liabilities associated with repetitive stress injuries in the computer workplace environment. Management believes that these efforts are justified by the potential rewards accruing from this "First to Market" approach which should lead to a strong competitive advantage and a sizable market share during the years to come.

         The significant improvement in the Company's balance sheet and working capital position effected during the first quarter will make it possible to invest in a more comprehensive marketing campaign with the goal of accelerating the education of potential clients. This task will become easier for the Company as the general public becomes aware of the risks associated with poor posture and work habits in the computerized work environment, and as the burden of informing the public is taken up by certain State and Federal agencies in the course of public discussion in connection with current proposals by OSHA. This process, however, takes time and while management is confident of the ultimate success of its strategy it is not in a position to predict the timing with any degree of certainty. In addition, marketing efforts must take into account the relatively long sales cycles typical for products such as those offered by the Company. Software that has the potential of affecting a company's operations especially where it impacts the utilization of human resources is subject to a possibly larger degree of test, scrutiny, and committee decision making than most other software products. Management therefore expects longer sales cycles which may extend the transition period until a break-even sales volume is achieved.

         As part of its overall marketing strategy, the Company negotiated several joint venture-, joint marketing-, and distribution agreements with, among others, AON Ergonomic Services (a division of insurance industry leader AON Corporation), The Speech Centre Training Group (U.K.) , CapitalReps (organization specializing in sales of computer products to the federal government). In January 2000, Anderson Consulting LLP and the Company entered into an agreement whereby Anderson will include the Company's products in their prestigious "Ideas Exchange" showcase. This agreement is of special significance because it will introduce the Company to a potentially large audience of key corporate clients. In order to take advantage of the wide reach of the Internet, the Company just completed a distribution agreement with a key e-commerce marketer - Big Planet Inc., whereby Big Planet will offer the Company's products directly to Internet users and through its vast network of independent distributors.


Liquidity and Capital Resources

         During the quarter, new equity investments through private placements with accredited investors accompanied by the conversion of larger amounts of debt into equity significantly improved the balance sheet of the Company and put the Company on a more solid financial footing so that, at March 31, 2000, stockholders' equity totaled positive $655,223 compared to a deficit in excess of $2.2 Million at the end of the previous fiscal year. During the same time, the working capital deficit was reduced from $3,541,257 to $299,658, a relative improvement in excess of $3.2 Million.

         In February, the Company had obtained a firm commitment from a previous investor to act as placement agent for a capital raising effort to obtain new equity capital of $3 Million through private placement subscriptions by accredited investors. By March 31, 2000, the Company had received a total of $2 Million under this program. The remaining $1 Million is expected to be received during the second quarter this year. In addition, the Company received a further $200,000 from equity placements with other investors.

         Parallel to attracting new capital in the form of equity investments, the Company between January 1, 2000 and March 31, 2000 has converted an aggregate of $1,510,795 short-term debt into equity and restructured $374,890 short-term liabilities into long-term convertible debt. Since then, a further $711,500 of the remaining short-term debt was converted into equity which is not yet reflected in the financial statements included herein.

         These financing transactions more than offset the negative cash flow from operations of approximately $825,000 during the quarter, primarily as a consequence of losses incurred due to the absence of sufficient revenues, and resulted in a cash position in excess of $ 1.4 Million at the end of the quarter. The Company has no bank debt.

         Management  believes  that  these  capital   transactions  provide  for
adequate liquidity and financial resources sufficient to fund present and anticipated future operations during the current fiscal year.

PART  II  -  OTHER INFORMATION

Item 1   LEGAL PROCEEDINGS

The Company is not a party in any legal proceedings.


Item 2   CHANGES IN SECURITIES

c)   Issuance of unregistered Securities

During the first quarter of 2000 and through May 8, 2000, the Company issued the following unregistered securities:

         (i) 118,000 shares of Common Stock to the principals of two privately held companies, Internet Ergonomic Technologies, Inc. and Cornell Ergonomics, Inc., purchased by the Company in January 2000, which companies owned certain software assets which have been made part of and integrated into the Company's proprietary ErgoManager(TM) software system

          (ii) 81,383 shares of Common Stock to three outside consultants and suppliers for services rendered;

         (iii) 14,445 shares of Common Stock to a director and shareholder of the Company pursuant to a 1997 transaction approved by the Board of Directors of the Company;

(iv) 16,854 shares of Common Stock to an employee in lieu of salary, for services rendered;

         (v) 100,000 shares to an officer of the Company pursuant to the terms of his employment agreement;

         (vi) 2,380,000 shares of Common Stock pursuant to the conversion of an aggregate $1,190,000 in convertible promissory notes, issued in reliance upon exemptions provided under Section 4(2) of the Securities Act;

         (vii) 160,000 shares of Common Stock to seven private investors who had previously subscribed for certain convertible debt, such shares issued pursuant to the terms of the pertinent subscription agreement, and in reliance upon exemptions provided under Section 4(2) of the Securities Act;

         (viii) 400,000 shares of Common Stock to two individual investors pursuant to private placement subscriptions under Section 4(2) of the Securities Act,which resulted in the receipt by the Company of $200,000 in cash;

          (ix) 500,000 shares of Common Stock to three individual foreign investors pursuant to private placement subscriptions under Section 4 (2) of the Securities Act, which resulted in the receipt by the Company of $250,000 in cash;

         (x) 194,440 shares of Series B Senior Convertible Preferred Stock to five individual foreign investors pursuant to private placement subscriptions under Section 4 (2) of the Securities Act, which resulted in the receipt by the Company of $1,750,000 in cash, whereby such shares, among other things, have the following rights and privileges: (i) 7% annual preferential dividend, payable semi-annually, (ii) conversion at the holders' option into shares of Common Stock at a conversion rate equivalent to $0.90 per share, and (iii) callable by the Company under certain terms and conditions;

         (xi) 100,000 shares of Series C Senior Convertible Preferred Stock to the former chairman of the Company pursuant to the terms of a Resignation Agreement entered into between the Company and this individual, whereby such shares, among other things, have the following rights and privileges: (i) 7% annual preferential dividend, payable monthly, (ii) conversion at the holders' option into 1,000,000 shares of Common, and (iii) callable by the Company under certain terms and conditions.


Item 3   DEFAULTS ON SENIOR SECURITIES    -  None
         -----------------------------


Item 4   SUBMISSION OF MATTERS TO A VOTE OF
         SECURITIES' HOLDERS

         In a meeting on March 10, 2000, the Board of Directors of the Company approved a resolution by which the date of the Annual Meeting of Stockholders of the Company has bee set for May 18, 2000, with March 31, 2000, the date of record of stockholders entitled to vote at the meeting. A copy of the proxy statement mailed to all stockholders of record as of March 31, 2000 is attached hereto as Exhibit 22.

Item 5   OTHER INFORMATION      -  None


Item 6   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit (3)(i) - Articles of Incorporation and Amendments thereto, incorporated herein by reference to Exhibits of previous filings with the Commission.

                  Exhibit (3)(ii) - By-laws of the Company,  incorporated herein
                  by  reference  to  Exhibits  of  previous   filings  with  the
                  Commission.

                  Exhibit (4) - Instruments defining the Rights of Holders - On January 31, 2000, the Company filed amendments to its Certificate of Incorporation, designating from its "blank check" preferred stock pool 300,000 shares as Series A Senior Convertible Preferred Stock, par value $0.001; 350,000 shares as Series B Senior Convertible Preferred Stock, par value $0.001; and 120,000 shares as Series C Senior Convertible Preferred Stock, par value $0.001. A copy of the designations has been attached to the Company's report on Form 10-KSB for the year ended December 31, 1999, as Exhibits 4.1, 4.2, 4.3, which exhibits are included herein by reference.

                  Exhibit (22) - Notice of Annual Meeting dated April 21, 2000, and Proxy Statement - attached hereto.

                  Exhibit (27) - Financial Data Schedule -  attached hereto.

         (b)   Reports on Form 8-K:   -   None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   MAGNITUDE INFORMATION SYSTEMS, INC.




Date:   May 12, 2000             By: _/s/ Steven D. Rudnik_____
                                     -----------------------------
                                          Steven D. Rudnik
                                          President and Chief Executive Officer

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                                   EXHIBIT 22
                  Notice of Annual Meeting and Proxy Statement






To Our Shareholders


      This is an exciting and dynamic time for Magnitude. Our marketplace is poised for extraordinary growth and we have focused our efforts and resources to position us to capture the lion's share of this new market.

      Our solutions are in place, our team is in place and we are committed to you, our partners.

      This year we worked on sharpening and evolving our solutions to better target our short-term and long-term markets and goals. We have:

o completed the expansion of our core software product, the ErgoManager(TM) software system - this solution is market tested and ready.
o developed strategic partnerships with several potential resellers and influencers - creating the demand and channel for bringing our solution to market.
o introduced key prospective clients to the ErgoManager(TM) product - with many thousands of ErgoManager(TM) seats up and running world-wide.
o restructured the company's balance sheet and have secured a substantial amount of new equity capital to finance ongoing marketing, sales and development efforts -- to give Magnitude the lead in our market and keep us there.
o developed several valuable and proprietary new software products related to Internet and e-Commerce usage - two important growth markets.

We have set the stage to realize our goal of building a strong technology and "solution" based business that creates substantial value for shareholders for years to come.

We have carefully included our clients and partners in our development efforts, listening to their needs and objectives. During the past year, we have started more than 100 pilot programs, many of which are at Fortune 1000 corporations and major government agencies.

Over 4,000 licenses are presently being used in these pilot programs -- our clients are reporting results that exceed their expectations.

Early in our development effort, our clients shared the positive impact on productivity they attributed to smart ergonomics as measured by our products. And our ErgoManager(TM) is the first suite of software solutions that help businesses increase productivity by reducing employee fatigue and improving their comfort while at the same time mitigating the health risks of repetitive stress. This win-win combination of improved productivity and health benefits is being realized by increasing numbers of pilot program customers. And for this reason, many of these companies have already started deploying our software on a broader scale throughout their organizations.

In 2000, we are looking forward to very promising year. We have strengthened our management team and added to our growing list of substantial partners. We have expanded our relationship with Aon and entered into a highly coveted co-partnering agreement with Andersen Consulting after a lengthy and thorough evaluation of iur products and company. Early last year we identified a vast marketplace of potential buyers who can significantly benefit from our products, in various U.S. Government departments and agencies. A recently finalized General Services Administration (GSA) contract will lower the barriers in selling to the Government. To help us achieve our goals in this area we retained the services of a specialized marketing organization based in Washington D.C.

We have brought our financial house in order. During the latter part of 1999 and, especially, during the first Quarter 2000, our efforts to retain our shareholders' and investors' confidence in the Company's future have resulted in a significant improvement of our balance sheet. Since January 2000 we have received new equity capital in excess of $2 Million and commitments for a further $1 Million, and we are in the process of converting debt exceeding $2 Million in the aggregate, into equity.

During the past year we have received our first patent which will protect the valuable intellectual property underlying our core ergonomic product technologies. We have other applications pending with the US Patent and Trademark office and will continue to protect our proprietary and valuable technology assets.

We have relentlessly, systematically and methodically moved our business strategy forward as we bring our Ergonomic Software solutions to market. We have laid the needed infrastructure to secure a "first to market" position and the lion share of the new markets to come. Our investment in R&D will continually keep us two steps ahead of the competitors that will surely follow our lead into this market.

We firmly believe that we have created the foundation for a successful and profitable future for Magnitude. We could not have done so without the contribution and support of you, our shareholders. For that, I wish to express our gratitude.



                                                     Steven D. Rudnik
                                                     Chairman, President and
                                                     Chief Executive Officer
                                                     April 21, 2000

                       MAGNITUDE INFORMATION SYSTEMS, INC.
                                  401 Route 24
                            Chester, New Jersey 07930
       - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                    NOTICE OF ANNUAL MEETING OF STOCKHOLDERS
 -     - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

TIME . . . . . . . . . . . . . .   10:00 a.m. eastern time, May  18, 2000

PLACE. . . . . . . . . . . . . .    Newark Airport Marriott Hotel
                                    Newark International Airport
                                    Newark, New Jersey

ITEMS OF BUSINESS. . . . . . (1) To vote on the nominees for election to the
                                 Board of Directors, whose terms are described in the proxy statement.

                             (2) To approve an amendment to the certificate
                                 of incorporation to increase the number of authorized common shares from 30,000,000 to 100,000,000.

                             (3) To approve and ratify the adoption of the
                                 Company's 2000 Stock Incentive Plan.

                             (4) To  ratify  the appointment of Rosenberg  Rich
                                 Baker  Berman & Company as independent
                                 auditors of the Company for the fiscal year ending December 31, 2000.

                              (5) To transact such other business as may
                                  properly come before the meeting or any
                                  adjournment or postponement thereof.

         The foregoing items of business are more fully described in the Proxy Statement accompanying this Notice. Only stockholders of record at the close of business on March 31, 2000 are entitled to notice of and to vote at the meeting or any adjournment or postponement thereof. A copy of the Company's 1999 Annual Report on Form 10-KSB, which is not a part of the proxy soliciting material, is enclosed. Whether or not you expect to attend the meeting, please complete, date, sign and promptly return the accompanying proxy in the enclosed postage-paid envelope so that your shares may be represented at the meeting.

                                          By Order of the Board of Directors

                                          -----------------------------
                                          Joerg H. Klaube, Secretary and
                                          Chief Financial Officer

                       MAGNITUDE INFORMATION SYSTEMS, INC.

                  Annual Meeting of Stockholders - May 18, 2000



           THIS PROXY IS SOLICITED ON BEHALF OF THE BOARD OF DIRECTORS

         The undersigned hereby acknowledges receipt of the notice of annual meeting of stockholders of Magnitude Information Systems, Inc., to be held at the Newark Airport Mariott Hotel, Newark International Airport, Newark, New Jersey, on May 18, 2000, beginning at 10:00 a.m., Eastern Time, and the proxy statement in connection therewith, and appoints Steven D. Rudnik, Joseph J. Tomasek and Joerg H. Klaube, or any of them as proxies, with full power of substitution, to vote as directed all shares of common stock of Magnitude Information Systems, Inc. standing in the name of the undersigned, or with respect to which the undersigned is entitled to vote and act, at the meeting and at any adjournment thereof. If this card contains no specific voting instructions, this proxy will be voted FOR the election of the director nominees in item 1, and FOR the Directors' proposals in items 2, 3, and 4. This proxy authorizes each of the persons named above to vote at his or her discretion on any other matter that may properly come before the meeting or any adjournment thereof.


1.  ELECTION OF DIRECTORS--The Board of Directors recommends a vote "FOR"
     /  /  FOR all nominees listed below    /  /   WITHHOLD AUTHORITY
    (except as marked to the contrary below)      to vote for the nominees
                                                  listed below

    Nominees:  Steven D. Rudnik, John C. Duncan, Joseph J. Tomasek,
               Ivano Angelastri, Steven L. Gray
    (Instruction: To withhold authority to vote any individual nominee, write that nominee's name on the line provided below.)

    ---------------------------------------------------------------------------

2. DIRECTORS' PROPOSAL--To Approve an Amendment to the Certificate of Incorporation to Increase Authorized Common Stock from 30,000,000 Shares to 100,000,000 Shares.
      /     /  FOR              /    /   AGAINST           /    /   ABSTAIN

3. DIRECTORS' PROPOSAL--To Approve and Ratify the Adoption of the Company's 2000 Stock Incentive Plan.
      /     /   FOR             /    /   AGAINST           /     /   ABSTAIN

4. DIRECTORS' PROPOSAL--To Ratify the Appointment of Rosenberg Rich Baker Berman & Company as Independent Auditors of the Company for the Fiscal Year Ending December 31, 2000.
      /     /   FOR             /    /   AGAINST           /     /   ABSTAIN

The undersigned hereby revokes any proxy heretofore given to vote or act with respect to the common stock of Magnitude Information Systems, Inc. and hereby ratifies and confirms all that the proxies, their substitutes, or any of them may lawfully do by virtue hereof. If more than one of the proxies named shall be present in person or by substitute at the meeting or at any adjournment thereof, the majority of the proxies so present and voting, either in person or by substitute, shall exercise all of the powers hereby given.

Please date, sign and mail this proxy in the enclosed envelope.
No postage is required.            Date __________________________, 2000

                                    ------------------------------------
                                        Signature of Stockholder

                                    ------------------------------------
                                         Signature of Stockholder

                           Please sign exactly as name or names appear on this proxy. Where there is more than one owner,
                           each should sign.   When signing as attorney,
                           executor, administrator, trustee, custodian, guardian or corporation officer, give full title. If more than one trustee, all should sign.
                           Votes  MUST be indicated (x) in Black or Blue Ink.

                                 PROXY STATEMENT

                                TABLE OF CONTENTS
 - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
                                                                         Page

PROXY STATEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  3
         Proxies and Voting Procedures  . . . . . . . . . . . . . . . . .  4
         Stockholders Entitled to Vote  . . . . . . . . . . . . . . . . .  4
         Required Vote . . . . . . .  . . . . . . . . . . . . . . . . . .  4
         Cost of Proxy Solicitations  . . . . . . . . . . . . . . . . . .  4
         Stockholder Communications . . . . . . . . . . . . . . . . . . .  5
Stockholder Account Maintenance . . . . . . . . . . . . . . . . . . . . .  5

GOVERNANCE OF THE COMPANY . . . . . . . . . . . . . . . . . . . . . . . .  6
         Committees of the Board of Directors . . . . . . . . . . . . . .  6
Compensation of  Directors  . . . . . . . . . . . . . . . . . . . . . . .  6
Relationship with Independent Public Accountants  . . . . . . . . . . . .  6

PROPOSAL 1:  ELECTION OF BOARD OF DIRECTORS   . . . . . . . . . . . . . .  6
         Share Ownership of Management, Directors and Nominees  . . . . .  8

PROPOSAL 2:  APPROVAL OF AMENDMENT TO CERTIFICATE OF
                     INCORPORATION TO INCREASE AUTHORIZED
                     COMMON  STOCK . . . . . . . . . . . . . . . .. . . . 10

PROPOSAL 3:  APPROVAL OF THE ADOPTION OF THE COMPANY'S
                     2000 INCENTIVE STOCK PLAN . . . . . . . . . . . . .  11
         Purpose of the Proposal . . . . . . . . . . . . . . . . . . . .  11
         General . . . . . . . . . . . . . . . . . . . . . . . . . . . .  11
         Purpose of the Plan . . . . . . . . . . . . . . . . . . . . . .  12
         Administration of the Plan  . . . . . . . . . . . . . . . . . .  12
         Eligibility to Receive Awards . . . . . . . . . . . . . . . . .  12
         Options . . . . . . . . . . . . . . . . . . . . . . . . . . . .  12
    Stock Grants and Stock Purchase Rights . . . . . . . . . . . . . . .  13
         Stock Appreciation Rights . . . . . . . . . . . . . . . . . . .  13
         Transferability of Awards . . . . . . . . . . . . . . . . . . .  14
         Certain U.S. Federal Income Tax Consequences  . . . . . . . . .  14
         Amendment and Termination of the Plan  . . . . . . . . .. . . .  15

PROPOSAL 4:  RATIFICATION OF THE APPOINTMENT OF
                     ROSENBERG RICH BAKER BERMAN & COMPANY
                     AS INDEPENDENT AUDITORS OF THE COMPANY
                     FOR THE FISCAL YEAR ENDING DECEMBER 31, 2000  . . .  16

STOCKHOLDER PROPOSALS  . . . . . . . . . . . . . . . . . . . . . . . . .  16

OTHER MATTERS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
EXHIBIT A:  MAGNITUDE INFORMATION SYSTEMS, INC.
                  2000 STOCK INCENTIVE PLAN  . . . . . . . . . . . . . .  18

                                 PROXY STATEMENT
     - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

         We are providing these proxy materials in connection with the solicitation by the Board of Directors of Magnitude Information Systems, Inc., (the "Company") of proxies to be voted at the Company's 2000 Annual Meeting of Shareholders and at any meeting following adjournment thereof.

         You are cordially invited to attend the annual meeting on May 18, 2000 beginning at 10:00 a.m. E.D.T. Stockholders will be admitted beginning at 9:30 a.m. E.D.T. The meeting will be held at the Newark Airport Marriott Hotel, Newark International
      Airport,  Newark, New Jersey.

         You will need a proxy card to enter the meeting. If you are a stockholder of record the proxy card will have been sent to you. If your shares are held by your broker in street name, you will need to obtain your proxy card from your broker. If you plan to attend the meeting in person, please retain the proxy card.

         We are mailing this proxy statement and accompanying forms of proxy and voting instructions to holders of the Company's common stock on March 31, 2000.

      PROXIES AND VOTING PROCEDURES

         YOUR VOTE IS IMPORTANT. Because many Stockholders cannot attend the meeting in person, it is necessary that a large number be represented by proxy. Most Stockholders will cast their votes by completing a proxy card and mailing it in the postage-paid envelope provided.

         You can revoke your proxy at any time before it is exercised by timely delivery of a properly executed, later-dated proxy or by voting by ballot at the meeting. By providing your voting instructions promptly, you may save the Company the expense of a second mailing.

         The method by which you vote will in no way limit your right to vote at the meeting if you later decide to attend in person. If your shares are held in the name of a bank, broker or other holder of record, you must obtain a proxy, executed in your favor, from the holder of record, to be able to vote at the meeting.

         All shares entitled to vote and represented by properly completed proxies received prior to the meeting and not revoked will be voted at the meeting in accordance with your instructions. IF YOU DO NOT INDICATE HOW YOUR SHARES SHOULD BE VOTED ON A MATTER, THE SHARES REPRESENTED BY YOUR PROPERLY COMPLETED PROXY WILL BE VOTED AS THE BOARD OF DIRECTORS RECOMMENDS.

         If any other matters are properly presented at the annual meeting for consideration, including, among other things, consideration of a motion to adjourn the meeting to another time or place, the persons named as proxies and acting thereunder will have discretion to vote on those matters according to their best judgment to the same extent as the person delivering the proxy would be entitled to vote. At the date this proxy statement went to press, we did not anticipate that any other matters would be raised at the meeting.

      STOCKHOLDERS ENTITLED TO VOTE

         Stockholders at the close of business on the record date are entitled to notice of and to vote at the annual meeting.

         On March 31, 2000, there were 14,591,980 shares of common stock outstanding. Each share is entitled to one vote on each matter properly brought before the meeting.

         In accordance with Delaware law, a list of Stockholders entitled to vote at the meeting will be available at the location of the Annual Meeting on May 18, 2000, and for 10 days prior to the meeting, between the hours of 9:00 a.m. E.D.T. and 4:00 p.m.
      at the Company's offices.

      REQUIRED VOTE

         The presence, in person or by proxy, of the holders of a majority of the shares entitled to vote generally for the election of Directors is necessary to constitute a quorum at the meeting. Abstentions and broker "non-votes" are counted as present and entitled to vote for purposes of determining a quorum. A broker "non-vote" occurs when a nominee holding shares for a beneficial owner does not vote on a particular proposal because the nominee does not have discretionary voting power with respect to that item and has not received instructions from the beneficial owner.

         A plurality of the votes duly cast is required for the election of each Director. Abstentions and broker "non-votes" are not counted for purposes of the election of a Director.

         The affirmative vote of the holders of a majority of the outstanding common shares entitled to vote is required to approve the Directors' proposal to increase the number of authorized common shares, to ratify and approve the adoption of the Company's 2000 Stock Incentive Plan and to ratify the appointment of Rosenberg Rich Baker Berman & Company as the Company's independent auditors for the fiscal year ending December 31, 2000.

      COST OF PROXY SOLICITATION

         The Company will pay the cost of soliciting proxies. Proxies may be solicited on behalf of the Company by Directors, officers or employees of the Company in person or by telephone, facsimile or other electronic means. We estimate the cost of preparing and mailing this Proxy Statement to all stockholders of record and to brokerage firms who hold our shares in street name to be approximately $5,000.

         In accordance with the regulations of the Securities and Exchange Commission, the Company will also reimburse brokerage firms and other custodians, nominees and fiduciaries for their expenses incurred in sending proxies and proxy materials to beneficial owners of Company stock.

      STOCKHOLDER COMMUNICATIONS

         As a stockholder, your comments pertaining to any aspect of Company business are welcome. Space is provided for this purpose on the proxy card given to Stockholders of record. Although stockholder comments are not answered on an individual basis, they do assist us in understanding the concerns of Stockholders.

      STOCKHOLDER ACCOUNT MAINTENANCE

        Our transfer agent is Securities Transfer Corporation, 16910 Dallas Parkway, Dallas, Texas 75248, telephone: 972-447-9890. All communications concerning accounts of Stockholders of record, including address changes, name changes, inquiries as to requirements to transfer Company stock and similar issues can be handled by calling our transfer agent.

                            GOVERNANCE OF THE COMPANY

           ----------------------------------------------------------

      Pursuant to the Delaware General Corporation Law and the Company's by-laws, THE COMPANY' business, property and affairs are managed under the direction of the Board of Directors. Members of the Board are kept informed of the Company's business through discussions with the Chairman and officers, by reviewing materials provided to them and by participating in meetings of the Board.

         During fiscal 1999, the Board held 20 meetings. The average attendance in the aggregate of the total number of Board meetings was 5.


COMMITTEES OF THE BOARD OF DIRECTORS

         During fiscal 1999, the Board of Directors had no committees.

Under the by-laws, nominations for Director may be made only by the Board.

COMPENSATION OF DIRECTORS

         Each non-employee Director received an option to purchase 40,000 shares of the Company common stock.. The exercise price per share under the options granted during 1998 and 1999 was $1.00. Options generally vested in annual successive 25% tranches beginning on the first anniversary date of grant.

RELATIONSHIP WITH INDEPENDENT PUBLIC ACCOUNTANTS

         Upon review of its work product and in recognition of its high quality of professional services rendered, the Board has reappointed Rosenberg Rich Baker Berman & Company the independent public accounting firm to audit our financial statements for the fiscal year beginning January 1, 2000.

         Representatives of Rosenberg Rich Baker Berman & Company will be present at the meeting. They will be given the opportunity to make a statement if they desire to do so, and they will be available to respond to appropriate questions.

                                   PROPOSAL 1

                         ELECTION OF BOARD OF DIRECTORS
 - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -

         The Board of Directors is currently comprised of five (5) members whose terms expire at the Annual Meeting.


         We have  nominated  Steven D. Rudnik,  John C. Duncan,
  Joseph J. Tomasek, Ivano Angelastri and Steven L. Gray for one-year terms that will expire at our next annual meeting in the year 2001. You can find the principal occupations and other information about these nominees below.

         The persons named in the proxy card intend to vote such proxy for the election of all the nominees unless you indicate that your vote should be withheld. They will not vote for additional directors. If elected, the nominees will continue in office until their successors have been duly elected and qualified, or until the earlier of their death, resignation or retirement. We expect all nominees to be able to serve if elected.

         The Board of Directors may, following the annual meeting, increase the size of the Board and fill any resulting vacancy or vacancies. If the Board of Directors increases the size of the Board and elects a new Director to fill the resulting vacancy, the new Director must stand for election at the next year's annual meeting.

  NOMINEES

         Steven D. Rudnik , Age 40 - President, CEO, and Director. Mr. Rudnik joined the Company in February 1998 with the acquisition of Rolina Corporation, co-founded by Mr. Rudnik in 1996, and was appointed President and Chief Executive Officer, and elected to the Board, in January 1999. Mr. Rudnik has extensive experience in software product development and an operational background in software companies extending over the past 20 years. In 1983, Mr. Rudnik joined Randall-Helms International, Inc. Over the next 13 years, he conceived and developed four independent families of stock market modeling software products aimed at the worldwide Institutional Investor market. Over this time, these product families generated over $25 million in sales, to more than 400 clients in 23 countries. Mr. Rudnik was Executive VP Development and Partner at the time Randall-Helms was sold in 1995.

          John C. Duncan , Age 42 - Executive Vice President. Until January 1999, Mr. Duncan was the Director of the Department of Industrial Relations
(DIR) of the State of California. In that capacity he was the principal advisor to Governor Pete Wilson on labor and employment issues and served in his cabinet. Mr. Duncan was instrumental in California becoming the first state to enact ergonomic regulations to help protect workers from repetitive stress injuries. As Director of the California DIR, Mr. Duncan supervised the Cal/OSHA program and eleven other divisions of the State government, including the Labor Commissioner's Office and the Division of Workers Compensation. He was responsible for the supervision of 3,000 State employees and an annual budget of $220 Million.

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

         Ivano Angelastri, age 37 years, is a resident of Zurich, Switzerland. Mr. Angelastri has served as Managing Director of T&T Capital Trading, a securities brokerage firm located in Zug, Switzerland, since January, 1999, offering to select and institutional clients financial advisory and portfolio management services. Prior to his current position, Mr. Angelastri served as Managing Director of Megan Services where he also performed financial advisory and portfolio management services.

         Steven L. Gray, age 51 years, is a resident of Venice, Florida. For the past 3-1/2 years, Mr. Gray has served as the President and is a shareholder of a private Florida corporation engaged in the retail distribution of nutritional products. This corporation has a customer base in nine countries. Prior to that time, Mr. Gray ran his own real estate development company, specializing in the design and construction of multi-family housing.

 THE BOARD OF DIRECTORS RECOMMENDS A VOTE FOR STEVEN D. RUDNIK, JOHN C. DUNCAN, JOSEPH J. TOMASEK, IVANO ANGELASTRI AND STEVEN L. GRAY FOR ELECTION AS DIRECTORS.

 - - - -- - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - - -
              SHARE OWNERSHIP OF MANAGEMENT, DIRECTORS AND NOMINEES
 - - - - - - - - - - - - - - - - - - - - - - - - -- - - - - - - - - - - -

      The following table sets forth information concerning the beneficial ownership of the Company's common stock as of March 31, 2000, for: (a) each Director and the nominee for Director; (b) each officer, including all executive officers who are not also Directors; and (c) the Directors and officers as a group. Except as otherwise noted, the named individual or family members had sole voting and investment power with respect to such securities.

Title      Name and Address of       Amount and Nature of          Percent
of Class    Beneficial Owner          Beneficial Ownership (1)     of Class
--------  ----------------          ------------------------       --------
Common     Steven D. Rudnik              2, 302,778 (2)              13.98%
Stock         President, Chief Executive
              Officer and Director
           John C. Duncan                   210,000 (3)               1.42%
              Senior Vice President
              and Director
           Joerg H. Klaube                  100,100 (4)                 **
              Chief Financial Officer
           Peter J. Buscetto                 56,667 (5)                 **
              Director
           Paul Chernis                      30,000 (3)                 **
              Director
           Seymour Kroll                    618,792 (6)               4.17%
              Director
           Howard G. Siegel                 831,000 (7)               5.61%
              Vice President for
              Shareholder Relations
           Joseph J. Tomasek                 50,000 (3)                 **
              Director
                       Address of all persons above:  c/o the Company.

             All Directors and Officers   3,774,411                   21.78%
           as a Group (8 persons)

             Ivano Angelastri
                  Nominee for Director    1,050,000 (11)               6.89%
             Steven L. Gray
                  Nominee for Director      757,600 (12)               5.11%

             Michael G. Martin            1,750,000 (8)               10.91%
                 12 Tillman Ct.
                 Bridgewater, New Jersey
             Schuerch Asset Management    1,533,900 (9)               10.06%
                 Tellstrasse 21, St.Gallen,
                 Switzerland
             Viviana Partners, L.P.       1,260,000 (10)               8.40%
                 1 Sansome Str.,
                 San Francisco, CA

** less than 1%
----------------------------
     (1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock which such person has the right to acquire within 60 days of March 28, 2000. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.
     (2) Includes deferred compensation of 150,000 shares, options to acquire 1,325,000 shares and conversion rights for appr. 750,000 shares.

     (3) Represents options to acquire the same number of shares; Mr. Chernis resigned as a Director of the Company on April 17, 2000.
     (4) Includes options to acquire 100,000 shares.
     (5) Includes 22,222 shares held by an affiliate and options to acquire 20,000 shares.
     (6) Includes options to acquire 129,866 shares and conversion rights for approx. 325,000 Shares.
     (7)  Includes warrants for 424,000 shares.
     (8) Includes options for 750,000 shares and preferred stock convertible into 1,000,000 shares; Mr. Martin resigned as a Director and Officer of the Company on January 28, 2000.
       (9)  Includes options and warrants for 1,023,900 shares.
      (10) Includes warrants for 600,000 shares.
      (11) Includes options and warrants for 650,000 shares.
      (12) Includes options and warrants for 240,000 shares.

                                   PROPOSAL 2

                   DIRECTORS' PROPOSAL TO APPROVE AN AMENDMENT
                       TO THE CERTIFICATE OF INCORPORATION
                       TO INCREASE AUTHORIZED COMMON STOCK
           ----------------------------------------------------------

          The Board of Directors believes that it is in the Company' best interest to amend the Company's certificate of incorporation to increase the number of shares of common stock the Company is authorized to issue from 30 million to 100 million.

          As of March 31, 2000, 14,591,980 of the Company's 30 million currently authorized common shares were issued and outstanding. Of the remaining authorized shares, approximately 14,909,754 were reserved for issuance in connection with outstanding warrants, stock options, convertible debt and convertible preferred stock.

         During fiscal 2000, the Company may decide to choose to offer certain accredited or institutional investors the opportunity to subscribe for and purchase additional common shares. In addition, the Company may decide to acquire a company as part of its strategy to broaden its portfolio of product offerings, to augment its technological capabilities and to expand its geographic markets and distribution channels. As part of this strategy, we may acquire additional companies for these and other business reasons. We may choose to pay for acquisitions with Company stock. The Board believes that the proposed increase in the number of authorized shares is desirable to maintain the Company's flexibility in choosing how to pay for acquisitions and other corporate actions such as equity offerings to raise capital and adoption of additional benefit plans. The Board will determine the terms of any such issuance of additional shares.

         If this proposal is approved, all or any of the authorized shares may be issued without further stockholder action (unless such approval is required by applicable law or regulatory authorities) and without first offering those shares to the stockholders for subscription. The issuance of shares otherwise than on a pro-rata basis to all stockholders would reduce the proportionate interest in the Company of each stockholder.

         We have not proposed the increase in the authorized number of shares with the intention of using the additional shares for anti-takeover purposes, although we could theoretically use the additional shares to make more difficult or to discourage an attempt to acquire control of the Company.

         If this proposal is approved, the Company will immediately file an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware, increasing our authorized Common Shares to the new number as approved by stockholders.

          THE BOARD OF DIRECTORS RECOMMENDS THAT STOCKHOLDERS VOTE FOR THIS PROPOSAL. PROXIES SOLICITED BY THE BOARD OF DIRECTORS WILL BE SO VOTED UNLESS STOCKHOLDERS SPECIFY OTHERWISE IN THEIR PROXIES.

                                   PROPOSAL 3

                 APPROVAL OF THE ADOPTION OF THE COMPANY'S 2000
                              INCENTIVE STOCK PLAN

         The Board of Directors proposes that the Company's stockholders approve the Company's 2000 Incentive Stock Plan (the "Plan"). The Plan was approved by the Board of Directors on April 21, 2000. The Plan reserves 5,000,000 Common Shares for issuance to employees, consultants, advisors and directors. The Plan is being submitted for stockholder approval in its entirety and is attached as Exhibit A to this Proxy Statement.

         We have previously issued options pursuant to the Company's 1997 Stock Option Plan and on an individual basis, outside of any stock plan. As of March 31, 2000, there are currently 795,000 stock options issued pursuant to the provisions of our 1997 Stock Option Plan and 4,134,866 stock options issued outside of any stock plan. Even with the approval of the Company's 2000 Incentive Stock Plan, represented in this Proposal 3, the Company may continue to grant stock options outside of any stock plan and is expected to do so.

 PURPOSE OF THE PROPOSAL

         In order to continue to provide key individuals with awards and incentives commensurate with their contributions and competitive with those offered by other employers, the Board of Directors determined that it was in our best interest to adopt the 2000 Stock Incentive Plan and reserve 5,000,000 of our Common Shares for distribution under its terms. Consequently, on April 21, 2000, our Board of Directors adopted the Plan, subject to approval by our stockholders. The Board of Directors believes that this Plan will increase stockholder value by further aligning the interests of key individuals with the interest of our stockholders by providing a great opportunity to benefit from stock price appreciation that generally accompanies improved financial performance.

 GENERAL

         The following summary is qualified in its entirety by reference to the Plan, a copy of which is attached to this proxy statement as Exhibit A. The Plan provides for the granting of stock options, stock appreciation rights and stock awards (collectively, "Awards") to eligible Plan participants. If the Plan is approved at the Annual Meeting by the stockholders, the maximum number of shares of the Company's common stock available for Awards under the Plan will be 5,000,000.
PURPOSE OF THE PLAN

         The Plan is intended to:

          o attract and retain the best available personnel for positions of substantial responsibility;
          o provide additional incentives to employees, directors and consultants of the Company; and
          o promote the success of the Company's business.

 ADMINISTRATION OF THE PLAN

         The Plan may be administered by the Company's Board of Directors or a committee of directors appointed by the Board of Directors (the "Committee") with respect to whether the optionee is an employee, a director or a consultant. To the extent that the Company wishes to qualify options granted under the Plan as performance-based compensation under Section 162(m) under the Internal Revenue Code of 1986, as amended (the "Code"), members of the Committee must also be "outside directors" under Section 162(m). For this discussion, the Board of Directors or Committee is generally referred to as the Committee, except where only the Board of Directors may act.

          Subject to the terms of the Plan, the Committee has the sole discretion to determine the employees, directors and consultants who shall be granted Awards, the size and types of such Awards, and the terms and conditions of such Awards.

ELIGIBILITY TO RECEIVE AWARDS

         Employees, directors and consultants of the Company are eligible to be selected to receive one or more Awards. The actual number of employees who will receive Awards under the Plan cannot be determined because eligibility for participation in the Plan is in the discretion of the Committee.

OPTIONS

         The Committee may grant non-qualified stock options, incentive stock options ("ISO") (which are entitled to favorable tax treatment), or a combination thereof. The number of shares covered by each option will be determined by the Committee but during any fiscal year of the Company, no participant may be granted options for more than 500,000 shares. However, a participant may be granted options for an additional 250,000 shares in connection with the participant's commencement of service with the Company.

         The price of the shares of the Company's common stock subject to each stock option is set by the Committee, subject to the following restrictions. The exercise price of an ISO (or a nonqualified stock option intended to be performance based compensation under Section 162(m)) cannot be less than 100% of the fair market value (on the date of grant) of the shares covered by the option. In addition, the exercise price of an ISO must be at least 110% of fair market value if (on the grant date) the participant owns stock possessing more than 10% of the total combined voting power of all classes of stock of the Company or any of its subsidiaries. Also, the aggregate fair market value of the shares (determined on the grant date) covered by ISOs which first become exercisable by any participant during any calendar year may not exceed $100,000. Any excess over this amount will be deemed a nonqualified stock option.

          Options become exercisable at the times and on the terms established by the Committee. If the Company is acquired in certain types of transactions and the acquisition and options are not assumed or substituted by the acquirer, options granted under the Plan will become fully exercisable.

STOCK GRANTS AND STOCK PURCHASE RIGHTS

         Stock grants and stock purchase rights may be issued by the Committee to eligible participants under the Plan. The Committee may make an outright grant of restricted stock to a Plan participant. In addition, the Committee may award a participant a stock purchase right. Stock purchase rights are shares of the Company's common stock that vest in accordance with terms and conditions established by the Committee. The number of shares of restricted stock granted to a participant (if any) by either a stock grant or a stock purchase right will be determined by the Committee.

         In determining  whether an Award of either a restricted  stock grant or
stock  purchase  rights  should  be  made,  and/or  the  vesting  schedule,   if
applicable, for an Award, the Committee may impose whatever conditions to vesting as it determines to be appropriate. For example, the Committee may determine to grant stock purchase rights only if performance goals established by the Committee are satisfied. Again, if stock purchase rights are not assumed or substituted by the acquirer in certain transactions, their vesting will accelerate.

STOCK APPRECIATION RIGHTS

         The Committee is authorized to issue two types of stock appreciation rights under the Plan.

         Tandem Appreciation Right. A Tandem Appreciation Right means an Appreciation Right granted in tandem with an Option Right or any similar right granted under any other plan of the Company, payable in cash or shares or a combination thereof upon the exercise of the Appreciation Right and generally provides for such payment in an amount equal to the "spread" between the market price of the Company's Common Shares on the date the Appreciation Right is exercised and the exercise price of the related Option Right.

         Free-standing Appreciation Right. A Free-standing Appreciation Right is an Appreciation Right granted under the Plan, not in tandem with a stock option or Option Right, payable in cash or shares or a combination thereof upon the exercise of the Appreciation Right and generally provides for such payment in an amount equal to the "spread" between the market price of the Company's Common Share on the date of exercise and the base exercise price.

TRANSFERABILITY OF AWARDS

         Awards granted under the Plan generally may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated, other than by will or by the applicable laws of descent and distribution.

CERTAIN U.S. FEDERAL INCOME TAX CONSEQUENCES

         The rules concerning the Federal income tax consequences with respect to Awards granted and to be granted pursuant to the Plan are quite technical.
Moreover, the applicable statutory provisions are subject to change, as are their interpretations and applications which may vary in individual circumstances. Therefore, the following is designed only to provide a general understanding of the Federal income tax consequences. In addition, the following discussion does not set forth any gift, estate, social security or state or local tax consequences that may be applicable and is limited to the U.S. federal income tax consequences to individuals who are citizens or residents of the U.S., other than those individuals who are taxed on a residence basis in a foreign country.

         Incentive Stock Options. In general, an employee will not realize taxable income upon either the grant or the exercise of an ISO and the Company will not realize an income tax deduction at either such time. In general, however, the excess of the fair market value of the shares of common stock acquired upon exercise of an ISO (determined at the time of exercise) over the exercise price of the ISO will be considered income for purposes of the alternative minimum tax. If the recipient does not sell the common stock received pursuant to the exercise of the ISO within either (i) two years after the date of the grant of the ISO or (ii) one year after the date of exercise, a subsequent sale of the common stock will result in long-term capital gain or loss to the recipient and will not result in a tax deduction to the Company.

         If the recipient disposes of the common stock acquired upon exercise of the ISO within either of the above mentioned time periods, the recipient will generally realize as ordinary income an amount equal to the lesser of (i) the fair market value of the common stock on the date of exercise over the exercise price, or (ii) the amount realized upon disposition over the exercise price. In such event, the Company generally will be entitled to an income tax deduction equal to the amount recognized as ordinary income. Any gain in excess of such amount realized by the recipient as ordinary income would be taxed at the rates applicable to short-term or long-term capital gains (depending on the holding period).

         Nonqualified Stock Options. A recipient generally will not realize any taxable income upon the grant of a nonqualified stock option and the Company will not receive a deduction at the time of such grant. Upon exercise of a nonqualified stock option, the recipient generally will receive ordinary income in an amount equal to the excess of the fair market value of the common stock on the date of exercise over the exercise price. Upon a subsequent sale of the common stock by the recipient, 16 the recipient will recognize short-term or long-term capital gain or loss depending upon his or holding period for the common stock. the Company will generally be allowed a deduction equal to the amount recognized by the recipient as ordinary income.

         All Options. With regard to both ISOs and nonqualified stock options, the following also apply: (i) any entitlement to a tax deduction on the part of the Company is subject to the applicable tax rules (including, without limitation, Section 162(m) of the Code regarding a $1,000,000 limitation on deductible compensation), and (ii) in the event that the exercisability or vesting of any award is accelerated because of a change of control, payments relating to the awards (or a portion thereof), either alone or together with certain other payments, may constitute parachute payments under Section 280G of the Code, which excess amounts may be subject to excise taxes and a loss of deductibility for the Company or the resulting entity.

         Stock Grants. The tax principles applicable to a direct grant of restricted shares under the Plan are substantially the same as those summarized above under the heading "Nonqualified Stock Options".

         Stock  Purchase  Rights.  Unless a recipient  makes an  election  under
Section 83(b) of the Code, the recipient will not recognize taxable income when the Company grants stock purchase rights (or if there is a purchase price, when the recipient buys restricted stock pursuant to a stock purchase right). Instead, the recipient generally will recognize ordinary income as the shares vest. If the recipient makes a Section 83(b) election, the recipient will recognize ordinary income when the Company grants the recipient stock purchase rights (or buy restricted stock if a purchase price is required). If the recipient later loses its shares, however, the recipient cannot take a tax deduction. In either case, the recipient's ordinary income will be equal to the fair market value of the shares when the recipient recognizes the income

         Stock Appreciation Rights. A recipient who is granted a Stock Appreciation Right, whether in tandem with a stock option or free-standing, will recognize ordinary income in the year of exercise equal to the amount of the appreciation distribution. The Company will be entitled to an income deduction equal to such distribution for the taxable year in which the ordinary income is recognized by the recipient.

         In general, Section 162(m) of the Code denies a publicly held corporation a deduction for Federal income tax purposes for compensation in excess of $1,000,000 per year per person to its chief executive officer and four other executive officers whose compensation is disclosed in its proxy statement, subject to certain exceptions. Options will generally qualify under one of these exceptions if they are granted under a plan that states the maximum number of shares with respect to which options may be granted to any recipient during a specified period if the plan under which the options are granted is approved by stockholders and is administered by a compensation committee comprised exclusively of outside directors. The Plan is intended to satisfy these requirements with respect to options.

AMENDMENT AND TERMINATION OF THE PLAN

         The Board of Directors, in its sole discretion, generally may amend or terminate the Plan, or any part thereof at any time and for any reason. The amendment, suspension or termination of the Plan shall not, without the consent of the participant, alter or impair any rights or obligations under any Award granted to such participant. Any Plan amendment shall be approved by the the Company stockholders as required by law. The Plan shall remain in effect, subject to the Board of Directors' right to terminate the plan. Absent further Board of Directors action, the Plan will terminate ten (10) years from the Plan's effective date.

THE BOARD OF DIRECTORS RECOMMENDS THAT THE STOCKHOLDERS VOTE "FOR" APPROVAL OF THE PLAN.

                                   PROPOSAL 4
                       RATIFICATION OF THE APPOINTMENT OF
                      ROSENBERG RICH BAKER BERMAN & COMPANY
                     AS INDEPENDENT AUDITORS OF THE COMPANY
                  FOR THE FISCAL YEAR ENDING DECEMBER 31, 2000

         The Board of Directors proposes that the Company's stockholders ratify its appointment of Rosenberg Rich Baker Berman & Company as the independent auditors of the Company for the fiscal year ending December 31, 2000.

         The Board of Directors has reviewed the work product as well as has held conferences with members of Rosenberg Rich Baker Berman & Company throughout fiscal year 1999. In recognition of this firm's high quality professional services rendered, the Board has re-appointed Rosenberg Rich Baker Berman & Company to audit our financial statements for the fiscal year beginning January 1, 2000.

         THE BOARD OF DIRECTORS RECOMMENDS THAT THE STOCKHOLDERS VOTE "FOR" THE RATIFICATION OF THE APPOINTMENT OF ROSENBERG RICH BAKER BERMAN & COMPANY AS THE AUDITORS OF THE COMPANY FOR FISCAL YEAR ENDING DECEMBER 31, 2000.

                              STOCKHOLDER PROPOSALS

           ----------------------------------------------------------

          Any stockholder who intends to present a proposal at the annual meeting in the year 2001 must deliver the proposal to the Corporate Secretary at 401 Route 24, Chester, New Jersey 07930, not later than December 1, 2000, if the proposal is submitted for inclusion in our proxy materials for that meeting pursuant to Rule 14a-8 under the Securities Exchange Act of 1934.

                                  OTHER MATTERS

         Whether or not you plan to attend the meeting, please vote by mark, sign, date and promptly return the proxy card sent to you in the envelope provided. No postage is required for mailing in the United States.





                                     -------------------

                                       Steven D. Rudnik

                                       Chairman of the Board and

                                       Chief Executive Officer



April 21, 2000

                                    EXHIBIT A


                       MAGNITUDE INFORMATION SYSTEMS, INC.

                            2000 STOCK INCENTIVE PLAN



         1. Purpose. The purpose of this Plan is to attract and retain qualified officers, directors and other key employees of, and consultants to, Magnitude Information Systems, Inc., a Delaware corporation (the "Company"), and its Subsidiaries and to provide such persons with appropriate incentives. The Company has adopted the Plan effective as of May 1, 2000, subject to the approval of the Company's shareholders, and unless extended by amendment in accordance with the terms of the Plan, no Option Rights, Appreciation Rights, Restricted Shares or Deferred Shares will be granted hereunder after the tenth anniversary of such effective date.

         2.       Definitions.  As used in this Plan,

         "Appreciation Right" means a right granted pursuant to Section 5 of this Plan, including a Free-standing Appreciation Right and a Tandem Appreciation Right.

         "Base Price" means the price to be used as the basis for determining the Spread upon the exercise of a Free-standing Appreciation Right.

         "Board" means the Board of Directors of the Company.

         "Code" means the Internal Revenue Code of 1986, as amended from time to time.

         "Committee" means the Compensation Committee of the Board, as described in Section 13(a) of this Plan, or, in the absence of a Compensation Committee, the full Board.

         "Common Shares" means (i) shares of the Common Stock, $.01 par value, of the Company and (ii) any security into which Common Shares may be converted by reason of any transaction or event of the type referred to in Section 9 of this Plan.

         "Date of Grant" means the date specified by the Committee on which a grant of Option Rights or Appreciation Rights or a grant or sale of Restricted Shares or Deferred Shares shall become effective, which shall not be earlier than the date on which the Committee takes action with respect thereto.

         "Deferral Period" means the period of time during which Deferred Shares are subject to deferral limitations under Section 7 of this Plan.

         "Deferred Shares" means an award pursuant to Section 7 of this Plan of the right to receive Common Shares at the end of a specified Deferral Period.

         "Free-standing Appreciation Right" means an Appreciation Right granted pursuant to Section 5 of this Plan that is not granted in tandem with an Option Right or similar right.

         "Incentive Stock Option" means an Option Right that is intended to qualify as an "incentive stock option" under Section 422 of the Code or any successor provision thereto.

         "Market Value per Share" means the fair market value of the Common Shares as determined by the Committee from time to time.

         "Nonqualified Option" means an Option Right that is not intended to qualify as an Incentive Stock Option.

         "Optionee" means the person so designated in an agreement evidencing an outstanding Option Right.

         "Option Price" means the purchase price payable upon the exercise of an Option Right.

         "Option Right" means the right to purchase Common Shares from the Company upon the exercise of a Nonqualified Option or an Incentive Stock Option granted pursuant to Section 4 of this Plan.

         "Participant" means a person who is selected by the Committee to receive benefits under this Plan and (i) is at that time an officer, director or other key employee of, or a consultant to, the Company or any Subsidiary or (ii) has agreed to commence serving in any such capacity.

         "Reload Option Rights" means additional Option Rights automatically granted to an Optionee upon the exercise of Option Rights pursuant to Section 4(f) of this Plan.

         "Restricted  Shares"  means Common  Shares  granted or sold pursuant to
Section 6 of this Plan as to which neither the substantial risk of forfeiture nor the restriction on transfer referred to in Section 6 hereof has expired.

         "Rule 16b-3" means Rule 16b-3, as promulgated and amended from time to time by the Securities and Exchange Commission under the Securities Exchange Act of 1934, or any successor rule to the same effect.

         "Spread" means, in the case of a Free-standing Appreciation Right, the amount by which the Market Value per Share on the date when the Appreciation Right is exercised exceeds the Base Price specified therein or, in the case of a Tandem Appreciation Right, the amount by which the Market Value per Share on the date when the Appreciation Right is exercised exceeds the Option Price specified in the related Option Right.

         "Subsidiary" means a corporation, partnership, joint venture, unincorporated association or other entity in which the Company has a direct or indirect ownership or other equity interest; provided, however, that for purposes of determining whether any person may be a Participant for purposes of any grant of Incentive Stock Options, "Subsidiary" means any corporation in which the Company owns or controls directly or indirectly more than 50% of the total combined voting power represented by all classes of stock issued by such corporation at the time of the grant.

         "Tandem   Appreciation  Right"  means  an  Appreciation  Right  granted pursuant to Section 5 of this Plan that is granted in tandem with an Option Right or any similar right granted under any other plan of the Company.

         "10% Shareholder" means an individual who, at the time an Option Right is granted, owns stock possessing more than 10% of the total combined voting power of all classes of stock issued by the Company or by any parent or subsidiary corporation, within the meaning of Section 422(b)(6) of the Code or any successor provision thereto.

         3.       Shares Available under the Plan.

                  (a) Subject to adjustment as provided in Section 9 of this Plan, the number of Common Shares which may be (i) issued or transferred upon the exercise of Option Rights or Appreciation Rights, or (ii) awarded as Restricted Shares and released from substantial risk of forfeiture thereof or Deferred Shares, shall not in the aggregate exceed 5,000,000 Common Shares, which may be Common Shares of original issuance or Common Shares held in treasury or a combination thereof. For the purposes of this Section 3(a):

                           (i) Upon payment in cash of the benefit provided by any award granted under this Plan, any Common Shares that were covered by that award shall again be available for issuance or transfer hereunder; and

                           (ii) Upon the full or partial payment of any Option Price by the transfer to the Company of Common Shares or upon satisfaction of tax withholding obligations in connection with any such exercise or any other payment made or benefit realized under this Plan by the transfer or relinquishment of Common Shares, there shall be deemed to have been issued or transferred under this Plan only the net number of Common Shares actually issued or transferred by the Company less the number of Common Shares so transferred or relinquished.

                  (b) Notwithstanding anything in Section 3(a) hereof, or elsewhere in this Plan, to the contrary, the aggregate number of Common Shares actually issued or transferred by the Company upon the exercise of the Incentive Stock Options shall not exceed the total number of Common Shares first specified in Section 3(a) hereof.

                           (c) Notwithstanding any other provision of this Plan to the contrary, no Participant shall be granted Option Rights and Appreciation Rights, in the aggregate, for more than 500,000 Common Shares during any one calendar year, subject to adjustment as provided in Section 9 of this Plan.
                  (d) Notwithstanding any other provision of this Plan to the contrary, no Participant shall be granted Deferred Shares, in the aggregate, for more than 2,000,000 Common Shares during any two consecutive calendar years, subject to adjustment as provided in Section 9 of this Plan.

         4. Option Rights. The Committee may from time to time authorize grants to Participants of options to purchase Common Shares upon such terms and conditions as the Committee may determine in accordance with the following provisions:

                  (a) Each grant shall specify the number of Common Shares to which it pertains.

                  (b) Each grant shall specify an Option Price per Common Share, which Option Price, in the case of Nonqualified Stock Options, shall be determined in the sole and absolute discretion of the Committee, and which Option Price, in the case of Incentive Stock Options, shall be no less than the Fair Market Value of the Common Shares at the Date of Grant . In the case of any grant of Incentive Stock Options to a 10% Shareholder, such Option Price per Common Share may not be less than 110% of the Market Value per Share on the Date of Grant.

                  (c) Each grant shall specify the form of consideration to be paid in satisfaction of the Option Price and the manner of payment of such consideration, which may include (i) cash in the form of currency or check or other cash equivalent acceptable to the Company, (ii) nonforfeitable, unrestricted Common Shares, which are already owned by the Optionee, (iii) any other legal consideration that the Committee may deem appropriate, including without limitation any form of consideration authorized under Section 4(d) below, on such basis as the Committee may determine in accordance with this Plan and (iv) any combination of the foregoing.

                  (d) Any grant of a Nonqualified Option may provide that payment of the Option Price may also be made in whole or in part in the form of Restricted Shares or other Common Shares that are subject to a risk of forfeiture or restrictions on transfer. Unless otherwise determined by the Committee on or after the Date of Grant, whenever any Option Price is paid in whole or in part by means of any of the forms of consideration specified in this
Section 4(d), the Common Shares received by the Optionee upon the exercise of the Nonqualified Option shall be subject to the same risks of forfeiture or restrictions on transfer as those that applied to the consideration surrendered by the Optionee; provided, however, that such risks of forfeiture and restrictions on transfer shall apply only to the same number of Common Shares received by the Optionee as applied to the forfeitable or restricted Common Shares surrendered by the Optionee.

                  (e) Any grant may, if there is then a public market for the Common Shares, provide for deferred payment of the Option Price from the proceeds of sale through a broker of some or all of the Common Shares to which the exercise relates.

                  (f) Any grant may provide for the automatic grant to the Optionee of Reload Option Rights upon the exercise of Option Rights, including Reload Option Rights, for Common Shares or any other noncash consideration authorized under Sections 4(c) and (d) above; provided, however, that the term of any Reload Option Right shall not extend beyond the term of the Option Right originally exercised.
                  (g) Successive grants may be made to the same Optionee regardless of whether any Option Rights previously granted to the Optionee remain unexercised.

                  (h) Each grant shall specify the period or periods of continuous employment, or continuous engagement of the consulting services, of the Optionee by the Company or any Subsidiary that are necessary and/or the individual or aggregate performance criteria that must be satisfied before the Option Rights or installments thereof shall become exercisable, and any grant may provide for the earlier exercise of the Option Rights in the event of a change in control of the Company or other similar transaction or event. Notwithstanding the foregoing, in the case of any grant of Incentive Stock Options, the aggregate Market Value per Share on the Date of Grant of the Common Shares subject to such Incentive Stock Options (and all other incentive stock options granted by the Company or any parent or subsidiary corporation) that are exercisable for the first time by the Optionee during any calendar year shall not exceed $100,000.

                  (i) Option Rights granted pursuant to this Section 4 may be Nonqualified Options or Incentive Stock Options or
combinations thereof.

                  (j) Any grant of an Option Right may provide for the payment to the Optionee of dividend equivalents thereon in cash or Common Shares on a current, deferred or contingent basis, or the Committee may provide that any dividend equivalents shall be credited against the Option Price.

                  (k) No Option Right granted pursuant to this Section 4 may be exercised more than 10 years from the Date of Grant. In the case of any Incentive Stock Option granted to a 10% Shareholder, such Incentive Stock Option may not be exercised more than five years from the Date of Grant.

                  (l) Each grant shall be evidenced by an agreement, which shall be executed on behalf of the Company by any designated officer thereof and delivered to and accepted by the Optionee and shall contain such terms and provisions as the Committee may determine consistent with this Plan.

         5. Appreciation Rights. The Committee may also authorize grants to Participants of Appreciation Rights. An Appreciation Right shall be a right of the Participant to receive from the Company an amount, which shall be determined by the Committee and shall be expressed as a percentage (not exceeding 100%) of the Spread at the time of the exercise of an Appreciation Right. Any grant of Appreciation Rights under this Plan shall be upon such terms and conditions as the Committee may determine in accordance with the following provisions:

                  (a) Any grant may specify that the amount payable upon the exercise of an Appreciation Right may be paid by the Company in cash, Common Shares or any combination thereof and may (i) either grant to the Participant or reserve to the Committee the right to elect among those alternatives or (ii) preclude the right of the Participant to receive and the Company to issue Common Shares or other equity securities in lieu of cash.

                  (b) Any grant may specify that the amount payable upon the exercise of an Appreciation Right shall not exceed a maximum specified by the Committee on the Date of Grant.

                  (c) Each grant shall specify (i) the period or periods of continuous employment, or continuous engagement of the consulting services, of the Optionee by the Company or any Subsidiary that are necessary and/or the individual or aggregate performance criteria that must be satisfied before the Appreciation Rights or installments thereof shall become exercisable and (ii) permissible dates or periods on or during which Appreciation Rights shall be exercisable.

                  (d) Any grant may specify that an Appreciation Right may be exercised only in the event of a change in control of the Company or other similar transaction or event.

                  (e) Any grant may provide for the payment to the Participant of dividend equivalents thereon in cash or Common Shares on a current, deferred or contingent basis.

                  (f) Each grant shall be evidenced by an agreement, which shall be executed on behalf of the Company by any designated officer thereof and delivered to and accepted by the Optionee and shall describe the subject Appreciation Rights, identify any related Option Rights, state that the Appreciation Rights are subject to all of the terms and conditions of this Plan and contain such other terms and provisions as the Committee may determine consistent with this Plan.

                  (g) Regarding Tandem Appreciation Rights only: Each grant shall provide that a Tandem Appreciation Right may be exercised only (i) at a time when the related Option Right (or any similar right granted under any other plan of the Company) is also exercisable and the Spread is positive and (ii) by surrender of the related Option Right (or such other right) for cancellation.

                  (h)      Regarding Free-standing Appreciation Rights only:

                           (i) Each grant shall specify in respect of each Free-standing Appreciation Right a Base Price per Common Share, which shall be equal to or greater than the Market Value per Share on the Date of Grant;

                           (ii) Successive grants may be made to the same Participant regardless of whether any Free-standing Appreciation Rights previously granted to the Participant remain unexercised; and

                           (iii)    No  Free-standing  Appreciation  Right
 granted under this Plan may be exercised more than 10 years from the Date of Grant.

         6. Restricted Shares. The Committee may also authorize grants or sales to Participants of Restricted Shares upon such terms and conditions as the Committee may determine in accordance with the following provisions:

                  (a) Each grant or sale shall constitute an immediate transfer of the ownership of Common Shares to the Participant in consideration of the performance of services, entitling such Participant to dividend, voting and other ownership rights, subject to the substantial risk of forfeiture and restrictions on transfer hereinafter referred to.

                  (b) Each grant or sale may be made without additional consideration from the Participant or in consideration of a payment by the Participant that is less than the Market Value per Share on the Date of Grant.

                  (c) Each grant or sale shall provide that the Restricted Shares covered thereby shall be subject to a "substantial risk of forfeiture" within the meaning of Section 83 of the Code for a period to be determined by the Committee on the Date of Grant, and any grant or sale may provide for the earlier termination of such period in the event of a change in control of the Company or other similar transaction or event.

                  (d) Each grant or sale shall provide that, during the period for which such substantial risk of forfeiture is to continue, the transferability of the Restricted Shares shall be prohibited or restricted in the manner and to the extent prescribed by the Committee on the Date of Grant. Such restrictions may include without limitation rights of repurchase or first refusal in the Company or provisions subjecting the Restricted Shares to a continuing substantial risk of forfeiture in the hands of any transferee.

                  (e) Any grant or sale may require that any or all dividends or other distributions paid on the Restricted Shares during the period of such restrictions be automatically sequestered and reinvested on an immediate or deferred basis in additional Common Shares, which may be subject to the same restrictions as the underlying award or such other restrictions as the Committee may determine.

                  (f) Each grant or sale shall be evidenced by an agreement, which shall be executed on behalf of the Company by any designated officer thereof and delivered to and accepted by the Participant and shall contain such terms and provisions as the Committee may determine consistent with this Plan. Unless otherwise directed by the Committee, all certificates representing Restricted Shares, together with a stock power that shall be endorsed in blank by the Participant with respect to the Restricted Shares, shall be held in custody by the Company until all restrictions thereon lapse.

         7. Deferred Shares. The Committee may also authorize grants or sales of Deferred Shares to Participants upon such terms and conditions as the Committee may determine in accordance with the following provisions:

                  (a) Each grant or sale shall constitute the agreement by the Company to issue or transfer Common Shares to the Participant in the future in consideration of the performance of services, subject to the fulfillment during the Deferral Period of such conditions as the Committee may specify.
                  (b) Each grant or sale may be made without additional consideration from the Participant or in consideration of a payment by the Participant that is less than the Market Value per Share on the Date of Grant.

                  (c) Each grant or sale shall provide that the Deferred Shares covered thereby shall be subject to a Deferral Period, which shall be fixed by the Committee on the Date of Grant, and any grant or sale may provide for the earlier termination of the Deferral Period in the event of a change in control of the Company or other similar transaction or event.

                  (d) During the Deferral Period, the Participant shall not have any right to transfer any rights under the subject award, shall not have any rights of ownership in the Deferred Shares and shall not have any right to vote the Deferred Shares, but the Committee may on or after the Date of Grant authorize the payment of dividend equivalents on the Deferred Shares in cash or additional Common Shares on a current, deferred or contingent basis.


                  (e) Each grant or sale shall be evidenced by an agreement, which shall be executed on behalf of the Company by any designated officer thereof and delivered to and accepted by the Participant and shall contain such terms and provisions as the Committee may determine consistent with this Plan.

         8.       Transferability.

                  (a) No Option Right or Appreciation Right granted under this Plan may be transferred by a Participant, except (i) by will or the laws of descent and distribution, or (ii) in the case of an award other than an Incentive Stock Option, to one or more members of the Participant's immediate family or to a trust established for the benefit of the Participant and/or one or more members of the Participant's immediate family. Option Rights and Appreciation Rights granted under this Plan may not be exercised during a Participant's lifetime except by (i) the Participant, (ii) a permissible transferee of the Participant described in the preceding sentence, or (iii) in the event of the legal incapacity of the Participant or any such transferee, by the guardian or legal representative of the Participant or such transferee (as applicable) acting in a fiduciary capacity on behalf thereof under state law and court supervision.

                  (b) Any grant made under this Plan may provide that all or any part of the Common Shares that are to be issued or transferred by the Company upon the exercise of Option Rights or Appreciation Rights or upon the termination of the Deferral Period applicable to Deferred Shares, or are no longer subject to the substantial risk of forfeiture and restrictions on transfer referred to in Section 6 of this Plan, shall be subject to further restrictions upon transfer.

         9.       Adjustments.

                  (a) The Committee may make or provide for such adjustments in the number of Common Shares covered by outstanding Option Rights, Appreciation Rights and Deferred Shares granted hereunder, the Option Prices per Common Share or Base Prices per Common Share applicable to any such Option Rights and Appreciation Rights, and the kind of shares (including shares of another issuer) covered thereby, as the Committee may in good faith determine to be equitably required in order to prevent dilution or expansion of the rights of Participants that otherwise would result from (i) any stock dividend, stock split, combination of shares, recapitalization or similar change in the capital structure of the Company or (ii) any merger, consolidation, spin-off, spin-out, split-off, split-up, reorganization, partial or complete liquidation or other distribution of assets, issuance of warrants or other rights to purchase securities or any other corporate transaction or event having an effect similar to any of the foregoing. In the event of any such transaction or event, the Committee may provide in substitution for any or all outstanding awards under this Plan such alternative consideration as it may in good faith determine to be equitable under the circumstances and may require in connection therewith the surrender of all awards so replaced. Moreover, the Committee may on or after the Date of Grant provide in the agreement evidencing any award under this Plan that the holder of the award may elect to receive an equivalent award in respect of securities of the surviving entity of any merger, consolidation or other transaction or event having a similar effect, or the Committee may provide that the holder will automatically be entitled to receive such an equivalent award. The Committee may also make or provide for such adjustments in the maximum numbers of Common Shares specified in Section 3 of this Plan as the Committee may in good faith determine to be appropriate in order to reflect any transaction or event described in this Section 9.

                  (b) If another corporation is merged into the Company or the Company otherwise acquires another corporation, the Committee may elect to assume under this Plan any or all outstanding stock options or other awards granted by such corporation under any stock option or other plan adopted by it prior to such acquisition. Such assumptions shall be on such terms and conditions as the Committee may determine; provided, however, that the awards as so assumed do not contain any terms, conditions or rights that are inconsistent with the terms of this Plan. Unless otherwise determined by the Committee, such awards shall not be taken into account for purposes of the limitations contained in Section 3 of this Plan.

         10. Fractional Shares. The Company shall not be required to issue any fractional Common Shares pursuant to this Plan. The Committee may provide for the elimination of fractions or for the settlement thereof in cash.

         11. Withholding Taxes. To the extent that the Company is required to withhold federal, state, local or foreign taxes in connection with any payment made or benefit realized by a Participant or other person under this Plan, and the amounts available to the Company for the withholding are insufficient, it shall be a condition to the receipt of any such payment or the realization of any such benefit that the Participant or such other person make arrangements satisfactory to the Company for payment of the balance of any taxes required to be withheld. At the discretion of the Committee, any such arrangements may without limitation include voluntary or mandatory relinquishment of a portion of any such payment or benefit or the surrender of outstanding Common Shares. The Company and any Participant or such other person may also make similar arrangements with respect to the payment of any taxes with respect to which withholding is not required.

         12. Certain Terminations of Employment or Consulting Services, Hardship, and Approved Leaves of Absence. Notwithstanding any other provision of this Plan to the contrary, in the event of termination of employment or consulting services by reason of death, disability, normal retirement, early retirement with the consent of the Company, termination of employment or consulting services to enter public or military service with the consent of the Company or leave of absence approved by the Company, or in the event of hardship or other special circumstances, of a Participant who holds an Option Right or Appreciation Right that is not immediately and fully exercisable, any Restricted Shares as to which the substantial risk of forfeiture or the prohibition or restriction on transfer has not lapsed, any Deferred Shares as to which the Deferral Period is not complete, or any Common Shares that are subject to any transfer restriction pursuant to Section 8(b) of this Plan, the Committee may take any action that it deems to be equitable under the circumstances or in the best interests of the Company, including without limitation waiving or modifying any limitation or requirement with respect to any award under this Plan.

             13.      Administration of the Plan.

                  (a) This Plan shall be administered by the Compensation Committee of the Board, which shall be composed of not less than two members of the Board, or, in the absence of a Compensation Committee, by the full Board. At any time that awards under the Plan are subject to Rule 16b-3, each member of the Compensation Committee shall be a "non-employee director" within the meaning of such Rule. In addition, at any time that the Company is subject to Section 162(m) of the Code, each member of the Compensation Committee shall be an "outside director" within the meaning of such Section. A majority of the Committee shall constitute a quorum, and the acts of the members of the Committee who are present at any meeting thereof at which a quorum is present, or acts unanimously approved by the members of the Committee in writing, shall be the acts of the Committee.

                  (b) The interpretation and construction by the Committee of any provision of this Plan or any agreement, notification or document evidencing the grant of Option Rights, Appreciation Rights, Restricted Shares or Deferred Shares, and any determination by the Committee pursuant to any provision of this Plan or any such agreement, notification or document, shall be final and conclusive. No member of the Committee shall be liable for any such action taken or determination made in good faith.

         14.      Amendments and Other Matters.

                  (a) This Plan may be amended from time to time by the Committee; provided, however, that except as expressly authorized by this Plan, no such amendment shall cause this Plan to cease to satisfy any applicable condition of Rule 16b-3 or cause any award under the Plan to cease to qualify for any applicable exception under Section 162(m) of the Code, without the further approval of the stockholders of the Company.

                  (b) With the concurrence of the affected Participant, the Committee may cancel any agreement evidencing Option Rights or any other award granted under this Plan. In the event of any such cancellation, the Committee may authorize the granting of new Option Rights or other awards hereunder, which may or may not cover the same number of Common Shares as had been covered by the cancelled Option Rights or other award, at such Option Price, in such manner and subject to such other terms, conditions and discretion as would have been permitted under this Plan had the cancelled Option Rights or other award not been granted.

                  (c) The Committee may condition the grant of any award or combination of awards authorized under this Plan on the surrender or deferral by the Participant of his or her right to receive a cash bonus or other compensation otherwise payable by the Company or a Subsidiary to the Participant.

                  (d) This Plan shall not confer upon any Participant any right with respect to continuance of employment or other service with the Company or any Subsidiary and shall not interfere in any way with any right that the Company or any Subsidiary would otherwise have to terminate any Participant's employment or other service at any time.

                  (e) To the extent that any provision of this Plan would prevent any Option Right that was intended to qualify as an Incentive Stock Option from so qualifying, any such provision shall be null and void with respect to any such Option Right; provided, however, that any such provision shall remain in effect with respect to other Option Rights, and there shall be no further effect on any provision of this Plan.

                  (f) Any award that may be made pursuant to an amendment to this Plan that shall have been adopted without the approval of the stockholders of the Company shall be null and void if it is subsequently determined that such approval was required under the terms of the Plan or applicable law.

                  (g) Unless otherwise determined by the Committee, this Plan is intended to comply with Rule 16b-3 at all times that awards hereunder are subject to such Rule.