Form 10QSB
period 2000-06-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2000-08-03
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For Quarter Ended June 30, 2000

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

                  401 State Route 24, Chester, New Jersey 07930
               (Address of Principal Executive Office) (Zip Code)

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

     The number of shares of Registrant's Common Stock, $0.0001 par value, outstanding as of June 30, 2000, was 15,479,163 shares.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES




                                      INDEX


                                                                       Page
                                                                      Numbe

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - June 30, 2000                                               3

         Consolidated Statements of Operations
          - Three and six months ended June 30, 2000 and 1999           4

         Consolidated Statements of Cash Flows
          - Six months ended June 30, 2000 and 1999                     5

         Notes to Consolidated Financial Statements                   6 - 11


Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                   12 - 13


PART II  -  OTHER INFORMATION                                          14


SIGNATURES                                                             16


FINANCIAL DATA SCHEDULE                                                17

OTHER EXHIBITS                                                         18

PART I  - Item 1
              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                     June 30, 2000


ASSETS
     Current Assets
     Cash  .............................................................        $        401,121
     Accounts receivable, net of allowance for
        doubtful accounts of 6,646 .....................................                 320,753
     Inventories .......................................................                   8,670
     Deferred tax asset.................................................                 201,470
     Prepaid expenses ..................................................                 446,313
                                                                                ---------------------
        Total Current Assets ...........................................               1,378,327
     Property, plant and equipment, net of accumulated
        depreciation of $165,084 .......................................                 129,627
     Software, net of accumulated amortization of
         $339,622 ......................................................               1,167,668
     Other assets ......................................................                  27,508
                                                                                     -------------
TOTAL ASSETS ...........................................................               2,703,130
                                                                                        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Accounts payable and accrued expenses .............................                 778,646
     Deferred revenue...................................................                  19,410
     Dividends payable .................................................                  47,935
     Prepayments received ..............................................                   5,000
     Loans and notes payable ...........................................                 630,992
     Current maturities long-term debt .................................                       0
     Current maturities lease obligations ..............................                   6,938
                                                                                    -------------
        Total Current Liabilities ......................................               1,488,921
     Long-term debt, less current portion ..............................                 374,890
     Lease obligations, less current portion ...........................                  13,005
                                                                                    -------------
TOTAL LIABILITIES ......................................................               1,876,816

STOCKHOLDERS' EQUITY
     Preferred Stock, $0.001 par value,  3,000,000 shares authorized:
     2,500 shares have been designated Cumulative Preferred Stock,
     of which 1 share is issued and outstanding ..............................                 0
     300,000 shares have been designated Series A Convertible Preferred Stock,
     350,000 shares have been designated Series B Convertible Preferred Stock,
     120,000 shares have been designated Series C Convertible Preferred Stock,
     of which a combined total 351,528 shares are issued and outstanding                     352
     Common Stock, $0.0001 par value, 100,000,000 shares authorized,
     15,479,163 shares are issued and outstanding.............................             1,548
     Contributed capital .....................................................            81,000
     Additional paid-in capital ..............................................        13,701,138
     Accumulated deficit .....................................................       (12,957,724)
                                                                                     ------------
TOTAL STOCKHOLDERS' EQUITY...............................                                826,314

TOTAL LIABILITIES AND EQUITY ....................................               $      2,703,130
                                                                                       ==========


                 See notes to consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                          June 30,
                                                           2000              1999            2000               1999


                                                      -------------     -------------    -------------     -------------

Total Revenues..............................         $     247,981    $       65,673    $    348,003       $    110,180

     Cost of Goods Sold ....................                43,720            43,563          84,654             86,439
                                                     -------------     -------------     -------------    --------------

Gross Profit ...............................               204,261            22,110         263,349             23,741
     Selling expenses ......................               378,259           191,363         605,079            356,834
     General & administrative expenses .....               610,567           512,464       1,132,853            934,439
                                                       -----------      ------------      -------------    ------------

Operating Income (Loss) ....................              (784,565)         (681,717)     (1,474,583)        (1,267,532)

     Miscellaneous income ..................                     0            23,921          14,048             87,596
     Interest expense, net..................               (23,264)          (58,161)       (132,843)          (109,998)
     Miscellaneous expenses ................                (3,201)           (6,004)         (1,149)           (19,689)
                                                      ------------      -------------     ------------      ------------
Non-Operating Income (Expense) .............               (26,465)          (40,244)       (119,944)           (42,091)
                                                      -------------     -------------    -------------      -------------

Net Loss ...................................           $  (811,030)      $  (721,961)    $(1,594,527)      $ (1,309,623)
                                                      ==============    ==============    ============      =============

Loss per Common Share ......................           $     (0.05)      $     (0.09)    $     (0.11)      $      (0.17)
                                                       =============     =============    =============     =============
Weighted Average Number of
     Common Shares Outstanding .............            15,194,570         8,372,824      14,026,451          7,833,959


















                 See notes to consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Six Months Ended June 30,
                                                              2000                    1999
Cash Flows from Operating Activities
     Net income (loss) ..............................     $(1,594,527)          $ (1,309,623)
     Adjustments to net income (loss)
        Depreciation and amortization ...............          98,200                 92,819
        Stock and debt issued for expenses...........         191,667                      0
        Loss on disposition of certain assets .......           1,122                  1,934
        Dividend payments............................         (26,250)                     0
     Decreases (increases) in Assets
        Accounts receivable .........................        (260,275)                70,686
        Miscellaneous receivables....................          14,872                      0
        Inventories .................................             215                  8,827
        Prepaid expenses ............................         (57,432)              (116,171)
        Other assets ................................         (25,050)                  (450)
     Increases (decreases) in Liabilities
        Prepayments received.........................           5,000                      0
        Deferred revenue.............................          19,410
        Accounts payable and accrued expenses .......         (72,447)              (622,138)
                                                           --------------    -----------------
Net Cash Provided (Used) by Operating Activities           (1,705,495)            (1,874,116)

Cash Flows from Investing Activities
     Purchases of equipment and fixtures ............         (51,860)                (1,049)
     Disposition of equipment and fixtures ..........           3,358                      0
                                                            --------------    -----------------
Net Cash Provided (Used) by Investing Activities              (48,502)                (1,049)

Cash Flows from Financing Activities
     Proceeds from notes payable ....................               0                942,500
     Repayment of loans and notes ...................        (444,534)              (283,427)
     Repayment of long-term debt ....................              (0)               (39,000)
     Issuance of preferred stock.....................       1,800,083                      0
     Issuance of common stock ........... ...........         550,000              1,492,409
                                                           -----------          --------------
Net Cash Provided (Used) by Financing Activities            1,905,549              2,112,482
Net Increase (Decrease) in Cash .....................         151,552                237,317
Cash at Beginning of Period .........................         249,569                  9,403
                                                           -----------           ------------
Cash at End of Period ...............................  $      401,121         $      246,720
                                                        =================     ================










                 See notes to consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

         The Company's primary product is an integrated suite of proprietary software modules marketed under the name ErgoManager(TM) which are designed to help individual computer users and businesses increase productivity and reduce the risk of potentially preventable repetitive stress injury (RSI). These software modules can be applied individually or together in a comprehensive ergonomic and early intervention program that seeks to modify a user's behavior by monitoring computer usage patterns over time and warning the user when to break a dangerous trend in repetitive usage of an input device, such as a keyboard or mouse. The product was developed to train people working on computers, monitor computer-use related activities and evaluate a user's risk exposure and propensity towards injury or loss of effectiveness in connection with his/her day-to-day work. Moreover, the software enables a company to not only address the issue of health risks involving employees and to minimize resulting potential liabilities, but delivers a powerful tool to increase overall productivity.

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

         On November 18, 1998, the Company and its wholly owned subsidiary Magnitude, Inc. entered into an Asset Purchase Agreement and several related agreements with 1320236 Ontario Inc. ("OS"), a publicly traded Canadian designer, manufacturer and distributor of office furniture based in Holland Landing, Ontario, Canada, pursuant to which OS acquired Magnitude, Inc.'s hardware product line comprised of the Company's ergonomic keyboard platform products and accessories, all related inventory and production tooling and warehousing assets, and all intellectual property rights including the Proformix name, against a cash consideration and certain royalty payments on OS' sales of the Proformix hardware products.
         .
                                       6

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

         Magnitude Inc.'s wholly owned subsidiary, Corporate Ergonomic Solutions, Inc. (Ergonomics) was incorporated in the State of New Jersey during October 1992. Ergonomics, which commenced operations in September 1997, was formed primarily to market hardware products. Its operations during the last two years have not been significant.


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

     Depreciation and Amortization
         Property,  plant and  equipment are recorded at cost.  Depreciation  on equipment, furniture and fixtures and leasehold improvements is computed on the straight line method over the estimated useful lives of such assets between 3-10 years. Maintenance and repairs are charged to operations as incurred. Software assets are amortized on the straight line method over 10 years.

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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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


PREPAID EXPENSES

         Prepaid  expenses  include a position  of  $375,000  resulting  from an agreement in February 1998 with BNN Business News Network Inc., a nationwide media advertising and radio network company, whereby the Company purchased advertising time to be utilized on stations associated with Business News Network Inc., usable over a period of three years and aggregating $900,000 in retail value, against issuance of 150,000 new and restricted common shares. The services purchased were capitalized at the then fair market value of the stock issued, for a total of $375,000. The resulting asset will be amortized as utilized, over the time frame of the next fifteen months. As per the date of this report, no portion of this asset has been utilized. Management believes that the Company will derive economic benefits commensurate with the value of this asset. If management were to determine that it may not be able to economically utilize the entire amount during the time allotted, it will effect an accelerated amortization or write-down of this asset position.
                                       8

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at June 30, 2000:
              Equipment                                                                  $       178,965
              Furniture and fixtures                                                              69,976
              Leasehold improvements                                                              45,770
                                                                                           --------------

                                                                                                 294,711

              Less accumulated depreciation                                                      165,084
                                                                                           --------------

                                        Total                                            $       129,627
                                                                                           ==============

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at June 30, 2000:

              Accounts payable                                                           $       148,864

              Accrued interest                                                                   309,756

              Accrued commissions                                                                 17,712

              Accrued salaries and professional fees (payable in cash)                            57,196

              Accrued salaries and professional fees (payable in equity)                         154,986

              Miscellaneous accruals                                                              90,132
                                                                                            =============

                                    Total                                                $       778,646
                                                                                            =============


LOANS AND NOTES PAYABLE

     At June 30, 2000, Magnitude, Inc. and the Company had borrowings under short term loan agreements with the following terms and conditions:

         On December 4, 1996,  Magnitude,  Inc.  repurchased  the  equivalent  of 144,192  shares of its
         common stock and retired same against  issuance of a promissory  note  maturing  twelve  months   $        75,000
         thereafter  accruing  interest at 5% per annum and due  December 4, 1998.  This note is overdue at September 30, 1999 and no demand for payment has been made through today's date.

         Private  Placement  Offering:  During  February  through June 1995,  an  underwriter  acting as           425,000
         placement  agent,  on behalf of Magnitude,  Inc.,  in a private  placement  offering  placed an aggregate 16 units,  each  consisting of a $100,000,  12% promissory  note and 10,000 shares of
         Magnitude,  Inc.'s common stock.  The promissory notes were originally due on the earlier of 12 months from their  issuance or the  completion of a public or private  financing of either debt or equity  securities  of  Magnitude,  Inc. On April 30, 2000,  $1,075,000  of these notes were retired  against a combination  of cash  payments and issuance of common stock and  convertible preferred stock.  Two such notes totaling $425,000 remain outstanding.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

         LOANS AND NOTES PAYABLE  continued
         Discounted  present value of a non-interest  bearing $70,000  settlement with a former investor of  Magnitude,  Inc.  to be paid in  monthly  payments  commencing  July 1, 1997.  The  imputed
         interest rate used to discount the note is 8% per annum.                                         $  33,529

         Promissory  note issued to a former  member of the board of directors of the Company,  carrying interest at 12% p.a. and maturing July 2000,  convertible at the holder's option into shares of
         the  common  stock of the  Company  at the rate of $0.50  per  share.  The note was  originally     97,463
         issued for $200,000 with $37,537 since repaid,  and $65,000  having been  converted into common stock.
                                                                                                          --------------


                  Total                                                                                   $ 630,992
                                                                                                         ==============

LONG-TERM DEBT

        Pursuant to the  February 2, 1998,  Agreement  and Plan of Merger with Rolina  Corporation  (see   $ 374,890
        "Background")  the Company had issued  155,556  shares (the "Shares") of its common stock to the principal of Rolina  Corporation  who  currently  serves as the  Company's  President  and Chief
        Executive Officer,  and had issued a Put Option for such Shares at a price of $2.41 per share in accordance with the provisions contained therein,  with notice for exercise eligible to be given at any time after  February  1, 2000,  and before  5:00 p.m.  on the 90th day  thereafter.  This current liability was converted into a Company obligation  maturing March 31, 2002, and carrying interest at the rate of 7% per year payable  monthly.  The obligation  includes an option to the holder for conversion of the outstanding  principal into shares of the Company's common stock at the rate of $0.50 per share.



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
                                                                                                         ================

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000


COMMITMENTS AND CONTINGENCIES

   Lease Agreements
     Magnitude, Inc. currently leases office space which contained its former administrative offices pursuant to a lease agreement dated December 9, 1998. Such lease commences December 16, 1998 and expires on December 31, 2001 and requires monthly payments of $3,700 from December 16, 1998 to October 31, 1999 and $3,250 from November 1, 1999 to December 31, 2001. A portion of this space has been sublet, generating $950 per month in offsetting revenues.

     On March 15, 2000, the Company entered into a lease agreement for office space which is utilized for the Company's principal offices. Such lease commenced April 15, 2000 and expires on March 31, 2005 and requires monthly payments of $6,500 from April 15, 2000 through March 31, 2002; of $6,695 thereafter through March 31, 2003; of $6,896 thereafter through March 31, 2004; and of $7,103 thereafter through March 31, 2005.


RELATED PARTY TRANSACTIONS

      On March 31, 2000, the Company and its President and Chief Executive Officer agreed to convert a current liability payable to him in the amount of $374,890 into a Company obligation maturing March 31, 2002, which among others provides for a right to the holder to convert such obligation into common stock of the Company (see "Long-term debt").


CHANGES IN KEY PERSONNEL

      On May 18, 2000, during the Annual Meeting of Shareholders of the Company the stockholders voted to appoint Messrs. Steven Rudnik, John Duncan, Ivano Angelastri, Steven Gray, and Joseph Tomasek to serve as members of the Company's Board of Directors.


SUBSEQUENT EVENTS

      On July 18, 2000, the Company entered into a Common Stock Purchase Agreement with Torneaux Ltd., an investment fund headquartered in the Commonwealth of The Bahamas (the "Fund"), which provides for an Equity Draw Down facility which may be utilized by the Company at its option and whereby the Fund during a period of 14 months if and when called on by the Company will purchase newly to be issued and registered common stock of the Company at discounts ranging from 9.5% to 12% of average market prices, up to an aggregate total amount of between $1.2 Million and $4.2 Million, depending upon certain market price and other criteria. A copy of this Agreement and attachments is attached hereto as Exhibit 10.1.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

         The second quarter in 2000 showed a substantial relative increase in revenues over the first quarter of this year as well as the second quarter in 1999. Although in absolute terms, revenues have not yet grown to a level that will cover ongoing expenses management considers the sales results for the period significant insofar as they appear to validate the Company's marketing strategy of lowering entry barriers by closely cooperating with larger potential clients in introducing the proprietary ErgoManager(TM) software through pilot projects at selected worksites, thereby creating the necessary credibility and awareness of the product's unique potential in the areas of productivity enhancement and risk reduction with respect to repetitive stress injuries, in the office environment. Even though relatively time consuming, pilot projects involving smaller numbers of employees provide a potential client with an opportunity to test the software's utility and reliability, systems and network friendliness, and staff acceptance without incurring the perceived risk associated with an immediate enterprise-wide installation of a new product.

         During the quarter, three companies and government agencies have converted from pilot programs to full deployment of the ErgoManager(TM) software, two of which, the insurance company 21st Century Insurance Co. and the California State Controller's Office, are located in the State of California which in 1998 pioneered legislation that requires businesses to monitor and manage employees who work on computers in order to mitigate health risks and which was followed by proposals for similar legislation, in the states of North Carolina and Washington and by the U.S. Federal OSHA. Although market acceptance of the Company's products, in management's opinion does not depend on the passing of such legislation, compliance motivation with respect to actual or proposed law constitutes an important element in the Company's marketing strategy.

         Revenues for the quarter ended June 30, 2000, amounted to $247,981 compared to $65,673 for the same period in 1999 and $100,022 in the first quarter 2000, all such revenues generated by the Company's wholly owned subsidiary Magnitude, Inc. from the licensing of the Company's proprietary ErgoManager(TM) software. Gross profits amounted to $204,261 for a 82% gross margin. Gross profits are burdened with a fixed charge for amortization of software investments. Software assets underlying the Company's products are being amortized on a straight line over 10 years, resulting in a level charge of approximately $12,000 per month to cost-of-goods-sold. Since variable product costs are low, the gross margin is expected to further increase as revenues grow. After deducting selling expenses and general and administrative expenses of $988,826 the Company realized an operating loss of $784,565, compared to an operating loss of $681,717 for the second quarter in 1999. Non-operating expenses totaled $26,465 and include $23,264 net interest expense. The net result for the quarter was a loss of $811,030 or $0.05 per share, compared to a loss of $721,961 or $0.09 per share for the same period last year.

         The quarter's net result was strongly affected by the continuing expansion of marketing and sales operations resulting in a sharp increase of selling expenses, which doubled from the level a year ago. The Company is undertaking pioneering efforts in educating future customers and the business community at large about the merits of a pro-active stance in dealing with the growing level of health risks and potential liabilities associated with repetitive stress injuries in the computer workplace environment. Management believes that these efforts are justified by the potential rewards accruing from this "First to Market" approach which should lead to a strong competitive advantage and a sizable market share during the years to come. The Company will continue to invest in a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. This process, however, takes time and while management is confident of the ultimate success of its strategy it is not in a position to predict the timing with any degree of certainty.

         As part of its overall marketing strategy, the Company entered into new joint marketing and distribution agreements with Automated Systems, Inc. (ASI), the well known high level systems integrator headquartered in Chicago, and Protegrity Services, Inc., one of the largest privately held workers' compensation service companies in the United States, serving over 18,000 business customers in 17 states. These partnerships are expected to facilitate the Company's access to key prospects and accelerate market entry and acceptance for the Company's software products.

Liquidity and Capital Resources

         As already reported for the first quarter, the Company during the second quarter continued receiving new equity investments through private placements with accredited investors and agreed with certain other investors to convert larger amounts of debt into equity. These transactions further improved the balance sheet of the Company and firmed up the Company's financial profile so that, at June 30, 2000 and in spite of the loss from operations, stockholders' equity increased to $826,314 compared to $655,233 at the end of the previous fiscal quarter. During the same time, the working capital deficit was reduced from $299,658 to $110,594.

         In February, the Company had obtained a firm commitment from a previous investor to act as placement agent for a capital raising effort to obtain new equity capital of $3 Million through private placement subscriptions by accredited investors. By June 30, 2000, the Company had received a total of $2.25 Million under this program. The remaining $.75 Million were originally also scheduled for the second quarter but have been rescheduled for transfer during the third quarter of this year. In addition to attracting new capital in the form of equity investments, the Company between April 1, 2000 and June 30, 2000 has converted an aggregate of $776,750 short-term debt into equity in form of common stock and convertible preferred stock. These financing transactions more than offset the negative cash flow from operations of approximately $1,705,000 during the first six months of the year.

         To further augment available financial resources, the Company on July 18, 2000, entered into a Common Stock Purchase Agreement with Torneaux Ltd., an investment fund headquartered in the Commonwealth of The Bahamas (the "Fund"), which provides for an Equity Draw Down facility which may be utilized by the Company at its option and whereby the Fund during a period of 14 months if and when called upon by the Company will purchase newly to be issued and registered common stock of the Company at discounts ranging from 9.5% to 12% of average market prices, up to an aggregate total amount of between $1.2 Million and $4.2 Million, depending upon certain market price and other criteria. This transaction is subject to Board approval which is anticipated to occur within the next several business days.

         Management believes that funds from the above described capital transactions will provide for adequate liquidity and financial resources sufficient to cover present and anticipated future operations during the current fiscal year.

PART  II  -  OTHER INFORMATION

Item 1   LEGAL PROCEEDINGS

The Company is not a party in any legal proceedings.


Item 2   CHANGES IN SECURITIES      -  None

c)   Issuance of unregistered securities

In addition to the issuance of unregistered securities previously noted in the Company's report on Form 10-QSB for the quarter ended March 31, 2000, incorporated herein by reference the Company, during the second quarter of 2000 and through August 8, 2000, issued the following unregistered securities:

          (i) 70,000 shares of Common Stock pursuant to the conversion of $35,000 in convertible promissory notes, issued in reliance upon exemptions provided under Section 4(2) of the Securities Act;
         .
         (ii) 27,788 shares of Series B Senior Convertible Preferred Stock to a foreign investor pursuant to private placement subscriptions under Section 4 (2) of the Securities Act, which resulted in the receipt by the Company of $250,092 in cash, whereby such shares, among other things, have the following rights and privileges: (i) 7% annual preferential dividend, payable semi-annually, (ii) conversion at the holders' option into shares of Common Stock at a conversion rate of 10 common shares for 1 preferred share. The preferred shares are callable by the Company under certain terms and conditions.


Item 3   DEFAULTS ON SENIOR SECURITIES    -  None
         -----------------------------


Item 4   SUBMISSION OF MATTERS TO A VOTE OF
         SECURITIES' HOLDERS

(a) On May 18, 2000, the Company held its Annual Meeting of Stockholders.

         (c) Stockholders of record at the close of business on March 31, 2000, were invited to vote at the Annual Meeting. Qualifying stockholders voted in person or via proxy on the below items of business, as follows:

(1)      Election of Directors
                  The Board of Directors of the Company nominated the following individuals for election by the stockholders, to serve as directors for a term of one year and until their successors are elected and qualified: Ivano Angelastri, John
                  Duncan, Steven Gray, Steven Rudnik, Joseph Tomasek.
                  The nominations were uncontested. The five nominees received the highest number of votes for election as directors.

(2)      Amendment to the Certificate of Incorporation of the Company
                  The Board of Directors of the Company proposed to amend the Company's Certificate of Incorporation to increase the authorized number of common shares from 30,000,000 to
                  100,000,00. The stockholders approved the proposal with 8,371,788 shares voted in favor, 63,781 shares voted against, and 327,745 shares abstaining.

(3)     Adoption of the 2000 Stock Incentive Plan
           The Board of Directors of the Company proposed the adoption of the 2000 Stock Incentive Plan whereby the Company would reserve 5,000,000 common shares to be issued or underlying stock options and stock appreciation rights to be issued to employees, consultants, advisors and directors of the Company. The stockholders approved the proposal with 3,284,101 shares voted in favor, 274,790 shares voted against, and 72,000 shares abstaining.

(4)    Appointment of Independent Auditors for the year ending December 31,2000
           The Board of Directors of the Company proposed to ratify the appointment of the firm of Rosenberg Rich Baker Berman & Company as the Company's Independent Auditors for the year ending December 31, 2000. The stockholders approved the proposal with 8,689,713 shares voted in favor, 2,001 shares voted against, and 71,600 shares abstaining.


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

            Exhibit (10.1) - Common Stock Purchase Agreement with Torneaux Ltd.
                              -  attached hereto.

            Exhibit (27) - Financial Data Schedule -  attached hereto.


(b)      Reports on Form 8-K:

                  On April 17, 2000, the Company filed a report on Form 8-K, informing about a change in the address and telephone number of its principal offices.

                  On June 1, 2000, the Company filed a report on Form 8-K, informing about its Annual Meeting of Stockholders held on May 18, 2000, and the results of the voting by stockholders.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      MAGNITUDE INFORMATION SYSTEMS, INC.




Date:   August 2, 2000                 By: s/Steven D. Rudnik
                                          ----------------------------------
                                          Steven D. Rudnik
                                          President and Chief Executive Officer

                                  EXHIBIT 10.1









                         COMMON STOCK PURCHASE AGREEMENT




                            Dated as of July 18, 2000




                                 by and between


                       MAGNITUDE INFORMATION SYSTEMS, INC.



                                       and


                                  TORNEAUX LTD.

                                TABLE OF CONTENTS


                                                                                                                Page

ARTICLE I Definitions  1

   Section 1.1    Definitions.....................................................................................1

ARTICLE II Purchase and Sale of Common Stock......................................................................3

   Section 2.1    Purchase and Sale of Stock......................................................................3
   Section 2.2    The Shares......................................................................................3
   Section 2.3    The Warrants....................................................................................3
   Section 2.4    Closing.........................................................................................4

ARTICLE III Representations and Warranties........................................................................4

   Section 3.1    Representations and Warranties of the Company...................................................4
   Section 3.2    Representations, Warranties and Covenants of the Purchaser.....................................11

ARTICLE IV Covenants  13

   Section 4.1    Securities.....................................................................................13
   Section 4.2    Registration and Listing.......................................................................13
   Section 4.3    Registration Statement.........................................................................13
   Section 4.4    Compliance with Laws...........................................................................14
   Section 4.5    Keeping of Records and Books of Account........................................................14
   Section 4.6    Reporting Requirements.........................................................................14
   Section 4.7    Other Agreements...............................................................................14
   Section 4.8    Non-public Information.........................................................................14
   Section 4.9    No Stop Orders.................................................................................15
   Section 4.10   Amendments to the Registration Statement.......................................................15
   Section 4.11   Prospectus Delivery............................................................................15
   Section 4.12   Legends........................................................................................16

ARTICLE V Conditions to Closing, Draw Downs and Warrant Exercise.................................................16

   Section 5.1    Conditions Precedent to the Obligation of the Company to Close this Agreement..................16
   Section 5.2    Conditions Precedent to the Obligation of the Purchaser to Close this Agreement................16
   Section 5.3    Conditions Precedent to the Obligation of the Purchaser to Accept a Draw Down or Exercise the
                  Warrants and Purchase the Shares...............................................................17

ARTICLE VI Draw Down Terms.......................................................................................19

   Section 6.1    Draw Down Terms................................................................................19


ARTICLE VIILegends    21

   Section 7.1    Legend.........................................................................................21
   Section 7.2    No Other Legend or Stock Transfer Restrictions.................................................22
   Section 7.3    Purchaser's Compliance.........................................................................22

ARTICLE VIII Termination.........................................................................................22

   Section 8.1    Termination by Mutual Consent..................................................................22
   Section 8.2    Other Termination..............................................................................22
   Section 8.3    Effect of Termination..........................................................................22

ARTICLE IX Indemnification.......................................................................................23

   Section 9.1    General Indemnity..............................................................................23
   Section 9.2    Indemnification Procedures.....................................................................24

ARTICLE X Miscellaneous..........................................................................................25

   Section 10.1   Fees and Expenses..............................................................................25
   Section 10.2   Specific Enforcement, Consent to Jurisdiction..................................................25
   Section 10.3   Entire Agreement; Amendment....................................................................26
   Section 10.4   Notices........................................................................................26
   Section 10.5   Waivers........................................................................................27
   Section 10.6   Headings.......................................................................................27
   Section 10.7   Successors and Assigns.........................................................................27
   Section 10.8   Governing Law..................................................................................28
   Section 10.9   Survival.......................................................................................28
   Section 10.10  Counterparts...................................................................................28
   Section 10.11  Publicity......................................................................................28
   Section 10.12  Severability...................................................................................28
   Section 10.13  Further Assurances.............................................................................28
   Section 10.14  Confidentiality................................................................................29

                         COMMON STOCK PURCHASE AGREEMENT



         This COMMON STOCK PURCHASE AGREEMENT (this "Agreement") is dated as of July 18, 2000 by and between Magnitude Information Systems, Inc., a Delaware corporation (the "Company") and Torneaux Ltd., a company organized under the laws of the Commonwealth of The Bahamas (the "Purchaser").



         WHEREAS, the parties desire that, upon the terms and subject to the conditions contained herein, the Company shall issue and sell to the Purchaser, from time to time as provided herein, and the Purchaser shall purchase, up to 2,386,364 shares of the Company's common stock, par value $0.0001 per share (the "Common Stock"); and



         WHEREAS, such investments will be made in reliance upon the provisions of Section 4(2) and ("Section 4(2)") and Regulation D ("Regulation D") of the United States Securities Act of 1933, as amended and the rules and regulations promulgated thereunder (the "Securities Act"), and/or upon such other exemption from the registration requirements of the Securities Act as may be available with respect to any or all of the purchases of Common Stock to be made hereunder from time to time.

         The parties hereto agree as follows:
ARTICLE I

                                   Definitions
Section 1.1       Definitions.

      (a) "Alternate Market" shall mean the Nasdaq National Market, the Nasdaq Small Cap Market, the American Stock Exchange, or the New York Stock Exchange, whichever is at the time the principal trading exchange or market for the Common Stock.

      (b) "Commission" shall have the meaning assigned to such term in Section 3.1(f)hereof.

      (c) "Commission Documents" shall have the meaning assigned to such term in Section 3.1(f) hereof.

     (d) "Commission Filings" means the Company's Form 10-KSB for the fiscal year ended December 31, 1999, its Form 10-QSB for the fiscal quarter ended March 31,2000 and December 31, 1999, its Form 8-Ks dated May 18, 2000, and all other filings made by the Company after the date hereof pursuant to the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     (e) "Draw Down" shall have the meaning assigned to such term in Section 6.1(a)hereof.

     (f) "Draw Down Amount" means the actual amount of a Draw Down,with a minimum amount of $100,000.00 and a maximum amount of $612,500.00.

     (g) "Draw Down Discount Percentage" means 88% if the Threshold Price is equal to or greater than $1.00; provided, however, that for every $0.50 increase of the Threshold Price above $1.00, to a maximum Threshold Price of $3.50, such draw down discount percentage shall increase by 0.50%, incrementally, to a maximum of 90.5%.

     (h) "Draw Down Exercise Date" shall have the meaning assigned to such term in Section 5.3 hereof.

     (i) "Draw Down Notice" shall have the meaning assigned to such term in Section 6.1(i) hereof.

     (j) "Draw Down Pricing  Period"
shall mean a period of twenty (20) consecutive trading days on the over the counter bulletin board ("OTC BB") or an Alternate Market starting with the first trading day specified in Draw Down Notice (or such other period of consecutive trading days as mutually agreed upon by the Company and the Purchaser).

     (k)"Material Adverse Effect" shall mean any effect on the business, results of operations, prospects, properties, assets or financial condition of the Company that is material and adverse to the Company and its subsidiaries and affiliates, taken as a whole and/or any condition, circumstance, or situation that would prohibit or otherwise interfere with the ability of the Company to enter into and perform any of its obligations under this Agreement in any material respect.

     (l) "Material Change in Ownership" shall mean that, as of any particular measurement date, the officers and directors of the Company shall beneficially own in the aggregate less than 2% of the outstanding Common Stock of the Company, except that for purposes of making any such calculation, Common Stock issued to the Purchaser pursuant to this Agreement shall not be included in such calculation.

     (m) "Prospectus" as used in this Agreement means the prospectus in the form included in the Registration Statement, as supplemented from time to time pursuant to Rule 424(b) of the Securities Act.

     (n) "Registration Statement" shall mean the registration statement on Form SB-2, to be filed with the Securities and Exchange Commission for the registration for resale of the Shares, as such Registration Statement may be amended from time to time.

     (o)"Settlement  Date"  shall  have the  meaning  assigned  to such  term in
Section 6.1(d) hereof.

     (p) "Shares" shall mean the shares of Common Stock of the Company that may be purchased hereunder pursuant to a Draw Down and/or upon exercise of the Warrants (as defined Section 2.3).

     (q) "Threshold Price" is the lowest price at which the Company will set in the Draw Down Notice in order to sell Shares during each Draw Down Pricing Period, which Threshold Price may be set in increments of at least $.01.

     (r) "VWAP" shall mean the daily volume weighted average price (based on a trading day from 9:30 a.m. to 4:00 p.m., eastern time) of the Company's Common Stock on the OTC BB (or any successor thereto) or an Alternate Market as reported by Bloomberg Financial LP using the AQR function.

                                   ARTICLE II

                        Purchase and Sale of Common Stock

     Section 2.1 Purchase and Sale of Stock. Subject to the terms and conditions of this Agreement, the Company shall issue and sell to the Purchaser and the Purchaser shall purchase from the Company (i) up to 2,386,364 shares of Common Stock, based on Draw Downs in accordance with Section 6.1, and (ii) the Warrants in accordance with Section 2.3 hereof. In no event shall the amount of Common Stock required to be purchased by the Purchaser be less than $100,000 or exceed $612,500 per Draw Down during any Draw Down Pricing Period.

     Section 2.2 The Shares. The Company has authorized and has reserved and covenants to continue to reserve, subject to Section 4.4(b) hereof, free of preemptive rights and other similar contractual rights of stockholders, 3,579,545 shares of its Common Stock to cover the Shares to be issued in connection with all Draw Downs and the shares of Common Stock issuable pursuant to the exercise of Warrants.

                  Section 2.3 The Warrants. At each Settlement Date, the Company shall issue to the Purchaser a warrant (the "Warrant"), to purchase up to 50% of the number of shares of Common Stock purchased for each Settlement Period (such percentage, as may be adjusted below, the "Warrant Coverage"), each Warrant being exercisable for a period of three (3) years commencing on date of issuance of such Warrant. Each Warrant shall be exercisable at the exercise price of 115% of the price per Share paid by the Purchaser during such Settlement Period. The Warrant Coverage shall be adjusted as follows:

     (1) If the Threshold Price is equal to or less than $1.00, the Warrant Coverage shall be 50%;

     (2) If the Threshold Price exceeds $1.00, up to and including $2.00, the Warrant Coverage shall be 40%; and

     (3) If the Threshold Price exceeds $2.00, the Warrant Coverage shall be 30%.

         No Warrant shall be exercisable if the shares of Common Stock issuable upon any exercise of such Warrant, when aggregated with all other shares of Common Stock then owned by the Purchaser, would result in the Purchaser owning more than 9.99% of all of such Common Stock as would be outstanding on such date of exercise, as determined in accordance with Section 16 of the Exchange Act and the regulations promulgated thereunder.

                  Section 2.4 Closing. In consideration of and in express reliance upon the representations, warranties, covenants, terms and conditions of this Agreement, the Company agrees to issue and sell to the Purchaser and the Purchaser agrees to purchase from the Company, that number of the Shares to be issued in connection with each Draw Down. The closing of the execution and delivery of this Agreement (the "Closing") shall take place at the offices of Parker Chapin LLP, The Chrysler Building, 405 Lexington Avenue, New York, NY 10174 at 5:00 p.m. Eastern Time on (i) July __, 2000, or (ii) such other time and place or on such date as the Purchaser and the Company may agree upon (the "Closing Date"). Each party shall deliver all documents, instruments and writings required to be delivered by such party pursuant to this Agreement at or prior to the Closing.

                                  ARTICLE III

                         Representations and Warranties

     Section 3.1 Representations and Warranties of the Company. The Company hereby makes the following representations and warranties to the Purchaser:

     (a)Organization, Good Standing and Power. The Company is a corporation duly incorporated, validly existing and in good standing under the laws of Delaware and has the requisite corporate power to own, lease and operate its properties and assets and to conduct its business as it is now being conducted. As of the date hereof, the Company does not have any subsidiaries (as defined in Section 3.1(g)) except as set forth in the Company's most recent Form 10-SKB, including the accompanying financial statements (the "Form 10-KSB"), or in the Company's most recent Form 10-QSB (the "Form 10-QSB"), or on Schedule 3.1(g) attached hereto. The Company and each such subsidiary is duly qualified to do business as a foreign corporation and is in good standing in every jurisdiction in which the nature of the business conducted or property owned by it makes such qualification necessary except for any jurisdiction in which the failure to be so qualified will not have a Material Adverse Effect.

     (b) Authorization; Enforcement. The Company has the requisite corporate power and authority to enter into and perform this Agreement and to issue and sell the Shares in accordance with the terms hereof. The execution, delivery and performance of this Agreement by the Company and the consummation by it of the transactions contemplated hereby have been duly and validly authorized by all necessary corporate action, and, except as contemplated by Section 3.1(e). This Agreement has been duly executed and delivered by the Company. This Agreement constitutes, or when executed and delivered shall constitute, a valid and binding obligation of the Company enforceable against the Company in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, liquidation, conservatorship, receivership or similar laws relating to, or affecting generally the enforcement of creditor's rights and remedies or by other equitable principles of general application.

     (c) Capitalization. The authorized capital stock of the Company and the shares thereof issued and outstanding as of July 18, 2000 are set forth on
Schedule 3.1(c) attached hereto. All of the outstanding shares of the Company's Common Stock have been duly and validly authorized, and are fully paid and non-assessable. Except as set forth in this Agreement or on Schedule 3.1(c) attached hereto, as of July 18, 2000, no shares of Common Stock are entitled to preemptive rights or registration rights and there are no outstanding options, warrants, scrip, rights to subscribe to, call or commitments of any character whatsoever relating to, or securities or rights convertible into, any shares of capital stock of the Company. Furthermore, except as set forth in this Agreement, as of the date hereof, there are no contracts, commitments, understandings, or arrangements by which the Company is or may become bound to issue additional shares of the capital stock of the Company or options, securities or rights convertible into shares of capital stock of the Company. Except for customary transfer restrictions contained in agreements entered into by the Company in order to sell restricted securities, as of the date hereof, the Company is not a party to any agreement granting registration rights to any person with respect to any of its equity or debt securities. The Company is not a party to, and it has no knowledge of, any agreement restricting the voting or transfer of any shares of the capital stock of the Company. The offer and sale of all capital stock, convertible securities, rights, warrants, or options of the Company issued prior to the Closing complied with all applicable federal and state securities laws, and no stockholder has a right of rescission or damages with respect thereto which would have a Material Adverse Effect. The Company has furnished or made available to the Purchaser true and correct copies of the Company's Certificate of Incorporation as in effect on the date hereof (the "Certificate"), and the Company's Bylaws as in effect on the date hereof (the "Bylaws").

     (d) Issuance of Shares. The sale and issuance of the Shares in accordance with the terms and on the basis of the representations and warranties set forth in this Agreement will be exempt from the registration requirements of the Securities Act. The Shares have been duly authorized by all necessary corporate action and, when paid for or issued in accordance with the terms hereof, the Shares shall be validly issued and outstanding, fully paid and non-assessable, and the Purchaser shall be entitled to all rights accorded to a holder of Common Stock.

     (e) No Conflicts. The execution, delivery and performance of this Agreement by the Company and the consummation by the Company of the transactions contemplated therein do not (i) violate any provision of the Company's Certificate or Bylaws, (ii) conflict with, or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any material agreement, mortgage, deed of trust, indenture, note, bond, license, lease agreement, instrument or obligation to which the Company is a party, (iii) create or impose a lien, charge or encumbrance on any property of the Company under any agreement or any commitment to which the Company is a party or by which the Company is bound or by which any of its respective properties or assets are bound, or (iv) result in a violation of any federal, state, local or foreign statute, rule, regulation, order, judgment or decree (including federal and state securities laws and regulations) applicable to the Company or any of its subsidiaries or by which any property or asset of the Company or any of its subsidiaries are bound or affected, except, in all cases, for such conflicts, defaults, terminations, amendments, acceleration, cancellations and violations as would not, individually or in the aggregate, have a Material Adverse Effect. The Company is not required under federal, state or local law, rule or regulation to obtain any consent, authorization or order of, or make any filing or registration with, any court or governmental agency in order for it to execute, deliver or perform any of its obligations under this Agreement, or issue and sell the Shares in accordance with the terms hereof (other than any filings which may be required to be made by the Company with the Commission, or Nasdaq subsequent to the Closing, and, any registration statement which may be filed pursuant hereto); provided that, for purpose of the representation made in this sentence, the Company is assuming and relying upon the accuracy of the relevant representations and agreements of the Purchaser herein.

     (f) Commission Documents, Financial Statements. The Company has timely filed all reports, schedules, forms, statements and other documents required to be filed by it with the Securities and Exchange Commission (the "Commission") pursuant to the reporting requirements of the Exchange Act, including material filed pursuant to Section 13(a) or 15(d) of the Exchange Act (all of the foregoing including filings incorporated by reference therein being referred to herein as the "Commission Documents"). The Company has delivered or made available to the Purchaser true and complete copies of the Commission Documents filed with the Commission since June 1, 2000 and prior to the Closing Date. The Company has not provided to the Purchaser any information which, according to applicable law, rule or regulation, should have been disclosed publicly by the Company but which has not been so disclosed, other than with respect to the transactions contemplated by this Agreement. The Form 10-KSB for the year ended December 31, 1999 complied in all material respects with the requirements of the Exchange Act and the rules and regulations of the Commission promulgated thereunder and other federal, state and local laws, rules and regulations applicable to such document, and, as of its date, such Form 10-KSB did not contain any untrue statement of a material fact or omit to state a material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they were made, not misleading. The financial statements of the Company included in the Commission Documents complied as to form in all material respects with applicable accounting requirements and the published rules and regulations of the Commission or other applicable rules and regulations with respect thereto. Such financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") applied on a consistent basis during the periods involved (except (i) as may be otherwise indicated in such financial statements or the notes thereto or (ii) in the case of unaudited interim statements, to the extent they may not include footnotes or may be condensed or summary statements), and fairly present in all material respects the financial position of the Company and its subsidiaries as of the dates thereof and the results of operations and cash flows for the periods then ended (subject, in the case of unaudited statements, to normal year-end audit adjustments).

     (g) Subsidiaries. The Commission Documents or Schedule 3.1(g) attached hereto set forth each subsidiary of the Company as of the date hereof, showing the jurisdiction of its incorporation or organization and showing the percentage of each person's ownership of the outstanding stock or other interests of such subsidiary. For the purposes of this Agreement, "subsidiary" shall mean any corporation or other entity of which at least a majority of the securities or other ownership interest having ordinary voting power (absolutely or contingently) for the election of directors or other persons performing similar functions are at the time owned directly or indirectly by the Company and/or any of its other subsidiaries. Except as set forth in the Commission Documents or the Commission Filings, none of such subsidiaries is a "significant subsidiary" as defined in Regulation S-X.

     (h) No Material  Adverse  Change.  Since March 31,  2000,  the
Company has not experienced or suffered any Material Adverse Effect, except continued losses from operations.

     (i) No Undisclosed Liabilities. Neither the Company nor any of its subsidiaries has any liabilities, obligations, claims or losses (whether liquidated or unliquidated, secured or unsecured, absolute, accrued, contingent or otherwise) that would be required to be disclosed on a balance sheet of the Company or any subsidiary (including the notes thereto) in conformity with GAAP and are not disclosed in the Commission Documents or Commission Filings, other than those incurred in the ordinary course of the Company's or its subsidiaries' respective businesses since March 31, 2000 and which, individually or in the aggregate, do not or would not have a Material Adverse Effect.

     (j) No Undisclosed Events or Circumstances. No event or circumstance has occurred or exists with respect to the Company or its subsidiaries or their respective businesses, properties, prospects, operations or financial condition, which, under applicable law, rule or regulation, requires public disclosure or announcement by the Company but which has not been so publicly announced or disclosed and which, individually or in the aggregate, do not or would not have a Material Adverse Effect. (k) Indebtedness. Except as set forth on Schedule 3.1

     (k), the Commission Documents or the Commission Filings set forth as of March 31, 2000 all outstanding secured and unsecured Indebtedness of the Company or any subsidiary, or for which the Company or any subsidiary has commitments. For the purposes of this Agreement, "Indebtedness" shall mean (a) any liabilities for borrowed money or amounts owed in excess of $100,000 (other than trade accounts payable incurred in the ordinary course of business), (b) all guaranties, endorsements and other contingent obligations in respect of Indebtedness of others, whether or not the same are or should be reflected in the Company's balance sheet (or the notes thereto), except guaranties by endorsement of negotiable instruments for deposit or collection or similar transactions in the ordinary course of business; and (c) the present value of any lease payments in excess of $100,000 due under leases required to be capitalized in accordance with GAAP. Neither the Company nor any subsidiary is in default with respect to any Indebtedness.

     (l) Title to Assets. Each of the Company and the subsidiaries has good and marketable title to all of its real and personal property reflected in the Commission Documents, free of any mortgages, pledges, charges, liens, security interests or other encumbrances. All leases of the Company and each of its subsidiaries are valid and subsisting and in full force and effect in all material respects.

     (m) Actions Pending. There is no action, suit, claim, investigation or proceeding pending or, to the knowledge of the Company, threatened against the Company or any subsidiary which questions the validity of this Agreement or the transactions contemplated hereby or any action taken or to be taken pursuant hereto or thereto. Except as set forth in the Commission Documents or the Commission Filings, there is no action, suit, claim, investigation or proceeding pending or, to the knowledge of the Company, threatened, against or involving the Company, any subsidiary or any of their respective properties or assets and which, if adversely determined, is reasonably likely to result in a Material Adverse Effect.

     (n) Compliance with Law. The business of the Company and the subsidiaries has been and is presently being conducted in accordance with all applicable federal, state and local governmental laws, rules, regulations and ordinances, except as set forth in the Commission Documents or the Commission Filings or such that do not cause a Material Adverse Effect. The Company and each of its subsidiaries have all franchises, permits, licenses, consents and other governmental or regulatory authorizations and approvals necessary for the conduct of its business as now being conducted by it, except for such franchises, permits, licenses, consents and other governmental or regulatory authorizations and approvals, the failure to possess which, individually or in the aggregate, could not reasonably be expected to have a Material Adverse Effect.

     (o) Certain Fees. No brokers, finders or financial advisory fees or commissions will be payable by the Company or any subsidiary with respect to the transactions contemplated by this Agreement.

     (p) Disclosure. Neither this Agreement or the Schedules hereto nor any other documents, certificates or instruments furnished to the Purchaser by or on behalf of the Company or any subsidiary in connection with the transactions contemplated by this Agreement contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made herein or therein, in the light of the circumstances under which they were made herein or therein, not misleading.

     (q) Operation of Business. The Company or one of the subsidiaries owns or possesses all patents, trademarks, domain names (whether or not registered) and any patentable improvements or copyrightable derivative works thereof, websites and intellectual property rights relating thereto, service marks, trade names, copyrights, licenses and authorizations as set forth in the Commission Documents or the Commission Filings and all rights with respect to the foregoing, which are necessary for the conduct of its business as now conducted without any conflict with the rights of others, except to the extent set forth in the Commission Documents or that a Material Adverse Effect could not reasonably be expected to result from such conflict.

     (r) Environmental Compliance. The Company and each of its subsidiaries have obtained all material approvals, authorization, certificates, consents, licenses, orders and permits or other similar authorizations of all governmental authorities, or from any other person, that are required under any Environmental Laws. "Environmental Laws" shall mean all applicable laws relating to the protection of the environment including, without limitation, all requirements pertaining to reporting, licensing, permitting, controlling, investigating or remediating emissions, discharges, releases or threatened releases of hazardous substances, chemical substances, pollutants, contaminants or toxic substances, materials or wastes, whether solid, liquid or gaseous in nature, into the air, surface water, groundwater or land, or relating to the manufacture, processing, distribution, use, treatment, storage, disposal, transport or handling of hazardous substances, chemical substances, pollutants, contaminants or toxic substances, material or wastes, whether solid, liquid or gaseous in nature. Except for such instances as would not individually or in the aggregate have a Material Adverse Effect, there are no past or present events, conditions, circumstances, incidents, actions or omissions relating to or in any way affecting the Company or its subsidiaries that violate or could violate any Environmental Law after the Closing or that could give rise to any environmental liability, or otherwise form the basis of any claim, action, demand, suit, proceeding, hearing, study or investigation (i) under any Environmental Law, or
(ii) based on or related to the manufacture, processing, distribution, use, treatment, storage (including without limitation underground storage tanks), disposal, transport or handling, or the emission, discharge, release or threatened release of any hazardous substance.

     (s) Material Agreements. Neither the Company nor any subsidiary is a party to any written or oral contract, instrument, agreement, commitment, obligation, plan or arrangement, a copy of which would be required to be filed with the Commission as an exhibit to a Commission Filing (collectively, "Material Agreements") if the Company or any subsidiary were registering securities under the Securities Act immediately prior to the effectiveness of this Agreement. The Company and each of its subsidiaries has in all material respects performed all the obligations required to be performed by them to date under the foregoing agreements, have received no notice of default and, are not in default under any Material Agreement now in effect.

     (t) Transactions with Affiliates. Except as set forth in the Commission Documents or the Commission Filings, there are no loans, leases, agreements, contracts, royalty agreements, management contracts or arrangements or other continuing transactions exceeding $100,000 between (a) the Company, any subsidiary or any of their respective customers (excluding agreements related to the purchase or lease of the Company's products) or suppliers on the one hand, and (b) on the other hand, any officer, employee, consultant or director of the Company, or any of its subsidiaries, or any person who would be covered by Item 404(a) of Regulation S-K or any corporation or other entity controlled by such officer, employee, consultant, director or person.

     (u) Securities Act of 1933. The Company has complied in all material respects with all applicable federal and state securities laws in connection with the offer, issuance and sale of the Shares hereunder. The Company has not distributed and, prior to the completion of the sale of the Shares to the Purchaser, will not distribute any offering material in connection with the offer and sale of the Shares other than the Registration Statement, the Prospectus or other materials, if any, permitted by the Securities Act.

     (v) No Integrated Offering. Neither the Company, nor any of its affiliates, nor any person acting on its or their behalf has, directly or indirectly, made any offers or sales of any security or solicited any offers or sales of any security or solicited any offers to buy any security, other than pursuant to this Agreement, under circumstances that would require registration of the Common Stock under the Securities Act. Neither the Company nor any of its affiliates nor any person acting on its behalf has conducted or will conduct any general solicitation (as that term is defined in Rule 502(c) of Regulation D) or general advertising with respect to any of the Shares, the Warrants or any of the shares of Common Stock issuable pursuant to exercise of the Warrants.

     (w)Employees. As of the date hereof, neither the Company nor any subsidiary has any collective bargaining arrangements or agreements covering any of its employees, except as set forth in the Commission Documents or the Commission Filings. Each of the Company and its subsidiaries requires its officers, employees and certain consultants to enter into agreements regarding proprietary information, noncompetition, nonsolicitation, confidentiality, or other similar agreements containing restrictive covenants. As of the date hereof, no officer, consultant or key employee of the Company or any subsidiary whose termination, either individually or in the aggregate, could reasonably be expected to have a Material Adverse Effect, has terminated or, to the knowledge of the Company, has any present intention of terminating his or her employment or engagement with the Company or any subsidiary.

     (x) Use of Proceeds. The proceeds from the sale of the Shares will be used by the Company and its subsidiaries for the purposes set forth in the Prospectus under "Use of Proceeds."

     (y) Public Utility Holding Company Act and Investment Company Act Status. The Company is not a "holding company" or a "public utility company" as such terms are defined in the Public Utility Holding Company Act of 1935, as amended. The Company is not, and as a result of and immediately upon Closing will not be, an "investment company" or a company "controlled" by an "investment company," within the meaning of the Investment Company Act of 1940, as amended.

     (z) ERISA. No liability to the Pension Benefit Guaranty Corporation has been incurred with respect to any Plan by the Company or any of its subsidiaries which is or would have a Material Adverse Effect. The execution and delivery of this Agreement and the issue and sale of the Shares will not involve any transaction which is subject to the prohibitions of Section 406 of ERISA or in connection with which a tax could be imposed pursuant to Section 4975 of the Internal Revenue Code of 1986, as amended, provided that, if any of the Purchaser, or any person or entity that owns a beneficial interest in any of the Purchaser, is an "employee pension benefit plan" (within the meaning of Section 3(2) of ERISA) with respect to which the Company is a "party in interest" (within the meaning of Section 3(14) of ERISA), the requirements of Sections 407(d)(5) and 408(e) of ERISA, if applicable, are met. As used in this Section 3.1(y), the term "Plan" shall mean an "employee pension benefit plan" (as defined in Section 3 of ERISA) which is or has been established or maintained, or to which contributions are or have been made, by the Company or any subsidiary or by any trade or business, whether or not incorporated, which, together with the Company or any subsidiary, is under common control, as described in Section 414(b) or (c) of the Code.

     (aa)
Acknowledgment Regarding Purchaser's Purchase of Shares. The Company acknowledges and agrees that the Purchaser is acting solely in the capacity of arm's length purchaser with respect to this Agreement and the transactions contemplated hereunder. The Company further acknowledges that the Purchaser is not acting as a financial advisor or fiduciary of the Company (or in any similar capacity) with respect to this Agreement and the transactions contemplated hereunder and any advice given by the Purchaser or any of its representatives or agents in connection with this Agreement and the transactions contemplated hereunder is merely incidental to the Purchaser's purchase of the Shares.

     Section 3.2 Representations, Warranties and Covenants of the Purchaser. The Purchaser hereby makes the following representations, warranties and covenants to the Company:

     (a) Organization and Standing of the Purchaser. The Purchaser is a limited liability company duly organized, validly existing and in good standing under the laws of the Commonwealth of The Bahamas.

     (b) Authorization and Power. The Purchaser has the requisite corporate power and authority to enter into and perform this Agreement and to purchase the Shares in accordance with the terms hereof. The execution, delivery and performance of this Agreement by Purchaser and the consummation by it of the transactions contemplated hereby have been duly authorized by all necessary corporate action, and no further consent or authorization of the Purchaser, its Board of Directors or stockholders is required. This Agreement has been duly executed and delivered by the Purchaser. This Agreement constitutes a valid and binding obligation of the Purchaser enforceable against the Purchaser in accordance with its terms, except as such enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium, liquidation, conservatorship, receivership, or similar laws relating to, or affecting generally the enforcement of creditor's rights and remedies or by other equitable principles of general application.

     (c)
No Conflicts. The execution, delivery and performance of this Agreement and the consummation by the Purchaser of the transactions contemplated hereby and thereby or relating hereto do not and will not (i) result in a violation of such

Purchaser's charter documents or bylaws or (ii) conflict with, or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of any material agreement, mortgage, deed of trust, indenture, note, bond, license, lease agreement, instrument or obligation to which the Purchaser is a party, (iii) create or impose any lien, charge or encumbrance on any property of the Purchaser under any agreement or any commitment to which the Purchaser is party or by which the Purchaser is on or by which any of its respective properties or assets are bound or (iv) result in a violation of any law, rule or regulation, or any order, judgment or decree of any court or governmental agency applicable to the Purchaser or its properties, except for such conflicts, defaults and violations as would not, individually or in the aggregate, prohibit or otherwise interfere with the ability of the Purchaser to enter into and perform its obligations under this Agreement in any material respect. The Purchaser is not required to obtain any consent, authorization or order of, or make any filing or registration with, any court or governmental agency in order for it to execute, deliver or perform any of its obligations under this Agreement or to purchase the Shares in accordance with the terms hereof, provided that for purposes of the representation made in this sentence, the Purchaser is assuming and relying upon the accuracy of the relevant representations and agreements of the Company herein.

     (d) Information. The Purchaser and its advisors, if any, have been furnished with all materials relating to the business, finances and operations of the Company and materials relating to the offer and sale of the Shares which have been requested by the Purchaser. The Purchaser and its advisors, if any, have been afforded the opportunity to ask questions of the Company. The Purchaser has sought such accounting, legal and tax advice as it has considered necessary to make an informed investment decision with respect to its acquisition of the Shares. Purchaser understands that it (and not the Company) shall be responsible for its own tax liabilities that may arise as a result of this investment or the transactions contemplated by this Agreement.

     (e) Acquisition for Investment. The Purchaser is purchasing the Shares solely for its own account for the purpose of investment and not with a view to or for sale in connection with a distribution. The Purchaser has no present intention to sell the Shares, nor a present arrangement (whether or not legally binding) to effect any distribution of the Shares to or through any person or entity; provided, however, that by making the representations herein, the Purchaser does not agree to hold the Common Stock for any minimum or other specific term and reserves the right to dispose of the Common Stock at any time in accordance with federal and state securities laws applicable to such disposition.

     (f) Sophisticated Investor. The Purchaser is a sophisticated investor (as described in Rule 506(b) (2) (ii) of Regulation D) and an accredited investor (as defined in Rule 501 of Regulation D), and the Purchaser has such experience in business and financial matters that it is capable of evaluating the merits and risks of an investment in Common Stock. The Purchaser acknowledges that an investment in the Common Stock is speculative and involves a high degree of risk.

     (h) General. The Purchaser understands that the Shares are being offered and sold in reliance on a transactional exemption from the registration requirement of federal and state securities laws and the Company is relying upon the truth and accuracy of the representations, warranties, agreements, acknowledgments and understandings of the Purchaser set forth herein in order to determine the applicability of such exemptions and the suitability of the Purchaser to acquire the Shares.

                                    ARTICLE IV

                                    Covenants

         The Company covenants with the Purchaser as follows, which covenants are for the benefit of the Purchaser and its permitted assignees (as defined herein).

     Section 4.1 Securities. The Company shall notify the Commission and the
OTC Bulletin Board or an Alternate Market, if applicable, in accordance with their rules and regulations, of the transactions contemplated by this Agreement, and shall take all other necessary actions and proceedings as may be required and permitted by applicable law, rule and regulation, for the legal and valid issuance of the Shares to the Purchaser and the resale of the Shares by the Purchaser.

     Section 4.2 Registration and Listing. The Company will take all action necessary to cause its Common Stock to be registered under Sections 12(b) or 12(g) of the Exchange Act, will comply in all respects with its reporting and filing obligations under the Exchange Act, and will not take any action or file any document (whether or not permitted by the Securities Act or the rules promulgated thereunder) to terminate or suspend such registration or to terminate or suspend its reporting and filing obligations under the Exchange Act or Securities Act, except as permitted herein. The Company will take all action necessary to continue the listing or trading of its Common Stock and the listing of the Shares purchased by Purchaser hereunder on the OTC BB or an Alternate Market, if applicable, and will comply in all respects with the Company's reporting, filing and other obligations under the bylaws or rules of the OTC BB or an Alternate Market.

     Section 4.3  Registration  Statement.

     (a) On or before August 7, 2000 (the "Filing Date"), the Company shall cause to be filed with the Commission a Registration Statement on Form SB-2 (or any other comparable form) to register for resale the Shares (pursuant to a Draw Down or the exercise of any Warrant) to be purchased by the Purchaser pursuant to this Agreement. The Company shall use its reasonable best efforts to take all steps necessary to cause the Registration Statement to be declared effective by November 6, 2000, but in no event later than 120 days after the Filing Date.

     (b) Before the Purchaser shall be obligated to accept any Draw
Down request from the Company, the Company shall have caused a sufficient number of shares of Common Stock to be registered to cover the Shares to be issued in connection with such Draw Down request (including any Warrants to be exercised in connection therewith).

     (c) The Company shall file a prospectus supplement to its then current Registration Statement on the first business day immediately following the end of each Settlement Period, and will deliver a prospectus and a prospectus supplement to the Purchaser on the corresponding Settlement Date.

     Section 4.4 Compliance with Laws. The Company shall comply, and cause each subsidiary to comply, with all applicable laws, rules, regulations and orders, noncompliance with which could reasonably be expected to have a Material Adverse Effect.

     Section 4.5 Keeping of Records and Books of Account. The Company shall keep and cause each subsidiary to keep adequate records and books of account, in which complete entries will be made in accordance with GAAP consistently applied, reflecting all financial transactions of the Company and its subsidiaries, and in which, for each fiscal year, all proper reserves for depreciation, depletion, obsolescence, amortization, taxes, bad debts and other purposes in connection with its business shall be made.

     Section 4.6 Reporting Requirements. Upon written request, the Company shall furnish the following to the Purchaser so long as such Purchaser shall be obligated hereunder to purchase Shares:

     (a) Quarterly Reports filed with the Commission on Form 10-QSB as soon as available, and in any event within 45 days after the end of each of the first three fiscal quarters of the Company; and

     (b) Annual Reports filed with the Commission on Form 10-KSB as soon as available, and in any event within 90 days after the end of each fiscal year of the Company.

     Section 4.7 Other Agreements. The Company may enter into any other financing agreement during a Draw Down Pricing Period (an "Other Financing"); provided, however, that such financing shall not be for securities convertible or exchangeable into Common Stock at a future market price or at a price determined at a discount to market or contain any repricing or reset provisions based on a future market price. If the Company enters into an Other Financing, the Purchaser shall have the option (the "Purchase Option"), which option shall be exercised within five (5) calendar days of the date the Purchaser gives such consent, to (i) purchase up to the same number of shares of Common Stock issued or to be issued in the Other Financing at the price and on such terms of the Other Financing, or (ii) elect not to purchase any Shares during such Draw Down Pricing Period. If the Purchaser does not exercise its Purchase Option in writing before 5 p.m., eastern time, on such fifth (5th) calendar day following the Purchaser's consent to the applicable Other Financing, the Company shall have the right to close such Other Financing on the scheduled closing date with a third party; provided that all of the financial terms and conditions of such closing are the same as those provided to the Purchaser prior to the Purchaser giving its consent to such Other Financing.

     Section 4.8 Non-Public Information. Neither the Company nor any of its directors, officers or agents shall disclose any material non-public information about the Company to the Purchaser.

     Section 4.9 No Stop Orders. The Company will advise the Purchaser promptly and, if requested by the Purchaser, will confirm such advice in writing: (i) of its receipt of notice of any request by the Commission for amendment of or a supplement to the Registration Statement, any Prospectus or for additional information; (ii) of its receipt of notice of the issuance by the Commission of any stop order suspending the effectiveness of the Registration Statement or of the suspension of qualification of the Shares for offering or sale in any jurisdiction or the initiation of any proceeding for such purpose; and (iii) of its becoming aware of the happening of any event, which makes any statement of a material fact made in the Registration Statement or the Prospectus (as then amended or supplemented) untrue or which requires the making of any additions to or changes in the Registration Statement or the Prospectus (as then amended or supplemented) in order to state a material fact required by the Securities Act or the regulations thereunder to be stated therein or necessary in order to make the statements therein not misleading, or of the necessity to amend or supplement the Prospectus (as then amended or supplemented) to comply with the Securities Act or any other law. If at any time the Commission shall issue any stop order suspending the effectiveness of the Registration Statement, the Company will make commercially reasonable efforts to obtain the withdrawal of such order at the earliest possible time.

     Section 4.10 Amendments to the Registration Statement. The Company will not
(i) file any amendment to the Registration Statement or make any amendment or supplement to the Prospectus of which the Purchaser shall not previously have been advised or to which the Purchaser shall reasonably object after being so advised or (ii) so long as, in the reasonable opinion of counsel for the Purchaser, a Prospectus is required to be delivered in connection with sales by any Purchaser or dealer, file any information, documents or reports pursuant to the Exchange Act without delivering a copy of such information, documents or reports to the Purchaser promptly following such filing.

     Section 4.11 Prospectus Delivery. Prior to any Settlement Date, the Company will deliver to the Purchaser, without charge, in such quantities as reasonably requested by the Purchaser, copies of each form of Prospectus. As soon after the Registration Statement has been declared effective by the Commission and thereafter from time to time for such period as in the opinion of counsel for the Purchaser a prospectus is required by the Securities Act to be delivered in connection with sales by the Purchaser, the Company will expeditiously deliver to the Purchaser, without charge, as many copies of the Prospectus (and of any amendment or supplement thereto) as the Purchaser may reasonably request. The Company consents to the use of the Prospectus (and of any amendment or supplement thereto) in accordance with the provisions of the Securities Act and with the securities or Blue Sky laws of the jurisdictions in which the Shares may be sold by the Purchaser, in connection with the offering and sale of the Shares and for such period of time thereafter as the Prospectus is required by the Securities Act to be delivered in connection with sales of the Shares. If during such period of time any event shall occur that in the judgment of the Company or in the opinion of counsel for the Purchaser is required to be set forth in the Prospectus (as then amended or supplemented) or should be set forth therein in order to make the statements therein, in the light of the circumstances under which they were made, not misleading, or if it is necessary to supplement or amend the Prospectus to comply with the Securities Act or any other law, the Company will forthwith prepare and, subject to the provisions of Section 4.10 above, file with the Commission an appropriate supplement or amendment thereto, and will expeditiously furnish to the Purchaser a reasonable number of copies thereof. The Company shall file a prospectus supplement to its current Registration Statement on the first business day immediately following the end of each Settlement Period, and the Company shall deliver to the Purchaser an appropriate Prospectus and prospectus supplement on each Settlement Date.

     Section 4.12 Legends. The certificates evidencing the Shares and the shares of Common Stock issuable upon exercise of the Warrants shall be free of legends, except as provided for in Article VII.

                                   ARTICLE V

                      Conditions to Closing and Draw Downs

Section 5.1 Conditions Precedent to the Obligation of the Company to Close this Agreement. The obligation hereunder of the Company to enter into this Agreement is subject to the satisfaction or waiver, at or before the Closing, of each of the conditions set forth below. These conditions are for the Company's sole benefit and may be waived by the Company at any time in its sole discretion.

     (a)No Injunction. No statute, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by any court or governmental authority of competent jurisdiction which prohibits the consummation of any of the transactions contemplated by this Agreement.

     (d)  No  Proceedings  or  Litigation.   No  action,   suit  or
proceeding before any arbitrator or any governmental authority shall have been commenced, and no investigation by any governmental authority shall have been threatened, against the Company or any subsidiary, or any of the officers, directors or affiliates of the Company or any subsidiary seeking to restrain, prevent or change the transactions contemplated by this Agreement, or seeking damages in connection with such transactions.

     Section 5.2 Conditions Precedent to the Obligation of the Purchaser to Close this Agreement. The obligation hereunder of the Purchaser to enter this Agreement is subject to the satisfaction or waiver, at or before the Closing, of each of the conditions set forth below. These conditions are for the Purchaser's sole benefit and may be waived by the Purchaser at any time in its sole discretion.

     (a) No Injunction. No statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by any court or governmental authority of competent jurisdiction which prohibits the consummation of any of the transactions contemplated by this Agreement.

     (b) No Proceedings or Litigation. No action, suit or proceeding before any arbitrator or any governmental authority shall have been commenced, and no investigation by any governmental authority shall have been threatened, against the Company or any subsidiary, or any of the officers, directors or affiliates of the Company or any subsidiary seeking to restrain, prevent or change the transactions contemplated by this Agreement, or seeking damages in connection with such transactions.

     (c) Opinion of Counsel, etc. At the Closing, the Purchaser shall have received an opinion of counsel to the Company, dated the date of Closing, in the form of Exhibit A hereto, and such other certificates and documents as the Purchaser or its counsel shall reasonably require incident to the Closing.

     Section 5.3 Conditions Precedent to the Obligation of the Purchaser to Accept a Draw Down and Purchase the Shares. The obligation hereunder of the Purchaser to accept a Draw Down request and to acquire and pay for the Shares is subject to the satisfaction or waiver, at or before the date of each Draw Down request (the "Draw Down Exercise Date"), of each of the conditions set forth below. The conditions are for the Purchaser's sole benefit and may be waived by the Purchaser at any time in its sole discretion.

     (a) Accuracy of the Company's Representations and Warranties. Each of the representations and warranties of the Company shall be true and correct in all material respects as of the date when made and as of the Draw Down Exercise Date as though made at that time except for representations and warranties that speak as of a particular date.

     (b) Effective Registration Statement. The Registration Statement registering the Shares shall have been declared effective by the Commission prior to the initial Draw Down Exercise Date, and such Registration Statement shall remain effective on each Settlement Date, and shall be amended or supplemented, as required, to disclose the sale of the Shares at least one (1) trading day prior to each Settlement Date, and the Company shall have delivered to the Purchaser an appropriate Prospectus on each Settlement Date.

     (c) No Suspension. Trading in the Company's Common Stock shall not have been suspended by the Commission or the OTC BB or an Alternate Market (except for any suspension of trading of limited duration agreed to by the Company, which suspension shall be terminated prior to each Draw Down request), and, at any time prior to such request, trading in securities generally as reported on the OTC BB or an Alternate Market shall not have been suspended or limited, or minimum prices shall not have been established on securities whose trades are reported by the American Stock Exchange, or on the New York Stock Exchange, nor shall a banking moratorium have been declared either by the United States or New York State authorities, nor shall there have occurred any material outbreak or escalation of hostilities or other national or international calamity or crisis of such magnitude in its effect on, or any material adverse change in any financial market which, in each case, in the judgment of the Purchaser, makes it impracticable or inadvisable to purchase the Shares. The Common Stock shall not have been delisted from the OTC Bulletin Board or an Alternate Market.

     (d) Performance by the Company. The Company shall have performed, satisfied and complied in all material respects with all covenants, agreements and conditions required by this Agreement to be performed, satisfied or complied with by the Company at or prior to the Closing. The Company shall have issued transfer agent instructions to its transfer agent, and an original copy of the transfer agent instructions shall have been signed by the transfer agent as acknowledged and agreed.

     (e) No Injunction. No statute, rule, regulation, executive order, decree, ruling or injunction shall have been enacted, entered, promulgated or endorsed by any court or governmental authority of competent jurisdiction which prohibits the consummation of any of the transactions contemplated by this Agreement.

     (f) No Proceedings or Litigation. No action, suit or proceeding before any arbitrator or any governmental authority shall have been commenced, and no investigation by any governmental authority shall have been threatened, against the Company or any subsidiary, or any of the officers, directors or affiliates of the Company or any subsidiary seeking to restrain, prevent or change the transactions contemplated by this Agreement, or seeking damages in connection with such transactions.

     (g) Material Adverse Effect; Material Change in Ownership. No Material Adverse Effect and no Material Change in Ownership shall have occurred.

     (h) Ten Percent Limitation. On each Settlement Date, the number of Shares then to be purchased by the Purchaser shall not exceed the number of such shares that, when aggregated with all other shares of Common Stock then owned by the Purchaser beneficially or deemed beneficially owned by the Purchaser, would result in the Purchaser owning more than 9.9% of all of such Common Stock as would be outstanding on such Settlement Date, as determined in accordance with
Section 16 of the Exchange Act and the regulations promulgated thereunder. For purposes of this Section 5.3(h), in the event that the amount of Common Stock outstanding as determined in accordance with Section 16 of the Exchange Act and the regulations promulgated thereunder is greater on a Settlement Date than on the date upon which the Draw Down Notice associated with such Settlement Date is given, the amount of Common Stock outstanding on such Settlement Date shall govern for purposes of determining whether the Purchaser, when aggregating all purchases of Common Stock made pursuant to this Agreement would own more than 9.9% of the Common Stock following such Settlement Date.

     (i) No Knowledge. The Company shall have no knowledge of any event more likely than not to have the effect of causing the Registration Statement to be suspended or otherwise ineffective (which event is more likely than not to occur within the 25 trading days following the trading day on which the Draw Down Notice is deemed delivered.)

     (j) Other. On each Settlement Date, the Purchaser shall have received a certificate in substantially the form and substance of Exhibit B hereto, executed by an executive officer of the Company to the effect that all the conditions to such Settlement Date shall have been satisfied as at the date of each such certificate.

                                  ARTICLE VI

                                 Draw Down Terms

     Section 6.1 Draw Down Terms. Subject to the satisfaction of the conditions set forth in this Agreement, the parties agree as follows:

     (a) The Company, may, in its sole discretion, issue a Draw Down Notice with respect to a draw down (a "Draw Down") of $100,000 if the Threshold Price is equal to $1.00, and an additional $50,000 for every $0.50 increase of the Threshold Price above $1.00 up to $3.50 for a maximum Draw Down Amount of $350,000, which Draw Down Amount may be increased to a maximum of $612,500 in accordance with clause (l) of this Section 6.1, and which Draw Down the Purchaser will be obligated to accept. Prior to issuing any Draw Down Notice, the Company shall have Shares representing at least the Draw Down Amount registered under the Registration Statement.

     (b) The number of Shares to be issued in connection with each Draw Down shall be equal to the sum of the quotients (for each trading day of the Draw Down Pricing Period for which the VWAP equals or exceeds the Threshold Price) of
(x) 1/20th (or such other fraction based upon the agreed upon Draw Down Pricing Period) of the Draw Down Amount divided by (y) (A) the applicable Draw Down Discount Percentage multiplied by (B) the VWAP for such day.

     (c) Only one Draw Down shall be allowed in each Draw Down Pricing Period. Each Draw Down Pricing Period shall consist of two (2) periods of ten (10) consecutive trading days (each, a "Settlement Period").

     (d) The number of Shares purchased by the Purchaser with respect to each Draw Down shall be determined on a daily basis during each Draw Down Pricing Period and settled on the second business day following the end of each Settlement Period (the "Settlement Date").

     (e) There shall be a minimum of five (5) trading days (or such other number of trading days mutually agreed upon by the Purchaser and the Company) between Draw Downs.


     (f) There shall be a maximum of twelve (12) Draw Downs during the term of this Agreement.

     (g) Each Draw Down will expire on the last trading day of each Draw Down Pricing Period.

     (h) For each trading day during the Draw Down Pricing Period that the VWAP is at or above the Threshold Price, 1/20th (or such other fraction based upon the agreed upon Draw Down Pricing Period) of the Draw Down Amount shall be allocated to purchase Shares at a price equal to the product of (x) the Draw Down Discount Percentage multiplied by (y) the VWAP for such day. If the VWAP on a given trading day is less than the Threshold Price, then the amount of the Draw Down for the relevant Draw Down Pricing Period shall be reduced by 1/20th (or such other fraction, based upon the agreed upon Draw Down

Pricing Period). At no time shall the Threshold Price be set below $1.00 unless agreed upon by both parties. If trading in the Company's Common Stock is suspended for any reason for more than three (3) hours in any trading day, the price of the Common Stock shall be deemed to be below the Threshold Price for that trading day and the Draw Down Amount for the relevant Draw Down Pricing Period will be reduced by 1/20th.

     (i) The Company must inform the Purchaser via facsimile transmission as to the Draw Down Amount the Company wishes to exercise before commencement of trading on the first trading day of the Draw Down Pricing Period (the "Draw Down Notice"), substantially in the form attached hereto as Exhibit C. In addition to the Draw Down Amount, the Company shall set the Threshold Price and shall designate the first trading day of the Draw Down Pricing Period with each Draw Down Notice.

     (j) On each Settlement Date, the Company shall deliver the Shares purchased by the Purchaser during the Settlement Period to the Purchaser or its designees via the Purchaser's prime broker account through its Deposit Withdrawal Agent Commission system (DWAC), and upon receipt of the Shares, the Purchaser shall cause payment therefor to be made to the Company's designated account by wire transfer of immediately available funds provided that the Shares are received by the Purchaser no later than 1:00 p.m., eastern time, or next day available funds if the Shares are received thereafter.

     (k) If on the Settlement Date, the Company fails to deliver the Shares to be purchased by the Purchaser, and such failure continues for ten (10) trading days, the Company shall pay, in cash or restricted shares of Common Stock (subject to the Company's compliance with applicable securities laws), at the option of the Purchaser, as liquidated damages and not as a penalty, to the Purchaser an amount equal to two percent (2%) of the Draw Down Amount for the initial thirty (30) days and each additional thirty (30) day period thereafter until such failure has been cured, which shall be pro rated for such periods less than thirty (30) days (the "Periodic Amount"). Cash payments to be made pursuant to this Section 6.1(k) shall be due and payable immediately upon demand in immediately available cash funds. Certificates evidencing the restricted shares of Common Stock shall be delivered immediately upon demand. The parties agree that the Periodic Amount represents a reasonable estimate on the part of the parties, as of the date of this Agreement, of the amount of damages that may be incurred by the Purchaser if the Company fails to deliver the Shares on the Settlement Date. If the Purchaser elects to receive shares of Common Stock instead of cash, the Purchaser shall have the right to demand registration once within twelve (12) months of the date of issuance of such shares of Common Stock and piggyback registration rights if the Company files a separate registration statement.

     (l) Average Volume Option. Upon receipt of a Draw Down Notice, the Purchaser, in its sole discretion, may increase the Draw Down Amount stated in such Draw Down Notice by (i) 25% if the average volume for the 10 trading days preceding the date of the Draw Down Notice of the Company's Common Stock (the "Average Volume") exceeds 200,000 shares per day; (ii) 50% if the Average Volume exceeds 400,000 shares per day; and 75% if the Average Volume exceeds 600,000 shares per day.

     (m) Escrow. Prior to issuing a Draw Down Notice, the Company shall place in escrow, with an entity designated by the Purchaser (the "Escrow Agent"), such number of shares of Common Stock as will equal the maximum number of Shares which the Purchaser could purchase during the Draw Down Pricing Period. The shares of Common Stock subject to such escrow shall be released by the Escrow Agent to the Purchaser only in the event the Company fails to deliver the Shares on the relevant Settlement Date. The Purchaser's obligation to purchase the Shares on the Settlement Date shall be contingent upon the fulfillment of the Company of the escrow requirements contained in this Section 6.1(m). The Purchaser may, at its sole discretion, waive the escrow requirements contained in this Section 6.1(m) at any time prior to the relevant Settlement Date.

                                   ARTICLE VII

                                     Legends

     Section 7.1 Legend. Unless otherwise provided below, each certificate representing the Shares and the shares of Common Stock issuable upon exercise of the Warrants shall be stamped or otherwise imprinted with a legend substantially in the following form (the "Legend"):

          THESE SECURITIES REPRESENTED BY THIS CERTIFICATE (THE "SECURITIES") HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") OR ANY STATE SECURITIES LAWS AND MAY NOT BE SOLD, TRANSFERRED OR OTHERWISE DISPOSED OF UNLESS REGISTERED UNDER THAT ACT AND UNDER APPLICABLE STATE SECURITIES LAWS OR MAGNITUDE INFORMATION SYSTEMS, INC. (THE "COMPANY") SHALL HAVE RECEIVED AN OPINION OF ITS COUNSEL THAT REGISTRATION OF SUCH SECURITIES UNDER THAT ACT AND UNDER THE PROVISIONS OF APPLICABLE STATE SECURITIES LAWS IS NOT REQUIRED.


         As soon as practicable after the execution and delivery hereof, the Company shall issue to the transfer agent instructions in substantially the form of Exhibit D hereto. Such instructions shall be irrevocable by the Company from and after the date thereof or from and after the issuance thereof. It is the intent and purpose of such instructions, as provided therein, to require the transfer agent to issue to the Purchaser, at the Purchaser's option, via DWAC or in the form of certificates evidencing the Shares incident to a Draw Down and issued on a Settlement Date, free of the Legend, without consultation by the transfer agent with the Company or its counsel and without the need for any further advice or instruction or documentation to the Transfer Agent by or from the Company or its counsel or the Purchaser; provided, that (a) the Registration Statement shall then be effective, (b) the Purchaser confirms to the transfer agent and the Company that it has or intends to sell such Shares to a third party that is not an affiliate of the Purchaser or the Company and the Purchaser agrees to redeliver the certificate representing such Shares to the transfer agent to add the Legend in the event the Shares are not sold, and (c) if reasonably requested by the transfer agent or the Company, the Purchaser confirms to the transfer agent and the Company that the Purchaser has complied with the prospectus delivery requirement under the Securities Act. At any time after the date the Registration Statement has been declared effective by the Commission, upon surrender of one or more certificates evidencing Common Stock that bear the Legend, to the extent accompanied by a notice requesting the issuance of new certificates free of the Legend to replace those surrendered, the transfer agent shall reissue such shares of common stock via DWAC or free of Legend. If the transfer agent fails to deliver the Shares on the Settlement Date, then the Company shall pay liquidated damages to the Purchaser in the amount of 2% of the purchase price of the Shares to be delivered on such Settlement Date.

     Section 7.2 No Other Legend or Stock Transfer Restrictions. No legend other than the one specified in Section 7.1 has been or shall be placed on the share certificates representing the Shares and the shares of Common Stock issuable upon exercise of the Warrants and no instructions or "stop transfer orders," so called, "stock transfer restrictions," or other restrictions have been or shall be given to the Company's transfer agent with respect thereto other than as expressly set forth in this Article VII.

     Section 7.3 Purchaser's Compliance. Nothing in this Article VII shall affect in any way the Purchaser's obligations under any agreement to comply with all applicable securities laws upon resale of the Shares and the shares of Common Stock issuable upon exercise of the Warrants.

                                  ARTICLE VIII

                                   Termination

     Section 8.1 Termination by Mutual Consent. The term of this Agreement shall be fifteen (15) months from the date on which the Commission declares the Registration Statement effective (the "Investment Period"). This Agreement may be terminated at any time by mutual consent of the parties.

     Section 8.2 Other Termination. The Purchaser may terminate this Agreement upon one (1) day's notice (v) if the Company issues convertible debentures or enters an equity financing facility without the Purchaser's prior written consent, or (w) if an event resulting in a Material Adverse Effect or a Material Change of Control in Ownership has occurred, or (x) the Registration Statement is not declared effective within 120 days following the Filing Date, or (y) there shall occur any stop order or suspension of the effectiveness of the Registration Statement for an aggregate of five (5) trading days during the Investment Period, for any reason other than deferrals or suspension during a blackout period as a result of corporate developments subsequent to the Closing Date that would require such Registration Statement to be amended to reflect such event in order to maintain its compliance with the disclosure requirements of the Securities Act, or (z) the Company shall at any time fail to comply with the requirements of Section 4.2, 4.3 or 4.4 hereof.

     Section 8.3 Effect of Termination. In the event of termination by the Company or the Purchaser, written notice thereof shall forthwith be given to the other party and the transactions contemplated by this Agreement shall be terminated without further action by either party. If this Agreement is terminated as provided in Section 8.1 or 8.2 herein, this Agreement shall become void and of no further force and effect, except as provided in
Section 10.9. Nothing in this Section 8.3 shall be deemed to release the Company or the Purchaser from any liability for any breach under this Agreement, or to impair the rights of the Company and the Purchaser to compel specific performance by the other party of its obligations under this Agreement.

                                   ARTICLE IX

                                 Indemnification

     Section 9.1     General Indemnity.

     (a) Indemnification by the Company. The Company will indemnify and hold harmless the Purchaser and each person, if any, who controls the Purchaser within the meaning of Section 15 of the Securities Act or Section 20(a) of the Exchange Act from and against any losses, claims, damages, liabilities and expenses (including reasonable costs of defense and investigation and all reasonable attorney's fees) to which the Purchaser and each person, if any, who controls the Purchaser may become subject, under the Securities Act or otherwise, insofar as such losses, claims, damages, liabilities and expenses (or actions in respect thereof) arise out of or are based upon, (i) any untrue statement or alleged untrue statement of a material fact contained, or incorporated by reference, in the Registration Statement or the Prospectus relating to the shares being sold to the Purchaser, or any amendment or supplement to it, or (ii) the omission or alleged omission to state in that Registration Statement or any document incorporated by reference in the Registration Statement, a material fact required to be stated therein or necessary to make the statements therein not misleading, provided that the Company shall not be liable under this Section 9.1(a) to the extent that a court of competent jurisdiction shall have determined by a final judgment that such loss, claim, damage, liability or action resulted directly from any such acts or failures to act, undertaken or omitted to be taken by the Purchaser or such person through its bad faith or willful misconduct; provided, however, that the foregoing indemnity shall not apply to any loss, claim, damage, liability or expense to the extent, but only to the extent, arising out of or based upon any untrue statement or alleged untrue statement or omission or alleged omission made in reliance upon and in conformity with written information furnished to the Company by the Purchaser expressly for use in the Registration Statement, any preliminary prospectus or the Prospectus (or any amendment or supplement thereto).
         The Company will reimburse the Purchaser and each such controlling person promptly upon demand for any legal or other costs or expenses reasonably incurred by the Purchaser or the controlling person in investigating, defending against, or preparing to defend against any such claim, action, suit or proceeding, except that the Company will not be liable to the extent a claim or action which results in a loss, claim, damage, liability or expense arises out of, or is based upon, an untrue statement, alleged untrue statement, omission or alleged omission, included in the Registration Statement or any Prospectus in reliance upon, and in conformity with, written information furnished by the Purchaser to the Company for inclusion in the Registration Statement or Prospectus.

     (b) Indemnification by the Purchaser. The Purchaser will indemnify and hold harmless the Company, each of its directors and officers, and each person, if any, who controls the Company within the meaning of Section 15 of the Securities Act or Section 20(a) of the Exchange Act from and against any expenses (including reasonable costs of defense and investigation and all reasonable attorneys fees) to which the Company and any director or officer of the Company and each person, if any, who controls the Company may become subject, under the Securities Act or otherwise, insofar as such losses, claims, damages, liabilities and expenses (or actions in respect thereof) arise out of or are based upon, (i) any untrue statement or alleged untrue statement of a material fact contained in any Prospectus or (ii) the omission or alleged omission to state in the Registration Statement or any Prospectus a material fact required to be stated therein or necessary to make the statements therein not misleading, to the extent, but only to the extent, the untrue statement, alleged untrue statement, omission or alleged omission was made in reliance upon, and in conformity with, written information furnished by the Purchaser to the Company for inclusion in the Registration Statement or Prospectus, and the Purchaser will reimburse the Company and each such director, officer or controlling person promptly upon demand for any legal or other costs or expenses reasonably incurred by the Company or the other person in investigating, defending against, or preparing to defend against any such claim, action, suit or proceeding.

     Section 9.2 Indemnification Procedures.  Promptly after a person receives notice of a claim or the commencement of an action for which the person intends to seek indemnification under paragraph (a) or (b) of Section 9.1, the person will notify the indemnifying party in writing of the claim or commencement of the action, suit or proceeding, but failure to notify the indemnifying party will not relieve the indemnifying party from liability under paragraph (a) or (b) of Section 9.1, except to the extent it has been materially prejudiced by the failure to give notice. The indemnifying party will be entitled to participate in the defense of any claim, action, suit or proceeding as to which indemnification is being sought, and if the indemnifying party acknowledges in writing the obligation to indemnify the party against whom the claim or action is brought, the indemnifying party may (but will not be required to) assume the defense against the claim, action, suit or proceeding with counsel satisfactory to it. After an indemnifying party notifies an indemnified party that the indemnifying party wishes to assume the defense of a claim, action, suit or proceeding the indemnifying party will not be liable for any legal or other expenses incurred by the indemnified party in connection with the defense against the claim, action, suit or proceeding except that if, in the opinion of counsel to the indemnifying party, one or more of the indemnified parties should be separately represented in connection with a claim, action, suit or proceeding the indemnifying party will pay the reasonable fees and expenses of one separate counsel for the indemnified parties. Each indemnified party, as a condition to receiving indemnification as provided in Paragraph (a) or (b) or Section 9.1, will cooperate in all reasonable respects with the indemnifying party in the defense of any action or claim as to which indemnification is sought. No indemnifying party will be liable for any settlement of any action effected without its prior written consent. No indemnifying party will, without the prior written consent of the indemnified party, effect any settlement of a pending or threatened action with respect to which an indemnified party is, or is informed that it may be, made a party and for which it would be entitled to indemnification, unless the settlement includes an unconditional release of the indemnified party from all liability and claims which are the subject matter of the pending or threatened action.

         If for any reason the indemnification provided for in this Agreement is not available to, or is not sufficient to hold harmless, an indemnified party in respect of any loss or liability referred to in paragraph (a) or (b) of Section 9.1, each indemnifying party will, in lieu of indemnifying the indemnified party, contribute to the amount paid or payable by the indemnified party as a result of the loss or liability, (i) in the proportion which is appropriate to reflect the relative benefits received by the indemnifying party on the one hand and by the indemnified party on the other from the sale of stock which is the subject of the claim, action, suit or proceeding which resulted in the loss or liability or (ii) if that allocation is not permitted by applicable law, in such proportion as is appropriate to reflect not only the relative benefits of the sale of stock, but also the relative fault of the indemnifying party and the indemnified party with respect to the statements or omissions which are the subject of the claim, action, suit or proceeding that resulted in the loss or liability, as well as any other relevant equitable considerations.

                                   ARTICLE X

                                  Miscellaneous

     Section  10.1 Fees and  Expenses.  Except as set forth in  Article  IX, the
Company shall pay (i) all reasonable fees and expenses related to the transactions contemplated by this Agreement; provided, that the Company shall pay, at the Closing, all reasonable attorneys fees and expenses (exclusive of disbursements and out-of-pocket expenses and reasonably itemized) incurred by the Purchaser up to $50,000 in connection with the preparation, negotiation, execution and delivery of this Agreement, (ii) all reasonable fees and expenses incurred by the Purchaser in connection with any amendments, modifications or waivers of this Agreement or incurred in connection with the enforcement of this Agreement, including, without limitation, all reasonable attorneys fees and expenses, and (iii) all stamp or other similar taxes and duties levied in connection with issuance of the Shares pursuant hereto. In addition, if by the seven (7) month anniversary of the commencement of the Investment Period the Company has not requested Draw Down Amounts in an aggregate of $500,000, the Company in its sole and absolute discretion shall either (x) pay to the Purchaser a fee equal to $24,000 in cash or immediately available funds; or (y) issue warrants to the Purchaser to purchase 24,000 shares of the Company's Common Stock at an exercise price of 110% of the VWAP of the Common Stock on the Closing Date.

     Section 10.2       Specific Enforcement, Consent to Jurisdiction.

     (a) The Company and the Purchaser acknowledge and agree that irreparable damage would occur in the event that any of the provisions of this Agreement were not performed in accordance with their specific terms or were otherwise breached. It is accordingly agreed that the parties shall be entitled to an injunction or injunctions to prevent or cure breaches of the provisions of this Agreement and to enforce specifically the terms and provisions hereof or thereof, this being in addition to any other remedy to which any of them may be entitled by law or equity.

     (b) Each of the Company and the Purchaser (i) hereby irrevocably submits to the jurisdiction of the United States District Court and other courts of the United States sitting in the State of New York for the purposes of any suit, action or proceeding arising out of or relating to this Agreement and (ii) hereby waives, and agrees not to assert in any such suit, action or proceeding, any claim that it is not personally subject to the jurisdiction of such court, that the suit, action or proceeding is brought in an inconvenient forum or that the venue of the suit, action or proceeding is improper. Each of the Company and the Purchaser consents to process being served in any such suit, action or proceeding by mailing a copy thereof to such party at the address in effect for notices to it under this Agreement and agrees that such service shall constitute good and sufficient service of process and notice thereof. Nothing in this
Section 10.2 shall affect or limit any right to serve process in any other manner permitted by law.

     Section 10.3 Entire Agreement; Amendment. This Agreement contains the entire understanding of the parties with respect to the matters covered hereby and, except as specifically set forth herein, neither the Company nor the Purchaser makes any representations, warranty, covenant or undertaking with respect to such matters. No provision of this Agreement may be waived or amended other than by a written instrument signed by the party against whom enforcement of any such amendment or waiver is sought.

     Section 10.4 Notices. Any notice, demand, request, waiver or other communication required or permitted to be given hereunder shall be in writing and shall be effective (a) upon hand delivery, by telex (with correct answer back received), telecopy or facsimile at the address or number designated below (if delivered on a business day during normal business hours where such notice is to be received), or the first business day following such delivery (if delivered other than on a business day during normal business hours where such notice is to be received) or (b) on the second business day following the date of mailing by express courier service, fully prepaid, addressed to such address, or upon actual receipt of such mailing, whichever shall first occur. The addresses for such communications shall be:


If to the Company:                     MAGNITUDE INFORMATION SYSTEMS, INC.
                                       401 Route 24
                                       Chester, NJ 07930
                                       Tel. No.: (908) 879-2722
                                       Fax No.:  (908) 879-7006
                                       Attention:  Steven D. Rudnik

With copies to:                        Joseph J. Tomasek, Esq.
                                       77 North Bridge Street
                                       Somerville, NJ 08876
                                       Tel. No.: (908) 429-0030
                                       Fax No.: (908) 429-0040

If to the Purchaser:                   Torneaux Ltd.
                                       Charlotte House
                                       Charlotte Street
                                       P. O. Box N 9204
                                       Nassau, Bahamas
                                       Tel. No.: (242) 325-1033
                                       Fax No.: (242) 323-7918
                                       Attention: Director

With copies to:                        Parker Chapin LLP
                                       The Chrysler Building
                                       405 Lexington Avenue
                                       New York, New York 10174
                                       Tel. No.: (212) 704-6000
                                       Fax No.: (212) 704-6288
                                       Attention:  Christopher S. Auguste, Esq.

         Any party hereto may from time to time change its address for notices by giving at least ten (10) days prior written notice of such changed address to the other party hereto.

     Section 10.5 Waivers. No waiver by either party of any default with respect to any provision, condition or requirement of this Agreement shall be deemed to be a continuing waiver in the future or a waiver of any other provisions, condition or requirement hereof, nor shall any delay or omission of any party to exercise any right hereunder in any manner impair the exercise of any such right accruing to it thereafter.

     Section 10.6 Headings. The article, section and subsection headings in this Agreement are for convenience only and shall not constitute a part of this Agreement for any other purpose and shall not be deemed to limit or affect any of the provisions hereof.

     Section 10.7 Successors and Assigns. The Purchaser may not assign this Agreement to any person without the prior written consent of the Company, which consent will not be unreasonably withheld. This Agreement shall be binding upon and inure to the benefit of the parties and their successors and assigns. After Closing, the assignment by a party to this Agreement of any rights hereunder shall not affect the obligations of such party under this Agreement.

     Section 10.8 Governing Law. This Agreement shall be governed by and construed in accordance with the internal laws of the State of New York, without giving effect to the choice of law provisions.

     Section 10.9 Survival. The representations and warranties of the Company and the Purchaser contained in Article III and the covenants contained in
Article IV shall survive the execution and delivery hereof and the Closing until the termination of this Agreement, and the agreements and covenants set forth in
Article IX of this Agreement shall survive the execution and delivery hereof and the Closing hereunder. Section 10.14 shall survive the termination of this Agreement.

     Section 10.10 Counterparts. This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one and the same instrument and shall become effective when counterparts have been signed by each party and delivered to the other parties hereto, it being understood that all parties need not sign the same counterpart. In the event any signature is delivered by facsimile transmission, the party using such means of delivery shall cause four additional executed signature pages to be physically delivered to the other parties within five (5) days of the execution and delivery hereof.

     Section 10.11 Publicity. Except as required by applicable law, the Company shall not issue any press release or otherwise make any public statement or announcement with respect to this Agreement or the transactions contemplated hereby or the existence of this Agreement without the prior consent of the Purchaser.

     Section 10.12 Severability. The provisions of this Agreement are severable and, in the event that any court of competent jurisdiction shall determine that any one or more of the provisions or part of the provisions contained in this Agreement shall, for any reason, be held to be invalid, illegal or unenforceable in any respect, such invalidity, illegality or unenforceability shall not affect any other provision or part of a provision of this Agreement, and this Agreement shall be reformed and construed as if such invalid or illegal or unenforceable provision, or part of such provision, had never been contained herein, so that such provisions would be valid, legal and enforceable to the maximum extent possible.

     Section 10.13 Further Assurances. From and after the date of this Agreement, upon the request of the Purchaser or the Company, each of the Company and the Purchaser shall execute and deliver such instrument, documents and other writings as may be reasonably necessary or desirable to confirm and carry out and to effectuate fully the intent and purposes of this Agreement.

     Section 10.14  Confidentiality.  Purchaser agrees to
maintain the confidentiality of all information about the Company received from any officer, employee or agent of the Company, until such time as that confidential information is released to the public generally other than as a result of any disclosure by Purchaser.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

        IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed by their respective authorized officer as of the date first above written.


                                  MAGNITUDE INFORMATION SYSTEMS, INC.



                                  By:  s/Steve D. Rudnik
                                        -----------------
                                       Steven D. Rudnik, President and CEO


                                  TORNEAUX LTD.



                                   By:s/Anthony L.M. Inder Rieden
                                      ---------------------------
                                      Anthony L.M. Inder Rieden, Director

                                EXHIBIT A TO THE
                         COMMON STOCK PURCHASE AGREEMENT
                               OPINION OF COUNSEL



     1. The Company is a corporation duly incorporated, validly existing and in good standing under the laws of the State of Delaware. The Company has the requisite corporate power to own and operate its properties and assets, and to carry on its business as presently conducted. The Company and each such subsidiary is duly qualified to do business as a foreign corporation and is in good standing in every jurisdiction in which the nature of the business conducted or property owned by it makes such qualification necessary.

     2. The Company has the requisite corporate power and authority to enter into and perform its obligations under the Purchase Agreement and to issue and sell the Common Stock, the Warrants and the Common Stock issuable upon exercise of the Warrants (the "Warrant Shares"). The execution, delivery and performance of the Purchase Agreement by the Company and the consummation by it of the transactions contemplated thereby have been duly and validly authorized by all necessary corporate action and no further consent or authorization of the Company or its Board of Directors or stockholders is required. The Purchase Agreement has been duly executed and delivered, and the Common Stock and the Warrants have been duly executed, issued and delivered by the Company and the Purchase Agreement constitutes a legal, valid and binding obligations of the Company enforceable against the Company in accordance with its respective terms. The Common Stock is not subject to preemptive rights under the Company's certificate of incorporation or bylaws.

     3. The Common Stock and the Warrants have been duly authorized and the Common Stock, when delivered against payment in full as provided in the Purchase Agreement, will be validly issued, fully paid and nonassessable. The Warrant Shares have been duly authorized and reserved for issuance, and, when delivered upon exercise or against payment in full as provided in the Warrants, will be validly issued, fully paid and nonassessable.

     4. The execution, delivery and performance of and compliance with the terms of the Purchase Agreement and the consummation by the Company of the transactions contemplated thereby (i) do not violate any provision of the Company's certificate of incorporation or bylaws, (ii) conflict with, or constitute a default (or an event which with notice or lapse of time or both would become a default) under, or give to others any rights of termination, amendment, acceleration or cancellation of, any material agreement, mortgage, deed of trust, indenture, note, bond, license, lease agreement, instrument or obligation to which the Company is a party, (iii) create or impose a lien, charge or encumbrance on any property of the Company under any agreement or any commitment to which the Company is a party or by which the Company is bound or by which any of its respective properties or assets are bound, or (iv) result in a violation of any federal, state, local or foreign statute, rule, regulation, order, judgment or decree (including federal and state securities laws and regulations) applicable to the Company or any of its subsidiaries or by which any property or asset of the Company or any of its subsidiaries are bound or affected, except, in all cases other than violations pursuant to clause (i) above, for such conflicts, defaults, terminations, amendments, acceleration, cancellations and violations as would not, individually or in the aggregate, have a Material Adverse Effect.

     5. There is no action, suit, claim, investigation or proceeding pending or threatened against the Company or any subsidiary which questions the validity of this Agreement or the transactions contemplated hereby or any action taken or to be taken pursuant hereto or thereto. There is no action, suit, claim, investigation or proceeding pending or, to our knowledge, threatened, against or involving the Company, any subsidiary or any of their respective properties or assets and which, if adversely determined, is reasonably likely to result in a Material Adverse Effect.

     6. No consent, approval or authorization of or designation, declaration or filing with any governmental authority on the part of the Company is required in connection with the valid execution and delivery of the Purchase Agreement, or the offer, sale or issuance of the Common Stock and the Warrants or the consummation of any other transaction contemplated by the Purchase Agreement (other than any filings which may be required to be made by the Company with the Commission, or the OTC Bulletin Board or an Alternate Market subsequent to the Closing, and, any registration statement which may be filed pursuant to the Purchase Agreement).

     7. The offer, issuance and sale of the Common Stock and the Warrants pursuant to the Purchase Agreement, and the issuance of the Warrant Shares to the Purchaser, to the Purchase Agreement will be exempt from registration under the Securities Act of 1933, as amended, pursuant to Rule 4(2) thereunder.

     8. The Company is not a "holding company" or a "public utility company" as such terms are defined in the Public Utility Holding Company Act of 1935, as amended. The Company is not, and as a result of and immediately upon Closing will not be, an "investment company" or a company "controlled" by an "investment company," within the meaning of the Investment Company Act of 1940, as amended.

                                    EXHIBIT B

                             COMPLIANCE CERTIFICATE

         In connection with the issuance of shares of common stock of Magnitude Information Systems, Inc. (the "Company") pursuant to the Draw Dawn Notice, dated ___________ delivered by the Company to Torneaux Ltd. (the "Purchaser") pursuant to Article VI of the Common Stock Purchase Agreement dated July 18, 2000, by and between the Company and the Purchaser (the "Agreement"), the undersigned hereby certifies as follows:

         1. The undersigned is the duly elected Chief Executive Officer of the Company.

         2. The  representations  and  warranties  of the  Company  set forth in
Section 3.1 of the Agreement are true and correct in all material respects as though made on and as of the date hereof, except for representations and warranties that speak as of a particular date.

         3. The Company has performed in all material respects all covenants and agreements to be performed by the Company on or prior to the Draw Down Exercise Date and the Settlement Date related to the Draw Down Notice and has complied in all material respects with all obligations and conditions contained in Section
5.3 of the Agreement.

         The terms used herein but not defined herein shall have the meanings specified in the Agreement.

                  The undersigned has executed this Certificate this ________ day of _________, 2000.

                            By:_________________________________________________
                               Name: Steven D. Rudnik

                            Title: President and CEO

                                    EXHIBIT C
                     TO THE COMMON STOCK PURCHASE AGREEMENT

                                     FORM OF
                                DRAW DOWN NOTICE

         Reference is made to the Common Stock Purchase Agreement dated as of ________, ____ (the "Purchase Agreement ") between Magnitude Information
Systems, Inc., a Delaware corporation (the "Company") and Torneaux Ltd. Capitalized terms used and not otherwise defined herein shall have the meanings given such terms in the Purchase Agreement.

         In accordance with and pursuant to Section 6.1 of the Purchase Agreement, the Company hereby issues this Draw Down Notice to exercise a Draw Down request for the Draw Down Amount indicated below.

         Draw Down Amount:

         Draw Down Pricing Period start date:

         Draw Down Pricing Period end date:

         Settlement Date No. 1:

         Settlement Date No. 2:

         Threshold Price:

         Minimum Threshold Price: $1.00

Dated:

                        --------------------------------

                        By:______________________________
                       Steven D. Rudnik, President and CEO


                           Address:
                           Facsimile No.:
                           Wire Instructions:__________________
                           Contact Name:     __________________

                              DISCLOSURE SCHEDULES
                          RELATING TO THE COMMON STOCK
              PURCHASE AGREEMENT, DATED AS OF JULY 18, 2000 BETWEEN
                     MAGNITUDE INFORMATION SYSTEMS, INC. AND
                                  TORNEAUX LTD.

     ALL SECTION AND SUBSECTION NUMBERS AND LETTERS RELATE AND COINCIDE TO SUCH NUMBERS AND LETTERS AS SET FORTH IN THE COMMON STOCK PURCHASE AGREEMENT (THE "AGREEMENT"). ANY TERMS REQUIRING DEFINITION HEREIN ARE DEFINED IN THE AGREEMENT.

     ALL REPRESENTATIONS AND WARRANTIES SET FORTH IN THE AGREEMENT ARE MODIFIED IN THEIR ENTIRETY BY THESE DISCLOSURE SCHEDULES. THE DISCLOSURES CONTAINED IN THESE DISCLOSURE SCHEDULES SHALL BE READ IN THEIR ENTIRETY, AND ALL THE DISCLOSURES SHALL BE READ TOGETHER.

                                 FORM OF WARRANT

         THIS WARRANT AND THE SHARES OF COMMON STOCK ISSUABLE UPON EXERCISE HEREOF HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR ANY STATE SECURITIES LAWS AND MAY NOT BE SOLD, TRANSFERRED, PLEDGED OR OTHERWISE DISPOSED OF UNLESS REGISTERED UNDER THE SECURITIES ACT AND UNDER APPLICABLE STATE SECURITIES LAWS OR MAGNITUDE INFORMATION SYSTEMS, INC., A DELAWARE CORPORATION (THE "COMPANY"), SHALL HAVE RECEIVED AN OPINION, IN FORM, SCOPE AND SUBSTANCE REASONABLY ACCEPTABLE TO THE COMPANY, OF COUNSEL WHO IS REASONABLY ACCEPTABLE TO THE COMPANY, THAT REGISTRATION OF SUCH SECURITIES UNDER THE SECURITIES ACT AND UNDER THE PROVISIONS OF APPLICABLE STATE SECURITIES LAWS IS NOT REQUIRED.


                               WARRANT TO PURCHASE


                             SHARES OF COMMON STOCK


                                       OF


                       MAGNITUDE INFORMATION SYSTEMS, INC.

Expires [July __], 2003
No.: W-__                                               Number of Shares: _____
Date of Issuance:  [July __], 2000

         FOR VALUE RECEIVED, subject to the provisions hereinafter set forth, the undersigned, Magnitude Information Systems, Inc., a Delaware corporation (together with its successors and assigns, the "Issuer"), hereby certifies that Torneaux Ltd. or its registered assigns is entitled to subscribe for and purchase, during the period specified in this Warrant, up to [1,050,000] shares (subject to adjustment as hereinafter provided) of the duly authorized, validly issued, fully paid and non-assessable Common Stock of the Issuer, at an exercise price per share equal to the Warrant Price then in effect, subject, however, to the provisions and upon the terms and conditions hereinafter set forth. Capitalized terms used in this Warrant and not otherwise defined herein shall have the respective meanings specified in Section 7 hereof.Term. The right to subscribe for and purchase shares of Warrant Stock represented hereby shall commence on the date of issuance of this Warrant and shall expire at 5:00 p.m., eastern time, on [July __], 2003 (such period being the "Term"); provided, however, that the exercise of this Warrant shall be subject to the following limitations:

     1. Term. The right to subscribe for and purchase shares of Warrant Stock represented hereby shall commence on the date of issuance of this Warrant and shall expire at

     5:00 p.m., eastern time on [July ____], 2003 (such period being the "Term"); provided, however, that the exercise of this Warrant shall be subject to the following limitations:

    (i) the right to subscribe for and purchase the first [_______] shares (subject to adjustment as hereinafter provided) of Warrant Stock pursuant to the exercise of a portion of this Warrant shall be immediately granted to the Holder as of the date of this Warrant, subject to the exercise of all prior Warrants and the sale of the shares of Common Stock underlying such Warrants (the "First Exercise");

     (ii) the right to subscribe for and purchase the next [_______] shares (subject to adjustment as hereinafter provided) of Warrant Stock pursuant to the exercise of a portion of this Warrant shall be immediately granted to the Holder upon the sale of that number of shares of Common Stock purchased pursuant to the First Exercise (the "Second Exercise");

     (iii) the right to subscribe for and purchase the next [_______] shares (subject to adjustment as hereinafter provided) of Warrant Stock pursuant to the exercise of a portion of this Warrant shall be immediately granted to the Holder upon the sale of that number of shares of Common Stock purchased pursuant to the Second Exercise (the "Third Exercise"); and

    (iv) the right to subscribe for and purchase the final [_______] shares (subject to adjustment as hereinafter provided) of Warrant Stock pursuant to the exercise of the remaining portion of this Warrant shall be immediately granted to the Holder upon the sale of that number of shares of Common Stock purchased pursuant to the Third Exercise.

     2. Method of Exercise Payment; Issuance of New Warrant; Transfer and Exchange.

     (a) Time of Exercise. The purchase rights represented by this Warrant may be exercised in whole or in part at any time and from time to time during the Term.

     (b) Method of Exercise. The Holder hereof may exercise this Warrant, in whole or in part, by the surrender of this Warrant (with the exercise form attached hereto duly executed) at the principal office of the Issuer, and by the payment to the Issuer of an amount of consideration therefor equal to the Warrant Price in effect on the date of such exercise multiplied by the number of shares of Warrant Stock with respect to which this Warrant is then being exercised, payable at such Holder's election (i) by certified or official bank check or (ii) by surrender to the Issuer for cancellation of a portion of this Warrant representing that number of unissued shares of Warrant Stock which is equal to the quotient obtained by dividing (A) the product obtained by multiplying the Warrant Price by the number of shares of Warrant Stock being purchased upon such exercise by (B) the difference obtained by subtracting the Warrant Price from the Per Share Market Value as of the date of such exercise, or (iii) by a combination of the foregoing methods of payment selected by the Holder of this Warrant. In any case where the consideration payable upon such exercise is being paid in whole or in part pursuant to the provisions of clause
(ii) of this subsection (b), such exercise shall be accompanied by written notice from the Holder of this Warrant specifying the manner of payment thereof and containing a calculation showing the number of shares of Warrant Stock with respect to which rights are being surrendered thereunder and the net number of shares of Common Stock to be issued after giving effect to such surrender.

     (c) Issuance of Stock Certificates. In the event of any exercise of the rights represented by this Warrant in accordance with and subject to the terms and conditions hereof, (i) certificates for the shares of Warrant Stock so purchased shall be dated the date of such exercise and delivered to the Holder hereof within a reasonable time, not exceeding three (3) Trading Days after such exercise, and the Holder hereof shall be deemed for all purposes to be the Holder of the shares of Warrant Stock so purchased as of the date of such exercise, and (ii) unless this Warrant has expired, a new Warrant representing the number of shares of Warrant Stock, if any, with respect to which this Warrant shall not then have been exercised (less any amount thereof which shall have been canceled in payment or partial payment of the Warrant Price as hereinabove provided) shall also be issued to the Holder hereof at the Issuer's expense within such time.

         (d) Transferability of Warrant. Subject to Section 2(e), this Warrant may be transferred by a Holder without the consent of the Issuer. If transferred pursuant to this subsection and subject to the provisions of subsection (e) of this Section 2, this Warrant may be transferred on the books of the Issuer by the Holder hereof in person or by duly authorized attorney, upon surrender of this Warrant at the principal office of the Issuer, properly endorsed (by the Holder executing an assignment in the form attached hereto) and upon payment of any necessary transfer tax imposed upon such transfer. This Warrant is exchangeable at the principal office of the Issuer for Warrants for the purchase of the same aggregate number of shares of Warrant Stock, each new Warrant to represent the right to purchase such number of shares of Warrant Stock as the Holder hereof shall designate at the time of such exchange. All Warrants issued on transfers or exchanges shall be dated the Original Issue Date and shall be identical with this Warrant except as to the number of shares of Warrant Stock issuable pursuant hereto.

         (e)      Compliance with Securities Laws.

         (i) The Holder of this Warrant, by acceptance hereof, acknowledges that this Warrant or the shares of Warrant Stock to be issued upon exercise hereof are being acquired solely for the Holder's own account and not as a nominee for any other party, and for investment, and that the Holder will not offer, sell or otherwise dispose of this Warrant or any shares of Warrant Stock to be issued upon exercise hereof except pursuant to an effective registration statement, or an exemption from registration, under the Securities Act and any applicable state securities laws.

         (ii) Except as provided in paragraph (iii) below, this Warrant and all certificates representing shares of Warrant Stock issued upon exercise hereof shall be stamped or imprinted with a legend in substantially the following form:

         THIS WARRANT AND THE SHARES OF COMMON STOCK ISSUABLE UPON EXERCISE HEREOF HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), OR ANY STATE SECURITIES LAWS AND MAY NOT BE SOLD, TRANSFERRED, PLEDGED OR OTHERWISE DISPOSED OF UNLESS REGISTERED UNDER THE SECURITIES ACT AND UNDER APPLICABLE STATE SECURITIES LAWS OR MAGNITUDE INFORMATION SYSTEMS, INC., A DELAWARE CORPORATION (THE "COMPANY"), SHALL HAVE RECEIVED AN OPINION, IN FORM, SCOPE AND SUBSTANCE REASONABLY ACCEPTABLE TO THE COMPANY, OF COUNSEL WHO IS REASONABLY ACCEPTABLE TO THE COMPANY, THAT REGISTRATION OF SUCH SECURITIES UNDER THE SECURITIES ACT AND UNDER THE PROVISIONS OF APPLICABLE STATE SECURITIES LAWS IS NOT REQUIRED.

         (iii) The restrictions imposed by this subsection (e) upon the transfer of this Warrant or the shares of Warrant Stock to be purchased upon exercise hereof shall terminate (A) when such securities shall have been resold pursuant to an effective registration statement under the Securities Act, (B) upon the Issuer's receipt of an opinion of counsel, in form and substance reasonably satisfactory to the Issuer, addressed to the Issuer to the effect that such restrictions are no longer required to ensure compliance with the Securities Act and state securities laws or (C) upon the Issuer's receipt of other evidence reasonably satisfactory to the Issuer that such registration and qualification under the Securities Act and state securities laws are not required. Whenever such restrictions shall cease and terminate as to any such securities, the Holder thereof shall be entitled to receive from the Issuer (or its transfer agent and registrar), without expense (other than applicable transfer taxes, if any), new Warrants (or, in the case of shares of Warrant Stock, new stock certificates) of like tenor not bearing the applicable legend required by paragraph (ii) above relating to the Securities Act and applicable state securities laws.

         (f) Continuing Rights of Holder. The Issuer will, at the time of or at any time after each exercise of this Warrant, upon the request of the Holder hereof, acknowledge in writing the extent, if any, of its continuing obligation to afford to such Holder all rights to which such Holder shall continue to be entitled after such exercise in accordance with the terms of this Warrant;
provided that if any such Holder shall fail to make any such request, the failure shall not affect the continuing obligation of the Issuer to afford such rights to such Holder.

         (3)     Stock Fully Paid; Reservation and Listing of Shares; Covenants.

         (a) Stock Fully Paid. The Issuer represents, warrants, covenants and agrees that all shares of Warrant Stock which may be issued upon the exercise of this Warrant or otherwise hereunder will, upon issuance, be duly authorized, validly issued, fully paid and non-assessable and free from all taxes and liens, security interest, charges and encumbrances of any nature whatsoever created by or through the Issuer. The Issuer further represents, warrants, covenants and agrees that during the period within which this Warrant may be exercised, the Issuer will at all times have authorized and reserved for the purpose of the issue upon exercise of this Warrant a sufficient number of shares of Common Stock to provide for the exercise of this Warrant.

         (b) Reservation. If any shares of Common Stock required to be reserved for issuance upon exercise of this Warrant or as otherwise provided hereunder require registration or qualification with any governmental authority under any federal or state law before such shares may be so issued, the Issuer will in good faith use its best efforts as expeditiously as possible at its expense to cause such shares to be duly registered or qualified. If the Issuer shall list any shares of Common Stock on any securities exchange or market it will, at its expense, list thereon, maintain and increase when necessary such listing, of, all shares of Warrant Stock from time to time issued upon exercise of this Warrant or as otherwise provided hereunder, and, to the extent permissible under the applicable securities exchange rules, all unissued shares of Warrant Stock which are at any time issuable hereunder, so long as any shares of Common Stock shall be so listed. The Issuer will also so list on each securities exchange or market, and will maintain such listing of, any other securities which the Holder of this Warrant shall be entitled to receive upon the exercise of this Warrant if at the time any securities of the same class shall be listed on such securities exchange or market by the Issuer.

         (c) Covenants. The Issuer shall not by any action including, without limitation, amending the Certificate of Incorporation or the by-laws of the Issuer, or through any reorganization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other action, avoid or seek to avoid the observance or performance of any of the terms or provisions of this Warrant, but will at all times in good faith carry out all such terms or provisions and take all such actions as may be necessary or appropriate to protect the rights of the Holder hereof against dilution (to the extent specifically provided herein) or impairment. Without limiting the generality of the foregoing, the Issuer will (i) not permit the par value, if any, of its Common Stock to exceed the then effective Warrant Price, (ii) not amend or modify any provision of the Certificate of Incorporation or by-laws of the Issuer in any manner that would adversely affect in any way the powers, preferences or relative participating, optional or other special rights of the Common Stock or which would adversely affect the rights of the Holders of the

Warrants, (iii) take all such action as may be reasonably necessary in order that the Issuer may validly and legally issue fully paid and nonassessable shares of Common Stock, free and clear of any liens, security interests, charges, claims, encumbrances and restrictions (other than as provided herein) upon the exercise of this Warrant, and (iv) obtain all such authorizations, exemptions or consents from any public regulatory body having jurisdiction thereof as may be necessary to enable the Issuer to perform its obligations under this Warrant.

         (d) Ten Percent Rule. This Warrant shall not be exercisable to the extent that the shares of Common Stock issuable upon any exercise of hereof, when aggregated with all other shares of Common Stock then owned by the Holder (as defined in the Purchase Agreement), would result in the Holder owning more than 9.99% of all of such Common Stock as would be outstanding on such date of exercise, as determined in accordance with Section 16 of the Securities Exchange Act of 1934 and the regulations promulgated thereunder.

         (e) Loss, Theft, Destruction of Warrants. Upon receipt of evidence satisfactory to the Issuer of the ownership of and the loss, theft, destruction or mutilation of any Warrant and, in the case of any such loss, theft or destruction, upon receipt of indemnity or security satisfactory to the Issuer or, in the case of any such mutilation, upon surrender and cancellation of such Warrant, the Issuer will make and deliver, in lieu of such lost, stolen, destroyed or mutilated Warrant, a new Warrant of like tenor and representing the right to purchase the same number of shares of Common Stock.

         4. Adjustment of Warrant Price and Warrant Share Number. The number and kind of Securities purchasable upon the exercise of this Warrant and the Warrant Price shall be subject to adjustment from time to time upon the happening of certain events as follows:

         (a) Recapitalization, Reorganization, Reclassification, Consolidation, Merger or Sale.

         (i) In case the Issuer after the Original Issue Date shall do any of the following (each, a "Triggering Event"): (a) consolidate with or merge into any other Person and the Issuer shall not be the continuing or surviving Person of such consolidation or merger, or (b) permit any other Person to consolidate with or merge into the Issuer and the Issuer shall be the continuing or surviving Person but, in connection with such consolidation or merger, any Capital Stock of the Issuer shall be changed into or exchanged for Securities of any other Person or cash or any other property, or (c) transfer all or substantially all of its properties or assets to any other Person, or (d) effect a capital reorganization or reclassification of its Capital Stock, then, and in the case of each such Triggering Event, proper provision shall be made so that, upon the basis and the terms and in the manner provided in this Warrant, the Holder of this Warrant shall be entitled, at the option of such Holder, (x) upon the exercise hereof at any time after the consummation of such Triggering Event, to the extent this Warrant is not exercised prior to such Triggering Event, to receive at the Warrant Price in effect at the time immediately prior to the consummation of such Triggering Event in lieu of the Common Stock issuable upon such exercise of this Warrant prior to such Triggering Event, the Securities, cash and property to which such Holder would have been entitled upon the consummation of such Triggering Event if such Holder had exercised the rights represented by this Warrant immediately prior thereto, subject to adjustments (subsequent to such corporate action) as nearly equivalent as possible to the adjustments provided for in Section 4 hereof or (y) to sell this Warrant (or, at such Holder's election, a portion hereof) concurrently with the Triggering Event to the Person continuing after or surviving such Triggering Event, or to the

Issuer (if Issuer is the continuing or surviving Person) at a sales price equal to the amount of cash, property and/or Securities to which a holder of the number of shares of Common Stock which would otherwise have been delivered upon the exercise of this Warrant would have been entitled upon the effective date or closing of any such Triggering Event (the "Event Consideration"), less the amount or portion of such Event Consideration having a fair value equal to the aggregate Warrant Price applicable to this Warrant or the portion hereof so sold.

         (ii) Notwithstanding anything contained in this Warrant to the contrary, the Issuer will not effect any Triggering Event unless, prior to the consummation thereof, each Person (other than the Issuer) which may be required to deliver any Securities, cash or property upon the exercise of this Warrant as provided herein shall assume, by written instrument delivered to, and reasonably satisfactory to, the Holder of this Warrant, (A) the obligations of the Issuer under this Warrant (and if the Issuer shall survive the consummation of such Triggering Event, such assumption shall be in addition to, and shall not release the Issuer from, any continuing obligations of the Issuer under this Warrant) and (B) the obligation to deliver to such Holder such shares of Securities, cash or property as, in accordance with the foregoing provisions of this subsection
(a), such Holder shall be entitled to receive, and such Person shall have similarly delivered to such Holder an opinion of counsel for such Person, which counsel shall be reasonably satisfactory to such Holder, stating that this Warrant shall thereafter continue in full force and effect and the terms hereof (including, without limitation, all of the provisions of this subsection (a)) shall be applicable to the Securities, cash or property which such Person may be required to deliver upon any exercise of this Warrant or the exercise of any rights pursuant hereto.

         (iii) If with respect to any Triggering Event, the Holder of this Warrant has exercised its right as provided in clause (y) of subparagraph (i) of this subsection (a) to sell this Warrant or a portion thereof, the Issuer agrees that as a condition to the consummation of any such Triggering Event the Issuer shall secure such right of Holder to sell this Warrant to the Person continuing after or surviving such Triggering Event and the Issuer shall not effect any such Triggering Event unless upon or prior to the consummation thereof the amounts of cash, property and/or Securities required under such clause (y) are delivered to the Holder of this Warrant. The obligation of the Issuer to secure such right of the Holder to sell this Warrant shall be subject to such Holder's cooperation with the Issuer, including, without limitation, the giving of reasonable and customary representations and warranties to the purchaser in connection with any such sale. Prior notice of any Triggering Event shall be given to the Holder of this Warrant in accordance with Section 11 hereof.

         (b) Subdivision or Combination of Shares. If the Issuer, at any time while this Warrant is outstanding, shall subdivide or combine any shares of Common Stock, (i) in case of subdivision of shares, the Warrant Price shall be proportionately reduced (as at the effective date of such subdivision or, if the Issuer shall take a record of holders of its Common Stock for the purpose of so subdividing, as at the applicable record date, whichever is earlier) to reflect the increase in the total number of shares of Common Stock outstanding as a result of such subdivision, or (ii) in the case of a combination of shares, the Warrant Price shall be proportionately increased (as at the effective date of such combination or, if the Issuer shall take a record of holders of its Common Stock for the purpose of so combining, as at the applicable record date, whichever is earlier) to reflect the reduction in the total number of shares of Common Stock outstanding as a result of such combination.

         (c) Certain Dividends and Distributions. If the Issuer, at any time while this Warrant is outstanding, shall:

         (i) Stock Dividends. Pay a dividend in, or make any other distribution to its stockholders (without consideration therefor) of, shares of Common Stock, the Warrant Price shall be adjusted, as at the date the Issuer shall take a record of the holders of the Issuer's Capital Stock for the purpose of receiving such dividend or other distribution (or if no such record is taken, as at the date of such payment or other distribution), to that price determined by multiplying the Warrant Price in effect immediately prior to such record date (or if no such record is taken, then immediately prior to such payment or other distribution), by a fraction (1) the numerator of which shall be the total number of shares of Common Stock outstanding immediately prior to such dividend or distribution, and (2) the denominator of which shall be the total number of shares of Common Stock outstanding immediately after such dividend or distribution (plus in the event that the Issuer paid cash for fractional shares, the number of additional shares which would have been outstanding had the Issuer issued fractional shares in connection with said dividends); or

         (ii) Other Dividends. Pay a dividend on, or make any distribution of its assets upon or with respect to (including, but not limited to, a distribution of its property as a dividend in liquidation or partial liquidation or by way of return of capital), the Common Stock (other than as described in clause (i) of this subsection (c)), or in the event that the Company shall offer options or rights to subscribe for shares of Common Stock, or issue any Common Stock Equivalents, to all of its holders of Common Stock, then on the record date for such payment, distribution or offer or, in the absence of a record date, on the date of such payment, distribution or offer, the Holder shall receive what the Holder would have received had it exercised this Warrant in full immediately prior to the record date of such payment, distribution or offer or, in the absence of a record date, immediately prior to the date of such payment, distribution or offer.

         (d) Issuance of Additional Shares of Common Stock. If the Issuer, at any time while this Warrant is outstanding, shall issue any Additional Shares of Common Stock (otherwise than as provided in the foregoing subsections (a) through (c) of this Section 4), at a price per share less than the Warrant Price then in effect or less than the Per Share Market Value then in effect or without consideration, then the Warrant Price upon each such issuance shall be adjusted to that price (rounded to the nearest cent) determined by multiplying the Warrant Price then in effect by a fraction:

         (i) the numerator of which shall be equal to the sum of (A) the number of shares of Common Stock outstanding immediately prior to the issuance of such Additional Shares of Common Stock plus (B) the number of shares of Common Stock (rounded to the nearest whole share) which the aggregate consideration for the total number of such Additional Shares of Common Stock so issued would purchase at a price per share equal to the greater of the Per Share Market Value then in effect and the Warrant Price then in effect, and

         (ii) the denominator of which shall be equal to the number of shares of Common Stock outstanding immediately after the issuance of such Additional Shares of Common Stock.

         The provisions of this subsection (d) shall not apply under any of the circumstances for which an adjustment is provided in subsections (a), (b) or (c) of this Section 4. No adjustment of the Warrant Price shall be made under this subsection (d) upon the issuance of any Additional Shares of Common Stock which are issued pursuant to any Common Stock Equivalent if upon the issuance of such Common Stock Equivalent (x) any adjustment shall have been made pursuant to subsection (e) of this Section 4 or (y) no adjustment was required pursuant to subsection (e) of this Section 4. No adjustment of the Warrant Price shall be made under this subsection (d) in an amount less than $.01 per share, but any such lesser adjustment shall be carried forward and shall be made at the time and together with the next subsequent adjustment, if any, which together with any adjustments so carried forward shall amount to $.01 per share or more; provided that upon any adjustment of the Warrant Price as a result of any dividend or distribution payable in Common Stock or Convertible Securities or the reclassification, subdivision or combination of Common Stock into a greater or smaller number of shares, the foregoing figure of $.01 per share (or such figure as last adjusted) shall be adjusted (to the nearest one-half cent) in proportion to the adjustment in the Warrant Price.

         (e) Issuance of Common Stock Equivalents. If the Issuer, at any time while this Warrant is outstanding, shall issue any Common Stock Equivalent and the price per share for which Additional Shares of Common Stock may be issuable thereafter pursuant to such Common Stock Equivalent shall be less than the Warrant Price then in effect or less than the Per Share Market Value then in effect, or if, after any such issuance of Common Stock Equivalents, the price per share for which Additional Shares of Common Stock may be issuable thereafter is amended or adjusted, and such price as so amended shall be less than the Warrant Price or less than the Per Share Market Value in effect at the time of such amendment, then the Warrant Price upon each such issuance or amendment shall be adjusted as provided in the first sentence of subsection (d) of this
Section 4 on the basis that (1) the maximum number of Additional Shares of Common Stock issuable pursuant to all such Common Stock Equivalents shall be deemed to have been issued (whether or not such Common Stock Equivalents are actually then exercisable, convertible or exchangeable in whole or in part) as of the earlier of (A) the date on which the Issuer shall enter into a firm contract for the issuance of such Common Stock Equivalent, or (B) the date of actual issuance of such Common Stock Equivalent, and (2) the aggregate consideration for such maximum number of Additional Shares of Common Stock shall be deemed to be the minimum consideration received or receivable by the Issuer for the issuance of such Additional Shares of Common Stock pursuant to such Common Stock Equivalent. No adjustment of the Warrant Price shall be made under this subsection (e) upon the issuance of any Convertible Security which is issued pursuant to the exercise of any warrants or other subscription or purchase rights therefor, if any adjustment shall previously have been made in the Warrant Price then in effect upon the issuance of such warrants or other rights pursuant to this subsection (e). If no adjustment is required under this subsection (e) upon issuance of any Common Stock Equivalent or once an adjustment is made under this subsection (e) based upon the Per Share Market Value in effect on the date of such adjustment, no further adjustment shall be made under this subsection (e) based solely upon a change in the Per Share Market Value after such date.

         (f) Purchase of Common Stock by the Issuer. If the Issuer at any time while this Warrant is outstanding shall, directly or indirectly through a Subsidiary or otherwise, purchase, redeem or otherwise acquire any shares of Common Stock at a price per share greater than the Per Share Market Value then in effect, then the Warrant Price upon each such purchase, redemption or acquisition shall be adjusted to that price determined by multiplying such Warrant Price by a fraction (i) the numerator of which shall be the number of shares of Common Stock outstanding immediately prior to such purchase, redemption or acquisition minus the number of shares of Common Stock which the aggregate consideration for the total number of such shares of Common Stock so purchased, redeemed or acquired would purchase at the Per Share Market Value; and (ii) the denominator of which shall be the number of shares of Common Stock outstanding immediately after such purchase, redemption or acquisition. For the purposes of this subsection (f), the date as of which the Per Share Market Value shall be computed shall be the earlier of (x) the date on which the Issuer shall enter into a firm contract for the purchase, redemption or acquisition of such Common Stock, or (y) the date of actual purchase, redemption or acquisition of such Common Stock. For the purposes of this subsection (f), a purchase, redemption or acquisition of a Common Stock Equivalent shall be deemed to be a purchase of the underlying Common Stock, and the computation herein required shall be made on the basis of the full exercise, conversion or exchange of such Common Stock Equivalent on the date as of which such computation is required hereby to be made, whether or not such Common Stock Equivalent is actually exercisable, convertible or exchangeable on such date.

         (g) Other Provisions Applicable to Adjustments Under this Section 4. The following provisions shall be applicable to the making of adjustments in the Warrant Price hereinbefore provided in Section 4:

         (i) Computation of Consideration. The consideration received by the Issuer shall be deemed to be the following: to the extent that any Additional Shares of Common Stock or any Common Stock Equivalents shall be issued for a cash consideration, the consideration received by the Issuer therefor, or if such Additional Shares of Common Stock or Common Stock Equivalents are offered by the Issuer for subscription, the subscription price, or, if such Additional Shares of Common Stock or Common Stock Equivalents are sold to underwriters or dealers for public offering without a subscription offering, the public offering price, in any such case excluding any amounts paid or receivable for accrued interest or accrued dividends and without deduction of any compensation, discounts, commissions, or expenses paid or incurred by the Issuer for or in connection with the underwriting thereof or otherwise in connection with the issue thereof; to the extent that such issuance shall be for a consideration other than cash, then, except as herein otherwise expressly provided, the fair market value of such consideration at the, time of such issuance as determined in good faith by the Board. The consideration for any Additional Shares of Common Stock issuable pursuant to any Common Stock Equivalents shall be the consideration received by the Issuer for issuing such Common Stock Equivalents, plus the additional consideration payable to the Issuer upon the exercise, conversion or exchange of such Common Stock Equivalents. In case of the issuance at any time of any Additional Shares of Common Stock or Common Stock Equivalents in payment or satisfaction of any dividend upon any class of Capital Stock of the Issuer other than Common Stock, the Issuer shall be deemed to have received for such Additional Shares of Common Stock or Common Stock Equivalents a consideration equal to the amount of such dividend so paid or satisfied. In any case in which the consideration to be received or paid shall be other than cash, the Board shall notify the Holder of this Warrant of its determination of the fair market value of such consideration prior to payment or accepting receipt thereof. If, within thirty (30) days after receipt of said notice, the Majority Holders shall notify the Board in writing of their objection to such determination, a determination of the fair market value of such consideration shall be made by an Independent Appraiser selected by the Majority Holders with the approval of the Board (which approval shall not be unreasonably withheld), whose fees and expenses shall be paid by the Issuer.

         (ii) Readjustment of Warrant Price. Upon the expiration or termination of the right to convert, exchange or exercise any Common Stock Equivalent the issuance of which effected an adjustment in the Warrant Price, if such Common Stock Equivalent shall not have been converted, exercised or exchanged in its entirety, the number of shares of Common Stock deemed to be issued and outstanding by reason of the fact that they were issuable upon conversion, exchange or exercise of any such Common Stock Equivalent shall no longer be computed as set forth above, and the Warrant Price shall forthwith be readjusted and thereafter be the price which it would have been (but reflecting any other adjustments in the Warrant Price made pursuant to the provisions of this Section 4 after the issuance of such Common Stock Equivalent) had the adjustment of the Warrant Price been made in accordance with the issuance or sale of the number of Additional Shares of Common Stock actually issued upon conversion, exchange or issuance of such Common Stock Equivalent and thereupon only the number of Additional Shares of Common Stock actually so issued shall be deemed to have been issued and only the consideration actually received by the Issuer (computed as in clause (i) of this subsection (g)) shall be deemed to have been received by the Issuer.

         (iii) Outstanding Common Stock. The number of shares of Common Stock at any time outstanding shall (A) not include any shares thereof then directly or indirectly owned or held by or for the account of the Issuer or any of its Subsidiaries, and (B) be deemed to include all shares of Common Stock then issuable upon conversion, exercise or exchange of any then outstanding Common Stock Equivalents or any other evidences of Indebtedness, shares of Capital Stock or other Securities which are or may be at any time convertible into or exchangeable for shares of Common Stock or Other Common Stock.

         (h) Other Action Affecting Common Stock. In case after the Original Issue Date the Issuer shall take any action affecting its Common Stock, other than an action described in any of the foregoing subsections (a) through (g) of this Section 4, inclusive, and the failure to make any adjustment would not fairly protect the purchase rights represented by this Warrant in accordance with the essential intent and principle of this Section 4, then the Warrant Price shall be adjusted in such manner and at such time as the Board may in good faith determine to be equitable in the circumstances.

         (i) Adjustment of Warrant Share Number. Upon each adjustment in the Warrant Price pursuant to any of the foregoing provisions of this Section 4, the Warrant Share Number shall be adjusted, to the nearest one hundredth of a whole share, to the product obtained by multiplying the Warrant Share Number immediately prior to such adjustment in the Warrant Price by a fraction, the numerator of which shall be the Warrant Price immediately before giving effect to such adjustment and the denominator of which shall be the Warrant Price immediately after giving effect to such adjustment. If the Issuer shall be in default under any provision contained in Section 3 of this Warrant so that shares issued at the Warrant Price adjusted in accordance with this Section 4 would not be validly issued, the adjustment of the Warrant Share Number provided for in the foregoing sentence shall nonetheless be made and the Holder of this Warrant shall be entitled to purchase such greater number of shares at the lowest price at which such shares may then be validly issued under applicable law. Such exercise shall not constitute a waiver of any claim arising against the Issuer by reason of its default under Section 3 of this Warrant.

        (j) Form of Warrant after Adjustments. The form of this Warrant need not be changed because of any adjustments in the Warrant Price or the number and kind of Securities purchasable upon the exercise of this Warrant.

         5. Notice of Adjustments. Whenever the Warrant Price or Warrant Share Number shall be adjusted pursuant to Section 4 hereof (for purposes of this Section 5, each an "adjustment"), the Issuer shall cause its Chief Financial
Officer to prepare and execute a certificate setting forth, in reasonable detail, the event requiring the adjustment, the amount of the adjustment, the method by which such adjustment was calculated (including a description of the basis on which the Board made any determination hereunder), and the Warrant Price and Warrant Share Number after giving effect to such adjustment, and shall cause copies of such certificate to be delivered to the Holder of this Warrant promptly after each adjustment. Any dispute between the Issuer and the Holder of this Warrant with respect to the matters set forth in such certificate may at the option of the Holder of this Warrant be submitted to one of the national accounting firms currently known as the "big five" selected by the Holder, provided that the Issuer shall have ten (10) days after receipt of notice from such Holder of its selection of such firm to object thereto, in which case such Holder shall select another such firm and the Issuer shall have no such right of objection. The firm selected by the Holder of this Warrant as provided in the preceding sentence shall be instructed to deliver a written opinion as to such matters to the Issuer and such Holder within thirty (30) days after submission to it of such dispute. Such opinion shall be final and binding on the parties hereto. The fees and expenses of such accounting firm shall be paid by the Issuer.

         6. Fractional Shares. No fractional shares of Warrant Stock will be issued in connection with and exercise hereof, but in lieu of such fractional shares, the Issuer shall make a cash payment therefor equal in amount to the product of the applicable fraction multiplied by the Per Share Market Value then in effect.

         7. Definitions. For the purposes of this Warrant, the following terms have the following meanings:

         "Additional Shares of Common Stock" means all shares of Common Stock issued by the Issuer after the Original Issue Date, and all shares of Other Common, if any, issued by the Issuer after the Original Issue Date, except (i) the Warrant Stock, (ii) any shares of Common Stock issued to pursuant to the Purchase Agreement, (iii) any shares of Common Stock issued pursuant to the stock options as set forth on Schedule A, (iv) any shares of Common Stock issued pursuant to the stock warrants as set forth on Schedule B, (v), any shares of Common Stock issued pursuant to the Series A Senior Convertible Preferred Stock of the Issuer as set forth on Schedule C, (vi), any shares of Common Stock issued pursuant to the Series B Senior Convertible Preferred Stock of the Issuer as set forth on Schedule D, (vii), any shares of Common Stock issued pursuant to the Series C Senior Convertible Preferred Stock of the Issuer as set forth on Schedule E, (viii) any shares of Common Stock issued pursuant to the convertible debt of the Issuer as set forth on Schedule F, and (ix) any shares of Common Stock issued pursuant to the Issuer's 2000 Stock Incentive Plan as set forth on Schedule G.

         "Board" shall mean the Board of Directors of the Issuer.

         "Capital Stock" means and includes (i) any and all shares, interests, participations or other equivalents of or interests in (however designated) corporate stock, including, without limitation, shares of preferred or preference stock, (ii) all partnership interests (whether general or limited) in any Person which is a partnership, (iii) all membership interests or limited liability company interests in any limited liability company, and (iv) all equity or ownership interests in any Person of any other type.

         "Certificate of Incorporation" means the Certificate of Incorporation, as amended, of the Issuer as in effect on the Original Issue Date, and as hereafter from time to time amended, modified, supplemented or restated in accordance with the terms hereof and thereof and pursuant to applicable law.

         "Common Stock" means the Common Stock, $.0001 par value, of the Issuer and any other Capital Stock into which such stock may hereafter be changed.

         "Common Stock Equivalent" means any Convertible Security or warrant, option or other right to subscribe for or purchase any Additional Shares of Common Stock or any Convertible Security.

         "Convertible Securities" means evidences of Indebtedness, shares of Capital Stock or other Securities which are or may be at any time convertible into or exchangeable for Additional Shares of Common Stock. The term "Convertible Security" means one of the Convertible Securities.

         "Governmental Authority" means any governmental, regulatory or self-regulatory entity, department, body, official, authority, commission, board, agency or instrumentality, whether federal, state or local, and whether domestic or foreign.

         "Holders" mean the Persons who shall from time to time own any Warrant. The term "Holder" means one of the Holders.

         "Independent Appraiser" means a nationally recognized or major regional investment banking firm or firm of independent certified public accountants of recognized standing (which may be the firm that regularly examines the financial statements of the Issuer) that is regularly engaged in the business of appraising the Capital Stock or assets of corporations or other entities as going concerns, and which is not affiliated with either the Issuer or the Holder of any Warrant.

         "Issuer" means Magnitude Information Systems, Inc., a Delaware corporation, and its successors.

         "Majority   Holders"   means  at  any  time  the  Holders  of  Warrants
exercisable for a majority of the shares of Warrant Stock issuable under the Warrants at the time outstanding.

         "Original Issue Date" means [July __], 2000.

         "Other Common" means any other Capital Stock of the Issuer of any class which shall be authorized at any time after the date of this Warrant (other than Common Stock) and which shall have the right to participate in the distribution of earnings and assets of the Issuer without limitation as to amount.

         "Person" means an individual, corporation, limited liability company, partnership, joint stock company, trust, unincorporated organization, joint venture, Governmental Authority or other entity of whatever nature.

         "Per Share Market Value" means on any particular date (a) the closing bid price per share of the Common Stock on such date the Nasdaq SmallCap Market, Nasdaq National Market or other registered national stock exchange on which the Common Stock is then listed or if there is no such price on such date, then the closing bid price on such exchange or quotation system on the date nearest preceding such date, or (b) if the Common Stock is not listed then on the Nasdaq SmallCap Market, Nasdaq National Market or any registered national stock exchange, the closing bid price for a share of Common Stock in the over-the-counter market, as reported by NASDAQ or in the National Quotation Bureau Incorporated or similar organization or agency succeeding to its functions of reporting prices) at the close of business on such date, or (c) if the Common Stock is not then reported by NASDAQ the National Quotation Bureau Incorporated (or similar organization or agency succeeding to its functions of reporting prices), then the average of the "Pink Sheet" quotes for the relevant conversion period, as determined in good faith by the holder, or (d) if the Common Stock is not then publicly traded the fair market value of a share of Common Stock as determined by an Independent Appraiser selected in good faith by the Majority Holders; provided, however, that the Issuer, after receipt of the determination by such Independent Appraiser, shall have the right to select an additional Independent Appraiser, in which case, the fair market value shall be equal to the average of the determinations by each such Independent Appraiser; and provided, further that all determinations of the Per Share Market Value shall be appropriately adjusted for any stock dividends, stock splits or other similar transactions during such period. The determination of fair market value by an Independent Appraiser shall be based upon the fair market value of the Issuer determined on a going concern basis as between a willing buyer and a willing seller and taking into account all relevant factors determinative of value, and shall be final and binding on all parties. In determining the fair market value of any shares of Common Stock, no consideration shall be given to any restrictions on transfer of the Common Stock imposed by agreement or by federal or state securities laws, or to the existence or absence of, or any limitations on, voting rights.

         "Purchase Agreement" means the Common Stock Purchase Agreement dated as of [July __], 2000 between the Issuer and the Holder.

         "Securities" means any debt or equity securities of the Issuer, whether now or hereafter authorized, any instrument convertible into or exchangeable for securities or a security, and any option, warrant or other right to purchase or acquire any security. "Security" means one of the Securities.

         "Securities Act" means the Securities Act of 1933, as amended, or any similar federal statute then in effect.

         "Subsidiary" means any corporation at least 50% of whose outstanding Voting Stock shall at the time be owned directly or indirectly by the Issuer or by one or more of its Subsidiaries, or by the Issuer and one or more of its Subsidiaries.

         "Term" has the meaning specified in Section 1 hereof.

         "Trading Day" means (a) a day on which the Common Stock is traded on the Nasdaq SmallCap Market, Nasdaq National Market or other registered national stock exchange on which the Common Stock has been listed, or (b) if the Common Stock is not listed on the Nasdaq SmallCap Market, Nasdaq National Market or other registered national stock exchange on which the Common Stock has been listed, a day on which the Common Stock is quoted in the over-the-counter market, as reported by the OTC Bulletin Board, or (c) if the Common Stock is not quoted on the OTC Bulletin Board, a day on which the Common Stock is quoted in the over-the-counter market as reported by the National Quotation Bureau Incorporated (or any similar organization or agency succeeding its functions of reporting prices); provided, however, that in the event that the Common Stock is not listed or quoted as set forth in (a), (b) and (c) hereof, then Trading Day shall mean any day except Saturday, Sunday and any day which shall be a legal holiday or a day on which banking institutions in the State of New York are authorized or required by law or other government action to close.

         "Voting Stock", as applied to the Capital Stock of any corporation, means Capital Stock of any class or classes (however designated) having ordinary voting power for the election of a majority of the members of the Board of Directors (or other governing body) of such corporation, other than Capital Stock having such power only by reason of the happening of a contingency.

         "Warrants" means the Warrants issued and sold pursuant to the Purchase Agreement, including, without limitation, this Warrant, and any other warrants of like tenor issued in substitution or exchange for any thereof pursuant to the provisions of Section 2(c), 2(d) or 2(e) hereof or of any of such other Warrants.

         "Warrant Price" means $______________, as such price may be adjusted from time to time as shall result from the adjustments specified in Section 4 herein.

         "Warrant Share Number" means at any time the aggregate number of shares of Warrant Stock which may at such time be purchased upon exercise of this Warrant, after giving effect to all prior adjustments and increases to such number made or required to be made under the terms hereof.

         "Warrant Stock" means Common Stock issuable upon exercise of any Warrant or Warrants or otherwise issuable pursuant to any Warrant or Warrants.

         8.       Other Notices.  In case at any time:

         (A) the Issuer shall make any distributions to the holders of Common Stock; or

         (B) the Issuer shall authorize the granting to all holders of its Common Stock of rights to subscribe for or purchase any shares of Capital Stock of any class or of any Common Stock Equivalents or Convertible Securities or other rights; or

         (C) there shall be any reclassification of the Capital Stock of the Issuer; or

         (D)      there shall be any capital reorganization by the Issuer; or

         (E) there shall be any (i) consolidation or merger involving the Issuer or (ii) sale, transfer or other disposition of all or substantially all of the Issuer's property, assets or business (except a merger or other reorganization in which the Issuer shall be the surviving corporation and its shares of Capital Stock shall continue to be outstanding and unchanged and except a consolidation, merger, sale, transfer or other disposition involving a wholly-owned Subsidiary); or

         (F) there shall be a voluntary or involuntary dissolution, liquidation or winding-up of the Issuer or any partial liquidation of the Issuer or distribution to holders of Common Stock;

         then, in each of such cases, the Issuer shall give written notice to the Holder of the date on which (i) the books of the Issuer shall close or a record shall be taken for such dividend, distribution or subscription rights or
(ii) such reorganization, reclassification, consolidation, merger, disposition, dissolution, liquidation or winding-up, as the case may be, shall take place. Such notice also shall specify the date as of which the holders of Common Stock of record shall participate in such dividend, distribution or subscription rights, or shall be entitled to exchange their certificates for Common Stock for securities or other property deliverable upon such reorganization, reclassification, consolidation, merger, disposition, dissolution, liquidation or winding-up, as the case may be. Such notice shall be given at least twenty
(20) days prior to the action in question and not less than twenty (20) days prior to the record date or the date on which the Issuer's transfer books are closed in respect thereto. The Issuer shall give to the Holder notice of all meetings and actions by written consent of its stockholders, at the same time in the same manner as notice of any meetings of stockholders is required to be given to stockholders who do not waive such notice (or, if such actions require no notice, then two (2) Trading Days written notice thereof describing the matters upon which action is to be taken). The Holder shall have the right to send two representatives selected by it to each meeting, who shall be permitted to attend, but not vote at, such meeting and any adjournments thereof. This Warrant entitles the Holder to receive copies of all financial and other information distributed or required to be distributed to the holders of the Common Stock.

         9. Amendment and Waiver. Any term, covenant, agreement or condition in this Warrant may be amended, or compliance therewith may be waived (either generally or in a particular instance and either retroactively or prospectively), by a written instrument or written instruments executed by the Issuer and the Majority Holders; provided, however, that no such amendment or waiver shall reduce the Warrant Share Number, increase the Warrant Price, shorten the period during which this Warrant may be exercised or modify any provision of this Section 9 without the consent of the Holder of this Warrant.

         10. Governing Law. THIS WARRANT SHALL BE GOVERNED BY AND CONSTRUED IN ACCORDANCE WITH THE LAWS OF THE STATE OF NEW YORK, WITHOUT GIVING EFFECT TO PRINCIPLES OF CONFLICTS OF LAW. THIS WARRANT SHALL NOT BE INTERPRETED OR CONSTRUED WITH ANY PRESUMPTION AGAINST THE PARTY CAUSING THIS WARRANT TO BE DRAFTED.

         11. Notices. Any and all notices or other communications or deliveries required or permitted to be provided hereunder shall be in writing and shall be deemed given and effective on the earlier of (i) the date of transmission, if such notice or communication is delivered via facsimile at the facsimile telephone number specified for notice prior to 5:00 p.m., eastern standard time, on a Trading Day, (ii) the Trading Day after the date of transmission, if such notice or communication is delivered via facsimile at the facsimile telephone number specified for notice later than 5:00 p.m., eastern standard time, on any date and earlier than 11:59 p.m., eastern standard time, on such date, (iii) the Trading Day following the date of mailing, if sent by nationally recognized overnight courier service or (iv) actual receipt by the party to whom such notice is required to be given. The addresses for such communications shall be with respect to the Holder of this Warrant or of Warrant Stock issued pursuant hereto, addressed to such Holder at its last known address or facsimile number appearing on the books of the Issuer maintained for such purposes, or with respect to the Issuer, addressed to:

                          Magnitude Information Systems, Inc.
                          401 Route 24
                          Chester, NJ 07930
                          Tel. No.: (908) 879-2722
                          Fax No.:  (908) 879-7006
                          Attention:  [__]

     or to such other address or addresses or facsimile number or numbers as any such party may most recently have designated in writing to the other parties hereto by such notice. Copies of notices to the Issuer shall be sent to Joseph
J. Tomasek, Esq., 77 North Bridge Street,  Somerville,  NJ 08876, Facsimile no.:
(908) 429-0040. Copies of notices to the Holder shall be sent to Parker Chapin LLP, 405 Lexington Avenue, New York, New York 10174, Attention: Christopher S. Auguste, Esq., Facsimile no.: (212) 704-6288.

         12. Warrant Agent. The Issuer may, by written notice to each Holder of this Warrant, appoint an agent having an office in New York, New York for the purpose of issuing shares of Warrant Stock on the exercise of this Warrant pursuant to subsection (b) of Section 2 hereof, exchanging this Warrant pursuant to subsection (d) of Section 2 hereof or replacing this Warrant pursuant to subsection (d) of Section 3 hereof, or any of the foregoing, and thereafter any such issuance, exchange or replacement, as the case may be, shall be made at such office by such agent.

         13. Remedies. The Issuer stipulates that the remedies at law of the Holder of this Warrant in the event of any default or threatened default by the Issuer in the performance of or compliance with any of the terms of this Warrant are not and will not be adequate and that, to the fullest extent permitted by law, such terms may be specifically enforced by a decree for the specific performance of any agreement contained herein or by an injunction against a violation of any of the terms hereof or otherwise.

         14. Successors and Assigns. This Warrant and the rights evidenced hereby shall inure to the benefit.of and be binding upon the successors and assigns of the Issuer, the Holder hereof and (to the extent provided herein) the Holders of Warrant Stock issued pursuant hereto, and shall be enforceable by any such party.

         15. Modification and Severability. If, in any action before any court or agency legally empowered to enforce any provision contained herein, any provision hereof is found to be unenforceable, then such provision shall be deemed modified to the extent necessary to make it enforceable by such court or agency. If any such provision is not enforceable as set forth in the preceding sentence, the unenforceability of such provision shall not affect the other provisions of this Warrant, but this Warrant shall be construed as if such unenforceable provision had never been contained herein.

         16. Headings. The headings of the Sections of this Warrant are for convenience of reference only and shall not, for any purpose, be deemed a part of this Warrant.

                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

         IN WITNESS WHEREOF, the Issuer has executed this Warrant as of the day and year first above written.

                                     MAGNITUDE INFORMATION SYSTEMS, INC.



                                     By:    __________________________________
                                               Name:
                                               Title:

                                  EXERCISE FORM

         [NAME OF ISSUER]

         The undersigned _______________, pursuant to the provisions of the within Warrant, hereby elects to purchase _____ shares of Common Stock of ___________________ covered by the within Warrant.

Dated: _________________           Signature  ___________________________

                                   Address _____________________

                                           ---------------------


                                   ASSIGNMENT

         FOR VALUE RECEIVED, _________________ hereby sells, assigns and transfers unto __________________ the within Warrant and all rights evidenced thereby and does irrevocably constitute and appoint _____________, attorney, to transfer the said Warrant on the books of the within named corporation.

Dated: _________________         Signature   ___________________________

                                 Address _____________________

                                         ---------------------

                               PARTIAL ASSIGNMENT

         FOR VALUE RECEIVED, _________________ hereby sells, assigns and transfers unto __________________ the right to purchase _________ shares of Warrant Stock evidenced by the within Warrant together with all rights therein, and does irrevocably constitute and appoint ___________________, attorney, to transfer that part of the said Warrant on the books of the within named corporation.

Dated: _________________         Signature       ___________________________

                                 Address _____________________

                                         ---------------------

         FOR USE BY THE ISSUER ONLY:

         This Warrant No. W-__ canceled (or transferred or exchanged) this _____ day of ___________, _____, shares of Common Stock issued therefor in the name of _______________, Warrant No. W-__ issued for ____ shares of Common Stock in the name of _______________.