Form 10QSB
period 2000-09-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2000-11-14
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For Quarter Ended September 30, 2000

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

                  The number of shares of Registrant's Common Stock, $0.0001 par value, outstanding as of September 30, 2000, was 16,193,314 shares.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES




                                      INDEX

                                                                        Page
                                                                        Number

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - September 30, 2000                                             3

         Consolidated Statements of Operations
          - Three and nine months ended September 30, 2000 and 1999        4

         Consolidated Statements of Cash Flows
          - Nine months ended September 30, 2000 and 1999                  5

         Notes to Consolidated Financial Statements                      6 - 11


Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      12 - 13


PART II  -  OTHER INFORMATION                                           14 - 15


SIGNATURES                                                                 16


FINANCIAL DATA SCHEDULE                                                    17

OTHER EXHIBITS                                                             18

PART I  - Item 1
              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                September 30, 2000
ASSETS
     Current Assets
     Cash  .....................................................................$    680,866
     Accounts receivable, net of allowance for
        doubtful accounts of 6,646 .............................................     461,401
     Inventories ...............................................................       8,670
     Deferred tax asset.........................................................     201,470
     Prepaid expenses ..........................................................     427,677
                                                                                -------------
        Total Current Assets ...................................................   1,780,084
     Property, plant and equipment, net of accumulated
        depreciation of $176,978 ...............................................     118,054
     Software, net of accumulated amortization of
         $378,602 ..............................................................   1,128,688
     Other assets ..............................................................      25,209
                                                                                -------------
TOTAL ASSETS ...................................................................   3,052,035
                                                                                =============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Accounts payable and accrued expenses .....................................     779,414
     Deferred revenue...........................................................      27,196
     Dividends payable .........................................................      89,973
     Prepayments received ......................................................           0
     Loans and notes payable ...................................................     238,492
     Current maturities long-term debt .......................................             0
     Current maturities lease obligations ....................................         6,938
                                                                                -------------
        Total Current Liabilities ..............................................   1,142,013
     Long-term debt, less current portion ...................................        374,890
     Lease obligations, less current portion ................................         13,005
                                                                                -------------
TOTAL LIABILITIES ..............................................................   1,529,908

STOCKHOLDERS' EQUITY
     Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
     2,500 shares have been designated Cumulative Preferred Stock,
     of which 1 share is issued and outstanding ................................           0
     300,000 shares have been designated Series A Convertible Preferred Stock,
     350,000 shares have been designated Series B Convertible Preferred Stock,
     120,000 shares have been designated Series C Convertible Preferred Stock,
     500,000 shares have been designated Series D Convertible Preferred Stock,
     of which a combined total 490,448 shares are issued and outstanding                 490
     Common Stock, $0.0001 par value, 100,000,000 shares authorized,
     16,193,314 shares are issued and outstanding...............................       1,619
     Contributed capital .......................................................      81,000
     Additional paid-in capital ................................................  15,341,180
     Accumulated deficit ....................................................... (13,902,162)
                                                                                ------------
TOTAL STOCKHOLDERS' EQUITY...............................                          1,522,127

TOTAL LIABILITIES AND EQUITY ....................................               $  3,052,035
                                                                                =============

                 See notes to consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended                 Nine Months Ended
                                                          September 30,                      September 30,
                                                       2000              1999             2000              1999
                                                 -------------     -------------    -------------     -------------

Total Revenues....................................$     253,787  $       52,250    $    601,790      $    162,430

     Cost of Goods Sold ..........................       41,740          41,257         126,394           127,696
                                                  -------------    ------------     -------------    ----------------

Gross Profit .....................................      212,047          10,993         475,396            34,734

     Selling expenses ............................      441,140         210,383       1,046,219           567,217
     General & administrative expenses ...........      641,478         499,253       1,774,331         1,433,692
                                                   -------------   ------------      -------------    --------------

Operating Income (Loss) ..........................     (870,571)       (698,643)     (2,345,154)       (1,966,175)

     Miscellaneous income ........................           12          10,469          14,060            98,065
     Interest expense, net........................      (16,091)        (77,385)       (148,934)         (187,383)
     Miscellaneous expenses ......................           (0)        (49,417)         (1,149)          (69,106)
                                                   -------------   ------------     ------------      ------------
Non-Operating Income (Expense) ...................      (16,079)       (116,333)       (136,023)         (158,424)
                                                   -------------   -------------    -------------     ------------


Net Loss .........................................$    (886,650)    $  (814,976)    $(2,481,177)     $ (2,124,599)
                                                      ==========   ============      ===========     =============


Loss per Common Share ............................$       (0.06)    $     (0.09)    $     (0.17)     $      (0.26)
                                                      ==========    ===========     ============      ============
Weighted Average Number of
     Common Shares Outstanding ...................    15,745,597      8,824,380      14,599,500         8,164,100




                 See notes to consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                     Nine Months Ended September 30,
                                                          2000              1999
Cash Flows from Operating Activities
     Net income (loss) ...........................  $(2,481,178)       $ (2,124,599)
     Adjustments to net income (loss)
        Depreciation and amortization ............      149,074             139,694
        Stock and debt issued for expenses........      251,667                   0
        Loss on disposition of certain assets ....        1,122               8,993
        Dividend payments.........................      (42,000)                  0
     Decreases (increases) in Assets
        Accounts receivable ......................     (401,277)             68,281
        Miscellaneous receivables.................       15,227                   0
        Inventories ..............................          215              17,827
        Prepaid expenses .........................      (38,795)           (121,527)
        Other assets .............................      (22,750)              1,852
     Increases (decreases) in Liabilities
        Prepayments received......................            0                   0
        Deferred revenue..........................       27,193
        Accounts payable and accrued expenses ....     (231,682)           (711,686)
                                                   --------------      -------------
Net Cash Provided (Used) by Operating Activities     (2,773,181)         (2,721,165)

Cash Flows from Investing Activities
     Purchases of equipment and fixtures .........      (52,182)             (2,606)
     Disposition of equipment and other assets ...        3,358              60,000
                                                   --------------       ------------
Net Cash Provided (Used) by Investing Activities        (48,824)             57,394

Cash Flows from Financing Activities
     Proceeds from notes payable .................      250,000           1,247,235
     Repayment of loans and notes ................     (484,534)           (293,200)
     Repayment of long-term debt .................           (0)            (52,000)
     Accrual of contingent liability..............            0             374,890
     Issuance of preferred stock..................    2,937,836                   0
     Issuance of common stock ........... ........      550,000           1,380,031
                                                    -----------          -----------
Net Cash Provided (Used) by Financing Activities      3,253,302           2,656,956
Net Increase (Decrease) in Cash ..................      431,297              (6,815)
Cash at Beginning of Period ......................      249,569               9,403
                                                    -----------          ----------
Cash at End of Period ............................ $    680,866     $         2,588
                                                   =================     ===========




                 See notes to consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

BACKGROUND

         On June 24, 1997, the Company, extended a stock exchange offer to the shareholders of Proformix, Inc., a Delaware corporation and manufacturer of ergonomic keyboarding systems. Proformix, Inc. in November 1998 changed its name to Magnitude, Inc. and is now referred to as Magnitude, Inc. At the time of this submission, holders of 99.1% of Magnitude, Inc. common stock have tendered their shares. The business combination which took the form of a reverse acquisition has been accounted for as a purchase. As a result, the Company and Magnitude, Inc. remain as two separate legal entities whereby Magnitude, Inc. operates as a subsidiary of Magnitude Information Systems, Inc.. The operations of the newly combined entity are currently comprised solely of the operations of Magnitude, Inc.

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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

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

     Revenue Recognition
         Revenue from the licensing of proprietary software products is recognized at the time of licensing provided that the resulting receivable is deemed probable of collection. Revenue from software maintenance contracts is recognized ratably as earned.

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


PREPAID EXPENSES

         Prepaid  expenses  include a position  of  $375,000  resulting  from an agreement in February 1998 with BNN Business News Network Inc., a nationwide media advertising and radio network company, whereby the Company purchased advertising time to be utilized on stations associated with Business News Network Inc., usable over a period of three years, since then extended, and aggregating $900,000 in retail value, against issuance of 150,000 new and restricted common shares. The services purchased were capitalized at the then fair market value of the stock issued, for a total of $375,000. The resulting asset will be amortized as utilized, over the time frame of the next two years. As per the date of this report, no portion of this asset has been utilized. Management believes that the Company will derive economic benefits commensurate with the value of this asset. If management were to determine that it may not be able to economically utilize the entire amount during the time allotted, it will effect an accelerated amortization or write-down of this asset position.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

PROPERTY, PLANT AND EQUIPMENT

     Property,  plant and  equipment  consist of the  following at September 30,
2000:
              Equipment                                                                  $       179,287
              Furniture and fixtures                                                              69,976
              Leasehold improvements                                                              45,770
                                                                                           --------------

                                                                                                 295,033

              Less accumulated depreciation                                                      176,979
                                                                                           --------------

                                        Total                                            $       118,054
                                                                                           ==============

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts  payable and accrued  expenses  consisted of the following at September
30, 2000:

              Accounts payable                                                           $       359,442

              Accrued interest                                                                    66,921

              Accrued commissions                                                                 30,176

              Accrued salaries and professional fees (payable in cash)                            59,997

              Accrued salaries and professional fees (payable in equity)                         173,711

              Miscellaneous accruals                                                              89,167
                                                                                            =============
                                    Total                                                $       779,414
                                                                                            =============
LOANS AND NOTES PAYABLE

     At September 30, 2000, Magnitude, Inc. and the Company had borrowings under short term loan agreements with the following terms and conditions:

         Note issued by Magnitude,  Inc.  originally  maturing December 4, 1998
         and accruing interest at                                                        $       75,000
         5% per year.  This note is overdue at September  30, 2000;  no demand for payment has been made through today's date.
         Note issued by Magnitude,  Inc.  originally maturing June 1996 and accruing interest at 12% per year.  This note is overdue at September
         30, 2000; no demand for payment has been made through today's date.                     25,000
         Discounted  present value of a non-interest bearing $70,000 settlement with a former investor of  Magnitude,  Inc.  to be paid in  monthly
         payments  commencing  July 1, 1997.  The  imputed interest rate used                    33,529
         to discount the note is 8% per annum. Balance of  promissory  note
         issued to a former member of the board of directors of the Company                      54,963
         carrying  interest at 12% p.a.,  maturing July 2000,  convertible  at the holder's  option into shares of the common stock of the Company at the rate of $0.50 per share.  Cash advance by an officer of the
         Company, carrying interest at the rate of 7% p.a.                                       50,000

                  Total                                                                    $    238,492
                                                                                           ==============

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


LONG-TERM DEBT

        Pursuant to the  February 2, 1998,  Agreement  and Plan of Merger with
        Rolina  Corporation  (see "Background")  the Company had issued  155,556
        shares (the "Shares") of its common stock to the principal of Rolina                      $      374,890
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


  INCOME TAXES

       At December  31, 1999,  the Company had net  operating  loss carry
       forwards  approximating which expire  between the years 2008                                $    11,300,000
       and 2013 and are subject to certain annual limitations.

  The Company's total deferred tax asset and valuation allowance at December 31,
  1999 are as follows:
            Total deferred tax asset                                                               $     4,240,000
            Less valuation allowance                                                                     4,240,000
            Net deferred tax asset                                                                 $             -
                                                                                                     ===============



COMMITMENTS AND CONTINGENCIES

   Lease Agreements
     Magnitude, Inc. currently leases office space which contained its former administrative offices pursuant to a lease agreement dated December 9, 1998. Such lease commences December 16, 1998 and expires on December 31, 2001 and requires monthly payments of $3,700 from December 16, 1998 to October 31, 1999 and $3,250 from November 1, 1999 to December 31, 2001. This space has been sublet, generating $3,250 per month in offsetting revenues.

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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000



RELATED PARTY TRANSACTIONS

      On March 31, 2000, the Company and its President and Chief Executive Officer agreed to convert a current liability payable to him in the amount of $374,890 into a Company obligation maturing March 31, 2002, which among others provides for a right to the holder to convert such obligation into common stock of the Company (see "Long-term debt").

      In September 2000, an officer of the Company extended a cash advance of $50,000 to the Company, accruing interest at the rate of 7% per year. This advance was repaid in October 2000.


SUBSEQUENT EVENTS

      On October 11, 2000, the board of directors of the Company confirmed the promotion of John C. Duncan, Executive Vice President, to the position of President and Chief Operating Officer of the Company. Steven D. Rudnik retains the title and position of Chief Executive Officer and Chairman of the Board.

      On October 11, 2000, the board of directors of the Company adopted a resolution by which the By-Laws of the Company are amended in Article I,
      Section 7, Subsection C, through insertion of the sentence "A special meeting of stockholders of the Company may be called by stockholders holding a majority of the issued and outstanding common shares of the Company".

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

         During the third quarter in 2000 Magnitude recorded the largest software contract in its history yet, a firm commitment from California's State Compensation Insurance Fund to install enterprise-wide the latest version of the Company's ErgoSentry(TM) software. State Compensation Insurance Fund is California's largest provider of workers' compensation coverage. The order was placed after a successful, year-long pilot program involving 400 ErgoSentry(TM) -equipped work places in selected State Fund offices throughout California, and further validated the Company's marketing strategy of lowering entry barriers by closely cooperating with larger potential clients in introducing its proprietary software through pilot projects at selected worksites. Pilot project installations are designed to impart credibility and awareness of the product's unique potential in the areas of productivity enhancement and risk reduction with respect to repetitive stress injuries in the office environment. Pilot projects involving smaller numbers of employees also provide a potential client with an opportunity to test the software's utility and reliability, systems and network friendliness, and staff acceptance without incurring the perceived and sometimes real risk associated with installing a new product on an enterprise-wide scale.

         Revenues for the quarter ended September 30, 2000, which include the above State Fund contract increased to $253,787 compared to $52,250 for the same period in 1999, all such revenues generated by the Company's wholly owned subsidiary Magnitude, Inc. from the licensing of the Company's proprietary ErgoManager(TM) software. The quarter also marked the passing of the $1 Million milestone for aggregate revenues from the licensing of the Company's ergonomic software. Gross profits during the quarter amounted to $212,047 for a 83% gross margin. Gross profits are burdened with a fixed charge for amortization of software investments. Software assets underlying the Company's products are being amortized on a straight line over 10 years, resulting in a level charge of approximately $13,000 per month to cost-of-goods-sold. Since variable product costs are low, the gross margin is expected to further increase as revenues grow. After deducting selling expenses and general and administrative expenses of $1,082,618 the Company realized an operating loss of $870,571, compared to an operating loss of $698,643 for the third quarter in 1999. Non-operating expenses totaled $16,079 primarily in form of interest expense. The net result for the quarter was a loss of $886,650 or $0.06 per share, compared to a loss of $814,976 or $0.09 per share for the same period last year.

         The quarter's net result was strongly affected by the continuing expansion of marketing and sales operations resulting in a sharp increase of selling expenses, which doubled from the level a year ago, and, to a lesser degree, from higher general and administrative expenses. The Company is undertaking pioneering efforts in educating future customers and the business community at large about the merits of a pro-active stance in dealing with the growing level of health risks and potential liabilities associated with repetitive stress injuries in the computer workplace environment. Management believes that these efforts are justified by the potential rewards accruing from this "First to Market" approach which should lead to a strong competitive advantage and a sizable market share during the years to come. The Company will continue to invest in a comprehensive marketing campaign with the goal of accelerating the education of potential clients and promoting the name and products of the Company. This process, however, takes time and while management is confident of the ultimate success of its strategy it is not in a position to predict the timing with any degree of certainty.

Liquidity and Capital Resources

         During the third quarter, the Company moved aggressively to further improve liquidity and working capital. New equity investments through private placements with accredited investors who purchased an aggregate 138,920 Series B and D Senior Convertible Preferred shares (convertible into common stock at the rate of 1 preferred share for 10 common shares) and the conversion of $502,500 current debt into common equity added $1,752,500 to working capital, before deduction of related expenses which totaled $112,500. These transactions further improved the Company's balance sheet profile so that, at September 30, 2000 and in spite of the loss from operations, stockholders' equity increased to $1,522,127, from $826,314 at the end of the previous fiscal quarter. These financing transaction also erased the working capital deficit manifest during the previous periods. Working capital showed a positive balance of $638,071 at the end of the quarter.

         Of the $1,250,000 raised through new equity investments a portion of $750,000 was attributable to the $3 Million round of private placements commenced in the spring of this year and constituted the last segment of this financing transaction. The balance of $500,000 resulted from private placement subscriptions by accredited investors under a new program designed to attract an aggregate total of approximately $2 Million in equity funding through the remainder of this year and the first quarter in 2001. Management believes that funding expected to be generated from these capital transactions will provide for sufficient financial resources, to cover present and anticipated future needs well into the next fiscal year.

PART  II  -  OTHER INFORMATION

Item 1   LEGAL PROCEEDINGS

The Company is not a party in any legal proceedings.


Item 2   CHANGES IN SECURITIES      -  None

c)   Issuance of unregistered securities

In addition to the issuance of unregistered securities previously noted in the Company's report on Form 10-QSB for the quarter ended June 30, 2000, incorporated herein by reference the Company, during the third quarter of 2000 and through October 31, 2000, issued the following unregistered securities:

(i) 109,926 shares of Common Stock pursuant to the conversion of $54,963 in convertible promissory notes, issued in reliance upon exemptions provided under Section 4(2) of the Securities Act;

(ii)     12,000 shares of Common Stock for services rendered;

(iii) 11,535 shares of Common Stock in exchange against 40,000 common shares of Magnitude, Inc., pursuant to the Company's stock exchange offer of July 1997;

(iv) 617,616 shares of Common Stock and warrants for the purchase of 100,000 shares at a price of $1 per share, in exchange against the cancellation of a $460,000 liability in form of a past-due promissory note and accrued interest thereon;

(v) Warrants for the purchase of 36,000 shares of Common Stock at $1 per share, for services rendered;

(vi) 83,364 shares of Series B Senior Convertible Preferred Stock accompanied by warrants for the purchase of 416,820 shares at a price of $0.90 per share, to a foreign investor pursuant to private placement subscriptions under Regulation S and Section 4 (2)of the Securities Act, which resulted in the receipt by the Company of $750,276 in cash, whereby such shares, among other things, have the following rights and privileges: (i) 7% annual preferential dividend, payable semi-annually, (ii)conversion at the holders' option into shares of Common Stock at a conversion rate of 10 common shares for 1 preferred share;

(vii) 55,556 shares of Series D Senior Convertible Preferred Stock accompanied by warrants for the purchase of 555,560 shares at a price of $0.50 per share, to two investors pursuant to private placement subscriptions under Rule 506 of Regulation D and Section
         4 (2) of the Securities Act, which resulted in the receipt by the Company of $500,000 in cash, whereby such shares, among other things, have the following rights and privileges: (i) 7% annual preferential dividend, payable semi-annually, (ii) conversion at the holders' option into shares of Common Stock at a conversion rate of 10 common shares for 1 preferred share.

d) On August 24, 2000, the Securities and Exchange Commission approved a registration statement on Form SB-2 for 19,467,160 common shares, filed by the Company on behalf of certain holders of the Company's securities. There will be no proceeds to the Company from the sale of any of these shares.


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

         Exhibit (4) - Instruments defining the Rights of Holders - On November 3, 2000, the Company filed an amendment to its Certificate of Incorporation, designating from its "blank check" preferred stock pool 500,000 shares as Series D Senior Convertible Preferred Stock, par value $0.001. A copy of the designation is attached hereto.

         Exhibit (27) - Financial Data Schedule -  attached hereto.


 (b)     Reports on Form 8-K:

         On October 11, 2000, the Company filed a report on Form 8-K, informing about the signing of an equity-line financing agreement with Torneaux Fund Ltd., whereby the Company may sell up to between $1.2 and $4.2 Million of its common stock.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    MAGNITUDE INFORMATION SYSTEMS, INC.




Date:   November 13, 2000           By: /s/  Steven D. Rudnik
                                       -----------------------
                                       Steven D. Rudnik
                                       Chairman and Chief Executive Officer

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                                    EXHIBIT 4

                      CERTIFICATE OF POWERS, DESIGNATIONS,
                      PREFERENCES AND RIGHTS OF THE SHARES
                            OF THE PREFERRED STOCK OF
                       MAGNITUDE INFORMATION SYSTEMS, INC.

                                To Be Designated
                   Series D Senior Convertible Preferred Stock


         Magnitude Information Systems, Inc., a Delaware corporation (the "Corporation"), in accordance with Section 103 of the General Corporation Law of the State of Delaware ("DGCL"), by its President, does hereby certify that during a meeting on September 26, 2000, the Board of Directors of the Corporation duly adopted the following resolutions providing for the issuance of a series of Preferred Stock to be designated Series D Senior Convertible Preferred Stock, par value $.001, and to consist of 500,000 shares:

          RESOLVED, that the Corporation is hereby authorized to amend its Certificate of Incorporation and to file a Certificate of Designations of Preferred Stock to provide for 500,000 shares of Series D Senior Convertible Preferred Stock, $.001 par value ("Series D Senior Preferred"), pursuant to the terms and conditions set forth in the Certificate of Designations;

          RESOLVED, that the rights, privileges and limitations of each share of Series D Senior Preferred shall be as follows:

         1.   Issuance.   The series of Preferred Stock designated as Series D
Senior Preferred shall consist of 500,000 shares.

         2. Dividends. The holders of said shares of Series D Senior Preferred shall be entitled to receive cumulative dividends thereon at the rate of seven percent (7%) per annum, payable semi-annually when declared by the Board of Directors, before any dividend shall be declared, set apart for, or paid upon the Common Stock of the Corporation. The Dividend Rate shall accrue on the Stated Value (the "Stated Value"), which Stated Value shall be noted on the certificate issued to the holder, of each share of the Series D Senior Preferred. The dividends on the Series D Senior Preferred, payable in cash, shall be cumulative, so that if the Corporation fails in any fiscal year to pay such dividends on all the issued and outstanding Series D Senior Preferred, such deficiency in the dividends shall be fully paid, but without interest, before any dividends shall be paid on or set apart for the Cumulative Preferred Stock or the Common Stock.

         3. Priority. The Series D Senior Preferred shall with respect to dividend rights and liquidation rights rank prior to all classes and series of Common Stock and the Cumulative Preferred Stock, and on a par with the Series A, B and C Senior Convertible Preferred Stock.

         4.  Voting.  Except as required by the DGCL and as provided in Section
(7) below, the holders of said shares of Series D Senior Preferred shall not be entitled to any voting rights.

         5. Cancellation. Shares of Series D Senior Preferred which have been issued and reacquired in any manner, including shares purchased or converted into Common Stock, exchanged or redeemed, shall be canceled on the books of the Corporation and shall not be considered outstanding for any purpose.

         6. Liquidation. In the event of any liquidation, dissolution, or winding up of the affairs of the Corporation, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Corporation, the holders of the Series D Senior Preferred shall be entitled to receive, out of the remaining net assets of the Corporation, an amount equal to the Stated Value of each share of Series D Senior Preferred held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, plus the amount of all dividends in arrears on each such share up to the date fixed for distribution, provided, however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series A, B and C Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the Corporation. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B, C and D Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

         7. Cumulative Dividends. During such time as there exist unpaid cumulative dividends due on the Series D Senior Preferred, no reclassification of the shares of the Corporation or capital reorganization of the Corporation in any manner provided by law shall be valid unless (a) the holders of a majority of all the Series D Senior Preferred approve, and (b) provision is made for the payment of the aggregate unpaid cumulative dividends then in arrears.

         8.   Redemption.

         (i) The Corporation shall have the right to redeem pro rata any or all of its Series D Senior Preferred issued and outstanding at any time, with the Board of Directors of the Corporation in its sole discretion deciding how many shares to redeem, provided, however, that any such shares called for redemption have been issued and outstanding for a minimum of three (3) years at the time of notice of redemption to the holders of such shares, by paying to the holders thereof the Stated Value for each share of Series D Senior Preferred held by such holder plus a "call premium" of 10% of the Stated Value, together with the amount of any accrued and unpaid dividends as may have accumulated thereon at the time of redemption (the "Redemption Price").

         (ii) At least 10 days but not more than 30 days prior to the date fixed by the Board of Directors of the Corporation for the redemption of any shares of the Series D Senior Preferred pursuant to subsection (i) above, a written notice shall be mailed to the holder of record of such shares of Series D Senior Preferred to be redeemed, at the address of such holder as shown on the records of the Corporation, notifying such holder of the election of the Corporation to redeem such shares, stating the date fixed for redemption thereof (hereinafter referred to as the "Redemption Date"), and calling upon such holder to surrender to the Corporation on the Redemption Date at the place designated in such notice such holder's certificate or certificates representing the number of shares of Series D Senior Preferred specified in such notice of redemption. On or after the Redemption Date, each holder of shares of Series D Senior Preferred to be redeemed shall present and surrender such holder's certificate or certificates for such shares to the Corporation at the place designated in such notice and thereupon the Redemption Price of such shares shall be paid to or to the order of the person whose name appears on such certificate or certificates as the owner thereof and each surrendered certificate shall be canceled. From and after the Redemption Date (unless default shall be made by the Corporation in payment if the Redemption Price), all dividends on the Series D Senior Preferred shall cease to accrue and all rights of the holders thereof as stockholders of the Corporation, except the right to receive the Redemption Price thereof upon the surrender of certificates representing the same, without interest thereon, shall cease and terminate and such shares shall not thereafter be transferred (except with the consent of the Corporation) on the books of the Corporation and such shares shall not be deemed to be outstanding for any purpose whatsoever.

         (iii) The holder of any shares of Series D Senior Preferred notified by the Corporation of the redemption of such shares pursuant to subsection (ii) above shall have the right to exercise his option to convert such shares of Series D Senior Preferred into Common Stock of the Corporation pursuant to Section (9) below, by notifying the Corporation in writing or via facsimile prior to the Redemption Date of his election to convert, in the form prescribed therefore. The Corporation, after receipt of such notice shall remove such shares from the shares to be redeemed.

         9. Conversion. Each share of Series D Senior Preferred shall be convertible at any time prior to the Redemption Date, at the holder's option, into shares of Common Stock of the Corporation on the basis of ten (10) shares of Common Stock for 1 share of Series D Senior Preferred. The holder of any shares of Series D Senior Preferred who elects to convert his or her Series D Senior Preferred into Common Stock of the Corporation shall surrender, at the principal office of the Corporation or at such other office or agency maintained by the Corporation for that purpose, the certificate or certificates representing the shares of Series D Senior Preferred to be converted, together with a written affidavit informing the Corporation of his or her election to convert such shares, whereby the date of receipt by the Corporation of such certificates and affidavit shall constitute the "Conversion Date". As promptly as practicable, and in any event within ten business days after surrender of such certificates, the Corporation shall deliver or cause to be delivered certificates representing the number of validly issued, fully paid and non-assessable shares of Common Stock of the Corporation to which such holder of Series D Senior Preferred so converted shall be entitled. Such conversion shall be deemed to have been made at the close of business on the Conversion Date, so that the rights of the holders of the Series D Senior Preferred shall thereafter cease except for the right to receive Common Stock of the Corporation in accordance herewith, and such converting holder of Series D Senior Preferred shall be treated for all purposes as having become the record holder of such Common Stock of the Corporation at such time.

         10. Anti-Dilution. In the event that, prior to the conversion of the Series D Senior Preferred Stock by the holder thereof into Common Stock of the Corporation, there shall occur any change in the outstanding shares of Common Stock of the Corporation by reason of the declaration of stock dividends, or through a re-capitalization resulting from stock splits or combinations, without the receipt by the Corporation of fair consideration therefore in the form of cash, services or property, the conversion ratio of the Series D Senior Preferred Stock into Common Stock of the Corporation provided for in Section (9) above shall be adjusted such that any holder of Series D Senior Preferred Stock converting such stock into Common Stock subsequent to such change in the outstanding shares of Common Stock of the Corporation shall be entitled to receive, upon such conversion, a number of shares of Common Stock of the Corporation representing the same percentage of common shares outstanding as represented by the shares that he would have received had he converted his Series D Senior Preferred Stock to Common Stock prior to such change in the outstanding shares of Common Stock of the Corporation.

         IN WITNESS WHEREOF, we, the undersigned, have executed and subscribed this certificate on September 26, 2000





                                         /s/ Steven D. Rudnik
                                         ----------------------------
                                          Steven D. Rudnik, President


ATTEST:


/s/  Joerg H. Klaube
---------------------------
Joerg H. Klaube, Secretary