Form 10KSB
period 2000-12-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2001-04-12
CIK 838796

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
     ACT OF 1934

                   For the Fiscal Year ended December 31, 2000


                                       OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
     EXCHANGE OF 1934

                        For the Transition Period From to

                          Commission File No. 33-20432

                       MAGNITUDE INFORMATION SYSTEMS, INC.
              Exact Name of Registrant as Specified in its Charter

                            DELAWARE 75-2228828 _____
                   State or Other Jurisdiction of IRS Employer
               Incorporation or Organization Identification Number

                  401 State Route 24, Chester, New Jersey 07930
                 Address of Principal Executive Offices Zip Code

                                 (908) 879-2722
                Registrants Telephone Number, Including Area Code








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

                                    Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

      The Registrant's revenues for the fiscal year ended December 31, 2000, were $646,635.

Common stock, par value $.0001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on March 28, 2001. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on March 28, 2001, ($0.50), the aggregate market value of the approximately 14,161,095 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on March 28, 2001, was approximately $7,080,548. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

       As of March 28, 2001, 17,754,573 shares of Common Stock, $.0001 par value, were outstanding.

             DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

                       MAGNITUDE INFORMATION SYSTEMS, INC.

                                    CONTENTS

PART I.                                                                                 Page

      Item  1.    Business................................................................4

      Item  2.    Properties ............................................................14

      Item  3.    Legal Proceedings .....................................................14

      Item  4.    Submission of Matters to a Vote of Security Holders ...................14

PART II.

      Item  5.    Market for Registrant's Common Equity and
                  Related Shareholder Matters ...........................................15

      Item  6.    Management's' Discussion and Analysis of
                  Financial Condition and Results of Operations .........................17

      Item  7.    Financial Statements and Supplementary Data ...........................21

      Item  8.    Changes in and Disagreements with Accountants
                  on Accounting and Financial Disclosure      ...........................21

PART III.

      Item  9.    Directors and Executive Officers of the Registrant ....................22

      Item 10.    Executive Compensation ................................................24

      Item 11.    Security Ownership of Certain Beneficial Owners
                  and Management ........................................................26

      Item 12.    Certain Relationships and Related Transactions ....................... 28

      Item 13.    Exhibits and Reports on Form 8-K ......................................29


                  Signatures ............................................................30

                  Exhibit Index .........................................................31

                                                                PART I

ITEM     1:       BUSINESS

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

          The  Company is  currently  subject to the  reporting requirements of
Section 15(d) of the Securities Exchange Act of 1934. The Company has the authority to issue an aggregate of One Hundred Million (100,000,000) Common Shares, par value $.0001, and Three Million (3,000,000) Preferred Shares, par value $.001, of which at December 31, 2000, Two Thousand Five Hundred (2,500) were designated as Cumulative Preferred Shares, par value $.001; Three Hundred Thousand (300,000) were designated as Series A Senior Convertible Preferred Stock, par value $0.001; Three Hundred Fifty Thousand (350,000) were designated as Series B Senior Convertible Preferred Stock, par value $0.001; One Hundred Twenty Thousand (120,000) were designated as Series C Senior Convertible Preferred Stock, par value $0.001; and Five Hundred Thousand (500,000) were designated as Series D Senior Convertible Preferred Stock, par value $0.001.

         As of December 31, 2000, there were outstanding 16,525,240 Common Shares, 1 Cumulative Preferred Share, and 524,337 Convertible Preferred Shares.

Narrative Description of Business

         Magnitude Information Systems, Inc. is a pioneer in the Ergonomic Productivity Software (EPS) market. With ErgoManager(TM), an interactive suite of Windows(TM) software products, Magnitude has developed and delivered the first integrated systems approach to computer ergonomics. The Company's patented proprietary software products provide business and government employers with a complete system for the evaluation and management of ergonomic and productivity risk factors with respect to the use of computers in the office environment. ErgoManager(TM) is designed to help employers minimize preventable Repetitive Stress Injuries ("RSI") and enhance productivity through:

o Real-time monitoring of keyboarding activities to ensure proper posture and work pacing.
o Pro-active dialogue with at-risk employees, including surveys and training in the best practices for wellness and productivity.
o Strategic profiling and the management of computer use throughout an organization to employ best practices and to measure health, safety, and performance results.
o        Computer workstation assessment tools.

      The Company has applied for several patents for its products, and has received a patent from the U.S. Patent and Trademark Office on its application relative to certain core inventions within its ErgoManager(TM) system. The Company has begun to realize material revenues from licensing its software. Nevertheless, with its new products targeting a relatively new market the Company must presently be considered an enterprise in transition.

         As the utilization of computers in the office has increased significantly in the last decade, so has the rate of health problems believed to be related to the use of computers. Computer ergonomics focus on optimizing the design of technology involved in the utilization of computers in the office, and also attempts to affect the manner in which people interact with computers, so as to minimize the associated health risks. A successful technology delivery system positively impacts the cost of doing business by improving the comfort, productivity, job satisfaction and safety of the computer user, while reducing the costs of absenteeism and work related disability.

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

         A new study released in January 2001 by the National Academy of Sciences, originally commissioned by Congress and produced by the National Research Council, finds that work-related back, hand and wrist injuries affect about 1 million U.S. workers every year. The total cost of the resultant disorders is between $45 billion and $54 billion in compensation, lost wages and lower productivity. Increased awareness of the health risks and associated costs led the State of California several years ago implemented an ergonomics regulation Title 8 which directs qualifying employers to establish and maintain a program designed to minimize RSI's.

Such program shall include work-site evaluation, control of the exposures that have caused RSI's, and training of employees. State agencies and employers in California face fines of up to $25,000 per incident for violating these regulations. The State of Washington adopted similar regulations in 2000, and other states have indicated a willingness to follow suit. The Company's proprietary software products deliver a comprehensive compliance tool. The Company believes that the growing recognition of these trends will give rise to a rapidly expanding market for the Company's products.


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

         The Company operates primarily in the United States of America, however, has introduced a Portuguese language version of its software products for the Brazilian market, and will shortly introduce a German language version for certain European markets. The Company has not yet derived any material revenues from the licensing or sale of its software products in foreign markets.


Products, Trademarks

         The Company's current primary product is a suite of nine proprietary software modules marketed under the name ErgoManager(TM) which are designed to help individual computer users and businesses deal with potentially preventable repetitive stress injury (RSI). The nine software modules can be applied individually or together in a comprehensive ergonomic and early intervention program that seeks to modify a user's behavior by monitoring computer usage patterns over time and warning the user when to break a dangerous trend in repetitive usage of an input device, such as a keyboard or mouse. The product was developed to train people working on computers, monitor computer-use related activities and evaluate a user's risk exposure and propensity towards injury or loss of effectiveness in connection with his/her day-to-day work. Moreover, the package enables a company to not only address the issue of health risks involving employees and to minimize resulting potential liabilities, but delivers a powerful tool to increase overall productivity.

         The system is highly customizable for management, staff and employees. All components operate on any PC or workstation running the Microsoft Windows operating system. ErgoManager(TM) is the first suite of software solutions that combines ergonomic remediation and productivity enhancement tools. Its nine component modules are described as follows:

ErgoTutor(TM) delivers a complete office ergonomics training course directly to employees at their desktop, and provides employees with clear initial awareness training as well as follow-up training for reinforcement of previously learned materials.

ErgoSURE(TM) is a postural assessment tool designed to allow the evaluation of employee posture while working at computers. It is an electronic version of the internationally accepted RULA (Rapid Upper Limb Assessment) system. This system, developed at the University of Nottingham's Institute for Occupational Ergonomics in the U.K., allows users to survey a broad range of computer-related work activities involving repetitive motions, allowing the user to detect - and remedy - hazardous situations and conditions.

ErgoSurveyor(TM) is used to gather usage information from employee populations. Customized, professional quality surveys are designed to corporate specifications and gather important information that may be used to plan ergonomic and corporate business strategies. Responses to risk assessment surveys are gathered and compiled into a database that may be used to create comprehensive, customized reports.

UserNotes(TM) is an early reporting and "Rapid Response" Intervention tool designed to give employees a way to communicate discomfort to designated staff, allowing issues to be addressed earlier - at a lower cost and a higher likelihood of success. UserNotes is consistently available to everyone in the organization at the workstation or notebook with or without Internet access.

ErgoSentry(R) measures rest against work in real time, tracking keyboard and mouse activity independently. ErgoSentry's patented algorithms, designed for prevention and control of RSI risk factors, monitor computer usage patterns over time and alert the user when to take micro-breaks, avoiding high-risk trends in keyboard or mouse usage through a unique and patented empowering feedback mechanism. Users are alerted to take these micro-breaks only(!) when risk exposure exceeds configured limits.

ErgoAnalyzer(TM) is designed to measure, analyze and manage all aspects of day-to-day computer use. Raw actual data of normal, everyday use are gathered through ErgoSentry(R) and accumulated for standard and customized reports that track, analyze and qualify how employees are using their computer stations.

Guardian(TM) captures metrics on the frequency of keystroking and mousing during each minute throughout the day, and optionally tracks which applications and files users access.

ErgoQuiz(TM) is an electronic testing system used to assess ergonomic awareness and educate employees.

ErgoMap(TM) offers employees state of the art ergonomic training at the desktop.


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

Patents and New Products

ErgoSentry - Patent Granted:

         In March 2000 the U.S. Patent and Trademark Office awarded the Company a patent which covers various innovations including a proven approach that helps computer users manage their activity to improve productivity and reduce the risk of repetitive motion injuries.

ErgoPal Introduced, Patent Pending:

         New patent-pending ErgoPal software is a work pacing tool that helps users mitigate health risks and improve their productivity by gently alerting them to increases in stress and fatigue which are occurring before they realize it.

eFuel Announced, Patent Pending:

         New patent-pending technology powering consumable software, web-sites and deliverable content. eFuel can be used as an e-Commerce currency provided in exchange for user information on their computer usage both online and offline. Users build up rewards to apply towards product and service purchases.


Studies Using ErgoManager(TM)

         Magnitude has conducted productivity studies using ErgoManager(TM) at various client and prospect sites.

         In July 1999, Cornell University released a study entitled "Effects of Ergonomic Management Software on Employee Performance," a field experimental test of the effects of ErgoManager on computer work activity.1 Professor Alan Hedge tested the effects of using Magnitude's ergonomic work pacing software to monitor keyboard and mouse activity, and to provide computer users with information on appropriate, discretionary rest breaks. The software also provided information on stretching exercises, appropriate postures, and appropriate workstation adjustments. The Wall Street office of a nationwide insurance brokerage firm was chosen as the test site for this study.

         Data gathered in the study covered 6,195 hours of computer usage, equivalent to 800 person/days of computer use. Participants used computers an average of 5.9 hours per day, and typed over 3,949,000 keystrokes during the course of the study. Employees at the site used their computers for much of the workday. The study evaluated the performance of 21 individuals including executives, administrators, customer service specialists, underwriters, and accountants.

         Alerting users to take more short rest and break periods improved work accuracy, and did not impair overall keystroke and mouse usage. These study results agree with previous research. In addition, the study concluded that from an economic standpoint, the performance benefits that may accrue from using ErgoManager indicate a return on investment of approximately 3 months.

___________________
1 Hedge, A. "Effects of Ergonomic Management Software on Employee Performance.
  Cornell Human Factors Laboratory Technical Report/SP7991, Cornell University, July, 1999.

         Another client, the California State Compensation Insurance Fund, conducted a survey using ErgoManager in a pilot program from January 2000 - June 2000. The significant results of the study included:

o        A 50% reduction rate in the total number of Musculoskeletal Disorder
         (MSD) Claims.
o        A reduction in OSHA reported injury rates from 20% to 80%.
o The actual workers' compensation savings in the pilot program was $120,000.
o State Fund's projected annual workers' compensation cost savings was approximately $780,000.
o        There was a total participation of employees in Pilot Program
o        Employees postponed micro-breaks a maximum of nine minutes.
o        There was 100% employee satisfaction while using ErgoManager.
o        Some employees used program to "warm up" prior to their beginning work

         In February 2001, a study by Cornell/Lockheed Martin titled Ergonomic Management Software and Work Performance presented an ROI analysis to quantify the potential economic impact of a 59% improvement in keystroke accuracy for the test group. Based on a combination of factors including estimated hourly employee costs which include some of the following: wages, benefits, occupied internal floor space, pre-study hourly error costs, hourly savings per person, and the annual "per seat" cost of ErgoManager, the study indicated that the breakeven/payback period is achieved in 25.1 hours of usage. Several large industrial clients already have named ErgoManager "Best Practice". The term "Best Practice" is an acknowledgement that a concept, process, or product is proven to produce the desired results and is applicable throughout the enterprise across organizational lines.

Ergonomic Advisory Board

         Magnitude has formed an Ergonomic Advisory Board (EAB) comprised of individuals with noted expertise in the field of ergonomics and productivity to ensure that Magnitude's ergonomic products remain at the forefront of these industries. These respected leaders advise Magnitude on product requirements and put their "stamp of approval" on the Company's EPS products, enhancing product value and standing in these industries relative to the competition.

The EAB focuses on strategic issues, such as:

>> What product functions, components, and interfaces should Magnitude's products possess?
>>       What markets should Magnitude target?
>> What kinds of ergonomics measures and methods should be provided or recommended?
>> What kinds of ergonomics analyses may companies do with their collected datasets?
>>       What kinds of research studies should Magnitude consider?
>> How will Magnitude's products fit with current and proposed ergonomics regulations?
>>       What other ergonomics issues should Magnitude consider?

EAB members serve two-year terms. Today, the EAB is comprised of:

>>       Professor Alan Hedge, Ph.D. - EAB Chairman
         Expertise in office ergonomics and computer ergonomics issues.

>>       Professor Hal Hendrick, Ph.D., CPE, DABFE
         Past-president of the Human Factors and Ergonomics Society, with expertise in macroergonomics focusing on ergonomics and organizational effectiveness.

>>       Professor Rob Henning, Ph.D., CPE
         Expertise in rest-break and human performance issues.

>>       Mr. Mark Carleson
         Consultant and Former Deputy Director and Chief of Enforcement of Cal/OSHA from 1990-1999.

>>       Dr. Inger Williams, Ph.D.
         Consultant on school ergonomic issues.

>>       Dr. Chris Grant, Ph.D., CPE
         Expertise in office ergonomics and Ergonet.

Members of the EAB do not endorse specific Magnitude products, but do agree to have their names and brief biographies on Magnitude's Website and included in press releases about the role and activities of the EAB.


Business Strategy

         The most important prospective customers for the Company's products are large and medium companies, organizations, and governmental departments and agencies that have a relatively large staff working in computer-related functions. These entities not only are more cognizant of the health risks and negative effect on productivity associated with many of the traditional tools of the computerized workplace and therefore tend to be more receptive to new remedial solutions and alternatives based on the science of Ergonomics, but also have a significant exposure in terms of legal liabilities if they fail to act addressing these potential risks. On an on-going basis, the increasing costs of Work Comp insurance creates a growing incentive to deal with the underlying causes.

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

         Since that time, the product has been installed by a rapidly growing number of corporate and institutional clients. Typically, in view of the new-ness of product and market, such client initially purchases a license for a "pilot version" of the software, functionally complete but limited to a smaller number of users. After undergoing a process of familiarization and evaluation the client is expected to upgrade to the intended ultimate number of users which, by definition, should encompass all personnel exposed to the above described risks. Many tests and evaluations by third parties have confirmed to the Company's satisfaction that its product is mature, stable, and effective. It is with a high degree of confidence, therefore, that the Company expects many of the ongoing trial installations to lead to larger enterprise orders and, thereby, to the targeted revenue stream. The key to economic success therefore lies in a comprehensive marketing approach that carries the Company's message to the largest possible number of prospective clients. Since its own financial resources are limited, the Company embarked on a strategy to seek marketing partnerships with entities and individuals in the risk management industry. An important milestone was reached when the Company, in the fall of 1998 entered into a joint venture agreement with AON Ergonomic Services, a division of AON, one of the largest insurance services companies in the world, to market the ErgoManager(TM) system. This agreement was renewed and expanded in July 1999. In January 2000, Andersen Consulting LLP and the Company entered into an agreement whereby Andersen has included the Company's products in their prestigious "Ideas Exchange" showcase. This agreement is of special significance because it will introduce the Company to a potentially large audience of key corporate clients.

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


Research and Development

         Since early 1998 the Company has invested considerable resources in the further development of the overall ErgoManager(TM) system and the integration of certain software assets acquired pursuant to the agreements with Rolina Corporation and Vanity Software Publishing Corporation (see "Narrative Description of Business"), and in further enhancements to the products. Also during this time, a complete set of new and necessary documentation and marketing collateral was created. In late summer, the first official version of ErgoManager(TM), Version 1.78, was released, followed in October 1998 by Version 2.12., and in April 1999 by Version 3.05.
The Company is currently shipping Version 4.0 which was released in July 2000.

         The Company has expensed all expenditures related to the above efforts. Such expenses totaled approximately $209,600 for the year ended December 31, 2000, and $163,000 for the year ended December 31, 1999.

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

         The Company is not aware of any products that compete - in terms of breadth of functionality - with the integrated software product suite that is marketed by the Company under the trade name ErgoManager(TM). While the Company believes that it currently has a strategic competitive advantage in ergonomic software, especially with regard to its patent-pending algorithms, there can be no assurance that competitors will not attempt to copy the Company's products or develop and successfully license similar products, to the Company's detriment.




                                       12
Seasonality and Dependency

         The industry segment in which the Company does business is not seasonal. The Company's software related revenues consist primarily of smaller orders for pilot projects and field tests, and several larger orders where successfully completed pilot projects led to enterprise-wide deployment. The Company's future success is dependent upon its ability to increase occurrences where such initial pilot projects lead to larger contracts where corporate clients introduce the Company's software products across the entire spectrum of computer workplaces throughout their company or certain divisions. There can be no assurance that the Company will succeed in doing so, or if it does succeed, that its business will generate enough revenues during the coming periods, in a timely manner and sufficient in scope, to finance and support the Company's planned future growth as expected by management.


Employees

         As of December 31, 2000, the Company employed 19 persons, of whom four were primarily engaged in research and development and software support activities, ten were primarily engaged in sales and marketing, and five in general administrative and managerial functions. The Company has no collective bargaining agreements with its employees.

ITEM 2:  PROPERTIES

         On March 15, 2000, the Company entered a five year lease for approximately 6,000 square feet of office space at 401 Route 24, Chester, New Jersey. This lease agreement calls for monthly rental payments of $6,500 with nominal increases after years No. 2, 3, and 4.



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

                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         SHAREHOLDER MATTERS

         The Company's Common Stock currently trades on the Electronic Bulletin Board of the OTC market, under the symbol MAGY. The following table sets forth, for the calendar quarters indicated, and for the last two years, the high and low sales prices for the Company's Common Stock:


                                                       OTC-BB
                                            High/Ask            Low/Bid
1999
         First Quarter.................      $   1.37        $    0.41
         Second Quarter..............            0.81             0.53
         Third Quarter .....................     1.09             0.55
         Fourth Quarter ...................      0.76             0.42

2000
         First Quarter.................      $   4.75        $    0.42
         Second Quarter..............            2.88             0.95
         Third Quarter .....................     1.44             0.72
         Fourth Quarter ...................      0.97             0.63


         As of March 28, 2001, there were approximately 235 shareholders of record for the Company's Common Stock. The number of record holders does not include shareholders whose securities are held in street name.

         The Company has not declared or paid, nor has it any present intention to pay, cash dividends on its Common Stock. The Company is obliged, under certain circumstances, to pay cash dividends on its outstanding Cumulative Preferred and Convertible Preferred Stock.

Recent Issues of  Unregistered Securities

         In addition to the securities issued as noted in the Company's report on Form 10-QSB for the quarter ended September 30, 2000, incorporated herein by reference, the Company, during the fourth quarter of 2000 has issued the following unregistered securities:

         (i) 200,000 shares of Common Stock to a foreign investor pursuant to his exercise of warrants for the purchase of such shares which resulted in the receipt by the Company of $100,000 in cash;

         (ii) 10,000 shares of Common Stock to a consultant for services rendered;

         (iii) 33,889 shares of Series D Senior Convertible Preferred Stock accompanied by warrants for the purchase of 338,890 shares of Common Stock at a price of $0.50 per share, to two accredited investors pursuant to private placement subscriptions under Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act, which resulted in the receipt by the Company of $305,000 in cash.

         During the first quarter of 2001 and through March 28, 2000, the Company issued the following unregistered securities:

         (i) 85,333 shares of Common Stock pursuant to the conversion of an aggregate $40,000 in promissory notes, issued in reliance upon exemptions provided under Section 4(2) of the Securities Act;

         (ii) 33,000 shares of Common Stock to three outside consultants and suppliers for services rendered;

         (iii) 1,111,000 shares of Common Stock pursuant to the conversion and cancellation of 111,100 shares of Series B Senior
Convertible Preferred Stock;

         (iv) 16,112 shares of Series D Senior Convertible Preferred Stock accompanied by warrants for the purchase of 161,120 shares of Common Stock at a price of $0.50 per share, to four accredited investors pursuant to private placement subscriptions under Section 4(2), Rule 506 of Regulation D of the Securities Act, which resulted in the receipt by the Company of $145,000 in cash.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2000 and 1999 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

         The financial data are those of Magnitude Information Systems, Inc. including the operations of Magnitude, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

SELECTED FINANCIAL DATA

Balance Sheet                                                                          December 31,
                                                                              2000                       1999        .
                                                                       -----------------         -----------------------
         Total assets ......................................           $   2,168,199               $   2,220,223
         Current liabilities ...............................                 917,658                   4,465,413
         Long-term debt ....................................                 381,008                      35,755
         Working capital(deficit) ..........................                  24,302                  (3,541,257)
         Shareholders' Equity (deficit) ....................           $     869,533               $  (2,280,945)


Statement of Operations                                                      For The Year Ended December 31,
                                                                             2000                        1999        .
                                                                      ------------------        -------------------------
         Total revenues ...................................            $     646,635               $      263,553
         Operating loss ...................................               (3,546,457)                  (2,642,989)
         Loss before extraordinary items ..................               (3,627,149)                  (2,882,322)
         Net loss .........................................               (3,515,473)                  (2,391,948)

         Net loss per common share ........................            $       (0.25)              $        (0.28)
         Number of shares used in computing
         per share data ...................................                14,793,682                    8,486,443


Summary

         Fiscal Year 2000 was crucial in the Company's efforts to open up the emerging new market of ergonomic productivity software - a highly specialized but rapidly growing niche market. Recent Federal OSHA ergonomic regulation
activity and the preceding and ensuing  political   struggle  gave  high
visibility to the health problems associated with ergonomically deficient workplace environments and procedures and work habits, with a specific emphasis on computer-use related repetitive stress injuries which result in huge remedial costs and productivity losses - the exact area specifically addressed by the Company's software products.

         2000 was also the year when the Company achieved major milestones in several areas - the introduction of new enhanced products, first major sales in several market segments, the grant of patent protection for key aspects of its software products, the completion of an important scientific study that validates key assumptions underlying the functionality of the Company's premier product - the ErgoManager(TM) software system.

         Products:

         During the summer of 2000, Version 4.0 representing major enhancements to the ErgoManager(TM) System was released to the market. Numerous important feature enhancements and extensive design changes in the user interface and the monitoring programs, coupled with new 32-bit client software, provide for increased functionality and state of the art design. In addition, the Company issued test versions of its new ErgoFUN! Ergonomic Software which was specifically designed to teach children proper work habits when using computers, and finalization of the first version of the Company's proprietary "eFuel" application.

         Key Strategic Partnerships:

         During the year, the Company added depth to its strategic partnership and marketing programs by negotiating new or expanded agreements with several co-marketing partners and resellers that have access to or specialize in health related enterprise software markets. With respect to the Government area, the March 2000 award of a GSA contract will facilitate entry into one of the most important market segments and has already resulted in a larger order from a Government client.

         Expansion of Client Base and First Sales Success':

         The most promising clients are medium size to large companies, Government agencies and organizations that employ a large staff in the data entry or general computer related work environment, are cognizant of the potential gains in productivity associated with preventive action and sensitive to the health risks and liability potential arising out of unattended workplace deficiencies, and are prepared to make the necessary investments in a remedial and preventive solution such as offered by the ErgoManager(TM) System. During 2000, the Company succeeded in converting pilot programs into department- or enterprise-wide installations in several areas that represent important "firsts": the first enterprise-wide installation within the Federal Government (Defense Threat Reduction Agency); the first department-wide installation within a State Government (California State Controller's Office); the first company-wide installation in a larger business enterprise (21st Century Insurance Co.). Our largest contract to-date, for approximately $217,000, was received from the California State Compensation Insurance Fund, in the fall of 2000. Other significant orders include, during the first quarter 2001, a contract from Lockheed Martin for software and support services aggregating approximately $140,000.

         Recapitalization and Debt Restructuring:

         As explained in more detail below, during 2000 management continued its efforts to find new equity capital for financing the Company's ongoing operations and the market introduction of its new software products, and was successful in attracting approximately $4.2 million in new equity funding, as well as converting substantial amounts of debt into equity. These transactions resulted in significant improvements to the balance sheet of the Company.


Results of Operations for the Year Ended December 31, 2000

         For the year ended December 31, 2000, the Company had revenues of $646,635 which represents a 145% increase over 1999 sales which totaled $263,553.

       Gross  profits  amounted to $483,916  for a 74.8% gross  margin  (1999:
35.5%). Gross profits are burdened with a fixed charge for amortization of software investments. Software assets underlying the Company's products are being amortized on a straight line over 10 years, resulting in a level charge of approximately $12,000 per month to cost-of-goods-sold. Owing to the fact that variable cost-of-goods-sold expenses are in the vicinity of only 5%, the gross margins increase significantly with larger revenues, as shown in the comparative figures for the last two years. After deducting selling -, research -, and general and administrative expenses of $4,030,373 which increased sharply from the $2,735,721 recorded in 1999, the Company realized an operating loss of $3,546,457, compared to an operating loss of $2,642,989 in 1999. Non-operating income exceeded expenses by $192,368 and include $158,548 net interest expense and $84,191 in non-recurring income including an extraordinary credit of approximately $60,000 for dissolution of certain prior year accruals. The Company also realized an extraordinary gain of $122,044 from the sale of net loss carry-forward tax credits pursuant to New Jersey Emerging Technology and Biotechnology Financial Assistance Act. The year concluded with a net loss of $3,515,473. After accounting for dividend accruals on outstanding preferred stock which totaled $201,054, the net loss applicable to common shareholders was $3,716,527 or $0.25 per share, compared to a loss of $2,391,948 or $0.28 per share for the previous year.

         The relatively large increase in operating expenses is the result of the Company's intensified efforts to create awareness in the marketplace for its software products. These products represent direct and proven solutions for the increasingly publicized challenges to business and government employers resulting from the epidemic growth in repetitive stress injuries to employees in the computerized work environment. The Company's products, however, do not merely represent a remedial tool for employee well-being and risk management but
- as important - give rise to increased productivity, as supported by several studies. To convey this message to the business community, the Company during the year invested substantial financial and personnel resources in promoting its name and products, through increased participation in trade shows, radio and TV advertising, dissemination of printed matter and other channels. In addition, it significantly expanded its direct sales force and supporting infrastructure. These efforts came with a price tag in form of a $1.3 million or 47% increase in operating expenses, notably in the areas of marketing and promotional expenses which in total increased from $136,000 in 1999 to $749,000 in 2000. Other expense categories which experienced larger increases were outlays for research and development that were entirely expensed, and legal expenses, the latter primarily in connection with the negotiations and documentation of expanded financing activities, the preparation and filing of registration statements with regulatory authorities and - among others - the Company's annual meeting of stockholders. Marked increases in G&A expenses were furthermore incurred in the areas of computer and travel expenses and shareholder and investor relations. Management is committed to review the merit of all activities with respect to cost/benefit relations on an on-going basis and exercise due diligence in day-to-day operations with the goal of reducing all non-critical expenditures.

Liquidity and Capital Resources

         At December 31, 2000,  working  capital amounted to $24,302 as compared to a deficit of $3,541,257 at December 31, 1999. Stockholders' equity was positive, with $869,533 at the end of the year, compared to a deficit of $2,280,945 at the beginning of the year. This rather dramatic improvement - in face of the significant operating losses - was the direct result of a series of financing transactions which added in the aggregate approximately $4.2 million in equity capital in the form of cash throughout the year. This was augmented by the conversion of $2.4 million current liabilities into equity and the restructuring of an additional $375,000 short-term liabilities into long-term debt. The new equity placements were consummated by issuance of common stock and convertible preferred stock, the latter carrying a 7% annual cumulative dividend, to accredited private investors in the US and overseas. Most investments were in the form of "unit" purchases, comprised of the before mentioned classes of stock and warrants for the purchase of common stock.
Details of such transactions can be found in the "Changes and Issuance of Securities" sections in the Company's reports on Form 10-QSB during the year, as well as in the pertinent section of this report. The Company in August 2000 filed a registration statement on Form SB-2 which filing included the common shares directly issued as well as the common shares underlying the convertible preferred stock and warrants issued in connection with these financing transactions.

         To augment working capital the Company, during 2000, negotiated an equity draw-down facility with Torneaux Ltd., a private equity fund specializing in small cap and technology companies. Under this arrangement, the Company may, at its discretion, sell to Torneaux up to 3.6 million shares of its common stock accompanied by warrants, to be registered through a filing in Form SB-2, at a small discount to prevailing market, over a fourteen months period commencing with the effective date of the registration od such stock. This facility is, however, accessible for the Company only upon its common stock trading at certain minimum prices which price levels are not currently quoted on the OTC BB for the Company's stock.

         At the time of this submission, the Company had no bank debt. At December 31, 2000 Its short-term liabilities, aside from trade payables and accruals, consisted of certain notes and loans aggregating approximately $250,000 of which $75,000 are owed to the chairman and chief executive officer of the Company in form of demand notes (see "Related Party Transactions"). All of the long-term debt of approximately $375,000 was likewise owed to the chairman and chief executive officer and evidences by a promissory note maturing in 2002.

         During the first three months of 2001 and at time of this submission, newer financing transactions in the aggregate have added approximately $300,000 to equity and $340,000 to working capital which was utilized to finance operations during that period. Management is currently negotiating with several private investors with the goal of obtaining commitments for substantial further investments in form of equity capital, to be received during the second quarter in 2001. There can be no assurance, however, that these negotiations will lead to the desired outcome.


Outlook

         The Company will, throughout a major portion of the next fiscal year, continue to be dependent on outside funding in order to finance its operations. While it was successful in obtaining, for the first time in its history, several substantial sales contracts for the licensing of its software products from a number of large companies and government agencies, such contracts have until now not been sufficient in number and frequency for the Company to achieve positive cash flow from operations. The sales- and evaluation cycles for entity-wide deployment of ErgoManager(TM) at client sites has been longer than initially expected. However, during the past year, a considerable number of pilot installations have been completed of which several, at well-known Fortune 500 companies, have progressed to a point where Management fully expects conversion to enterprise contracts during the upcoming two quarters. Such contracts will augment needed cash flow although likely not sufficient for a break-even result before late this year.

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

                                    PART III

ITEM 9:           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS

The names of all directors and executive officers of the Company are as follows:

     Name                       Position                    Term(s) of Office

Steven D. Rudnik           Chief Executive Officer,       Jan.8, 1999, until present
                           Director

Steven D. Rudnik           Chairman of the Board          Feb.11, 2000, until present

Michael G. Martin          Chairman of the Board          Jul.31, 1997, until Jan.28, 2000

John C. Duncan             President                      October 11, 2000, until present

John C. Duncan             Executive Vice President,      May 4, 1999, until October 11, 2000
                           Director                       May 4, 1999, until present

Joerg H. Klaube            Vice President, Secretary,     Jul.31, 1997, until present
                           Chief Financial Officer

Peter J. Buscetto          Director                       Oct. 7, 1997, until May 18, 2000

Paul Chernis               Director                       Jul.31, 1997, until April 14, 2000

Seymour Kroll              Director                       May 4, 1999 until May 18, 2000

Joseph J. Tomasek          Director                       Feb.11, 1999 until present

Ivano Angelastri           Director                       May 18, 2000 until present

Steven L. Gray             Director                       May 18, 2000 until present

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

Resumes:

     Steven D. Rudnik , Age 41 - Chairman and Chief Executive Officer. Mr. Rudnik personally developed many of the copyrighted software products offered by Magnitude Information Systems. Mr. Rudnik co-founded Rolina Corporation in 1996. Prior to 1996, Mr. Rudnik had executive level positions in software product development and software company operations. In 1983, Mr. Rudnik joined
Randall-Helms International, Inc. Over the next 13 years, he conceived and developed four independent families of stock market modeling software products aimed at the worldwide "large cap" institutional investor market. These product families generated over US$ 25 million in sales from more than 400 clients in 23 countries. Mr. Rudnik was Executive Vice President and Partner at Randall-Helms when it was sold in 1995.

         John C. Duncan , Age 43 - President. Until January 1999, Mr. Duncan was the Director of the Department of Industrial Relations (DIR) of the State of California. In that capacity, he was the principal advisor to Governor Pete Wilson on labor and employment issues and served in his cabinet. Mr. Duncan was involved in California becoming the first state to enact ergonomic regulations to help protect workers from repetitive stress injuries. As Director of the California DIR, Mr. Duncan oversaw the Cal/OSHA program, and was responsible for eleven other divisions of the State government, including the Labor
Commissioner's Office and the Division of Workers Compensation. He was responsible for the supervision of 3,000 State employees and an annual budget of $220 Million.

         Joerg H. Klaube , Age 59 - Chief Financial Officer. Joined Magnitude, Inc. in December 1994 as Vice President Finance & Administration. From 1993 to 1994 he was Vice President Administration for Comar Technologies Inc., a computer retail firm, and from 1983 to 1993 Chief Financial Officer for Unitronix Corporation, a publicly traded software design and computer marketing firm. Prior to that, Mr.Klaube was employed for 16 years with Siemens Corp., the US subsidiary of Siemens AG, where he served most recently as Director of Business Administration for its Telecommunications Division. He graduated from the Banking School in Berlin, Germany, and holds an MBA degree from Rutgers University.

         Joseph J. Tomasek, Age 54 - Director. Mr. Tomasek was appointed a director in February 2000. He has been engaged in the private practice of corporate and securities law in his own law firm for the last ten years.
Mr. Tomasek was appointed to serve as general counsel for the Company in 1999. In addition to his work with the Company, Mr. Tomasek represents several other clients in the United States and Europe in corporate finance matters.

         Steven L. Gray, Age 52 - Director. Mr. Gray was elected to serve on the Board on May 18, 2000. He is a resident of Venice, Florida. For the past 3-1/2 years, Mr. Gray has served as the President and is a shareholder of a private Florida corporation engaged in the retail distribution of nutritional products. This corporation has a customer base in nine countries. Prior to that time, Mr. Gray ran his own real estate development company, specializing in the design and construction of multi-family housing.

         Ivano Angelastri, Age 38 - Director. Mr. Angelastri was elected to serve on the Board on May 18, 2000. He is a resident of Zurich, Switzerland. Mr. Angelastri has served as Managing Director of T&T Capital Trading, a securities brokerage firm located in Zug, Switzerland, since January, 1999, offering to select and institutional clients financial advisory and portfolio management services. Prior to his current position, Mr. Angelastri served as Managing Director of Megan Services where he also performed financial advisory and portfolio management services.

Other Significant Employees
B. Gregory Buscetto   VP Sales                     Sept. 1, 1997, until present
Steven W. Jagels      VP Information Systems       Feb. 16, 1998, until present
Howard G. Siegel      VP Shareholder/Investor      Jan. 1, 2000, until present
                         Relations

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         The Company is not subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10: EXECUTIVE COMPENSATION

         The following table sets forth the cash compensation and executive capacities for the fiscal year ended December 31, 2000, for each executive officer whose aggregate cash remuneration exceeded $100,000, for all executive officers as a group, and for two most highly compensated other employees:

                                                                         Restricted       Securities
                                                         Other             Stock          Underlying
Name                       Year    Salary (1)        Compensation          Awards           Options
----                       ----    ---------         ------------          -------          -------
Capacity in which served
Steven D. Rudnik           2000     $ 122,185        $  11,350                 -               -
Chief Executive Officer    1999     $  34,615        $   9,529          $ 66,667 (4)

John C. Duncan             2000     $ 122,308        $   2,700                 -               (2)
President (1999:Exec.VP)   1999     $  60,000                -                 -

Joerg H. Klaube            2000     $ 116,923        $   3,960                 -               (2)
Vice President, CFO        1999     $ 100,025        $   1,710                 -

Howard G. Siegel           2000     $  79,596        $   2,250          $ 24,220 (5)           (2) (6)
VP Shareh./Invest.Rel.

B.Gregory Buscetto         2000     $ 110,164        $   5,250                 -               (2)
Vice President Sales       1999     $  86,111        $   6,088                 -

All executive officers
as a group (4 persons) (3) 2000     $ 371,931        $  18,010                 -

-----------------------
(1)  The value of other non-cash compensation, except for the items listed under
     (2), (4) and (5), that was extended to or paid for individuals named above did not exceed 10% of the aggregate cash compensation paid to such individual, or to all executive officers as a group.
(2)  See table for "Stock Options" below.
(3) Does not include $61,105 paid to the former chairman as consulting fees pursuant to the separation agreement entered into in January 2000
(4) During 1999, the Board of Directors approved the issuance of 150,000 shares in lieu of $66,667 cash salary; this stock award was subsequently converted into stock options for the purchase of 225,000 shares at a price of $0.75 per share.
(5) Represents the fair market value of 100,000 shares awarded as a hiring bonus.
(6) Does not include stock options for the purchase of 268,750 shares at a price of $0.75 per share, issued in February 2001 for services performed during the year 2000.

Stock Options :

         The following table sets forth stock options granted during 2000 pursuant to the Company's 1997 Stock Option Plan and 2000 Stock Incentive Plan, to executive officers, two other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:

-----------------------------------------------------------------------------------------------------------
                 Number of Common    % of Total Options
                 Shares Underlying   Granted to Employees    Exercise        Expiration
Name             Options Granted     and Directors in FY      Price ($/Sh.)     Date                .
-----------------------------------------------------------------------------------------------------------
I. Angelastri        35,000                4.3 %               1.00             10/11/05
G. Buscetto          50,000                9.2%                1.00             10/11/05
G. Buscetto          25,000              incl.in above         1.00             3/29/06
J. Duncan           300,000                42.8%               1.00             7/1/06
J. Duncan            50,000              incl.in above         1.00             10/11/05
S. Gray              35,000                 4.3%               1.00             10/11/05
J. Klaube            50,000                 7.3%               1.00             10/11/05
J. Klaube            10,000              incl.in above         1.00             3/10/06
H. Siegel            50,000                 7.3%               1.00             10/11/05
J. Tomasek           35,000                 4.3%               1.00             10/11/05

         The following  table sets forth stock  options  granted  during 2000 outside of the Company's  1997
Stock Option Plan and 2000 Stock  Incentive  Plan to  executive  officers,  directors,  and  beneficial  owners of more  than 10  percent  of any class of equity securities of the Company:
---------------------------------------------------------------------------------------------------------------
               Number of Common      % of Total Options
               Shares Underlying     Granted to Employees    Exercise         Expiration
Name           Options Granted       and Directors in FY      Price ($/Sh.)      Date                .
----------------------------------------------------------------------------------------------------------------
I. Angelastri    40,000                    4.9%                1.00             5/18/07
S. Gray          40,000                    4.9%                1.00             5/18/07
J. Tomasek       40,000                    4.9%                1.00             3/10/07

1997 Stock Option Plan:

         The Company's 1997 Stock Option Plan, as filed with Information Statement pursuant to Section 14(c) with the Commission on July 1, 1997, and with Registration Statement on Form S-8 with the Commission on September 8, 1997, is hereby incorporated by reference.

2000 Stock Incentive Plan:

         The Company's 2000 Stock Incentive Plan, as filed with the Commission as an exhibit to the quarterly report on Form 10-QSB for the period ended March 31, 2000, is hereby incorporated by reference.

Compensation of Directors:

         The Company currently pays no outside directors' fees. Outside directors are awarded stock options for 40,000 shares each upon commencement of their office. In addition, the three incumbent outside directors have been awarded, in January 2001, stock options for 112,500 shares each, for services rendered during 2000.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The following table sets forth, as of March 28, 2001, the record and beneficial ownership of common stock of the Company by each executive officer and director, all executive officers and directors as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title             Name and Address of                         Amount and Nature of                Percent
of Class )*       Beneficial Owner                            Beneficial Ownership (1)           of Class
-----------       ----------------                            ------------------------           --------
Common            Ivano Angelastri                             1, 237,500 (2)                      6.66 %
Stock             John C. Duncan                                  605,000 (3)                      3.33 %
                  Steven L. Gray                                  770,600 (4)                      4.24 %
                  Joerg H. Klaube                                 220,100 (5)                      1.22 %
                  Steven D. Rudnik                             2, 412,558 (6)                     12.01 %
                  Howard G. Siegel                              1,234,250 (7)                       6.67%
                  Joseph J. Tomasek                               237,500 (8)                      1.32 %

                  Address of all persons above:  c/o the Company.

                  All Directors and Executive Officers          5,483,258                         24.46 %
                  as a Group (6 persons)

                  Liechtensteinische Landesbank                 2,167,280 (9)                      11.02 %
                  Zurich, Switzerland
                  Michael G. Martin                             1,750,000 (10)                      8.97 %
                  12 Tillman Ct., Bridgewater, NJ
                  Rush & Co.                                    1,111,000 (11)                      6.26 %
                  c/o Swiss American Securities, NY
                  Schuerch Asset Management                     1,578,500 (12)                      8.28 %
                  Tellstrasse 21, St.Gallen, Switzerland
                  Viviana Partners, L.P.                        1,260,000 (13)                      6.86 %
                  1 Sansome Str., San Francisco, CA

)* The Company also has issued and outstanding as of March 28, 2001, 429,349 shares of its Senior Convertible Preferred Stock, with concentrations in excess of 10% for one or more of the holders of such stock, however, none of such shares bear any voting rights.
----------------------------

(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock which such person has the right to acquire within 60 days of March 28, 2001. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.
(2) Includes options to acquire 437,500 shares and warrants for 400,000 shares.
(3)  Represents  options to acquire  the same  number of  shares.
(4)  Includes options to acquire 187,500 shares and warrants for 240,000 shares.
(5)  Includes options to acquire 220,000 shares.
(6) Includes options to acquire 1,585,000 shares and conversion rights for 749,780 shares.
(7)  Includes options for 318,750 shares and warrants for 424,000 shares.
(8)  Represents options to acquire the same number of shares.

(9) Includes warrants for 805,760 shares and preferred stock convertible into 1,111,520 shares.
(10) Represents options for 750,000 shares and preferred stock convertible into 1,000,000 shares.
(11) Represents shares held for the benefit of S. Unternaehrer.
(12) Includes options for 450,000 shares, warrants for 529,500 shares and preferred stock convertible into 339,000 shares.
(13) Includes warrants for 600,000 shares.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         In February 2000, the current chairman and Chief Executive Officer exercised a put option for 155,556 shares of common stock issued in connection with the 1998 acquisition by the Company of Rolina Corporation which exercise resulted in a $375,000 current liability to the Company. Subsequently, such liability was converted into convertible long-term debt. During 2000, the Company paid $26,555 interest against this liability.

         Between July and November 1999, the current Vice President, Shareholder/Investor Relations, invested an aggregate $450,000 in the Company against issuance of convertible promissory notes and warrants, which notes were subsequently converted into 900,000 common shares. The Company paid $15,638 in interest on these notes. In April 2000, the Company extended a loan for $25,000 against a promissory note bearing interest at the rate of 7% per year to the same individual. At the time of this submission, $19,500 is outstanding against this note.

         During 2000, one outside director of the Company who also serves as the Company's general and securities counsel, was paid an aggregate $237,337 for legal services.

         At various times throughout 2000, the current chairman and Chief Executive Officer extended certain short term cash advances to the Company to augment working capital. The advances were evidenced by promissory notes bearing interest at the rate of 7% per year. At December 31, 2000, $75,000 was outstanding against such notes.
                                       28

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         The Exhibits that are filed with this report or that are incorporated by reference are set forth in the Exhibit Index attached hereto.


(b)      Reports on Form 8-K

         On October 11, 2000, the Company filed a report on Form 8-K, informing about a Common Stock Purchase Agreement entered into on October 6, 2000, with Torneaux Ltd., a private equity fund.

         On December 19, 2000, the Company filed a report on Form 8-K, informing about a change amendment to the Common Stock Purchase Agreement entered into with Torneaux Ltd.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



         MAGNITUDE INFORMATION SYSTEMS, INC.



         By:      /s/ Steven D. Rudnik            Date:    April 12, 2001
                  ----------------------
                  Steven D. Rudnik
                  Chief Executive Officer
                 (Principal Executive Officer),
                  Chairman of the Board


         By:      /s/ Joerg H. Klaube             Date:    April 12, 2001
                  ----------------------
                  Joerg H. Klaube
                  Secretary, Chief Financial Officer
                  (Principal Financial Officer)


In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Name                                                      Date


         /s/ Ivano Angelastri                                April 12, 2001
         Ivano Angelastri, Director


         /s/ John C. Duncan                                  April 12, 2001
         -------------------
         John C. Duncan, Director


         /s/ Steven L. Gray                                  April 12, 2001
         -------------------
         Steven L. Gray, Director


         /s/ Joseph J. Tomasek                               April 12, 2001
         ----------------------
         Joseph J. Tomasek, Director

EXHIBIT INDEX

(A)      Financial Statements and Notes to Financial Statements

 (3)     (i) Articles of  Incorporation  and  Amendments  thereto,  incorporated
         herein  by  reference   to  Exhibits  of  previous   filings  with  the
         Commission.

(3) (ii) Bylaws of the Company, incorporated herein by reference to Exhibits of previous filings with the Commission.

(4.1) Amendment to the Company's Certificate of Incorporation as filed with the State of Delaware on November 3, 2000, designating a new class of Series D Senior Convertible Preferred Stock.

(21)     Subsidiaries of the Company:

         (i) Magnitude, Inc. is a corporation formed under the laws of the State of Delaware and is the name under which it conducts business.

(23)     Independent Auditors' Consent - attached to Exhibit A.



OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE

(a) The Company's Quarterly Reports on Form 10-QSB for the periods ended March 31, 2000, June 30, 2000, and September 30, 2000.

(b) All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act since the Company's fiscal year ended December 31, 1999.

                                                            EXHIBIT A
                                                            --------


              Magnitude Information Systems, Inc. and Subsidiaries

                        Consolidated Financial Statements

                                December 31, 2000

              Magnitude Information Systems, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                                December 31, 2000





                                                                       Page



Independent Auditors' Report...........................................  1

Financial Statements

     Consolidated Balance Sheet........................................  2

     Consolidated Statements of Operations.............................  3

     Consolidated Statement of Stockholders Equity (Deficit)........... 4-5

     Consolidated Statements of Cash Flows............................. 6-7

     Notes to the Consolidated Financial Statements....................8-23

              [Letterhead of Rosenberg Rich Baker Berman & Company]

                          Independent Auditors' Report



To the Board of Directors and Stockholders of Magnitude Information Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Magnitude Information Systems, Inc. and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the two years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the consolidated financial position of Magnitude Information Systems, Inc. and Subsidiaries as of December 31, 2000 and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Rosenberg Rich Baker Berman & Company
Rosenberg Rich Baker Berman & Company
Bridgewater, New Jersey
February 28, 2001

              Magnitude Information Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2000

           Assets
Current Assets
     Cash                                                                                                   $        37,701
     Accounts receivable net of allowance for doubtful accounts of $47,844                                          359,203
     Due From Officer                                                                                                24,500
      Miscellaneous receivables                                                                                      42,195
     Deferred tax asset                                                                                             122,044
     Prepaid expenses                                                                                               356,317
                                                                                                              --------------
           Total Current Assets                                                                                     941,960
Property, plant and equipment, net of accumulated depreciation of $167,591                                          112,101
Software, net of accumulated amortization of $417,581                                                             1,089,709
Other assets                                                                                                         24,429
                                                                                                              ==============
           Total Assets                                                                                           2,168,199
                                                                                                              ==============
           Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
     Accounts payable and accrued expenses                                                                          542,113
     Deferred revenues                                                                                               28,398
     Dividends payable                                                                                               91,178
     Loans payable                                                                                                  150,000
     Notes payable                                                                                                   65,000
     Current maturities of long-term debt                                                                            33,529
     Current maturities of capitalized lease obligations                                                              7,440
                                                                                                              --------------
           Total Current Liabilities                                                                                917,658
Long term debt, less current portion                                                                                374,890
Obligations under capital leases, excluding current maturities                                                        6,118
                                                                                                              --------------
           Total Liabilities                                                                                      1,298,666
Minority Interest                                                                                                         -
Stockholders' Equity
     Preferred Stock, $.001 par value,  non-voting,  3,000,000 shares authorized                                        524
     Common  stock,  $.0001  par  value,   100,000,000  shares  authorized;
     16,525,240 shares issued                                                                                         1,652
       and outstanding
     Additional paid in capital                                                                                  15,881,897
     Accumulated deficit                                                                                        (15,014,540)
                                                                                                              --------------
           Total Stockholders' Equity                                                                               869,533
                                                                                                              ==============
           Total Liabilities and Stockholders' Equity                                                       $     2,168,199
                                                                                                              ==============




See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                                               Year Ended December 31,
                                                                                          ----------------------------------
                                                                                               2000               1999
                                                                                          ---------------     --------------

Net Sales
     Hardware Products                                                                  $            600    $         2,850
     Software                                                                                    646,035            260,703
                                                                                          ---------------     --------------
       Total Net Sales                                                                           646,635            263,553



Cost of Good Sold
     Hardware Products                                                                               600              2,850
     Software                                                                                    162,119            167,971
                                                                                          ---------------     --------------
       Total Cost of Goods Sold                                                                  162,719            170,821
Gross Profit                                                                                     483,916             92,732
Research and development costs                                                                    77,334                  -
Selling, general and administrative expenses                                                   3,953,039          2,735,721
                                                                                          ---------------     --------------
(Loss) From Operations                                                                       (3,546,457)        (2,642,989)

Other Income (Expense)
     Miscellaneous income                                                                         84,192            133,520
      Interest income                                                                             16,528                  -
     Miscellaneous expense                                                                             -           (40,542)
     Interest expense                                                                          (176,337)          (293,553)
     Loss on disposition of assets                                                               (5,075)           (38,758)
                                                                                          ---------------     --------------
             Total Other (Expense)                                                              (80,692)          (239,333)
                                                                                          ---------------     --------------
(Loss) Before Provision for Income Taxes                                                     (3,627,149)        (2,882,322)
(Provision for) Benefit from Income Taxes                                                        111,676            490,374
                                                                                          ===============     ==============
Net (Loss)                                                                              $    (3,515,473)    $   (2,391,948)
                                                                                          ===============     ==============
Dividends on Preferred Shares                                                           $      (201,054)    $             -
                                                                                          ===============     ==============
Net (Loss) Applicable to Common Shareholders                                            $    (3,716,527)    $   (2,391,948)
                                                                                          ===============     ==============
Net (Loss) Per Common Share                                                                       (0.25)             (0.28)
                                                                                          ===============     ==============
Weighted Average of Common Shares Outstanding                                                 14,793,682          8,486,443
                                                                                          ===============     ==============


See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
            Consolidated Statement of Stockholders' Equity (Deficit)
                     Years Ended December 31, 2000 and 1999


                                                          Convertible            Cumulative
                                                        Preferred Shares      Preferred Shares         Common Stock

                                                        -----------------    --------------------- --------------------
                                                      Shares      Amount     Shares     Amount       Shares      Amount
                                                      --------- ----------- --------- ----------- ------------- ----------


       Balances, January 1, 1999                            -$         -        10 $         -     6,431,113 $      643

   Issuances of common stock granted for services
   performed                                                -          -         -           -     1,404,328        140

   Issuances of common stock pursuant to stock option
   exercise loan agreement                                  -          -         -           -       535,000         53

   Issuance of common stock for conversion of loans
   and accrued interest                                     -          -         -           -       767,332         77

   Issuance of common stock pursuant to note penalty
   clause                                                   -          -         -           -        60,000          6

   Contingent liability pursuant to put option
   agreement                                                -          -         -           -             -          -

   Exchange of the Company's common stock, 1 common
   share for 3.4676 common shares of Magnitude, Inc.        -          -         -           -         7,210          1

   Issuance of common shares pursuant to private
   equity placements                                        -          -         -           -     1,050,000        105

   Cancellation of previously issued common stock           -          -         -           -       (7,500)        (1)

   Issuance of common stock pursuant to anti-dilution
   clause                                                   -          -         -           -        77,778          8

   Issuance of common stock to suppliers pursuant to
   grant                                                    -          -         -           -        15,000          2

   Issuance of convertible debt with attached warrants      -          -         -           -             -          -


   Net loss, year ended December 31, 1999                   -          -         -           -             -          -
                                                      ========  =========== ========= =========== ============= ==========
       Balances, December 31, 1999                          -$           -        10 $         -    10,340,261 $    1,034
                                                      ========  =========== ========= =========== ============= ==========






See notes to the consolidated financial statements.


                                       4A

                                                                                           Total
                                                          Additional     Accumulated     Stockholders
                                                           Paid in        Deficit         Equity
                                                          Capital                        (Deficit)

                                                       -------------- -------------- ----------------
       Balances, January 1, 1999                       $    6,913,728 $  (8,906,065) $    (1,991,694)

   Issuances of common stock granted for services
   performed                                                1,224,030              -        1,224,170

   Issuances of common stock pursuant to stock option
   exercise loan agreement                                    267,446              -          267,499

   Issuance of common stock for conversion of loans
   and accrued interest                                       383,590              -          383,667

   Issuance of common stock pursuant to note penalty
   clause                                                         (6)              -                -

   Contingent liability pursuant to put option
   agreement                                                (374,890)              -        (374,890)

   Exchange of the Company's common stock, 1 common
   share for 3.4676 common shares of Magnitude, Inc.              (1)              -                -

   Issuance of common shares pursuant to private
   equity placements                                          524,895              -          525,000

   Cancellation of previously issued common stock                   1              -                -

   Issuance of common stock pursuant to anti-dilution
   clause                                                         (8)              -                -

   Issuance of common stock to suppliers pursuant to
   grant                                                        5,249              -            5,251

   Issuance of convertible debt with attached warrants         72,000              -           72,000


   Net loss, year ended December 31, 1999                           -     (2,391,948)      (2,391,948)
                                                       ============== ============== ================
       Balances, December 31, 1999                      $   9,016,034 $  (11,298,013) $    (2,280,945)
                                                       ============== ============== ================






See notes to the consolidated financial statements.

                                       4B

              Magnitude Information Systems, Inc. and Subsidiaries
            Consolidated Statement of Stockholders' Equity (Deficit)
                     Years Ended December 31, 2000 and 1999


                                                                Convertible             Cumulative
                                                              Preferred Shares       Preferred Shares          Common Stock

                                                            ---------------------   -------------------   ------------------------
                                                             Shares      Amount     Shares     Amount       Shares        Amount
                                                            ---------   ---------   --------  ---------   ------------   ---------
   Balances, January 1, 2000                                       -           -         10          -       10,340,261     1,034
   Issuance of common stock granted for services
   performed                                                       -           -          -          -        107,828          11
   Issuance of common stock pursuant to stock option exercise      -           -          -          -        100,000          10
   Issuances of common stock for conversion of loans               -           -          -          -       3,298,702        330
   Issuances of common stock pursuant to registration
   penalty clause                                                  -           -          -          -        160,000          16
   Cancellation of previously issued common stock
   pursuant to put option agreement in exchange for note           -           -          -          -       (155,556)       (15)
   Exchange of the Company's common stock, one common
   share for 3.4676 common shares of Magnitude, Inc.               -           -          -          -         11,535           1

   Issuance of common stock pursuant to private equity
   placements                                                      -           -          -          -        900,000          90

   Conversion of previously issued cumulative preferred
   shares and note into common and convertible                               100        (9)          -        700,000          70
   preferred shares pursuant to resignation agreement          100,000

   Issuance of common stock pursuant to warrant exercise           -           -          -          -        200,000          20

   Issuance of common stock to employee for compensation           -           -          -          -         16,854           2

   Issuance of common stock in connection with hiring
   bonus to officer                                                -           -          -          -        100,000          10

   Issuance of convertible preferred stock pursuant to
   private equity placements                                   395,037       395          -          -              -           -

   Issuance of convertible preferred stock for
   conversion of loans                                         29,300         29          -          -              -           -

   Issuance of common stock for conversion of loan and
   accrued interest                                                -           -          -          -        617,616          62

   Issuance of common stock pursuant to the Cornell
   Ergonomics, Inc. Acquisition Agreement                          -           -          -          -         54,000           5

   Issuance of common stock pursuant to the Internet
   Ergonomics Corp. Acquisition Agreement                          -           -          -          -         64,000           5

   Issuance of common stock granted for private
   placement finders fee                                           -           -          -          -         10,000           1

   Amortization of advertising services                            -           -          -          -              -           -
   Net loss, year ended December 31, 2000                          -           -          -          -              -           -
   Dividends on convertible preferred stock                        -           -          -          -              -           -

                                                                   -           -          -          -              -           -
                                                            =========   =========   ========  ===========   ==========    ========
   Balances, December 31, 2000                               524,337       524          1          -       16,525,240     1,652
                                                            =========   =========   ========  =========    ============   ========



                                       5A
   See notes to the consolidated financial statements.


                                                                                                     Total
                                                                   Additional     Accumulated     Stockholders
                                                                      Paid in        Deficit         Equity
                                                                     Capital                       (Deficit)


                                                                  ------------   -------------    -------------
   Balances, January 1, 2000                                     $  9,016,034     $ (11,298,013)   $ (2,280,945)
   Issuance of common stock granted for services
   performed                                                           58,147                 -          58,158
   Issuance of common stock pursuant to stock option exercise          99,990                 -         100,000
   Issuances of common stock for conversion of loans                1,887,383                 -       1,887,713
   Issuances of common stock pursuant to registration
   penalty clause                                                         (16)                -               -
   Cancellation of previously issued common stock
   pursuant to put option agreement in exchange for note                   15                 -               -
   Exchange of the Company's common stock, one common
   share for 3.4676 common shares of Magnitude, Inc.                       (1)                -               -

   Issuance of common stock pursuant to private equity
   placements                                                         449,910                 -         450,000

   Conversion of previously issued cumulative preferred
   shares and note into common and convertible                        350,890                 -         351,060
   preferred shares pursuant to resignation agreement

   Issuance of common stock pursuant to warrant exercise               99,980                 -         100,000

   Issuance of common stock to employee for compensation                3,655                 -           3,657

   Issuance of common stock in connection with hiring
   bonus to officer                                                    24,210                 -          24,220

   Issuance of convertible preferred stock pursuant to
   private equity placements                                        3,233,404                 -       3,233,799

   Issuance of convertible preferred stock for
   conversion of loans                                                146,471                 -         146,500

   Issuance of common stock for conversion of loan and
   accrued interest                                                   459,938                 -         460,000

   Issuance of common stock pursuant to the Cornell
   Ergonomics, Inc. Acquisition Agreement                              23,745                 -          23,750

   Issuance of common stock pursuant to the Internet
   Ergonomics Corp. Acquisition Agreement                              28,143                 -          28,148

   Issuance of common stock granted for private
   placement finders fee                                                   (1)                -               -

   Amortization of advertising services                                     -                 -          56,044
   Net loss, year ended December 31, 2000                                   -        (3,515,473)     (3,515,473)
   Dividends on convertible preferred stock                                 -          (201,054)       (201,054)

                                                                            -                 -              -
                                                                  ============  ==============   ===============
   Balances, December 31, 2000                                     15,881,897       (15,014,540) $      869,533
                                                                  ============  ==============   ===============





                                       5B

              Magnitude Information Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                                   Year Ended December 31,
                                                                                              ----------------------------------
                                                                                                2000                1999
                                                                                              --------------     ---------------
     Cash Flows From Operating Activities
             Net Income (Loss)                                                               $   (3,515,473)    $    (2,391,948)
          Adjustments to Reconcile Net Loss to Net Cash Used by Operating Activities
                Depreciation and amortization                                                        200,564            183,053
                Amortization of prepaid advertising expense                                           56,044                  -
                Common stock issued for various expenses                                             119,000            474,119
                Loss on disposition of assets                                                          5,075             38,758
                Bad debt provision                                                                    41,328              4,109
                Forgiveness of debt                                                                 (76,328)                  -
                New debt issued for interest expense                                                  32,318              5,400
                  Inventory write-off                                                                  6,170             16,770
             Decreases (Increases) in Assets
                  Accounts receivable                                                              (341,807)             46,416
                Miscellaneous receivables                                                              4,432             58,951
                  Inventories                                                                            215              1,134
                  Deferred tax assets                                                                 79,426           (201,470)
                  Prepaid expenses                                                                  (20,980)             (3,273)
                  Other assets                                                                      (21,970)              2,652
             Increases (Decreases) in Liabilities

                Accounts payable and accrued expenses                                                 79,157           (189,975)
                Deferred revenue                                                                      28,398                  -
                                                                                               --------------     ---------------
                  Net Cash (Used) by Operating Activities                                        (3,324,431)         (1,955,304)
                                                                                               --------------     ---------------
     Cash Flows From (Used) by Investing Activities
             Purchases of equipment, fixtures, and software                                         (62,691)             (6,486)
          Sales of property and equipment                                                               750                 250
             Loans made                                                                             (55,000)                  -
             Collections of loans                                                                        500                  -
                                                                                               --------------     ---------------
                  Net Cash (Used) by Investing Activities                                          (116,441)             (6,236)
                                                                                               --------------     ---------------
     Cash Flows From Financing Activities
             Repayment of notes payable                                                            (498,250)                  -
             Proceeds from long-term debt                                                                  -            300,000
             Proceeds from long-term debt with detachable warrants                                         -            800,000
             Repayment of long-term debt                                                                   -            (50,474)
             Repayment of capital lease obligations                                                  (6,385)             (7,747)
             Proceeds from loans payable                                                             125,000            726,181
             Repayment of loans payable                                                            (156,284)            (91,254)
             Proceeds from issuance of common and preferred stock                                  3,883,799            525,000

             Dividends paid                                                                        (118,876)                   -
                                                                                               --------------     ---------------
                  Net Cash Provided by Financing Activities                                        3,229,004           2,201,706
                                                                                               --------------     ---------------
     Net increase (decrease) in Cash                                                               (211,868)             240,166
     Cash at beginning of period                                                                     249,569               9,403
                                                                                               ==============     ===============
     Cash at end of period                                                                   $        37,701    $        249,569
                                                                                               ==============     ===============
     SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

             Interest Paid                                                                   $       139,624    $        153,313
             Taxes Paid                                                                      $         2,582    $          6,600
                                                                                               ==============     ===============

     See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                                                                 Year Ended December 31,
                                                                                              ------------------------------
                                                                                                  2000            1999
                                                                                              --------------  --------------
     Schedule of non-cash investing and financing activities

         In connection with the retirement of the balance of $162,462 remaining on
           a $200,000 promissory note, 324,926 common shares were issued                          $      162,462  $
         In connection with the Rolina Corporation merger agreement, an
           accrued contingent liability agreement was converted to long-term debt                 $      374,890  $
           and 155,556 previously issued common shares were cancelled
         In connection with the issuance of common stock, 174,632  common shares
            were issued for current services                                                      $       74,269  $
         In connection with the retirement of a $351,060 loan and conversion of 9
           cumulative preferred shares pursuant to a resignation agreement, 100,000               $      351,060  $
           new convertible preferred shares and 700,000 common shares were issued
         In connection with the Cornell Ergonomics, Inc. and Internet Technologies,
            Corp. acquisitions, 118,000 common shares were issued                                 $       51,900  $
         In connection with the issuance of common stock, 35,605 shares were issued as
            consideration for past services                                                       $       11,765  $
         In connection with the retirement of a $400,000 promissory   note   and
            accrued interest of $260,000 thereon, 617,616 common shares were issued
            and a $200,000 short-term  installment obligation was issued                          $      660,000  $
         In connection with the retirement of a $59,735 loan, 120,000 common shares
            were issued                                                                           $       59,735
         In connection with the retirement of $1,111,750 promissory notes, 653,776common
            shares and 29,300 Series A Senior convertible preferred shares were issued            $    1,111,750
         In connection with the retirement of $1,028,000 promissory notes, 2,200,000
            common shares were issued                                                             $    1,028,000
         In connection with the disposition of a 20% equity interest in Input Technologies
            LLC, $20,392 of accounts payable and accrued expenses were written off                $                       20,392
         In connection with the trade-in of capitalized lease equipment for operating lease
            equipment, $17,975 of capitalized lease obligations were written off                  $                       17,975
         In connection with the Rolina Corporation merger agreement, a put option on
            155,556 shares at $2.41 was set up as an accrued contingent liability                 $                      374,890
         In connection with the retirement of a $100,000 promissory note and accrued
            interest thereon, 202,332 common shares were issued                                   $                      101,166
         In connection with a stock option exercise, 535,000 common shares were issued
            against the cancellation of loans and notes totaling $261,604 along with              $                      267,500
            the accrued interest thereon
         In connection with the retirement of promissory notes totaling $256,959 plus
            accrued interest thereon, 565,000 common shares were issued                           $                      282,500
         In connection with the issuance of a promissory note totaling $119,735 , $29,735
            of accrued interest on various notes was incorporated into a new note.                $                       29,735
         In connection with the issuance of common stock, 1,419,328 common shares
            were issued for past services                                                         $                      721,619
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

         The Company and Magnitude, Inc. remain as two separate legal entities whereby Magnitude, Inc. operates as a subsidiary of the Company. However, the operations of the combined entity are currently comprised solely of the operations of Magnitude, Inc. The remaining 1% of Magnitude, Inc. stockholders hold a minority interest which is valued at $0.

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

         On November 18, 1998, the Company and its wholly owned subsidiary Magnitude, Inc. entered into an Asset Purchase Agreement and several related agreements with 1320236 Ontario Inc. ("OS"), a publicly traded Canadian designer, manufacturer and distributor of office furniture based in Holland Landing, Ontario, Canada, pursuant to which OS acquired Magnitude, Inc.'s hardware product line comprised of the Company's ergonomic keyboard platform products and accessories, and all related inventory and production tooling and warehousing assets, and all intellectual property rights including the Proformix name, against cash consideration and on ongoing contingent stream of royalty payments on OS' sales of the Magnitude hardware products. The Agreement with OS also provided for the retirement of the Company's then existing bank debt out of the proceeds of the transaction.

         Until November 18, 1998, when the Company sold its hardware product line comprised of Magnitude, Inc.'s ergonomic keyboard platform products and accessories, its business was primarily centered around the design, development, manufacture, and marketing of research-based ergonomic accessory products for the computerized workplace. In parallel, and beginning with the February 1998 acquisition by the Company of Rolina Corporation, an early stage software business which had developed an ergonomic software product that was being marketed under the name "ErgoSentry", and the subsequent acquisition in May 1998 of substantially all of the assets of Vanity Software Publishing
         Corporation, a Canadian software firm, which included a certain ergonomic software package known as "ErgoBreak", the Company engaged in the development of a unique suite of software packages designed to increase productivity in the computer related work environment which include the before mentioned "ErgoSentry" and "ErgoBreak" products. These efforts resulted, in November 1998, in the release to the market of the proprietary "Proformix EMS (Ergonomic Management System)" software system. With the sale of the hardware product line, the Company's business became focused exclusively on the further development and marketing of these software products.

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

         On January 15, 2000, the Company acquired all of the issued and outstanding capital stock of Cornell Ergonomics, Inc. (Cornell) and Internet Ergonomics Technologies Corp. (IET), privately held Delaware Corporations, whose only property was comprised of certain proprietary ergonomic software modules, in exchange for the Company's common stock. These modules were subsequently transferred to the Company. The Company is currently in the process of dissolving both Cornell and IET.

         The Company's primary product is an integrated suite of proprietary software modules marketed under the name ErgoManagerTM which are designed to help individual computer users and businesses increase productivity and reduce the risk of potentially preventable repetitive stress injury (RSI). These software modules can be applied individually or together in a comprehensive ergonomic and early intervention program that seeks to modify a user's behavior by monitoring computer usage patterns over time and warning the user when to break a dangerous trend in repetitive usage of an input device, such as a keyboard or mouse. The product was developed to train people working on computers, monitor computer-use related activities and evaluate a user's risk exposure and propensity towards injury or loss of effectiveness in connection with his/her day-to-day work. Moreover, the software enables a company to not only address the issue of health risks involving employees and to minimize resulting potential liabilities, but delivers a powerful tool to increase overall productivity.

         Magnitude Inc.'s wholly owned subsidiary, Corporate Ergonomic Solutions, Inc. (Ergonomics) was incorporated in the State of New Jersey during October 1992. Ergonomics, which commenced operations in September 1998, was formed primarily to market Proformix's hardware products which has since been disposed of. Prior to that, its operations had not been significant. It's operations during 1999 and 2000 have not been significant. Ergonomics was dissolved on January 29, 2001.

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

     Depreciation
         Property,  plant and  equipment are recorded at cost.  Depreciation  on equipment, furniture and fixtures and leasehold improvements is computed on the straight line method over the estimated useful lives of such assets between 5-10 years. Maintenance and repairs are charged to operations as incurred. Repairs and maintenance which do not extend the useful lives of the related assets are expensed as incurred.

     Amortization
         Software assets acquired pursuant to the Rolina and Vanity agreements and the Cornell and IET acquisitions are capitalized at the fair value of stock exchanged/granted upon acquisition and are amortized on the straight line method over 10 years.

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

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

     Income Taxes
         The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company's income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the year ended December 31, 2000.

     Net Loss Per Share
         Net loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share," is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive.

     Revenue Recognition
         Revenue from hardware product sales is recognized at the time of shipment provided that the resulting receivable is deemed probable of collection. Revenue from software sales is recognized at the time of licensing provided that the resulting receivable is deemed probable of collection. Revenue from software maintenance contracts is recognized notably as earned.

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

GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $3,515,473 and $2,391,948 during the years ended December 31, 2000 and 1999, respectively. The ability of the Company to continue as a going concern is dependent on increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's plans are to continue discussions with several potential investors to obtain additional capital to alleviate this situation.

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

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

PREPAID EXPENSES
         Prepaid Expenses include $318,956 resulting from an
         agreement in February 1998 with BNN Business News Network, Inc., a nationwide media advertising and radio network company, whereby the Company purchased advertising time to be utilized on stations associated with Business News Network, Inc., usable over a period of three years, since then extended, and aggregating $900,000 in retail value, against issuance of 150,000 new and restricted common shares. The services were recorded at the then fair market value of the stock issued, for a total of $375,000. The services are being amortized as incurred, over the time frame of the next two years. For the years ended December 31, 2000 and 1999 $56,044 and $0, respectively, of advertising services were amortized.

PROPERTY, PLANT AND EQUIPMENT
     Property, plant and equipment consist of the following at December 31, 2000

              Equipment                                                                             $             163,946
              Furniture and fixtures                                                                               69,976
              Leasehold improvements                                                                               45,770
                                                                                                      --------------------
                                                                                                                  279,692

              Less accumulated depreciation                                                                       167,591
                                                                                                      ====================
                                                                                                    $             112,101
                                                                                                      ====================

     Depreciation expense charged to operations was $44,645  and $37,514 in 2000 and 1999, respectively.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses consisted of the following at December 31, 2000:

         Accounts payable                                                                           $             244,933
         Accrued interest                                                                                          47,687
         Accrued commissions                                                                                       31,833
         Accrued returns                                                                                           35,719
         Accrued legal settlement                                                                                  20,000
         Accrued professional fees                                                                                 82,000
         Accrued taxes                                                                                             21,378
         Accrued payroll                                                                                           34,039
         Miscellaneous accruals                                                                                    24,524
                                                                                                       ===================
                                                                                                    $             542,113
                                                                                                       ===================

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

LOANS PAYABLE
     The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at December 31, 2000:

          On December 4, 1996, Magnitude, Inc. repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter  accruing
              interest at 5% per annum and due  December 4, 1998.  This note is overdue at December 31, 2000    $    75,000
              and no demand for payment has been made through the date of our report.

          Notes dated December 6, 2000 and December 28, 2000 representing  cash advances by the
          Company's Chief Executive Officer and Board Chairman.  The notes are due on the
          earlier of January 31, 2001 or the receipt by the Company of new investment funds in the                   75,000
          approximate amount of $250,000.  The note carries an interest rate of 7% per annum.                     ==========
                  Total                                                                                         $   150,000
                                                                                                                  ==========



NOTES PAYABLE

       At December 31, 1999 the Company had $1,475,000 of notes outstanding related to a June 1995 private placement offering. During 2000 the holders of $1,050,000 worth of notes agreed to accept partial repayment of approximately 30% of the note balances and converted the remaining balances into common shares or convertible preferred shares. The holder of $400,000 worth of notes agreed to accept partial repayment of $200,000 of the note balance payable in five equal monthly installments of $40,000 commencing September 8, 2000 and converted the remaining balance into common shares. At December 31, 2000, there was one remaining installment of $40,000. The total amount of nonconverted notes outstanding at December 31, 2000 is $25,000 which is in default.

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

LONG-TERM DEBT

       Long-term debt as of December 31, 2000 is comprised of the following:

        Pursuant to the February 2, 1998, Agreement and Plan of Merger with Rolina Corporation (see
        "Nature of Organization")  the Company had issued 155,556 shares (the "Shares") of its common stock to the principal of Rolina  Corporation who currently  serves as the Company's Chief Executive  Officer and Board
        Chairman,  and had issued a Put Option for such  Shares at a price of $2.41 per share in  accordance  with
        the  provisions  contained  therein,  with  notice  for  exercise  eligible  to be given at any time after  $      374,890
        February 1, 2000,  and before 5:00 p.m. on the 90th day  thereafter.  This  liability was converted into a
        Company  obligation  maturing  March 31, 2002,  and  carrying  interest at the rate of 7% per year payable monthly.  The  obligation  includes an option to the holder for  conversion of the  outstanding  principal into shares of the Company's common stock at the rate of $0.50 per share.

        Discounted present value of a non-interest bearing $70,000 settlement with a former investor of
        Magnitude,  Inc. to be paid in 24 equal monthly  payments  commencing  July 1, 1997. The imputed  interest          33,529
        rate used to discount the note is 8% per annum.
                                                                                                                      -------------
                Total                                                                                                      408,419

                   Less current maturities                                                                                  33,529
                                                                                                                      =============
                   Long-term debt, net of current maturities                                                        $      374,890
                                                                                                                     =============

        Total maturities of long-term debt are as follows:

          Year Ending December 31,

                    2000                           $         33,529

                    2001                                          -

                    2002                                    374,890
                                                     ===============
                                                   $        408,419


  CAPITALIZED LEASE OBLIGATIONS

        The Company leases office equipment under non-cancelable capital lease agreements expiring between October 26, 2002 and October 27, 2002. The capital lease obligations have been recorded at the present value of future minimum lease payments, discounted at an interest rate of 7.00%. The capitalized cost of equipment at December 31, 2000 amounted to $12,748 net of accumulated depreciation of $13,628.

        The following is a schedule of minimum lease payments due under capital leases at December 31, 2000:


               Year Ending December 31,
                2001                                                                           $         8,211
                2002                                                                                     6,316
                                                                                                ---------------
                Total minimum capital lease payments                                                    14,527
                Less amounts representing interest                                                         969
                                                                                                ---------------
                Present value of net minimum capital lease payments                                     13,558
                Less current maturities of capital lease obligations                                     7,440
                                                                                                ---------------
                Obligations under capital leases, excluding current maturities                $          6,118
                                                                                                ===============

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

PREFERRED STOCK

       Preferred stock is non-voting, $.001 par value per share with 3,000,000 shares authorized. Cumulative Preferred Stock has 2,500 shares designated of which 1 share is issued and outstanding. The total Cumulative Preferred Stock at December 31, 2000 is $0 with a liquidation price of $100,000. As of December 31, 2000 and 1999, there were $9,000 and $9,000, respectively of cumulative preferred dividends in arrears representing $9,000 per cumulative preferred share.

       Series A of the Senior Convertible Preferred Stock series which was issued in 2000 has 300,000 shares designated, 29,300 shares issued and outstanding. The total outstanding Series A Senior Convertible Preferred Stock at December 31, 2000 is $29 with a liquidation price of $146,500. The following is a description of the Series A convertible preferred stock:

       (1) The holders of said shares of Series A Senior Preferred shall be entitled to receive cumulative dividends at the rate of seven percent (7%) per annum during the first annual period after issuance, increasing by increments of one half of one percent for every year thereafter until the rate reaches ten percent (10%) per annum at which time it will remain at 10% payable semi-annually when declared by the Board of Directors, before any dividend shall be declared, set apart for, or paid upon the Common Stock of the Company. The Dividend Rate shall accrue on the Liquidation Price of each share of the Series A Senior Preferred. The dividends on the Series A Senior Preferred, payable in cash, shall be cumulative, so that if the Company fails in any fiscal year to pay such dividends on all the issued and outstanding Series A Senior Preferred, such deficiency in the dividends shall be fully paid, but without interest, before any dividends shall be paid on or set apart for the Cumulative Preferred Stock or the Common Stock.

       (2) The Series A Senior Preferred shall with respect to dividend rights and liquidation rights rank prior to all classes and series of Common Stock and the Cumulative Preferred Stock, and on a par with the Series B and C Senior Convertible Preferred Stock.

       (3) In the event of any liquidation, of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Series A Senior Preferred shall be entitled to receive, out of the remaining net assets of the Company, the amount of Five ($5.00) Dollars for each share of Series A Senior Preferred (the "Liquidation Price") held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, plus the amount of all dividends in arrears on each such share up to the date fixed for distribution, provided, however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series B and C Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the Company. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B and C Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

       (4) The Company shall have the right to redeem pro rata any or all of its Series A Senior Preferred issued and outstanding at any time, with the Board of Directors of the Company in its sole discretion deciding how many shares to redeem, provided, however, that any such shares called for redemption have been issued and outstanding for a minimum of three (3) years at the time of notice of redemption to the holders of such shares, by paying to the holders thereof the Liquidation Price for each share of Series A Senior Preferred held by such holder plus a "call premium" of 15% of the Liquidation Price, together with the amount of any accrued and unpaid dividends as may have accumulated thereon at the time of redemption (the "Redemption Price").

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

PREFERRED STOCK - (Continued)

      (5) Each share of Series A Senior Preferred shall be convertible at any time prior to the Redemption Date, at the holder's option, into such number (the "Conversion Ratio") of shares of the Common Stock of the Company as arrived at by dividing the Liquidation Price by one hundred fifty (150) percent of the market price of the Common Stock of the Corporation ("Market Price") on the earlier of the dates such share of Series A Senior Preferred is subscribed for or issued (the "Effective Date").

            As of December 31, 2000 there were $1,709 Series A Senior Convertible Preferred share dividends in arrears representing $.06 per share.

Series B of the Senior Convertible Preferred Stock series which was issued in 2000 has 350,000 shares designated, 305,592 shares issued and outstanding. The total outstanding Series B Senior Convertible Preferred Stock at December 31, 2000 is $306 with a liquidation price of $2,750,328. The following is a description of the Series B Senior Convertible Stock:

      (1) The holders of said shares of Series B Senior Preferred shall be entitled to receive cumulative dividends thereon at the rate of seven percent (7%) per annum, payable semi-annually when declared by the Board of Directors, before any dividend shall be declared, set apart for, or paid upon the Common Stock of the Company. The Dividend Rate shall accrue on the Liquidation Price of each share of the Series B Senior Preferred. The dividends on the Series B Senior Preferred, payable in cash, shall be cumulative, so that if the Company fails in any fiscal year to pay such dividends on all the issued and outstanding Series B Senior Preferred, such deficiency in the dividends shall be fully paid, but without interest, before any dividends shall be paid on or set apart for the Cumulative Preferred Stock or the Common Stock.

      (2) The Series B Senior Preferred shall with respect to dividend rights and liquidation rights rank prior to all classes and series of Common Stock and the Cumulative Preferred Stock, and on a par with the Series A and C Senior Convertible Preferred Stock.

      (3) In the event of any liquidation of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Series B Senior Preferred shall be entitled to receive, out of the remaining net assets of the Company, the amount of nine ($9.00) Dollars for each share of Series B Senior Preferred (the "Liquidation Price") held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, plus the amount of all dividends in arrears on each such share up to the date fixed for distribution, provided however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series A and C Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the Company. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B and C Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

      (4) The Company shall have the right to redeem pro rata any or all of its Series B Senior Preferred issued and outstanding at any time, with the Board of Directors of the Company in its sole discretion deciding how many shares to redeem, provided, however, that any such shares called for redemption have been issued and outstanding for a minimum of three (3) years at the time of notice of redemption of the holders of such shares, by paying to the holders thereof the Liquidation Price for each share of Series B Senior Preferred held by such holder plus a "call premium" of 10% of the Liquidation Price, together with the amount of any accrued and unpaid dividends as may have accumulated thereon at the time of redemption (the "Redemption Price").

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

PREFERRED STOCK - (Continued)

       (5) Each share of Series B Senior Preferred shall be convertible at any time prior to the Redemption Date, at the holder's option, into shares of Common Stock of the Company on the basis of ten (10) shares of Common Stock for 1 share of Series B Senior Preferred.

             As of December 31, 2000 there were $63,485 Series B Senior Convertible Preferred share dividends in arrears representing $.21 per share.

       Series C of the Senior Convertible Preferred Stock series which was issued in 2000 has 120,000 shares designated, 100,000 shares issued and outstanding. The total outstanding Series C Senior Convertible Preferred Stock at December 31, 2000 is $100 with a liquidation price of $900,000. The following is a description of the Series C Senior Convertible Stock:

       (1) The holders of said shares of Series C Senior Preferred shall be entitled to receive cumulative dividends thereon at the rate of seven percent (7%) per annum, payable monthly, before any dividend shall be declared, set apart for, or paid upon the Common Stock of the Company. The Dividend Rate shall accrue on the Liquidation Price (as hereinafter defined) of each share of the Series C Senior Preferred. The dividends on the Series C Senior Preferred, payable in cash, shall be cumulative, so that if the Company fails in any fiscal year to pay such dividends on all the issued and outstanding Series C Senior Preferred, such deficiency in the dividends shall be fully paid, but without interest, before any dividends shall be paid on or set apart for the Cumulative Preferred Stock or the Common Stock.

       (2) The Series C Senior Preferred shall with respect to dividend rights and liquidation rights rank prior to all classes and series of Common Stock and the Cumulative Preferred Stock, and on a par with the Series A and B Senior Convertible Preferred Stock.

       (3) In the event of any liquidation of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Series C Senior Preferred shall be entitled to receive, out of the remaining net assets of the Company, the amount of nine ($9.00) Dollars for each share of Series C Senior Preferred (the "Liquidation Price") held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, plus the amount of all dividends in arrears on each such share up to the date fixed for distribution, provided, however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series A and B Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the Company. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B and C Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

       (4) The Company shall have the right to redeem pro rata any or all of its Series C Senior Preferred issued and outstanding at any time, with the Board of Directors of the Company in its sole discretion deciding how many shares to redeem, provided, however, that any such shares called for redemption have been issued and outstanding for a minimum of three (3) years at the time of notice of redemption to the holders of such shares, by paying to the holders thereof the Liquidation Price for each share of Series C Senior Preferred held by such holder plus a "call premium" of 10% of the Liquidation Price together with the amount of any accrued and unpaid dividends as may have accumulated thereon at the time of redemption (the "Redemption Price").

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

PREFERRED STOCK - (Continued)

       (5) Each share of Series C Senior Preferred shall be convertible at any time prior to the Redemption Date, at the holder's option, into shares of Common Stock of the Company on the basis of ten (10) shares of Common Stock for 1 share of Series C Senior Preferred.

             As of December 31, 2000 there were $5,250 Series C Senior Convertible Preferred share dividends in arrears representing $.05 per share.

       Series D of the Senior Convertible Preferred Stock series which was issued in 2000 has 500,000 shares designated, 89,445 shares issued and outstanding. The total outstanding Series D Senior Convertible Preferred Stock at December 31, 2000 is $89 with a liquidation price of $805,004. The following is a descriptionof the Series D Senior Convertible Stock:

       (1) The holders of said shares of Series D Senior Preferred shall be entitled to receive cumulative dividends thereon at the rate of seven percent (7%) per annum, payable semi-annually when declared by the Board of Directors before any dividend shall be declared, set apart for, or paid upon the Common Stock of the Company. The Dividend Rate shall accrue on the Stated Value (the "Stated Value"), which Stated Value shall be noted on the certificate issued to the holder, of each share of the Series D Senior Preferred. The dividends on the Series D Senior Preferred, payable in cash, shall be cumulative, so that if the Company fails in any fiscal year to pay such dividends on all the issued and outstanding Series D Senior Preferred, such deficiency in the dividends shall be fully paid, but without interest, before any dividends shall be paid on or set apart for the Cumulative Preferred Stock or the Common Stock.

       (2) The Series D Senior Preferred shall with respect to dividend rights and liquidation rights rank prior to all classes and series of Common Stock and the Cumulative Preferred Stock, and on a par with the Series A, B and C Senior Convertible Preferred Stock.

       (3) In the event of any liquidation of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Series D Senior Preferred shall be entitled to receive, out of the remaining net assets of the Company, an amount equal to the Stated Value of each share of Series D Senior Preferred held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, plus the amount of all dividends in arrears on each such share up to the date fixed for distribution, provided, however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series A, B and C Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the Company. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B, C and D Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

       (4) The Company shall have the right to redeem pro rata any or all of its Series D Senior Preferred issued and outstanding at anytime, with the Board of Directors of the Company in its sole discretion deciding how many shares to redeem, provided, however, that any such shares called for redemption have been issued and outstanding for a minimum of three (3) years at the time of notice of redemption to the holders of such shares, by paying to the holders thereof the Stated Value for each share of Series D Senior Preferred held by such holder plus a "call premium" of 10% of the Stated Value, together with the amount of any accrued and unpaid dividends as may have accumulated thereon at the time of redemption (the "Redemption Price").

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

PREFERRED STOCK - (Continued)

       (5) Each share of Series D Senior Preferred shall be convertible at any time prior to the Redemption Date, at the holder's option, into shares of Common Stock of the corporation on the basis of ten(10) shares of Common Stock for 1 share of Series D Senior Preferred.

         As of December 31, 2000 there were $11,734 Series D Senior Convertible Preferred share dividends in arrears representing $.13 per share.

INCOME TAXES

       The income tax provision (benefit) is comprised of the following:

                             Year Ended December 31,
                                                                                -----------------------------------
                                                                                     2000                1999
                                                                                ---------------     ---------------
          State current provision (benefit)                                   $      (111,676)    $      (490,374)
          State deferred provision (benefit)                                                 -                   -
                                                                                ===============     ---------------
                                                                              $      (111,676)    $      (490,374)
                                                                                ===============     ===============


       In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits) to corporate taxpayers in New Jersey. During 1999 and 2000, the Company entered into an agreement under which it retained a third party broker to identify a buyer for its NOL Carryover. The total anticipated net proceeds of this transaction for 1999 ($497,238) was recorded as a current deferred tax asset ($201,470) and a tax benefit of $295,768 in the accompanying financial statements.

       Due to limitations placed by the State of New Jersey on the total amount of NOL Carryover and R&D Credits eligible to be sold in any one year, the sale of only a portion of the Company's NOL Carryover ($295,768) was completed in 1999. The receipt of these funds was recorded as a reduction to the non-current deferred tax asset in the accompanying financial statements. The sale of the remaining balance of the Company's NOL Carryover was completed in 2000; however the deferred amount of $201,470 was subsequently reduced by the State to $164,450.

       The total anticipated net proceeds of this transaction for 2000, which represents the sale of the Company's 1999 New Jersey Net Operating Loss, was $157,751; of which $35,707 was received by December 31, 2000 and the remaining $122,044 was set up as a current deferred tax asset.

       The Company's total deferred tax asset and valuation allowance are as follows:

                                                                                      December 31,
                                                                           ------------------------------------
                                                                                2000                1999
                                                                           ----------------    ----------------
                       Total deferred tax asset, noncurrent             $     5,600,000     $     4,240,000
                       Less valuation allowance                              (5,600,000)         (4,240,000)
                                                                           ----------------    ----------------
                       Net deferred tax asset, noncurrent               $         -         $         -
                                                                           ================    ================

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

INCOME TAXES - (Continued)

       The differences between income tax benefits in the financial statements and the tax benefit computed at the combined state and U.S. Federal statutory rate of 40% are as follows:

                                                     Year Ended December 31,
                                             ---------------------------------
                                                  2000                1999
                                             ----------------    -------------
          Tax benefit                             (40%)               (40%)
          Valuation allowance                     (40%)                40%
                                             ----------------    -------------
          Effective tax rate                        -                   -
                                             ================    =============

       At December 31, 2000, the Company has available approximately $14,000,000 of net operating losses to carryforward and which may be used to reduce future federal taxable income and expire between December 31, 2007 and 2020.

       At December 31, 2000, the Company has available approximately $3,400,000 of net operating losses to carryforward and which may be used to reduce future state taxable income which expire December 31, 2007.

401(k) PLAN

       The Company adopted the qualified Magnitude, Inc. sponsored 401(k) plan covering substantially all full time employees under which eligible employees may elect to contribute, within statutory limits, a percentage of their annual compensation. The Company matches up to 50% of the employee's contribution of which the match may not exceed 3% of the employee's total compensation for the plan year. Contributions to the plan were $20,718 and $9,592 for the years ended December 31, 2000 and 1999, respectively.

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

              Magnitude Information Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

STOCK OPTION PLANS - (Continued)

       In May, 2000 the Company adopted its 2000 Stock Incentive Plan ("the 2000 Plan"). The 2000 Plan provides that certain options granted thereunder are intended to qualify as "incentive stock options" (ISO) within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while nonqualified options may also be granted under the Plan. The initial Plan provides for the grant of options for up to 5,000,000 shares. The purchase price per share of common stock deliverable upon exercise of each ISO shall not be less than 100% of the fair market value of the common stock on the date such option is granted. If an ISO is issued to an individual who owns, at the time of grant, more than 10% of the total combined voting power of all classes of the Company's common stock, the exercise price of such option shall be at least 110% of the fair market value of the common stock on the date of the grant, and the term of the option shall not exceed five years from the date of grant. The purchase price of shares subject to non-qualified stock options shall be determined by a compensation committee established by the Board of Directors.

                                                                                            Qualified and Non-Qualified
                                                                                          Shares Under Option Pursuant to
                                                                                                   the 1997 Plan
                                                                                                    December 31,
                                                                                         -----------------------------------
                                                                                               2000               1999
                                                                                         -----------------   ---------------
          Outstanding, beginning of year                                                          795,000           981,468
          Granted during the year                                                                 193,000           605,000
           Forfeited during the year                                                             (75,000)         (791,468)
          Outstanding, end of year (at prices ranging from $1.00 to $2.00                         913,000           795,000
              per share)
                                                                                         -----------------   ---------------
           Eligible, end of year for exercise (at prices ranging from $1.00 to                    757,500           470,000
             $2.00 per share)                                                            =================   ===============


     At December 31, 2000 and 1999, the weighted average exercise price and weighted average remaining contractual life is $1.10 and $1.13 per share and 4 years 4 months and 4 years 9 months, respectively.

     At December 31, 2000, there were 87,000 shares reserved for future option grants.


                                                                                             Qualified and Non-Qualified
                                                                                           Shares Under Option Pursuant to
                                                                                                    the 2000 Plan
                                                                                                     December 31,
                                                                                                         2000
                                                                                           ---------------------------------
          Outstanding, beginning of year                                                                                  -
          Granted during the year                                                                                   648,000
           Forfeited during the year                                                                                      -
          Outstanding, end of year (at prices ranging from $1.00 to $1.33)                                          648,000
           Eligible, end of year for exercise (at prices ranging from $1.00 to $1.33)                               528,000
                                                                                           =================================


At December 31, 2000 the weighted average exercise price and weighted average remaining contractual life is $1.07 and 4 years 6 months, respectively.

At December 31, 2000, there were 4,352,000 shares reserved for future option grants.

              Magnitude Information Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

STOCK OPTION PLANS - (Continued)

WARRANTS

     The Company granted common stock purchase warrants between May 1, 1998 and November 13, 2000.

     At December 31, 2000, there were 7,344,742 shares eligible for exercise at prices ranging from $.50 to $5.00 per share, of which 1,900,000 eligible shares are callable at $2.00 per share. All warrants vested upon issuance and expire between July 22, 2002 and February 24, 2006.

COMMITMENTS AND CONTINGENCIES

     Lease Agreement
       Magnitude, Inc. currently leases office space which contained its former administrative offices pursuant to a lease agreement dated December 9, 1998. Such lease commenced December 16, 1998 and expires on December 31, 2001 and requires monthly payments of $3,700 from December 16, 1998 to October 31, 1999 and $3,250 from November 1, 1999 to December 31, 2001. This space has been sublet, generating $3,250 per month in offsetting revenues.

       On March 15, 2000, the Company entered into a lease agreement for office space which is utilized for the Company's principal offices. Such lease commenced April 15, 2000 and expires on March 31, 2005 and requires monthly payments of $6,500 from April 15, 2000 through March 31, 2002; of $6,695 thereafter through March 31, 2003; of $6,896 thereafter March 31, 2004; and of $7,103 thereafter through March 31, 2005.

       The Company also leases office space for a sales office. Such lease commenced September 1, 2000 and expires on August 31, 2000 and requires monthly payments of $1,000.

       Under the lease agreements, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:


         Year Ending December 31,

                  2001                                $         86,000
                  2002                                          79,755
                  2003                                          82,149
                  2004                                $         84,615
                  2005                                          21,309
                                                        ===============
                        Total                         $        353,828

       Included in general and administrative expenses is rent expense which amounted to $84,160and $64,125 for the years ended December 31, 2000 and 1999, respectively.

    Employment Agreements
       The Company has entered into employment agreements with certain key personnel which provide for a base salary, yearly bonuses in common stock and/or options of the Company and other benefits. Termination of the agreements may be made by either party with advance notice.

              Magnitude Information Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

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

    In January 1999, the Chairman of the Board of Directors resigned. In connection with this individual's resignation, $350,000 of the $900,000 principal amount cumulative preferred shares held by this individual were exchanged for 700,000 shares of common stock of the Company. The remaining principal balance of $550,000 along with a promissory note totalling $351,060 were exchanged for a $900,000 principal amount of a new series of convertible preferred shares which require 7% per annum dividend payments to be made monthly. In connection with a termination agreement dated January 28, 2000 a restrictive covenant and confidentiality agreement was executed whereby the Company agreed to pay this individual a monthly fee in the amount of $5,555 over the 36 month term of that agreement along with this individual's health and term life insurance for an 18 month period.

    On March 31, 2000, the Company and its Board Chairman and Chief Executive Officer agreed to convert a current liability payable to him in the amount of $374,890 into a Company obligation maturing March 31, 2002, which among others provides for a right to the holder to convert such obligation into common stock of the Company (see "Long-term debt").

    In September 2000, an officer of the Company extended a cash advance of $50,000 to the Company, accruing interest at the rate of 7% per year. This advance was repaid in October 2000. In December 2000, additional advances of $75,000 were made to the Company accruing interest at the rate of 7% and are due on the earlier of January 31, 2001 or the receipt by the Company of new investment funds in the approximate amount of $250,000 (see "Loans Payable").

    In April 2000 an officer of the Company borrowed $25,000 from Magnitude, Inc. accruing interest at the rate of 7% per year. This note was due on June 30, 2000. The outstanding balance on this note as of December 31, 2000 was $24,500.

CHANGES IN KEY PERSONNEL

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

              Magnitude Information Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

MAJOR CUSTOMERS

    The Company had two major customers for the year ended December 31, 2000, which comprised 19% and 29% of total sales. The Company had accounts receivable balances due from these customers of $122,572 and $205,065, respectively, at December 31, 2000.

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

ACQUISITIONS

     On January 15, 2000 the Company acquired all of the outstanding stock of Internet Ergonomics Technologies Corp (IET) in exchange for 64,000 shares of the Company's common stock carrying a fair market value of $28,150. The purchase price was determined to approximate the value of the net assets of IET. The following represents the unaudited proforma results of operations as if the business combination had occurred at the beginning of the respective year in which IET was acquired as well as the beginning of the immediately preceding year.

                                                    December 31
                                         -----------------------------------
                                              2000                1999
                                         ----------------    ---------------
           Net Sales                   $         776,635   $        263,553
           Net Loss                          (3,515,473)        (2,392,523)
           (Loss) per share                       (0.25)             (0.28)

     On January 15, 2000 the Company acquired all of the outstanding stock of Cornell Ergonomics, Inc. (Cornell) in exchange for 54,000 shares of the Company's common stock carrying a fair market value of $23,750. The purchase price was determined to approximate the value of the net assets of Cornell. The following represents the unaudited proforma results of operations as if the business combination had occurred at the beginning of the respective year in which Cornell was acquired as well as the beginning of the immediately preceding year.

                                                    December 31
                                         -----------------------------------
                                              2000                1999
                                         ----------------    ---------------
           Net Sales                   $         776,635   $        286,053
           Net Loss                          (3,515,473)        (2,390,623)
           (Loss) per share                       (0.25)             (0.28)

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

         IN WITNESS WHEREOF, we, the undersigned, have executed and subscribed this certificate on September 26, 2000





                                                     /s/ Steven D. Rudnik
                                                      --------------------
                                                     Steven D. Rudnik, President


ATTEST:


/s/  Joerg H. Klaube
------------------------
Joerg H. Klaube, Secretary