Form 10QSB
period 2001-03-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2001-05-15
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For Quarter Ended March 31, 2001

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

                                 Yes x No _____

    The number of shares of Registrant's Common Stock, $0.0001 par value, outstanding as of March 31, 2001, was 18,054,573 shares.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES




                                      INDEX


                                                                     Page
                                                                    Number

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - March 31, 2001                                             3

         Consolidated Statements of Operations
          - Three months ended March 31, 2001 and 2000                 4

         Consolidated Statements of Cash Flows
          - Three months ended March 31, 2001 and 2000                 5

         Notes to Consolidated Financial Statements                  6 - 11


Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                  12 - 13


PART II  -  OTHER INFORMATION                                       14 - 15


SIGNATURES                                                            16

PART I  - Item 1

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                             March 31, 2001
ASSETS
     Current Assets
     Cash  .....................................................................            $    43,148
     Accounts receivable, net of allowance for
        doubtful accounts of 47,844 ............................................                365,626
     Due from officer ..........................................................                 19,500
     Inventories ...............................................................                  2,500
     Deferred tax asset.........................................................                122,044
     Prepaid expenses ..........................................................                308,135
                                                                                           ------------
        Total Current Assets ...................................................                860,953
     Property, plant and equipment, net of accumulated
        depreciation of $179,624 ...............................................                101,012
     Software, net of accumulated amortization of
         $456,561 ..............................................................              1,050,729
     Other assets ..............................................................                 24,429
                                                                                           -------------
TOTAL ASSETS ...................................................................              2,037,123
                                                                                           =============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Accounts payable and accrued expenses .....................................                671,729
     Deferred revenue...........................................................                 68,762
     Dividends payable .........................................................                155,102
     Prepayments received ......................................................                      0
     Loans and notes payable ...................................................                295,000
     Current maturities long-term debt .........................................                 33,529
     Current maturities lease obligations ......................................                  7,440
                                                                                            -------------
        Total Current Liabilities ..............................................              1,231,562
     Long-term debt, less current portion ......................................                374,890
     Lease obligations, less current portion ...................................                  6,118
                                                                                            -------------
TOTAL LIABILITIES ..............................................................              1,612,570

STOCKHOLDERS' EQUITY
     Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
     2,500 shares have been designated Cumulative Preferred Stock,
     of which 1 share is issued and outstanding ................................                      0
     300,000 shares have been designated Series A Convertible Preferred Stock,
     350,000 shares have been designated Series B Convertible Preferred Stock,
     120,000 shares have been designated Series C Convertible Preferred Stock,
     500,000 shares have been designated Series D Convertible Preferred Stock,
     of which a combined total 429,349 shares are issued and outstanding                            429
     Common Stock, $0.0001 par value, 100,000,000 shares authorized,
     18,054,573 shares are issued and outstanding...............................                  1,805
     Additional paid-in capital ................................................             16,354,843
     Accumulated deficit .......................................................            (15,932,524)
                                                                                           ------------
TOTAL STOCKHOLDERS' EQUITY...............................                                       424,553

TOTAL LIABILITIES AND EQUITY ....................................                         $   2,037,123
                                                                                             ==========

                 See notes to consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                       Three Months Ended
                                                           March 31,
                                                      2001             2000
                                                -------------    -------------

Total Revenues...............................   $    202,522    $      100,022

     Cost of Goods Sold .....................         38,831            40,934
                                               -------------     -------------

Gross Profit ................................        163,691            59,088

     Selling expenses .......................        421,482           226,820
     General & administrative expenses ......        568,004           522,286
                                                  ----------       -----------

Operating Income (Loss) .....................       (825,795)         (690,018)

     Miscellaneous income ...................              0            17,222
     Interest expense, net...................        (14,263)         (109,579)
     Miscellaneous expenses .................             (0)           (1,122)
                                                   -----------        ---------
Non-Operating Income (Expense) ..............        (14,263)         (93,479)
                                                   -----------       ----------


Net Loss ....................................    $  (840,058)      $  (783,497)
                                                   ==========         ========

Dividends ...................................          77,927           10,500

Net Loss after Dividends ....................     $  (917,985)     $  (793,997)

Loss per Common Share .......................     $     (0.05)     $     (0.06)
                                                     =========        =========
Weighted Average Number of
     Common Shares Outstanding ..............       15,745,597       12,858,331










                 See notes to consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Three Months Ended March 31,
                                                             2001              2000
                                                           --------          --------
Cash Flows from Operating Activities
     Net income (loss) .................................  $  (840,058)          $ (783,497)
     Adjustments to net income (loss)
        Depreciation and amortization ..................       51,013               48,047
        Stock and debt issued for expenses............         18,000              163,306
        Disposition of certain assets /liabilities......            0                1,122
        Dividend payments..............................       (14,003)             (10,500)
     Decreases (increases) in Assets
        Accounts receivable ............................       20,798              (91,885)
        Miscellaneous receivables.......................       19,975               15,227
        Inventories ....................................            0                    0
        Prepaid expenses ...............................       45,682              (30,609)
        Other assets ...................................            0              (26,000)
     Increases (decreases) in Liabilities
        Prepayments received............................            0                5,000
        Accounts payable and accrued expenses ..........      169,980             (115,932)
                                                          -------------    -----------------
Net Cash Provided (Used) by Operating Activities            (528,613)            (825,721)

Cash Flows from Investing Activities
     Purchases of equipment and fixtures ...............        (944)             (18,738)
     Disposition of equipment and other assets .........           0                3,358
                                                          -------------    -----------------
Net Cash Provided (Used) by Investing Activities                (944)             (15,380)

Cash Flows from Financing Activities
     Proceeds from notes payable .......................     120,000                    0
     Repayment of loans and notes ......................          (0)            (106,284)
     Repayment of long-term debt .......................          (0)                  (0)
     Accrual of contingent liability....................           0                    0
     Issuance of preferred stock........................     145,004           01,575,000
     Issuance of common stock ........... ..............     270,000              550,000
                                                           -----------         ------------
Net Cash Provided (Used) by Financing Activities             535,004            2,018,716
Net Increase (Decrease) in Cash ........................       5,447            1,177,615
Cash at Beginning of Period ............................      37,701              249,569
                                                             ----------        ------------
Cash at End of Period .................................   $   43,148          $ 1,427,184
                                                        =================     ===============





                See notes to consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NARRATIVE DESCRIPTION OF INDUSTRY AND MARKET

         Magnitude Information Systems, Inc. is a pioneer in the Ergonomic Productivity Software (EPS) market. With ErgoManager(TM), an interactive suite of Windows(TM) software products, Magnitude has developed and delivered the first integrated systems approach to computer ergonomics. The Company's patented proprietary software products provide business and government employers with a complete system for the evaluation and management of ergonomic and productivity risk factors with respect to the use of computers in the office environment. ErgoManager(TM) is designed to help employers minimize preventable Repetitive Stress Injuries ("RSI") and enhance productivity through:

         -- Real-time monitoring of keyboarding activities to ensure proper posture and work pacing.
         -- Pro-active dialogue with at-risk employees, including surveys and training in the best practices for
             wellness and productivity.
         -- Strategic profiling and the management of computer use throughout an organization to employ best practices and to measure health, safety, and performance results.
         -- Computer workstation assessment tools.

         The Company has received a patent from the U.S. Patent and Trademark Office on its application relative to certain core inventions within its ErgoManager(TM) system AND has applied for several more patents for its products.

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

         Repetitive stress injury (RSI) is a classification of diseases caused by the excessive use of joints. It is a sub-classification of Cumulative Trauma Disorders (CTDs). RSI accounts for a large portion of work-related illnesses, and the incidence of RSI is expected to grow as the number of people operating keyboards increases. The impact of RSI is measured not only in the pain and suffering of its victims, but also in time lost from work and medical costs.The Company's software products are designed to help businesses deal with potentially preventable repetitive stress injuries, by real-time monitoring of keyboarding activities, pro-active dialog with at-risk employees, and strategic profiling and management of computer use throughout an organization.

         A new study released in January 2001 by the National Academy of Sciences, originally commissioned by Congress and produced by the National Research Council, finds that work-related back, hand and wrist injuries affect about 1 million U.S. workers every year. The total cost of the resultant disorders is between $45 billion and $54 billion in compensation, lost wages and lower productivity. Increased awareness of the health risks and associated costs led the State of California several years ago implemented an ergonomic regulation which directs qualifying employers to establish and maintain a program designed to minimize RSI's. Such program shall include work-site evaluation, control of the exposures that have caused RSI's, and training of employees. State agencies and employers in California face fines of up to $25,000 per incident for violating these regulations. The State of Washington adopted similar regulations in 2000, and other states have indicated a willingness to follow suit. The Company believes that the growing recognition of these trends will give rise to a rapidly expanding market for the Company's products.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
         The consolidated financial statements include the accounts of Magnitude Information Systems, Inc. and its subsidiary Magnitude, Inc. All significant intercompany balances and transactions have been eliminated.

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

     Income Taxes
         The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company's income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal deferred tax asset for the year ended December 31, 2000. For state income tax purposes, a partial valuation allowance has been offset against the related state deferred tax asset for the year ended December 31, 2000.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

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

DEFERRED TAX ASSET

         During 2000, the Company had filed an application with the New Jersey Economic Development Authority who administers the current New Jersey Tax Certification program pursuant to the New Jersey Emerging Technology and Biotechnology Financial Assistance Act to qualify for and be the beneficiary of this program which will permit a participant to liquidate its State NOL tax benefits against cash considerations. The Company has been accepted under this program and has been issued tax transfer certificates which will, upon liquidation, result in a cash benefit in the amount stated.


PREPAID EXPENSES

         Prepaid  expenses  include a position  of  $264,789  resulting  from an agreement in February 1998 with BNN Business News Network Inc., a nationwide media advertising and radio network company, whereby the Company purchased advertising time to be utilized on stations associated with Business News Network Inc., usable over a period of three years, since then extended, and aggregating $900,000 in retail value, against issuance of 150,000 new and restricted common shares. The services purchased were capitalized at the then fair market value of the stock issued, for a total of $375,000. The resulting asset is being amortized as utilized. Management believes that the Company will derive economic benefits commensurate with the value of this asset. If management were to determine that it may not be able to economically utilize the entire amount during the time allotted, it will effect an accelerated amortization or write-down of this asset position.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

  GOING CONCERN
         The ability of the Company to continue as a going concern is dependent on increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's plans are to continue discussions with several potential investors to obtain additional capital in order to alleviate the situation.

PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at March 31, 2001:
              Equipment                                                                  $       164,891
              Furniture and fixtures                                                              69,976
              Leasehold improvements                                                              45,770
                                                                                           --------------

                                                                                                 280,637

              Less accumulated depreciation                                                      179,625
                                                                                           --------------

                                        Total                                            $       101,012
                                                                                           ==============

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at March 31, 2001:

              Accounts payable                                                           $       426,069

              Accrued interest                                                                    57,252

              Accrued commissions                                                                 20,733

              Accrued salaries and professional fees                                              94,154

              Miscellaneous accruals                                                              73,521
                                                                                            =============

                                    Total                                                $       671,729
                                                                                            =============


LOANS AND NOTES PAYABLE

     At March 31, 2001,  Magnitude,  Inc. and the Company had borrowings  under short term loan agreements with the following terms and conditions:

         Note issued by Magnitude,  Inc.  originally  maturing December 4, 1998 and accruing interest at   $        75,000
         5% per year.  This note is  overdue at March 31,  2001;  no demand  for  payment  has been made through today's date.
         Note issued by Magnitude,  Inc.  originally maturing June 1996 and accruing interest at 12% per
         year.  This note is overdue at March 31,  2001;  no demand for  payment  has been made  through            25,000
         today's date.
         Discounted  present value of a non-interest  bearing $70,000  settlement with a former investor
         of  Magnitude,  Inc.  to be paid in  monthly  payments  commencing  July 1, 1997.  The  imputed            33,529
         interest rate used to discount the note is 8% per annum.
         Cash  advances by officers and  directors of the Company,  carrying  interest at the rate of 7%
         p.a.
                                                                                                                   195,000


                  Total                                                                                    $       328,529
                                                                                                             ==============

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

LONG-TERM DEBT

        Pursuant to the  February 2, 1998,  Agreement  and Plan of Merger with Rolina  Corporation  (see   $       374,890
        "Background")  the Company had issued  155,556  shares (the "Shares") of its common stock to the principal of Rolina  Corporation  who  currently  serves as the  Company's  President  and Chief
        Executive Officer,  and had issued a Put Option for such Shares at a price of $2.41 per share in accordance with the provisions contained therein,  with notice for exercise eligible to be given at any time after  February  1, 2000,  and before  5:00 p.m.  on the 90th day  thereafter.  This current liability was converted into a Company  obligation  maturing June 30, 2002, and carrying interest at the rate of 7% per year payable  monthly.  The obligation  includes an option to the holder for conversion of the outstanding  principal into shares of the Company's common stock at the rate of $0.50 per share.


  INCOME TAXES

       At December 31, 2000, the Company had net operating loss carry forwards approximating $14,000,000 for federal income tax purpose which expire between the years 2007 and 2020 and are subject to certain annual limitations.

  The Company's total deferred tax asset and valuation allowance at December 31, 2000 are as follows:
            Total deferred tax asset                                                                      $      5,600,000
            Less valuation allowance                                                                             5,600,000
            Net deferred tax asset                                                                        $               -
                                                                                                          ================



COMMITMENTS AND CONTINGENCIES

   Lease Agreements

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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001



RELATED PARTY TRANSACTIONS

      On March 31, 2000, the Company and its President and Chief Executive Officer agreed to convert a current liability payable to him in the amount of $374,890 into a Company obligation maturing June 30, 2002, which among others provides for a right to the holder to convert such obligation into common stock of the Company (see "Long-term debt").

      During the first quarter 2001, several officers and directors of the Company extended cash advances totaling $120,000 to the Company, accruing interest at the rate of 7% per year. These advances are repayable upon demand

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

         During the first quarter in 2001 Magnitude received its first larger software contract from a major industrial business concern, a well-known Fortune 100 company. The selection of the Company's ErgoManager(TM) software was based on the results of an extensive pilot program at several locations. The pilot study reviewed the effects of using ErgoManager(TM), on the quantity and quality of computer data input work, and showed a statistically significant improvement in work accuracy following implementation of the software. Pilot project installations are designed to impart credibility and awareness of the product's unique potential in the areas of productivity enhancement and risk reduction with respect to repetitive stress injuries in the office environment. Pilot projects involving smaller numbers of employees also provide a potential client with an opportunity to test the software's utility and reliability, systems and network friendliness, and staff acceptance without incurring the perceived and sometimes real risk associated with installing a new product on an enterprise-wide scale. Management assigns great importance to this purchase and expects other current pilot installations to mature into enterprise-wide contracts in the upcoming quarters.

         Revenues for the quarter ended March 31, 2001, increased to $202,522 compared to $100,022 for the same period in 2000, all such revenues generated by the Company's wholly owned subsidiary Magnitude, Inc. from the licensing of the Company's proprietary ErgoManager(TM) software and related maintenance and support services. Gross profits during the quarter amounted to $163,691 for a 81% gross margin. Gross profits are burdened with a fixed charge for amortization of software investments. Software assets underlying the Company's products are being amortized on a straight line over 10 years, resulting in a level charge of approximately $13,000 per month to cost-of-goods-sold. Since variable product costs are low, the gross margin is expected to further increase as revenues grow. After deducting selling expenses and general and administrative expenses totaling $989,486 the Company realized an operating loss of $825,795, compared to an operating loss of $690,018 for the first quarter in 2000. Non-operating expenses totaled $14,263 primarily in form of interest expense. The net result for the quarter, after accounting for dividends paid and accrued on the Company's outstanding preferred stock, was a loss of $917,985 or $0.05 per share, compared to a loss of $793,997 or $0.06 per share for the same period last year.

         The increase in operating expenses for the quarter, compared to 2000, reflects a significant expansion of the Company's sales organization that took place during the second half of 2000. The hiring of new sales personnel was considered necessary for a successful introduction of ErgoManager(TM) into a new market that received added stimulus from the anticipated passage of federal OSHA regulations pertaining to the protection of workers in many industries from repetitive stress injuries. These regulations - on the federal level - were revoked in early 2001, which to some degree during the period affected the receptiveness of the market to new products of the type offered by the Company. Efforts to promote the protection of employees from RSIs, however, continue in several States and are expected to resume on the federal level sometime in the not too distant future. The Company succeeded in growing its revenue base but at a slower pace than initially forecasted. As a result, the quarter concluded with a significant loss that cut deeply into the Company's financial resources. A partial replenishment of these resources came in the form of new working capital provided by private investors. Since revenues from the licensing of software do not yet cover operating expenses, and are not expected to do so in the immediate future, the Company will continue to depend on new capital investments to be able to operate and pursue its pioneering efforts of educating future customers and the business community at large about the merits of a pro-active stance in dealing with the growing level of health risks and potential liabilities associated with repetitive stress injuries in the computer workplace environment. Management believes that these efforts are justified by the potential rewards accruing from this "First to Market" approach which should lead to a strong competitive advantage and a sizable market share during the years to come. This process, however, takes time and while management is confident of the ultimate success of its strategy it is not in a position to predict the timing, or the availability of sufficient new working capital with any degree of certainty.

Liquidity and Capital Resources

         The cash outflow from losses during the first quarter could be mostly compensated by new equity investments through equity subscriptions by accredited investors who purchased the Company's common and preferred stock in a series of private placements. Such transactions contributed approximately $415,000 in cash. The remaining shortfall was covered by short-term cash advances from related parties, in the aggregate of $120,000. Towards the end of the quarter and in the aftermath, however, the market prices for the Company's common stock have declined which affects the ability of management to complete new financing transactions in a timely manner and at sufficient levels. As a result, working capital declined from a small positive balance at the beginning of the year, to a negative $370,000 at March 31, 2001. To augment working capital the Company, during 2000, had negotiated an equity draw-down facility with Torneaux Ltd., a private equity fund specializing in small cap and technology companies. Under this arrangement, the Company may, at its discretion, sell to Torneaux up to 3.6 million shares of its common stock accompanied by warrants, to be registered through a filing in Form SB-2, at a small discount to prevailing market, over a fourteen months period commencing with the effective date of the registration of such stock. This facility is, however, not accessible for the Company at this time because of the depressed price of its common stock.

         At the time of this submission, the Company had no bank debt. At March 31, 2001, its short-term liabilities, aside from trade payables and accruals, consisted of certain notes and loans aggregating approximately $340,000 of which $200,000 are owed to certain officers and directors of the Company in form of demand notes (see "Related Party Transactions"). All of the long-term debt of approximately $375,000 was likewise owed to the chairman and chief executive officer and evidenced by a promissory note maturing in 2002. Owing to present liquidity constraints, the Company is currently in arrears with approximately $78,000 in accrued unpaid dividends. The cash shortage, if continuing, may force management to reduce on-going expenses by curtailing specific aspects of its operations. The Company will, throughout a major portion of the fiscal year, continue to be dependent on outside funding in order to finance its operations. Management is currently negotiating with several potential private investors with the goal of obtaining commitments for further investments in form of equity capital, to be received during the second and third quarters in 2001. There can be no assurance, however, that these negotiations will lead to the desired outcome.

PART  II  -  OTHER INFORMATION

Item 1   LEGAL PROCEEDINGS

The Company is not a party in any legal proceedings.


Item 2   CHANGES IN SECURITIES      -  None

c)   Issuance of unregistered securities

In addition to the issuance of unregistered securities previously noted in the Company's report on Form 10-KSB for the year ended December 31, 2000, incorporated herein by reference, the Company, during the first quarter of 2001, issued the following unregistered securities:

(i) 570,000 shares of Common Stock accompanied by warrants for the purchase of 570,000 shares of common stock at a price of $0.90 per share, to two accredited investors pursuant to private placement subscriptions, issued in reliance upon exemptions provided under Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act, which resulted in the receipt by the Company of $270,000 in cash.



Item 3   DEFAULTS ON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, B, C, and D Senior Convertible Preferred Stock. Such arrears total $78,624 .


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

         (b)      Reports on Form 8-K:

                  On March 26, 2001, the Company filed a report on Form 8-K, informing about the receipt of a purchase contract by a major Fortune 100 company, for the licensing of the Company's proprietary software.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      MAGNITUDE INFORMATION SYSTEMS, INC.




Date:   May 12, 2001                  By: /s/  Steven D. Rudnik
                                         --------------------------------------
                                           Steven D. Rudnik
                                           Chairman and Chief Executive Officer