Form 10QSB
period 2001-06-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2001-08-02
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For Quarter Ended June 30, 2001

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

     The number of shares of Registrant's Common Stock, $0.0001 par value, outstanding as of June 30, 2001, was 21,607,109 shares.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES




                                      INDEX

                                                                        Page
                                                                       Number

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - June 30, 2001                                                 3

         Consolidated Statements of Operations
          - Three and six months ended June 30, 2001 and 2000             4

         Consolidated Statements of Cash Flows
          - Six months ended June 30, 2001 and 2000                       5

         Notes to Consolidated Financial Statements                     6 - 12


Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     13 - 14


PART II  -  OTHER INFORMATION                                             15


SIGNATURES                                                                16

PART I  - Item 1
              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                    June 30, 2001
ASSETS
     Current Assets
     Cash  ...........................................................          $         6,106
     Accounts receivable, net of allowance for
        doubtful accounts of 72,111 ..................................                  288,205
     Miscellaneous receivables........................................                   25,000
     Due from officer ................................................                   19,500
     Inventories .....................................................                    2,260
     Deferred tax asset...............................................                  122,044
     Prepaid expenses ................................................                  240,537
                                                                                        -------

        Total Current Assets .........................................                  703,652
     Receivables due for payment after 12 months......................                  251,562
     Property, plant and equipment, net of accumulated
        depreciation of $191,650......................................                   88,987
     Software, net of accumulated amortization of $495,541 ...........                1,011,749
     Other assets ....................................................                   23,229
                                                                                    -------------
TOTAL ASSETS .........................................................                2,079,179
                                                                                      ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Accounts payable and accrued expenses ...........................                  824,297
     Deferred revenue.................................................                  234,539
     Dividends payable ...............................................                  124,233
     Prepayments received ............................................                        0
     Loans and notes payable .........................................                  472,500
     Current maturities long-term debt ...............................                   33,529
     Current maturities lease obligations ............................                    7,440
                                                                                   -------------
        Total Current Liabilities ....................................                1,696,538
     Long-term debt, less current portion ............................                  274,890
     Lease obligations, less current portion .........................                    6,118
                                                                                   -------------
TOTAL LIABILITIES .....................................................               1,977,546

STOCKHOLDERS' EQUITY
     Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
     2,500 shares have been designated Cumulative Preferred Stock,
     of which 1 share is issued and outstanding ...............................               0
     300,000 shares have been designated Series A Convertible Preferred Stock,
     350,000 shares have been designated Series B Convertible Preferred Stock,
     120,000 shares have been designated Series C Convertible Preferred Stock,
     500,000 shares have been designated Series D Convertible Preferred Stock,
     of which a combined total 225,957 shares are issued and outstanding                    226
     Common Stock, $0.0001 par value, 100,000,000 shares authorized,
     21,607,109 shares are issued and outstanding.............................             2,161
     Additional paid-in capital ...............................................       16,822,135
     Accumulated deficit ......................................................      (16,722,889)
                                                                                     ------------
TOTAL STOCKHOLDERS' EQUITY.....................................................          101,633

TOTAL LIABILITIES AND EQUITY .................................................  $      2,079,179
                                                                                       ==========

                 See notes to consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three Months Ended                Six Months Ended
                                                                June 30,                         June 30,
                                                           2001            2000             2001            2000
                                                         ----------     ----------     ------------    -----------

Total Revenues......................................  $    290,411   $    247,981        492,933          348,003

     Cost of Goods Sold ............................        42,211         43,720         81,042           84,654
                                                       -------------    -----------     ------------    ----------
Gross Profit .......................................       248,200        204,261        411,891          263,349

     Selling expenses ..............................       328,126        378,259        749,608          605,079
     General & administrative expenses .............       638,190        610,567      1,206,194        1,132,853
                                                        -----------      ----------     ------------    -----------

Operating Income (Loss) ............................      (718,116)      (784,565)    (1,543,911)      (1,474,583)

     Miscellaneous income ..........................             0              0              0           14,048
     Interest expense, net..........................       (18,968)       (23,264)       (33,231)        (132,843)
     Miscellaneous expenses ........................            (0)        (3,201)            (0)          (1,149)
                                                        -------------   -----------       --------       -----------
Non-Operating Income (Expense) ....................        (18,968)       (26,465         (33,231)       (119,944)
                                                        -------------   -----------       ---------      -----------
Net Loss before taxes..............................       (737,084)      (811,030)      (1,577,142)    (1,594,527)

     Provision for income taxes....................              0              0                0              0
Net Loss ..........................................    $  (737,084)   $  (811,030)     $(1,577,142)   $(1,594,527)
                                                         =========       ========         ========     ===========

Dividends .........................................         53,280         48,087          131,207         64,848


Net Loss after Dividends ..........................    $  (790,364)    $ (859,117)    $ (1,708,349)   $(1,659,375)

Loss per Common Share .............................    $     (0.04)    $    (0.06)    $      (0.09)   $     (0.12)
                                                           ========       ========         ========        ========
Weighted Average Number of
     Common Shares Outstanding ...................      21,558,223     15,194,570       18,651,908      14,026,451








                 See notes to consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                     Six Months Ended June 30,
                                                                                   2001                     2000
                                                                                   ----                     ----
Cash Flows from Operating Activities
     Net income (loss) ..............................................           $(1,577,142)            $ (1,594,527)
     Adjustments to net income (loss)
        Depreciation and amortization ...............................               102,018                   98,200
        Stock and debt issued for expenses...........................                27,388                  191,667
        Disposition of certain assets /liabilities...................                     0                    1,122
        Dividend payments............................................               (14,003)                 (26,250)
     Decreases (increases) in Assets
        Accounts receivable .........................................              (192,295)                (260,275)
        Miscellaneous receivables....................................                22,196                   14,872
        Inventories .................................................                   240                      215
        Prepaid expenses ............................................               113,280                  (57,432)
        Other assets ................................................                 1,200                  (25,050)
     Increases (decreases) in Liabilities
        Prepayments received........................................                      0                    5,000
        Deferred revenues...........................................                207,220                   19,410
        Accounts payable and accrued expenses ......................                237,043                  (72,447)
                                                                                --------------        -----------------
Net Cash Provided (Used) by Operating Activities                                 (1,072,855)              (1,705,495)

Cash Flows from Investing Activities
     Purchases of equipment and fixtures ...........................                   (944)                 (51,860)
     Disposition of equipment and other assets .....................                      0                    3,358
                                                                                --------------       -----------------
Net Cash Provided (Used) by Investing Activities                                       (944)                 (48,502)

Cash Flows from Financing Activities
     Proceeds from notes payable ...................................                 397,500                       0
     Repayment of loans and notes ..................................                 (46,000)               (444,534)
     Reclassification of long-term debt ............................                (100,000)                     (0)
     Issuance of preferred stock....................................                 145,004               1,800,083
     Issuance of common stock ........... ..........................                 645,700                 550,000
                                                                                --------------           ------------
Net Cash Provided (Used) by Financing Activities                                   1,042,204               1,905,549
Net Increase (Decrease) in Cash ....................................                 (31,595)                151,552
Cash at Beginning of Period ........................................                  37,701                 249,569
                                                                                --------------           ------------
Cash at End of Period ..............................................            $      6,106       $         401,121
                                                                                =================      ================









                 See notes to consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

         Our primary product is an integrated suite of proprietary software modules marketed under the name ErgoManager(TM) which are designed to help individual computer users and businesses increase productivity and reduce the risk of potentially preventable repetitive stress injury
         (RSI). These software modules can be applied individually or together in a comprehensive ergonomic and early intervention program that seeks to modify a user's behavior by monitoring computer usage patterns over time and warning the user when to break a dangerous trend in repetitive usage of an input device, such as a keyboard or mouse. The product was developed to train people working on computers, monitor computer-use related activities and evaluate a user's risk exposure and propensity towards injury or loss of effectiveness in connection with his/her day-to-day work. Moreover, the software enables a company to not only address the issue of health risks involving employees and to minimize resulting potential liabilities, but delivers a powerful tool to increase overall productivity.

BACKGROUND

     On June 24, 1997, the Company, extended a stock exchange offer to the shareholders of Proformix, Inc., a Delaware corporation and manufacturer of ergonomic keyboarding systems. Proformix, Inc. in November 1998 changed its name to Magnitude, Inc. and is now referred to as Magnitude, Inc. At the time of this submission, holders of 99.4% of Magnitude, Inc. common stock have tendered their shares. The business combination which took the form of a reverse acquisition has been accounted for as a purchase. As a result, the Company and
          Magnitude, Inc. remain as two separate legal entities whereby Magnitude, Inc. operates as a subsidiary of Magnitude Information Systems, Inc.. The operations of the newly combined entity are currently comprised solely of the operations of Magnitude, Inc.

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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NARRATIVE DESCRIPTION OF INDUSTRY AND MARKET

         Magnitude Information Systems, Inc. is a pioneer in the Ergonomic Productivity Software (EPS) market. With ErgoManager(TM), an interactive suite of Windows(TM) software products, Magnitude has developed and delivered the first integrated systems approach to computer ergonomics. Our patented proprietary software products provide business and government employers with a complete system for the evaluation and management of ergonomic and productivity risk factors with respect to the use of computers in the office environment. ErgoManager(TM) is designed to help employers minimize preventable Repetitive Stress Injuries ("RSI") and enhance productivity through:

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

         We have received a patent from the U.S. Patent and Trademark Office on our application relative to certain core inventions within its ErgoManager(TM) system and we have applied for several more patents for our products.

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

         Repetitive stress injury (RSI) is a classification of diseases caused by the excessive use of joints. It is a sub-classification of Cumulative Trauma Disorders (CTDs). RSI accounts for a large portion of work-related illnesses, and the incidence of RSI is expected to grow as the number of people operating keyboards increases. The impact of RSI is measured not only in the pain and suffering of its victims, but also in time lost from work and medical costs. The Company's software products are designed to help businesses deal with potentially preventable repetitive stress injuries, by real-time monitoring of keyboarding activities, pro-active dialog with at-risk employees, and strategic profiling and management of computer use throughout an organization.

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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

GOING CONCERN

     The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. In their report for the fiscal year ended December 31, 2000, our auditors had expressed an opinion that, as a result of the losses incurred and the relative lack of working capital, there was substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. During the last year and the first two quarters in 2001 the Company has relied on the private placement of its common and preferred stock to fund its operations. Management's plans are to continue seeking additional working capital
     through  equity  and  debt  placements   with  private  and   institutional
     investors.


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation
         The consolidated financial statements include the accounts of Magnitude Information Systems, Inc. and its subsidiary Magnitude, Inc. All significant inter-company balances and transactions have been eliminated.

     Inventories
         Inventory consists of finished goods that are stated at the lower of cost (determined by the first-in, first out method) or market.

     Depreciation and Amortization
         Property,  plant and  equipment are recorded at cost.  Depreciation  on equipment, furniture and fixtures and leasehold improvements is computed on the straight-line method over the estimated useful lives of such assets between 3-10 years. Maintenance and repairs are charged to operations as incurred. Software assets are amortized on the straight-line method over 10 years.

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

     Income Taxes
         The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company's income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

     Revenue Recognition
         Revenue from the licensing of our proprietary software products is recognized at the time of licensing provided that the resulting receivable is deemed probable of collection. In determining the amounts to be recognized, we follow the guidelines established by SEC Staff Accounting Bulletin SAB 101 and Statement of Position (SOP) 97-2. Revenue from software maintenance contracts and services are recognized ratably as earned.

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

PREPAID EXPENSES

         Prepaid  expenses  include a position  of  $210,789  resulting  from an agreement in February 1998 with BNN Business News Network Inc., a nationwide media advertising and radio network company, whereby the Company purchased advertising time to be utilized on stations associated with Business News Network Inc., usable over a period of three years, since then extended, and aggregating $900,000 in retail value, against issuance of 150,000 new and restricted common shares. The services purchased were capitalized at the then fair market value of the stock issued, for a total of $375,000. The resulting asset is being amortized as utilized. Management believes that the Company will derive economic benefits commensurate with the remaining value of this asset. If management were to determine that it may not be able to economically utilize the entire amount during the time allotted, it will effect an accelerated amortization or write-down of this asset position.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001


RECEIVABLES DUE AFTER 12 MONTHS

     Two major contracts, entered into during the second quarter, provided for deferred payment schedules of which portions amounting to $251,562 are due and payable in installments during the months July through December 2002.


PROPERTY, PLANT AND EQUIPMENT

     Property, plant and equipment consist of the following at June 30, 2001:
              Equipment                                   $       164,891
              Furniture and fixtures                               69,976
              Leasehold improvements                               45,770
                                                            --------------

                                                                  280,637

              Less accumulated depreciation                       191,650
                                                            --------------

                                        Total             $        88,987
                                                            ==============


ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at June 30, 2001:

              Accounts payable                           $       536,474

              Accrued interest                                    47,781

              Accrued commissions                                 34,134

              Accrued salaries and professional fees             122,808

              Miscellaneous accruals                              83,060
                                                            =============

                                    Total                $       824,297
                                                            =============


DEFERRED REVENUES

     During the second quarter, the Company entered into a licensing and distribution agreement with a foreign distributor which resulted in a $175,000 receivables position with extended payment terms. The Company deferred all of the accompanying revenue to future time periods when it has received more assurance with respect to the collectibility of the receivable

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

LOANS AND NOTES PAYABLE

     At June 30, 2001,  Magnitude,  Inc. and the Company had borrowings  under short term loan  agreements with the following terms and conditions:

         Note issued by Magnitude,  Inc.  originally  maturing December 4, 1998 and accruing interest at   $        75,000
         5% per year.  This note is  overdue  at June 30,  2001;  no demand  for  payment  has been made through today's date.
         Note issued by Magnitude,  Inc.  originally maturing June 1996 and accruing interest at 12% per
         year.  This note is  overdue at June 30,  2001;  no demand for  payment  has been made  through            25,000
         today's date.
         Discounted  present value of a non-interest  bearing $70,000  settlement with a former investor
         of  Magnitude,  Inc.  to be paid in  monthly  payments  commencing  July 1, 1997.  The  imputed            33,529
         interest rate used to discount the note is 8% per annum.
         Cash  advances from and notes to officers and  directors of the Company,  carrying  interest at the rate of 7% p.a.
                                                                                                                   372,500


                  Total                                                                                    $       506,029
                                                                                                             ==============


LONG-TERM DEBT

        Pursuant to the  February 2, 1998,  Agreement  and Plan of Merger with Rolina  Corporation  (see   $
        "Background")  the Company had issued  155,556  shares (the "Shares") of its common stock to the           274,890
        principal of Rolina  Corporation  who  currently  serves as the  Company's  President  and Chief
        Executive Officer,  and had issued a Put Option for such Shares at a price of $2.41 per share in accordance with the provisions contained therein,  with notice for exercise eligible to be given at any time after  February  1, 2000,  and before  5:00 p.m.  on the 90th day  thereafter.  This current  liability was converted into a Company  obligation  maturing July 1, 2002, and carrying interest at the rate of 7% per year  payable  monthly,  of which a portion of $100,000  has been reclassified  as due on demand.  The obligation  includes an option to the holder for conversion of the outstanding  principal into shares of the Company's common stock at the rate of $0.50 per share.


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
                                                                                                          ================

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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


RELATED PARTY TRANSACTIONS

      On March 31, 2000, the Company and its President and Chief Executive Officer agreed to convert a current liability payable to him in the amount of $374,890 into a Company obligation, of which $100,000 was subsequently classified as due on demand with the remaining balance of $274,890 maturing July 1, 2002. The obligation among others provides for a right to the holder to convert such obligation into common stock of the Company (see "Long-term debt").

      During the first two quarters in 2001, several officers and directors of the Company extended cash advances to the Company that totaled $272,500 at June 30, 2001, and which accrue interest at the rate of 7% per year. These advances are repayable upon demand (see "Subsequent Events" below).


SUBSEQUENT EVENTS

      During July 2002, a director of the Company converted demand loan cash advances totaling $130,000 into common stock and warrants for the purchase of common stock of the Company, commensurate with terms currently offered to independent private investors. In July 2002, the board of directors of the Company authorized the grant of a stock option for the purchase of 2.5 million common shares to the Chief Executive Officer of the Company, exercisable over ten years at a price of $0.50 per share. The option has a cash-less exercise feature

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

         After receiving - during the first quarter in 2001 - a major software contract from a Fortune 100 large industrial business concern, Magnitude during the second quarter signed major distribution and licensing agreements with two distributors in Florida and in Europe, valued at $409,000. While the Florida agreement contributed to revenues already during the quarter, the Company deferred revenue recognition on the other transaction (see "Deferred Revenues" in Notes to Financial Statements). These contracts re-affirmed the Company's ErgoManager(TM) software product as the premier software solution for improving the quantity and quality of computer data input work through application of ergonomic principles. Several pilot studies have shown a statistically significant improvement in work accuracy following implementation of the software. Pilot project installations are designed to impart credibility and awareness of the product's unique potential in the areas of productivity enhancement and risk reduction with respect to repetitive stress injuries in the office environment. Pilot projects involving smaller numbers of employees also provide a potential client with an opportunity to test the software's utility and reliability, systems and network friendliness, and staff acceptance without incurring the perceived and sometimes real risk associated with installing a new product on an enterprise-wide scale. Management assigns great importance to this purchase and expects other current pilot installations to mature into enterprise-wide contracts in the upcoming quarters.

         Revenues for the quarter ended June 30, 2001, increased to $290,411 compared to $247,981 for the same period in 2000 and $202,522 for the first quarter, all such revenues generated by the Company's wholly owned subsidiary Magnitude, Inc. from the licensing of the Company's proprietary ErgoManager(TM) software and related maintenance and support services. The revenue figure for the quarter, however, represents a significant concentration on one customer with whom the Company entered into an exclusive regional distribution agreement and who accounted for approximately 80% of total revenues. The terms of the resultant purchase contract furthermore provide for extended payment terms so that the Company will realize cash receipts only in installments through 2002 (see "Receivables due after 12 months" in Notes to Financial Statements). Revenues for the six months period ended June 30, 2001, totaled $492,933 compared to $348,003 in the first half of 2000. Gross profits during the quarter totaled $248,200 for a 85% gross margin. The gross profits are burdened with a fixed charge for amortization of software investments. Software assets underlying the Company's products are being amortized on a straight line over 10 years, resulting in a level charge of approximately $13,000 per month to cost-of-goods-sold. Since variable product costs are low, the gross margin is expected to further increase as revenues grow. After deducting selling expenses and general and administrative expenses totaling $966,316 the Company realized an operating loss of $718,116, compared to an operating loss of $784,565 for the second quarter in 2000. Non-operating expenses totaled $18,968 primarily in form of interest expense. The net result for the quarter, after accounting for dividends paid and accrued on the Company's outstanding preferred stock, was a loss of $790,364 or $0.04 per share, compared to a loss of $859,117 or $0.06 per share for the same period last year. The six month' result was a loss of $1,708,349 in 2001, and a loss of $1,659,375 in 2000.

         Operating expenses continue to be high relative to revenues. In management's opinion, however, they represent close to a practical minimum necessary to maintain the Company's presence on the marketplace. Moderate savings vis-a-vis prior quarters were achieved in selling expenses where the quarterly total decreased from $378,259 in 2000 and $421,482 in the first quarter of this year, to $328,126 for the reporting period. A reduction in certain non-critical marketing programs was the primary reason for these decreases. Some of these savings, however, were offset by a small rise in general and administrative expenses, at the rate of 5%, over the comparable periods last year.

         The increase in bookings and revenues during the second quarter, as mentioned above, is entirely founded in reseller agreements which constitute a new distribution channel for the Company's products. This channel is expected to grow into a major revenue and profit contributor during the next twelve months, and management is presently in negotiations with several other primarily overseas - distributors to expand in this area. Success if measured in terms of current revenues, in the core B2B business segment that focuses on domestic medium and large companies with the goal of installing enterprise-wide solutions has not been apparent in the second quarter. Sales cycles for such larger contacts are long and somewhat unpredictable, and the conclusion of any major contract will significantly impact any given quarter's results. Management is confident that its current sales approach remains valid and will result in tangible revenue improvements during the upcoming quarters.

         As a result of the slower than initially forecasted growth in the B2B sector, the quarter concluded with a significant loss that cut further into the Company's financial resources. A partial replenishment of these resources came in the form of new working capital provided by private investors, however, the amounts obtained were not sufficient to entirely offset the negative cash-flow from operations, and came at the cost of occupying a growing part of management's time and efforts. Since revenues from the licensing of software do not yet cover operating expenses, and are not expected to do so in the immediate future, the Company will continue to depend on new capital infusions to be able to operate and pursue its marketing goals.


Liquidity and Capital Resources

         The cash outflow from losses during the first quarter could be partially compensated by new equity investments through equity subscriptions by accredited investors who purchased the Company's common and preferred stock in a series of private placements. Such transactions contributed approximately $375,000 in cash. The remaining shortfall was partially covered by short-term cash advances from related parties, in the aggregate amount of $230,000. These receipts were not sufficient to stem a further erosion of working capital which declined from negative $370,000 at March 31, 2001, to negative 905,000 at June 30, 2001.

         In June, 2001, the Company entered into a consulting agreement with Rodman & Renshaw for the purpose of introducing the Company to institutional lenders and investors. In addition management is presently in discussion with several private lenders and investors with the goal of securing a larger infusion of equity or debt capital. The outcome of these discussions and the timing for any resulting capital inflows can not, however, be predicted with certainty at this time, and there can be no assurance that the necessary capital for an orderly continuation of the Company's business and redemption of liabilities will be obtained in a timely fashion. Should the Company be unable to successfully complete such financing transactions we may have to severely curtail operations.

         At the time of this submission, the Company had no bank debt. At March 31, 2001, its short-term liabilities, aside from trade payables and accruals, consisted of certain notes and loans aggregating approximately $500,000 of which $372,500 are owed to certain officers and directors of the Company in form of demand notes (see "Related Party Transactions"). All of the long-term debt of approximately $275,000 was owed to the chairman and chief executive officer and evidenced by a promissory note maturing in 2002. Owing to present liquidity constraints, the Company is currently in arrears with approximately $80,000 in accrued unpaid dividends.

PART  II  -  OTHER INFORMATION

Item 1   LEGAL PROCEEDINGS

The Company is not a party in any legal proceedings.


Item 2   CHANGES IN SECURITIES      -  None

c)   Issuance of unregistered securities

In addition to the issuance of unregistered securities previously noted in the Company's report on Form 10-QSB for the quarter ended March 31, 2001, incorporated herein by reference, the Company, during the second quarter of 2001, issued the following unregistered securities:

(i) 932,200 shares of common stock accompanied by warrants for the purchase of 932,200 shares of common stock exercisable at prices of $0.60 and $0.90 per share, to ten accredited investors pursuant to private placement subscriptions, issued in reliance upon exemptions provided under Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act, which resulted in the receipt by the Company of approximately $380,000 in cash; (ii) 2,033,920 shares of common stock pursuant to the conversion of 203,392 shares of Senior Convertible Preferred Stock, Series B and D, of the Company;

(iii) 92,666 shares of common stock pursuant to the conversion into equity of accrued dividends on certain Convertible Preferred Stock and interest accrued on notes payable;

(iv) 250,000 shares of common stock pursuant to the cash-less exercise of certain warrants;

(v)      3,750 shares of common stock for services performed.

Item 3   DEFAULTS ON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, B, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $80,000 .

Item 4   SUBMISSION OF MATTERS TO A VOTE OF
         SECURITIES' HOLDERS                    -  None

Item 5 OTHER INFORMATION The Company and Torneaux Fund Ltd. executed and delivered a certain Termination Agreement, dated as of August 1, 2001, terminating the Common Stock Purchase Agreement (providing for an equity drawdown facility) by mutual consent.

Item 6   EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibit (3)(i) - Articles of Incorporation and Amendments thereto, incorporated herein by reference to Exhibits of previous filings with the Commission.

                  Exhibit (3)(ii) - By-laws of the Company,  incorporated herein
                  by  reference  to  Exhibits  of  previous   filings  with  the
                  Commission.

                  Exhibit 10.5 - Termination Agreement, dated as of August 1, 2001, by and between the Company and Torneaux Fund Ltd.

         (b)      Reports on Form 8-K:      - None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                               MAGNITUDE INFORMATION SYSTEMS, INC.




Date:   August 1, 2001         By: _____/s/  Steven D. Rudnik___________
                                ----------------------------------------
                                     Steven D. Rudnik
                                     Chairman and Chief Executive Officer

                                                            EXHIBIT 10.5

                             TERMINATION AGREEMENT


     THIS TERMINATION AGREEMENT (the "Termination Agreement") is dated as of August 1, 2001 by and between Magnitude Information Systems, Inc., a Delaware corporation (the "Company") and Torneaux Fund Ltd., a company organized under the laws of the Commonwealth of the Bahamas ("Torneaux").

                              B A C K G R O U N D:


     WHEREAS, the Company and Torneaux executed and delivered a certain Common Stock Purchase Agreement, dated as of December 18, 2000 ( the "Purchase Agreement"), pursuant to the general terms and conditions of which Torneaux was to provide the Company with an equity draw down facility by purchasing certain quantities of the Company's equity securities from time to time; provided, among other conditions to be satisfied, that the Company register the equity securities to be purchased by Torneaux under the Securities Act of 1933, as amended (the "1933 Act"); and

     WHEREAS, pursuant to the Purchase Agreement, the Company filed a registration statement with the Securities and Exchange Commission ( the "Commission"), seeking to register its equity securities under the 1933 Act which registration statement has not yet been declared effective by the Commission; and

     WHEREAS, the parties desire to now execute and deliver this Termination Agreement, providing, among other things, for the termination of the Purchase Agreement and the withdrawal of the above mentioned registration statement.

     NOW, THEREFORE, in consideration of the mutual premises, the parties agree as follows:

1. Termination. The Company and Torneaux agree that the Purchase Agreement is hereby terminated as of the date hereof by mutual consent in accordance with
Section 8.1 of the Purchase Agreement. Any and all rights, duties, benefits or obligations arising out of or set forth in the Purchase Agreement or this Termination Agreement that are not expressly identified as a surviving provision in Section 3 below shall automatically terminate and be deemed null and void upon the execution and delivery of this Termination Agreement.

2. Withdrawal of Registration Statement. The Company hereby undertakes to file an application with the Commission to withdraw its registration statement filed on Form SB-2 with the Commission on December 22, 2000, Commission File No. 333-52618 ( the "Registration Statement") pursuant to Rule 477(a) of the 1933 Act as soon as practicable following the execution and delivery of this Termination Agreement. The Company hereby further undertakes to notify Torneaux and its counsel in writing of the receipt of the Commission's consent or other response to the Company's application within 2 business days' of the Company's receipt.

3. Survival. The following provisions of the Purchase Agreement, hereby incorporated by reference in this Termination Agreement, shall survive the termination of the Purchase Agreement and any termination of this Termination
Agreement: (a) the Company's obligation under Section 10.1(i) to pay Torneaux's reasonable attorneys' fees and expenses, and; (b) Torneaux's promises to maintain confidentiality under Section 10.14.

4. Notices.

If to the Company:                  MAGNITUDE INFORMATION SYSTEMS, INC.
                                    401 Route 24
                                    Chester, New Jersey 07930
                                    Tel. No.:  (908) 879-2722
                                    Fax No.:  (908) 879-7006

With copies to:                     Joseph J. Tomasek, Esq.
                                    77 North Bridge Street
                                    Somerville, New Jersey 08876
                                    Tel. No.:  (908) 429-0030
                                    Fax: No.: (908) 429-0040

If to the Purchaser:                Torneaux Fund Ltd.
                                    c/o Portia Fund Services (Bahamas)
                                    Limited
                                    Montague Sterling Centre
                                    East Bay Street
                                    P.O. Box SS-6238
                                    Nassau, Bahamas
                                    Tel. No.:  (242) 394-2700
                                    Fax No.:  (242 394-8348
                                    Attention:  Karen Zyp

With copies to:                     Jenkens & Gilchrist Parker Chapin LLP
                                    The Chrysler Building
                                    405 Lexington Avenue
                                    New York, New York 10174
                                    Tel. No.: (212) 704-6000
                                    Fax No.: (212) 704-6288

         Any party hereto may from time to time change its address for notices by giving at lest ten (10) days prior written notice of such changed address to the other party hereto.

5. Governing Law. This Agreement shall be governed by and construed in accordance with the internal laws of the State of New York, without giving effect to the choice of the law provisions.

6. Publicity. The Company shall include a disclosure of the material facts of this Termination Agreement, and file a copy hereof as an exhibit thereto, in its Form 10-QSB for the quarter ended June 30, 2001, intended to be filed with the Commission no latter than August 3, 2001.

     IN WITNESS WHEREOF, the parties have caused this Termination Agreement to be executed by their respective authorized officers as of the date first written above.

                                     MAGNITUDE INFORMATION SYSTEMS, INC.


                                     By:   /s/Steven D. Rudnik
                                              Steven D. Rudnik
                                              Chief Executive Officer


                                     TORNEAUX FUND LTD.


                                     By:  /s/ Richard Colpron
                                          --------------------
                                            Richard Colpron
                                            Vice President