Form 10QSB
period 2001-09-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2001-11-14
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For Quarter Ended September 30, 2001

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

  The number of shares of Registrant's Common Stock, $0.0001 par value, outstanding as of September 30, 2001, was 25,023,903 shares.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES




                                      INDEX


                                                                         Page
                                                                        Number

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - September 30, 2001                                            3

         Consolidated Statements of Operations
          - Three and nine months ended September 30, 2001 and 2000       4

         Consolidated Statements of Cash Flows
          - Nine months ended September 30, 2001 and 2000                 5

         Notes to Consolidated Financial Statements                     6 - 12


Item 2  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     13 - 14


PART II  -  OTHER INFORMATION                                             15


SIGNATURES                                                                16

PART I  - Item 1
              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                  September 30, 2001
ASSETS
     Current Assets
     Cash  ....................................................................       $    8,577
     Accounts receivable, net of allowance for
        doubtful accounts of 132,843 ..........................................          353,634
     Miscellaneous receivables.................................................          196,323
     Inventories ..............................................................            2,260
     Deferred tax asset........................................................          122,044
     Prepaid expenses .........................................................           34,679
                                                                                       ----------
        Total Current Assets ..................................................          717,517
     Receivables due for payment after 12 months...............................          125,781
     Property, plant and equipment, net of accumulated
        depreciation of $203,585...............................................           77,051
     Software, net of accumulated amortization of $534,520 ....................          972,770
     Other assets .............................................................           21,829
                                                                                        ---------
TOTAL ASSETS ..................................................................        1,914,948
                                                                                        ========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
     Accounts payable and accrued expenses ....................................          698,110
     Deferred revenue..........................................................          231,867
     Dividends payable ........................................................          150,586
     Loans and notes payable ..................................................          617,390
     Current maturities long-term debt ........................................           33,529
     Current maturities lease obligations .....................................            7,440
                                                                                        -----------
        Total Current Liabilities .............................................        1,738,922
     Long-term debt, less current portion .....................................                0
     Lease obligations, less current portion ..................................            6,118
                                                                                        -----------
TOTAL LIABILITIES .............................................................        1,745,040

STOCKHOLDERS' EQUITY
     Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
     2,500 shares have been designated Cumulative Preferred Stock,
     of which 1 share is issued and outstanding ...............................                0
     300,000 shares have been designated Series A Convertible Preferred Stock,
     350,000 shares have been designated Series B Convertible Preferred Stock,
     120,000 shares have been designated Series C Convertible Preferred Stock,
     500,000 shares have been designated Series D Convertible Preferred Stock,
     of which a combined total 214,857 shares are issued and outstanding                     215
     Common Stock, $0.0001 par value, 100,000,000 shares authorized,
     25,023,903 shares are issued and outstanding..............................            2,502
     Additional paid-in capital ...............................................       17,900,767
     Accumulated deficit ......................................................      (17,733,576)
                                                                                     ------------
TOTAL STOCKHOLDERS' EQUITY...............................                                169,908

TOTAL LIABILITIES AND EQUITY ....................................                   $  1,914,948
                                                                                       ==========

                 See notes to consolidated financial statements
                                       3

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                          Three Months Ended                     Nine Months Ended
                                                              September 30,                         September 30,
                                                           2001              2000             2001            2000
                                                     -------------     -------------    -------------     -------------

Total Revenues....................................  $    34,150      $    253,787           527,083          601,790

     Cost of Goods Sold ..........................       39,311            41,740           120,353          126,394
                                                     -------------    -------------     -------------       ---------
Gross Profit .....................................       (5,161)          212,047           406,730          475,396

     Selling expenses ............................       256,275          441,140         1,005,883        1,046,219
     General & administrative expenses ...........       556,438          641,478         1,762,632        1,774,331
                                                       -----------      ------------      -------------    -----------

Operating Income (Loss) ..........................      (817,874)        (870,571)       (2,361,785)      (2,345,154)

     Miscellaneous income ........................             0               12                 0           14,060
     Interest expense, net........................        (9,670)         (16,091)          (42,901)        (148,934)
     Miscellaneous expenses ......................      (156,789)              (0)         (156,789)          (1,149)
Non-Operating Income (Expense) ...................      (166,459)         (16,079)         (199,690)        (136,023)
                                                       -------------     -------------    -------------     -----------

Net Loss before taxes.............................      (984,333)        (886,650)       (2,561,475)       (2,481,177)

     Provision for income taxes...................             0                0                 0                 0
Net Loss .........................................    $ (984,333)     $  (886,650)      $(2,561,475)   $   (2,481,177)
                                                         =========        ========      ===========            ========

Dividends ........................................        26,354           53,280           157,561           118,128

Net Loss after Dividends .........................   $(1,010,687)     $  (939,930)      $(2,719,036)   $   (2,599,305)

Loss per Common Share ............................   $    (0.04)      $     (0.06)      $     (0.13)   $        (0.18)
                                                          ========         ========        ========           ========
Weighted Average Number of
     Common Shares Outstanding ....................   23,552,842       15,745,597        20,285,553        14,599,500











                 See notes to consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                 Nine Months Ended September 30,
                                                       2001              2000
Cash Flows from Operating Activities
     Net income (loss) ............................ $(2,561,475)   $ (2,481,178)
     Adjustments to net income (loss)
        Depreciation and amortization .............     152,933         149,074
        Stock and debt issued for expenses.........      27,388         251,667
        Disposition of certain assets /liabilities.           0           1,122
        Dividend payments........................       (14,003)        (42,000)
     Decreases (increases) in Assets
        Accounts receivable .....................      (131,943)       (401,277)
        Miscellaneous receivables................      (129,627)         15,227
        Inventories .............................           240             215
        Prepaid expenses ........................       319,138         (38,795)
        Other assets ............................         2,600         (22,750)
     Increases (decreases) in Liabilities
        Prepayments received.....................             0               0
        Deferred revenues........................       204,548               0
        Accounts payable and accrued expenses ...       110,856        (204,486)
                                                    --------------    ---------
Net Cash Provided (Used) by Operating Activities    (2,019,345)      (2,773,181)

Cash Flows from Investing Activities
     Purchases of equipment and fixtures ........         (944)         (52,182)
     Disposition of equipment and other assets ..            0            3,358
                                                    --------------    ---------
Net Cash Provided (Used) by Investing Activities          (944)         (48,824)

Cash Flows from Financing Activities
     Proceeds from notes payable ...............       397,500          250,000
     Repayment of loans and notes ..............       (46,000)        (484,534)
     Reclassification of long-term debt ........      (100,000)              (0)
     Issuance of preferred stock................       145,004        2,937,836
     Issuance of common stock ........... ......     1,594,661          550,000
                                                   -------------        -------
Net Cash Provided (Used) by Financing Activities     1,991,165        3,253,302
Net Increase (Decrease) in Cash ................       (29,124)         431,297
Cash at Beginning of Period ....................        37,701          249,569
                                                    ----------         --------
Cash at End of Period ..........................   $     8,577      $   680,866
                                                   ============       =========








                 See notes to consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

GOING CONCERN

     The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. In their report for the fiscal year ended December 31, 2000, our auditors had expressed an opinion that, as a result of the losses incurred and the relative lack of working capital, there was substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. During the last year and the first three quarters in 2001 the Company has relied on the private placement of its common and preferred stock to fund its operations. Management's plans are to continue seeking additional working capital
     through  equity  and  debt  placements   with  private  and   institutional
     investors.


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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

PREPAID EXPENSES

         Prepaid expenses at the end of the quarter included a position of $156,789 resulting from an agreement in February 1998 with BNN Business News Network Inc., a nationwide media advertising and radio network company, whereby the Company purchased advertising time to be utilized on stations associated with Business News Network Inc., usable over a period of three years, since then extended, and aggregating $900,000 in retail value, against issuance of 150,000 new and restricted common shares. The services purchased were capitalized at the then fair market value of the stock issued, for a total of $375,000 and have since been amortized as utilized. At September 30, 2001, however, management concluded that the remaining asset was compromised due to the likelihood that there would be no further tangible benefits associated with this position. The residual balance of $156,789 was therefore written off.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


RECEIVABLES DUE AFTER 12 MONTHS

     Two major contracts, entered into during the second quarter, provided for deferred payment schedules of which portions amounting to $125,781 are due and payable in installments during the months October through December 2002.


PROPERTY, PLANT AND EQUIPMENT

     Property,  plant and  equipment  consist of the  following at September 30,
2001:
              Equipment                                                                  $       164,891
              Furniture and fixtures                                                              69,976
              Leasehold improvements                                                              45,770
                                                                                           --------------

                                                                                                 280,637

              Less accumulated depreciation                                                      203,585
                                                                                           --------------

                                        Total                                            $        77,051
                                                                                           ==============


ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts  payable and accrued  expenses  consisted of the following at September
30, 2001:

              Accounts payable                                                           $       434,876

              Accrued interest                                                                    50,139

              Accrued commissions                                                                 41,231

              Accrued salaries and professional fees                                             112,296

              Miscellaneous accruals                                                              70,943
                                                                                            =============

                                    Total                                                $       709,485
                                                                                            =============



DEFERRED REVENUES

     During the second quarter, the Company entered into a licensing and distribution agreement with a foreign distributor which resulted in a $175,000 receivables position with extended payment terms, whereby the associated revenue has been deferred until management has received more assurance with respect to the collectibility of the receivable

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


LOANS AND NOTES PAYABLE

     At September 30, 2001, Magnitude, Inc. and the Company had borrowings under short term loan agreements with the following terms and conditions:

         Note issued by Magnitude,  Inc.  originally  maturing December 4, 1998 and accruing interest at   $        75,000
         5% per year.  This note is overdue at September  30, 2001;  no demand for payment has been made through today's date.
         Note issued by Magnitude,  Inc.  originally maturing June 1996 and accruing interest at 12% per
         year.  This note is overdue at September  30, 2001; no demand for payment has been made through            25,000
         today's date.
         Discounted  present value of a non-interest  bearing $70,000  settlement with a former investor
         of  Magnitude,  Inc.  to be paid in  monthly  payments  commencing  July 1, 1997.  The  imputed            33,529
         interest rate used to discount the note is 8% per annum.
         Cash advances from an officer and director of the Company,  carrying interest at the rate of 7%
         p.a.                                                                                                      142,500

        Pursuant to the  February 2, 1998,  Agreement  and Plan of Merger with Rolina  Corporation  (see
        "Background")  the Company had issued  155,556  shares (the "Shares") of its common stock to the   $       374,890
        principal of Rolina  Corporation  who  currently  serves as the  Company's  President  and Chief
        Executive Officer,  and had issued a Put Option for such Shares at a price of $2.41 per share in accordance with the provisions contained therein,  with notice for exercise eligible to be given at any time after  February  1, 2000,  and before  5:00 p.m.  on the 90th day  thereafter.  This liability was converted into a Company  obligation  maturing July 1, 2002, and carrying interest at the  rate  of 7% per  year  payable  monthly,  of  which  a  portion  of  $100,000  has  been reclassified  as due on demand.  The obligation  includes an option to the holder for conversion of the outstanding  principal into shares of the Company's common stock at the rate of $0.50 per share.
               Total                                                                                        $      650,919

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
                                                                                                     ================

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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


RELATED PARTY TRANSACTIONS

      On March 31, 2000, the Company and its President and Chief Executive Officer agreed to convert a current liability payable to him in the amount of $374,890 into a Company obligation, of which $100,000 was subsequently classified as due on demand with the remaining balance of $274,890 maturing July 1, 2002. The obligation among others provides for a right to the holder to convert such obligation into common stock of the Company (see "Loans and Notes Payable").

      During the first three quarters in 2001, several officers and directors of the Company extended cash advances to the Company of which a balance of $142,500 at September 30, 2001 remains outstanding and which accrue interest at the rate of 7% per year. These advances are repayable upon demand. During the quarter ended September 30, 2001, a director of the Company converted an aggregate $130,000 of such cash advances into 361,111 shares of the Company's common stock and warrants for the purchase of a further 361,111 common shares, exercisable at $0.60 per share.

      In July 2001, the board of directors of the Company acted on an earlier decision with respect to founder's shares and authorized the grant of a stock option for the purchase of 2.5 million common shares to the founder and current Chief Executive Officer of the Company, exercisable over ten years at a price of $0.50 per share. The option has a cash-less exercise feature.

      In September 2001, a director of the Company exercised warrants for the purchase of 400,000 shares of the Company's common stock, at a price of $0.25 per share.

Item 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations:

        A number of major contracts were anticipated to close in September but were delayed directly due to the events of September 11th, 2001. These are building towards closure again, however, the delays resulted in lesser than expected revenues during the period. It is worthwhile to note that in the time since September, management has observed increased attention to cost-containment at prospects and clients resulting in extraordinary interest in the Company's products. Management expects future revenues to reflect this very positive development in our industry. No major new contracts were signed during the period, however, at the time of this writing the Company is in the process of completing materials due under a purchase by an overseas distributor with whom we had signed a license and purchase agreement during the second quarter, which will result in the recognition of $175,000 in previously deferred revenues when complete. We are in the process of negotiating similar agreements with both U.S. distributors and other foreign distributors in the Far East and Europe.

         Revenues for the quarter ended September30, 2001, totaled $34,150, compared to $253,787 for the same period in 2000, all such revenues generated by the Company's wholly owned subsidiary Magnitude, Inc. from the licensing of the Company's proprietary ErgoManager(TM) software and related maintenance and support services. The terms of two larger purchase contracts received by the the Company during the second quarter provide for extended payment terms so that the Company will receive cash only in installments through 2002
(see "Receivables due after 12 months" in Notes to Financial Statements). Revenues for the nine months period ended September 30,2001, totaled
$527,083  compared to $601,790 in the first nine months of 2000.
Gross profits during the quarter totaled negative $5,161. The gross profits are burdened with a fixed charge for amortization of software investments. Software assets underlying the Company's products are being amortized on a straight line over 10 years, resulting in a level charge of approximately $13,000 per month to cost-of-goods-sold. Since variable product costs are low, the gross margin is expected to significantly increase as revenues grow. After deducting selling expenses and general and administrative expenses totaling $812,713 the Company realized an operating loss of $817,874, compared to an operating loss of $870,571 for the third quarter in 2000. Non-operating expenses totaled $166,459, primarily from the write-off of a compromised asset position (see "Prepaid Expenses" in the Notes to Financial Statements). The net result for the quarter, after accounting for dividends paid and accrued on the Company's outstanding preferred stock, was a loss of $1,010,687 or $0.04 per share, compared to a loss of $939,930 or $0.06 per share for the same period last year. The nine month' result was a loss of $2,719,036 in 2001, and a loss of $2,599,305 in 2000.

         In spite of a fifteen percent decrease in operating costs from the preceding quarter, expenses continue to be high relative to revenues. Management is striving to further reduce costs, however, is acutely aware of the necessity to provide for an adequate infrastructure to maintain the Company's presence on the marketplace. Savings vis-a-vis prior quarters were achieved in both selling and general and administrative expenses through staffing reductions and the elimination of certain non-critical marketing programs. Management expects to be able to further reduce costs during the fourth quarter.

         Our primary marketing focus is on medium to larger size companies that may be candidates for enterprise-wide installation of our software. Such larger contacts, however, typically are preceded by long and exhaustive trial and evaluation cycles whose pace of progress are unpredictable. The timing of the finalization of any major contract will significantly impact a given quarter's results. Management is confident that its current sales approach remains valid and will result in tangible revenue improvements during the upcoming quarters.

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

Liquidity and Capital Resources

         The cash outflow from losses during the second quarter could be compensated by new equity investments through equity subscriptions by accredited investors who purchased the Company's common stock in a series of private placements, and the exercise of warrants and options to purchase such stock. These transactions contributed approximately $850,000 in cash. These receipts were not sufficient to reverse the large deficit in the working capital position which amounted to negative $1,021,405 at September 30, 2001, including the effect of a reclassification to current status of certain notes issued to the Company's chief executive officer, and continues to slow the Company's marketing efforts.

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

         At the time of this submission, the Company had no bank debt. At September 30, 2001, its short-term liabilities, aside from trade payables and accruals, consisted of certain notes and loans aggregating approximately $650,000 of which $520,000 are owed to the Company's chairman and chief executive officer (see "Related Party Transactions"). Owing to present liquidity constraints, the Company is currently in arrears with approximately $130,000 in accrued unpaid dividends.

PART  II  -  OTHER INFORMATION

Item 1   LEGAL PROCEEDINGS

The Company is not a party in any legal proceedings.


Item 2   CHANGES IN SECURITIES      -  None

c)   Issuance of unregistered securities

In addition to the issuance of unregistered securities previously noted in the Company's report on Form 10-QSB for the quarter ended June 30, 2001, incorporated herein by reference, the Company, during the third quarter of 2001, issued the following unregistered securities:

    (i) 1,124,030 shares of common stock accompanied by warrants for the purchase of 1,118,700 shares of common stock exercisable at $0.60 per share, to four accredited investors pursuant to private placement subscriptions, issued in reliance upon exemptions provided under Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act, which resulted in the receipt by the Company of approximately $423,000 in cash;

     (ii) 79,403 shares of common stock to three creditors of the Company, pursuant to the conversion of $31,800 in miscellaneous payables;

     (iii) 1,000,000 shares of common stock pursuant to the exercise of certain options and warrants by two individuals, one of whom is a director of the Company (see "Related Party Transactions" above); resulting in the receipt by the Company of $250,000 in cash;

     (iv)     3,750 shares of common stock for services performed.

Item 3   DEFAULTS ON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, B, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $130,000 .


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



                                          MAGNITUDE INFORMATION SYSTEMS, INC.




Date:   November 13, 2001                 By: /s/  Steven D. Rudnik
                                          ------------------------------
                                           Steven D. Rudnik
                                           Chairman and Chief Executive Officer