Form 10KSB
period 2001-12-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2002-04-01
CIK 838796

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2001

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

Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended December 31, 2001, were $609,214.

Common stock, par value $.0001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on March 1, 2002. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on March 1, 2002, ($0.12), the aggregate market value of the 21,645,461 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on March 1, 2002, was approximately $2,597,455. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

As of March 1, 2002, 30,608,732 shares of Common Stock, $.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

MAGNITUDE INFORMATION SYSTEMS, INC.

CONTENTS

PART I. Page

PART II.

Item 5. Market for Registrant's Common Equity and

Related Shareholder Matters ......................................................... 12

Item 6. Management's' Discussion and Analysis of

Financial Condition and Results of Operations ............................. 14

Item 7. Financial Statements and Supplementary Data ............................. 17

Item 8. Changes in and Disagreements with Accountants

on Accounting and Financial Disclosure ...................................... 17

PART III.

Item 9. Directors and Executive Officers of the Registrant ....................... 18

Item 10. Executive Compensation ................................................................ 20

Item 11. Security Ownership of Certain Beneficial Owners

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

The Company's primary product is an integrated suite of proprietary software modules marketed under the name ErgoManager™ which are designed to help individual computer users and businesses increase productivity and reduce the risk of potentially preventable repetitive stress injury (RSI). These software modules can be applied individually or together in a comprehensive ergonomic and early intervention program that seeks to modify a user's behavior by monitoring computer usage patterns over time and warning the user when to break a dangerous trend in repetitive usage of an input device, such as a keyboard or mouse. The product was developed to train people working on computers, monitor computer-use related activities and evaluate a user's risk exposure and propensity towards injury or loss of effectiveness in connection with his/her day-to-day work. Moreover, the software enables a company to not only address the issue of health risks involving employees and to minimize resulting potential liabilities, but delivers a powerful tool to increase overall productivity.

Background

On June 24, 1997, the Company, extended a stock exchange offer to the shareholders of Proformix, Inc., a Delaware corporation and manufacturer of ergonomic keyboarding systems. Proformix, Inc. in November 1998 changed its name to Magnitude, Inc. and is now referred to as such At the time of this submission, holders of 99.4% of Magnitude, Inc. common stock have tendered their shares. The business combination which took the form of a reverse acquisition has been accounted for as a purchase. As a result, the Company and Magnitude, Inc. remain as two separate legal entities whereby Magnitude, Inc. operates as a subsidiary of Magnitude Information Systems, Inc.. The operations of the newly combined entity are currently comprised solely of the operations of Magnitude, Inc.

On February 2, 1998, the Company entered into an Agreement and Plan of Merger with Rolina Corporation, a privately held New Jersey software developing firm, and on April 30, 1998, into an Asset Purchase Agreement with Vanity Software Publishing Co., a Canadian developer of specialized software, whereby the Company, in return for payments in form of cash and equity, acquired the rights to certain software products and related assets, with such software products subsequently forming the basis for the further development of the Company's proprietary ErgoManager™ software system. On November 18, 1998, the Company sold Magnitude, Inc.'s hardware product line comprised of the ergonomic keyboard platform products and accessories, all related inventory and production tooling and warehousing assets, and all intellectual property rights including the Proformix name, to a Canadian company.

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

As of December 31, 2001, there were outstanding 25,711,403 Common Shares, 1 Cumulative Preferred Share, and 214,857 Convertible Preferred Shares.

Narrative Description of Business

Magnitude Information Systems, Inc. is a pioneer in the Ergonomic Productivity Software (EPS) market. With ErgoManager™ , an interactive suite of Windows™ software products, Magnitude has developed and delivered the first integrated systems approach to computer ergonomics. The Company's patented proprietary software products provide business and government employers with a complete system for the evaluation and management of ergonomic and productivity risk factors with respect to the use of computers in the office environment. ErgoManager™ is designed to help employers minimize preventable Repetitive Stress Injuries ("RSI") and enhance productivity through:

  Real-time monitoring of keyboarding activities to ensure proper posture and work pacing.
  Pro-active dialogue with at-risk employees, including surveys and training in the best practices for wellness and productivity.
  Strategic profiling and the management of computer use throughout an organization to employ best practices and to measure health, safety, and performance results.
  Computer workstation assessment tools.

. We have received a patent from the U.S. Patent and Trademark Office relative to certain core inventions within the ErgoManager™ system and we have applied for several more patents for our products.

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

Repetitive stress injury (RSI) is a classification of diseases caused by the excessive use of joints. It is a sub-classification of Cumulative Trauma Disorders (CTDs). RSI accounts for a large portion of work-related illnesses, and the incidence of RSI is expected to grow as the number of people operating keyboards increases. The impact of RSI is measured not only in the pain and suffering of its victims, but also in time lost from work, and medical costs. The Company's software products are designed to help businesses deal with potentially preventable repetitive stress injuries, by real-time monitoring of keyboarding activities, pro-active dialog with at-risk employees, and strategic profiling and management of computer use throughout an organization.

A new study released in January 2001 by the National Academy of Sciences, originally commissioned by Congress and produced by the National Research Council, finds that work-related back, hand and wrist injuries affect about 1 million U.S. workers every year. The total cost of the resultant disorders is between $45 billion and $54 billion in compensation, lost wages and lower productivity. Increased awareness of the health risks and associated costs led the State of California several years ago implemented an ergonomic regulation which directs qualifying employers to establish and maintain a program designed to minimize RSI's. Such program shall include work-site evaluation, control of the exposures that have caused RSI's, and training of employees. State agencies and employers in California face fines of up to $25,000 per incident for violating these regulations. The State of Washington adopted similar regulations in 2000, and other states have indicated a willingness to follow suit.. The Company believes that the growing recognition of these trends will give rise to a rapidly expanding market for the Company's products.

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

The Company operates primarily in the United States of America, however, has introduced French and Portuguese language versions of its software products for the European and Brazilian markets, and will shortly introduce a German language version for certain other European markets. The Company has not yet derived any material revenues from the licensing or sale of its software products in foreign markets.

Products, Trademarks

The Company's current primary product is a suite of nine proprietary software modules marketed under the name ErgoManager™ which are designed to help individual computer users and businesses deal with potentially preventable repetitive stress injury (RSI). The nine software modules can be applied individually or together in a comprehensive ergonomic and early intervention program that seeks to modify a user's behavior by monitoring computer usage patterns over time and warning the user when to break a dangerous trend in repetitive usage of an input device, such as a keyboard or mouse. The product was developed to train people working on computers, monitor computer-use related activities and evaluate a user's risk exposure and propensity towards injury or loss of effectiveness in connection with his/her day-to-day work. Moreover, the package enables a company to not only address the issue of health risks involving employees and to minimize resulting potential liabilities, but delivers a powerful tool to increase overall productivity.

The system is highly customizable for management, staff and employees. All components operate on any PC or workstation running the Microsoft Windows operating system. ErgoManager™ is the first suite of software solutions that combines ergonomic remediation and productivity enhancement tools. Its nine component modules are described as follows:

ErgoTutor™ delivers a complete office ergonomics training course directly to employees at their desktop, and provides employees with clear initial awareness training as well as follow-up training for reinforcement of previously learned materials.

ErgoSURE™ is a postural assessment tool designed to allow the evaluation of employee posture while working at computers. It is an electronic version of the internationally accepted RULA (Rapid Upper Limb Assessment) system. This system, developed at the University of Nottingham's Institute for Occupational Ergonomics in the U.K., allows users to survey a broad range of computer-related work activities involving repetitive motions, allowing the user to detect - and remedy - hazardous situations and conditions.

ErgoSurveyor™ is used to gather usage information from employee populations. Customized, professional quality surveys are designed to corporate specifications and gather important information that may be used to plan ergonomic and corporate business strategies. Responses to risk assessment surveys are gathered and compiled into a database that may be used to create comprehensive, customized reports.

UserNotes™ is an early reporting and "Rapid Response" Intervention tool designed to give employees a way to communicate discomfort to designated staff, allowing issues to be addressed earlier - at a lower cost and a higher likelihood of success. UserNotes is consistently available to everyone in the organization at the workstation or notebook with or without Internet access.

ErgoSentry® measures rest against work in real time, tracking keyboard and mouse activity independently. ErgoSentry's patented algorithms, designed for prevention and control of RSI risk factors, monitor computer usage patterns over time and alert the user when to take micro-breaks, avoiding high-risk trends in keyboard or mouse usage through a unique and patented empowering feedback mechanism. Users are alerted to take these micro-breaks only(!) when risk exposure exceeds configured limits.

EMSAnalyzer™ is designed to measure, analyze and manage all aspects of day-to-day computer use. Raw actual data of normal, everyday use are gathered through ErgoSentry® and accumulated for standard and customized reports that track, analyze and qualify how employees are using their computer stations.

Guardian™ captures metrics on the frequency of keystroking and mousing during each minute throughout the day, and optionally tracks which applications and files users access.

ErgoQuiz™ is an electronic testing system used to assess ergonomic awareness and educate employees.

ErgoMap™ offers employees state of the art ergonomic training at the desktop.

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

Patents and New Products

ErgoSentry - Patent Granted:

In May 2000 the U.S. Patent and Trademark Office awarded the Company a patent which covers various innovations including a proven approach that helps computer users manage their activity to improve productivity and reduce the risk of repetitive motion injuries.

ErgoPal Introduced, Patent Pending:

New patent-pending ErgoPal software is a work pacing tool that helps users mitigate health risks and improve their productivity by gently alerting them to increases in stress and fatigue which are occurring before they realize it.

Studies Involving ErgoManager™

Magnitude has conducted productivity studies using ErgoManager™ at various client and prospect sites.

In July 1999, Cornell University released a study entitled "Effects of Ergonomic Management Software on Employee Performance," a field experimental test of the effects of ErgoManager on computer work activity. Professor Alan Hedge tested the effects of using Magnitude's ergonomic work pacing software to monitor keyboard and mouse activity, and to provide computer users with information on appropriate, discretionary rest breaks. The software also provided information on stretching exercises, appropriate postures, and appropriate workstation adjustments. The Wall Street office of a nationwide insurance brokerage firm was chosen as the test site for this study.

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

One client, the California State Compensation Insurance Fund, conducted a survey using ErgoManager in a pilot program from January 2000 -June 2000. The significant results of the study included:

  A 50% reduction rate in the total number of Musculoskeletal Disorder (MSD) Claims.

  A reduction in OSHA reported injury rates from 20% to 80%.

  The actual workers- compensation savings in the pilot program was $120,000.

  State Fund's projected annual workers- compensation cost savings was approximately $780,000.

  There was a total participation of employees in Pilot Program

  Employees postponed micro-breaks a maximum of nine minutes.

  There was 100% employee satisfaction while using ErgoManager.

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

The EAB focuses on strategic issues, such as:

  What product functions, components, and interfaces should Magnitude's products possess?

  What markets should Magnitude target?

  What kinds of ergonomics measures and methods should be provided or recommended?

  What kinds of ergonomics analyses may companies do with their collected datasets?

  What kinds of research studies should Magnitude consider?

  How will Magnitude's products fit with current and proposed ergonomics regulations?

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

  Professor Rob Henning, Ph.D., CPE

Expertise in rest-break and human performance issues.

  Mr. Mark Carleson

Consultant and Former Deputy Director and Chief of Enforcement of Cal/OSHA

from 1990-1999.

  Dr. Inger Williams, Ph.D.

Consultant on school ergonomic issues.

  Dr. Chris Grant, Ph.D., CPE

Expertise in office ergonomics and Ergonet.

Members of the EAB do not endorse specific Magnitude products, but do agree to have their names and brief biographies on Magnitude's Website and included in press releases about the role and activities of the EAB.

Business Strategy

The most important prospective customers for the Company's products are large and medium companies, organizations, and governmental departments and agencies that have a relatively large staff working in computer-related functions. These entities not only are more cognizant of the health risks and negative effect on productivity associated with many of the traditional tools of the computerized workplace and therefore tend to be more receptive to new remedial solutions and alternatives based on the science of Ergonomics, but also have a significant exposure in terms of legal liabilities if they fail to act addressing these potential risks. On an on-going basis, the increasing cost of workers compensation insurance creates a growing incentive to deal with the underlying causes.

With its new proprietary ergonomic software the Company offers a comprehensive and effective tool for corporate clients to address the three major issues involved: (a) employee wellness, (b) cost containment and productivity enhancement, and (c) potential legal liabilities. While certain portions of the ErgoManager™ software suite have been previously marketed as individual modules, the release to the market, in November 1998, of an overall integrated solution in form of the ErgoManager™ system constituted a novel approach.

Since that time, the product has been installed by a rapidly growing number of corporate and institutional clients. Typically, in view of the new-ness of product and market, such client initially purchases a license for a "pilot version" of the software, functionally complete but limited to a smaller number of users. After undergoing a process of familiarization and evaluation the client is expected to upgrade to the intended ultimate number of users which, by definition, should encompass all personnel exposed to the above described risks. Many tests and evaluations by third parties have confirmed to the Company's satisfaction that its product is mature, stable, and effective. It is with a high degree of confidence, therefore, that the Company expects many of the ongoing trial installations to lead to larger enterprise orders and, thereby, to the targeted revenue stream. The key to economic success lies in a comprehensive marketing approach that carries the Company's message to the largest possible number of prospective clients. Since its own financial resources are limited, the Company embarked on a strategy to seek marketing partnerships with entities and individuals in the risk management industry, among them agreements with AON Ergonomic Services, a division of AON, one of the largest insurance services companies in the world, and Andersen Consulting LLP. Such agreements are of special significance because they will introduce the Company to a potentially large audience of key corporate clients.

The Company intends to continue developing strategic marketing relationships with leading business consultants, to broaden its distribution channels to include tiered marketing arrangements, and to strengthen its direct sales force and support organization, thereby focusing on a marketing approach which emphasizes the advantages that accrue to a business from the unique combination of risk management and productivity enhancement tools provided by ErgoManager™ ..

Research and Development

The Company has invested considerable resources in the further development of the overall ErgoManager™ system and the integration of certain software assets acquired pursuant to the agreements with Rolina Corporation and Vanity Software Publishing Corporation (see "Narrative Description of Business"), and in further enhancements to the products. Also during this time, a complete set of new and necessary documentation and marketing collateral was created. In late summer, the first official version of ErgoManager™ , Version 1.78, was released, followed in October 1998 by Version 2.12., and in April 1999 by Version 3.05. The Company is currently shipping Version 4.0 which was released in July 2000.

The Company has expensed all expenditures related to the above efforts. Such expenses totaled approximately $139,000 for the year ended December 31, 2001, and $209,00 for the year ended December 31, 2000.

Competition

The market addressed by the Company's software products is presently served by a number of smaller software companies, none of which occupies a dominant position. For the most, these competitors market software products that address only one or a few of the task complexes covered by the Company's products, without thereby offering a comparable breadth of function and integration in such areas as work-site evaluation, employee training and work pacing.

The Company is not aware of any products that compete - in terms of breadth of functionality - with the integrated software product suite that is marketed by the Company under the trade name ErgoManager™ .. While the Company believes that it currently has a strategic competitive advantage in ergonomic software, especially with regard to its patented algorithms underlying the product, there can be no assurance that competitors will not attempt to copy the Company's products or develop and successfully license similar products, to the Company's detriment.

Seasonality and Dependency

The industry segment in which the Company does business is not seasonal. The Company's past revenues relate primarily to smaller orders for pilot projects and field tests, and a limited number of individual larger orders where successfully completed pilot projects led to departmental or enterprise-wide deployment. Since typically there is no repeat business involving larger amounts there also exists no dependency on a specific customer or group of customers, however, the Company's future success is dependent upon its ability to increase the frequency where initial pilot projects convert to larger contracts, as corporate clients introduce the Company's software products across the entire spectrum of computer workplaces throughout their company or certain divisions. The relative major impact of individual larger orders the receipt or timing of which cannot be predicted with any degree of accuracy creates a significant measure of volatility that adds a degree of uncertainty in all current planning and forecasting. There can be no assurance that the Company will generate enough revenues during the coming periods, in a timely manner and sufficient in scope, to finance and support the Company's planned future growth as expected by management.

Employees

As of December 31, 2001, the Company employed 12 persons, of whom four were primarily engaged in research and development and software support activities, four were primarily engaged in sales and marketing, and four in general administrative and managerial functions. The Company has no collective bargaining agreements with its employees.

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

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

SHAREHOLDER MATTERS

(a) Market Information

The Company's common stock currently trades on the Electronic Bulletin Board of the OTC market, under the symbol MAGY. The following table sets forth, for the calendar quarters indicated, and for the last two years, the high and low quotations of the Company's common stock. The quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not represent actual transactions.

OTC-BB

High/Ask Low/Bid

2000

First Quarter . $ 4.75 $ 0.42

Second Quarter .. 2.88 0.95

Third Quarter ..................... 1.44 0.72

Fourth Quarter ................... 0.97 0.63

2001

First Quarter .. $ 1.16 $ 0.38

Second Quarter .. 0.62 0.27

Third Quarter ..................... 0.54 0.22

Fourth Quarter ................... 0.30 0.12

(b) Shareholders

As of March 28, 2002, there were approximately 235 shareholders of record for the Company's Common Stock. The number of record holders does not include shareholders whose securities are held in street names.

(c) Dividends

The Company has not declared or paid, nor has it any present intention to pay, cash dividends on its Common Stock. The Company is obliged, under certain circumstances, to pay cash dividends on its outstanding Cumulative Preferred and Convertible Preferred Stock. At December 31, 2001, the Company was in arrears on the payment of certain dividends on its Series A, B, C, and D Senior Convertible Preferred Stock. Such arrears totaled approximately $160,000.

Recent Issues of Unregistered Securities

During the fourth quarter of 2001 the Company had issued the following unregistered securities:

(i) 220,000 shares of common stock accompanied by warrants for the purchase of 110,000 shares of common stock at a price of $0.50 per share, to three accredited investors pursuant to private placement subscriptions under Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act, which resulted in the receipt by the Company of $49,500 in cash;

(ii) Warrants for the purchase of 600,000 shares of common stock at various prices averaging $1.13 per share to a consultant and his assignees for services rendered.

In addition, during the fourth quarter of 2001 and the first quarter of 2002 through March 26, 2002, the board of directors of the Company approved resolutions affecting previously issued or to be issued securities, as follows:

(i) During a meeting on October 16, 2001, the board approved a downward adjustment of the exercise price of previously issued warrants for the purchase of common stock, to $0.25 per share, for an aggregate of up to $500,000 in proceeds from the exercise of such restated warrants;

(ii) During a meeting on December 26, 2001, the board approved a downward adjustment of the exercise price of warrants for the purchase of common stock previously issued to accredited private investors, to $0.10 per share, for an aggregate of up to $1,000,000 in proceeds from the exercise of such restated warrants;

(iii) During a meeting on January 3, 2002, the board approved the placement of common stock with accredited private investors pursuant to private placement subscriptions under Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act, at a price of $0.10 per share for an aggregate of up to $1,000,000 in proceeds.

Amendment to Registration Statement on Form SB-2

On August 20, 2001, the Company filed a Post-Effective Amendment No.3 to Form SB-2 registration statement previously filed with the Securities and Exchange Commission in 2000, changing the number of common shares previously registered on behalf of certain selling shareholders from 19,467,160 to 17,027,568 shares. The Amendment was declared effective on September 19, 2001. The Company did not receive any proceeds from the sale of any of the registered securities.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-KSB and Form 10-QSB and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company's products, current dependence on the willingness of investors to continue to fund operations of the Company and other risks and uncertainties identified in the Company's reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2001 and 2000 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

The financial data are those of Magnitude Information Systems, Inc. including the operations of Magnitude, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

SELECTED FINANCIAL DATA

Balance Sheet December 31,

2001

Total assets ........................................ $ 1,632,961

Current liabilities ............................... 1,580,266

Long-term debt .................................. 274,890

Working capital ................................ (1,093,665)

Shareholders- equity ........................ $ (222,195)

Statement of Operations For The Year Ended December 31,

2001 2000 .

Total revenues ................................... $ 609,214 $ 646,635

Operating income (loss) .................... (3,096,648) (3,546,457)

Net (loss) ............................................ (3,055,036) (3,515,473)

Net (loss) after dividends

On Preferred Shares........................... (3,244,389) (3,716,527)

Net loss per common share ................ $ (0.15) $ (0.25)

Number of shares used in computing

per share data .................................... 21,466,050 14,793,682

Summary

Fiscal Year 2001 was a challenging year for the Company. A persistent shortage of cash - the result of slower than expected revenue growth coupled with an inability to attract sufficiently large amounts of new working capital on terms acceptable to the Company - hampered efforts to implement a successful marketing program and delayed a restructuring of the sales organization to make it more effective in executing changes sought by management in response to the sales results of this year. During the year, much of management's time and efforts were dedicated to raising capital. At the same time, most available resources were focused on gaining access to a small number of potential key clients who management believes are crucial in creating the visibility and establishing the credibility that are needed to attract a larger audience for the Company's products which are new and address a new and rapidly evolving market. This highly selective marketing approach, partially dictated by a scarcity of personnel and financial resources, responded to what management perceives to be the most pressing need, a number of visible and substantial transactions that constitutes a "break-through", however, came at the price of somewhat neglecting other potentially promising marketing channels. As the year progressed, the requirement for broadening the Company's marketing approach became more obvious, and management's efforts towards a solution and affirmative action finally culminated in the hiring, in February 2002, of a senior marketing executive with the necessary track record and credentials. Simultaneously, the Company is concentrating its efforts in the financing area on exploring alternatives for a larger financial transaction that would supply the necessary capital to support the new marketing programs and, subsequently, free available management resources towards the task of growing the business.

Results of Operations for the Year Ended December 31, 2001

For the year ended December 31, 2001, the Company had revenues of $609,214, slightly less than the $646,635 achieved in 2000. The 2001 figure does not include a major $175,000 contract with a new overseas distributor that was signed in 2001 but will be consumed only during 2002 and 2003. A major portion of the 2001 revenues was attributable to one account, a U.S reseller organization that specializes in ergonomic products and related problem solutions, which client accounted for approximately 38% of total revenues.

Gross profits amounted to $449,948 for a 73.9% gross margin. Gross profits are burdened with a fixed charge for amortization of software investments. Software assets underlying the Company's products are being amortized on a straight line over 10 years, resulting in a level charge of approximately $12,000 per month to cost-of-goods-sold. Owing to the fact that variable cost-of-goods-sold expenses are in the vicinity of only 5%, the gross margins will increase further with larger revenues, as the portion of fixed expenses decreases relatively. After deducting selling -, research -, and general and administrative expenses of $3,546,596 which decreased by 10% from the $4,030,373 recorded in 2000, the Company realized an operating loss of $3,096,648, compared to an operating loss of $3,546,596 in 2000. Non-operating income and expenses of $51,849 included $80,772 net interest expense and $28,923 in non-recurring income consisting of an extraordinary credit for dissolution of certain prior year accruals. The Company also realized an extraordinary gain of $93,461 from the sale of net loss carry-forward tax credits pursuant to New Jersey Emerging Technology and Biotechnology Financial Assistance Act. The year concluded with a net loss of $3,055,036. After accounting for dividend accruals on outstanding preferred stock which totaled $189,353, the net loss applicable to common shareholders was $3,244,389 or $0.15 per share, compared to a loss of $3,716,527 or $0.25 per share for the previous year.

The decrease in operating expenses is primarily the result of lesser expenditures for certain marketing programs and of efforts to curtail general and administrative expenses across the board. Certain expense categories, however, experienced increases, such as non-sales related travel expenses and other expenditures associated with financing and other corporate undertakings. Management is committed to review the merit of all activities with respect to cost/benefit relations on an on-going basis and exercise due diligence in day-to-day operations with the goal of reducing all non-critical expenditures. Nevertheless, the Company's operating budget for the year 2002 foresees larger expenditures in the sales and marketing areas for certain new marketing initiatives and a planned enlargement of the sales organization. Such increases are expected to be front-end investments for a significant growth in revenues.

Liquidity and Capital Resources

As explained in more detail below, during 2001 management continued its efforts to find new equity capital for financing the Company's ongoing operations. Such efforts were successful in attracting approximately $2.0 million in new equity funding in the form of cash, as well as converting approximately $130,000 debt into equity.

At December 31, 2001, the deficit in working capital amounted to $1,093,665 as compared to a nominally positive balance of $24,302 at December 31, 2000. Stockholders- equity showed an impairment of $222,195 at the end of the year, compared to a surplus of $769,533 at the beginning of the year. The decrease is the direct result of the shortfall in new equity placements vis-à-vis the operating loss for the year. The new equity placements were consummated by issuance of common stock and convertible preferred stock, the latter carrying a 7% annual cumulative dividend, to accredited private investors in the U.S. and overseas. Approximately half of the investments were in the form of "unit" purchases, comprised of the before mentioned classes of stock and warrants for the purchase of common stock. Details of such transactions can be found in the "Changes and Issuance of Securities" sections in the Company's reports on Form 10-QSB during the year, as well as in the pertinent section of this report. The Company is currently filing an amendment to a previously filed registration statement on Form SB-2 which amendment includes the common shares directly issued as well as the common shares underlying the convertible preferred stock and warrants issued in connection with these financing transactions.

At the time of this submission, the Company had no bank debt. At December 31, 2001 Its short-term liabilities, aside from trade payables and accruals, consisted of certain notes and loans aggregating approximately $340,000 of which $242,500 was owed to the chairman and chief executive officer of the Company in form of demand notes (see "Related Party Transactions"). All of the long-term debt of approximately $275,000 was likewise owed to the chairman and chief executive officer and evidences by a promissory note maturing in 2003.

During the first three months of 2002 and up to the time of this submission, more recent equity financing transactions have generated approximately $700,000 cash in the aggregate which was utilized to finance operations during that period. In addition, the Company has obtained commitments for approximately $750,000 in further funding, to be received in April 2002. In order to remedy the past liquidity constraints and address any "going-concern" issues, management is currently negotiating with several financing sources with the goal of obtaining commitments for substantial further investments in form of equity capital during the upcoming quarters in 2002. There can be no assurance, however, that these negotiations will lead to the desired outcome.

Outlook

The new marketing strategy that the Company pursues emphasizes a broad approach covering several sales and distribution channels simultaneously: strongly focused efforts towards direct sales to selected potential key accounts in specific industry segments, tie-ins with multi-level marketing operations, and increased use of distributors and area-exclusive resellers. Previous efforts were more or less restricted to a small number of potential clients, augmented by a larger number of trial- or pilot installations over a more broad-based target clientele, without specific focus. Management expects that the revised strategy which is currently being put into effect, will prove to be significantly more effective in supporting the Company's efforts of opening up the emerging market of ergonomic productivity software - a highly specialized but rapidly growing niche market. Management expects that the completed restructuring of the Sales and Marketing group, as well as the change of its focus, will not yet impact revenues during the first quarter of 2002; will, however, be followed by a marked increases in revenues in the following and subsequent quarters.

To implement this program two key resources are necessary: a highly experienced and professional sales force with particular experience in marketing enterprise-type solutions, and sufficient capital. Management has addressed the first item with the recent hiring of Mark A. Fuller as Senior Vice President Business Development whose premier mandate is the establishment of such sales force in addition to opening up additional distribution channels. The question of adequate capital remains unsettled at this time, however, as mentioned above, management expects to be able to successfully conclude on-going negotiations during the upcoming quarter.

.

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

PERSONS

The names of all directors and executive officers of the Company are as follows:

Name Position Term(s) of Office

Steven D. Rudnik Chief Executive Officer, Jan.8, 1999, until present

President, Director

Steven D. Rudnik Chairman of the Board Feb.11, 2000, until present

John C. Duncan President, Director Oct.11, 2000, until May 18, 2001

Joerg H. Klaube Sr. Vice President, Secretary, Jul.31, 1997, until present

Chief Financial Officer

Steven W. Jagels Sr. Vice President Feb 15, 1998, until present

Information Systems

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

Resumes:

Steven D. Rudnik , Age 42 - Chairman and Chief Executive Officer, President. Mr. Rudnik personally developed many of the copyrighted software products offered by Magnitude Information Systems. Mr. Rudnik co-founded Rolina Corporation in 1996. Prior to 1996, Mr. Rudnik had executive level positions in software product development and software company operations. In 1983, Mr. Rudnik joined Randall-Helms International, Inc. Over the next 13 years, he conceived and developed four independent families of stock market modeling software products aimed at the worldwide "large cap" institutional investor market. These product families generated over US$ 25 million in sales from more than 400 clients in 23 countries. Mr. Rudnik was Executive Vice President and Partner at Randall-Helms when it was sold in 1995.

Joerg H. Klaube , Age 60 - Chief Financial Officer, Senior Vice President. Joined Magnitude, Inc. in December 1994. From 1993 to 1994 he was Vice President Administration for Comar Technologies Inc., a computer retail firm, and from 1983 to 1993 Chief Financial Officer for Unitronix Corporation, a publicly traded software design and computer marketing firm. Prior to that, Mr.Klaube was employed for 16 years with Siemens Corp., the US subsidiary of Siemens AG, where he served most recently as Director of Business Administration for its Telecommunications Division. He graduated from the Banking School in Berlin, Germany, and holds an MBA degree from Rutgers University.

Steven W. Jagels, Age 42 - Senior Vice President Information Systems. Mr. Jagels joined Magnitude in February 1998. Mr. Jagels has 20 years of software development experience in such diverse disciplines as clinical laboratory analysis, stock market modeling, artificial intelligence, and retail business applications. Mr. Jagels also has experience in the software industry, including software management, project development, systems analysis, and training. Prior to his software career, Mr. Jagels had five years experience in biomedical engineering and management.

Joseph J. Tomasek, Age 55 - Director. Mr. Tomasek was appointed a director in February 2000. He has been engaged in the private practice of corporate and securities law in his own law firm for the last ten years. Mr. Tomasek was appointed to serve as general counsel for the Company in 1999. In addition to his work with the Company, Mr. Tomasek represents several other clients in the United States and Europe in corporate finance matters.

Steven L. Gray, Age 53 - Director. Mr. Gray was elected to serve on the Board on May 18, 2000. He is a resident of Venice, Florida. For the past 3-1/2 years, Mr. Gray has served as the President and is a shareholder of a private Florida corporation engaged in the retail distribution of nutritional products. This corporation has a customer base in nine countries. Prior to that time, Mr. Gray ran his own real estate development company, specializing in the design and construction of multi-family housing.

Ivano Angelastri, Age 39 - Director. Mr. Angelastri was elected to serve on the Board on May 18, 2000. He is a resident of Zurich, Switzerland. Mr. Angelastri has been active in portfolio management services for many years. Since January 24, 2001 he is the Managing Director of T&T Vermoegensverwaltungs AG, Zurich whose main business is portfolio management. Prior to his current position, Mr. Angelastri served as Managing Director of Megan Services where he also performed financial advisory and portfolio management services.

Other Significant Employees

B. Gregory Buscetto VP Sales Sep. 1, 1997, until Jan. 4, 2002

Subsequent Event

On February 15, 2002, Mark A. Fuller joined the Company as Senior Vice President Business Development, in charge of Sales and Marketing.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company is not subject to the reporting requirements of Section 16(a) of the Securities Exchange Act of 1934.

ITEM 10: EXECUTIVE COMPENSATION

The following table sets forth the cash compensation and executive capacities for the fiscal year ended December 31, 2001, for the chief executive officer and for each executive officer whose aggregate cash remuneration exceeded $100,000, for all executive officers as a group, and for certain other most highly compensated employees:

Restricted Securities

Name and Other Annual Stock Underlying

Principal Position Year Salary (1) Compensation Awards Options

Steven D. Rudnik 2001 $ 120,000 $ 14,050 - (2)

Chief Executive Officer, 2000 $ 122,185 $ 11,350 -

President 1999 $ 34,615 $ 9,529 $ 66,667 (3)

Joerg H. Klaube 2001 $ 120,000 $ 10,710 - (2)

Sr.Vice President, CFO 2000 $ 116,923 $ 3,960 -

1999 $ 100,025 $ 1,710 -

Steven W. Jagels 2001 $ 100,000 $ 9,000 - (2)

Sr.Vice President Inf. Systems 2000 $ 95,000 $ 2,250 -

1999 $ 80,000 - -

All executive officers

as a group (3 persons) 2001 $ 340,000 $ 33,760 (4) -

_______________________

  The value of other non-cash compensation, except for the items listed under (2), (4) and (5), that was extended to or paid for individuals named above did not exceed 10% of the aggregate cash compensation paid to such individual, or to all executive officers as a group.

  See table for "Stock Options" below.

  During 1999, the Board of Directors approved the issuance of 150,000 shares in lieu of $66,667 cash salary; this stock award was subsequently converted into stock options for the purchase of 225,000 shares at a price of $0.75 per share.

  Consists of unallocated expenses allowances and personal insurance premiums.

Stock Options :

The following table sets forth stock options granted during 2001 pursuant to the Company's 1997 Stock Option Plan and 2000 Stock Incentive Plan, to executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:

____________________________________________________________________________________

Number of Common % of Total Options

Shares Underlying Granted to Employees Exercise Expiration

Name Options Granted and Directors in FY Price ($/Sh.) Date .

I. Angelastri 112,500 4.3% 0.75 2/8/06

I. Angelastri 75,000 incl.in above 1.00 5/18/06

S. Gray 112,500 4.3% 0.75 2/8/06

S. Gray 75,000 incl.in above 1.00 5/18/06

S. Jagels 37,500 3.5% 0.75 1/25/06

S. Jagels 50,000 incl.in above 1.00 9/4/06

S. Jagels 31,250 incl.in above 0.75 6/30/06

S. Jagels 33,333 incl.in above 1.00 6/30/06

J. Klaube 37,500 2.3% 0.75 1/25/06

J. Klaube 31,250 incl.in above 0.75 6/30/06

J. Klaube 31,667 incl.in above 1.00 6/30/06

S. Rudnik 37,500 64.5% 0.75 11/25/06

S. Rudnik 225,000 incl.in above 0.75 2/8/06

S. Rudnik 31,250 incl.in above 0.75 6/30/06

S. Rudnik 29,167 incl.in above 1.00 6/30/06

J. Tomasek 112,500 4.3% 0.75 2/8/06

J. Tomasek 75,000 incl.in above 1.00 2/11/06

The following table sets forth stock options granted during 2001 outside of the Company's 1997 Stock Option Plan and 2000 Stock Incentive Plan to executive officers, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:

____________________________________________________________________________________

Number of Common % of Total Options

Shares Underlying Granted to Employees Exercise Expiration

Name Options Granted and Directors in FY Price ($/Sh.) Date .

S. Rudnik 2,500,000 incl.in above 0.50 7/27/11

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

Compensation of Directors:

The Company currently pays no outside directors- fees. Outside directors are awarded stock options for 40,000 shares each upon commencement of their office. In addition, the three incumbent outside directors have been awarded, in January 2001, stock options for 112,500 shares each, and in September 2001, stock options for 75,000 shares each, for services rendered during 2000 and 2001.

During 2001, one outside director of the Company who also serves as the Company's general and securities counsel, was paid an aggregate $108,600 for legal services.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The following table sets forth, as of March 1, 2002, the record and beneficial ownership of common stock of the Company by each executive officer and director, all executive officers and directors as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title Name and Address of Amount and Nature of Percent

of Class )* Beneficial Owner Beneficial Ownership (1) of Class

Common Ivano Angelastri 1,512,500 (2) 4.80%

Stock Steven L. Gray 2,062,729 (3) 6.58%

Steven W. Jagels 602,083 (4) 1.93%

Joerg H. Klaube 560,517 (5) 1.80%

Steven D. Rudnik 8, 074,595 (6) 21.53%

Joseph J. Tomasek 512,500 (7) 1.66%

Address of all persons above: c/o the Company.

All Directors and Executive Officers 13,324,924 33.18%

as a Group (6 persons)

Liechtensteinische Landesbank 4,323,040 (8) 13.29%

Zurich, Switzerland

Michael G. Martin 1,750,000 (9) 5.41%

12 Tillman Ct., Bridgewater, NJ

Schuerch Asset Management 1,767,144 (10) 5.59%

Tellstrasse 21, St.Gallen, Switzerland

)* The Company also has issued and outstanding as of March 28, 2002, 214,857 shares of its Senior Convertible Preferred Stock, with concentrations in excess of 10% for one or more of the holders of such stock, however, none of such shares bear any voting rights.

____________________________

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

  Includes options to acquire 512,500 shares and warrants for 400,000 shares.

  Includes options to acquire 262,500 shares.

  Represents options to acquire the same number of shares.

  Includes options to acquire 560,417 shares.

  Includes options to acquire 4,147,917 shares and conversion rights for 2,748,900 shares.

  Includes options to acquire 312,500 shares.

  Includes warrants for 1,911,520 shares.

  Represents options for 750,000 shares and preferred stock convertible into 1,000,000 shares.

  Includes options to acquire 250,000 shares and warrants for 744,500 shares.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 31, 2000, the Company and its President and Chief Executive Officer agreed to convert a current liability payable to him in the amount of $374,890 into a Company obligation, of which $100,000 was subsequently classified as due on demand with the remaining balance of $274,890 maturing July 1, 2002. On February 19, 2002, the maturity of the term portion of $274,890 was extended to July 2003, and the board of directors of the Company approved a change in the conversion option towards a rate of $0.10 per share.

In December 2001, a director of the Company exercised warrants for the purchase of 200,000 shares of the Company's common stock, at a price of $0.10 per share.

In January 2002, the Company and its President and Chief Executive Officer agreed to issue 1,100,000 restricted shares of common stock bearing piggy-back registration rights, in lieu of $110,000 cash remuneration representing salary payments due to that individual for the time February through December 2002.

During 2001, one outside director of the Company who also serves as the Company's general and securities counsel, was paid an aggregate $108,600 for legal services.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The Exhibits that are filed with this report or that are incorporated by reference are set forth in the Exhibit Index attached hereto.

(b) Reports on Form 8-K

- none -

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNITUDE INFORMATION SYSTEMS, INC.

By: __/s/ Steven D. Rudnik__________ Date: March 29, 2002

Steven D. Rudnik

President and Chief Executive Officer

(Principal Executive Officer),

Chairman of the Board

By: __/s/ Joerg H. Klaube___________ Date: March 29, 2002

Joerg H. Klaube

Secretary, Chief Financial Officer

(Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name Date

_/s/ Ivano Angelastri_________ March 29, 2002

Ivano Angelastri, Director

_/s/ Steven L. Gray_________ March 29, 2002

Steven L. Gray, Director

_/s/ Joseph J. Tomasek______ March 29, 2002

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

(23) Independent Auditors- Consent - attached to Exhibit A.

OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE

(a) The Company's Quarterly Reports on Form 10-QSB for the periods ended

March 31, 2001, June 30, 2001, and September 30, 2001.

(b) All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act since the Company's fiscal year ended December 31, 2000

Magnitude Information Systems, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2001

Magnitude Information Systems, Inc. and Subsidiaries

Index to the Consolidated Financial Statements

December 31, 2001

Page

Independent Auditors- Report 1

Financial Statements

Consolidated Balance Sheet 2

Consolidated Statements of Operations 3

Consolidated Statement of Stockholders Equity (Deficit) 4-5

Consolidated Statements of Cash Flows 6-7

Notes to the Consolidated Financial Statements 8-21

[letterhead of

Rosenberg Rich Baker Berman & Company

380 Foothill Road, Bridgewater, New Jersey]

Independent Auditors' Report

To the Board of Directors and Stockholders of

Magnitude Information Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Magnitude Information Systems, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders- equity (deficit), and cash flows for the two years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magnitude Information Systems, Inc. and Subsidiaries as of December 31, 2001 and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with generally accepted accounting principles.

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

/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey

March 27, 2002

Magnitude Information Systems, Inc. and Subsidiaries

Consolidated Balance Sheet

December 31, 2001
Assets
Current Assets
Cash	$15,229
Accounts receivable, net of allowance for doubtful accounts of $12,023	383,150
Miscellaneous receivables	47,669
Prepaid expenses	40,553
Total Current Assets	486,601
Property, plant and equipment, net of accumulated depreciation of $215,521	65,116
Software, net of accumulated amortization of $573,500	933,790
Long-term receivables	125,625
Deposits	21,829
Total Assets	1,632,961
Liabilities and Stockholders- Equity (Impairment)
Current Liabilities
Accounts payable and accrued expenses	772,327
Deferred revenues	235,920
Deferred rental obligation	5,145
Dividends payable	182,378
Loans payable	217,500
Notes payable	125,000
Current maturities of long-term debt	33,529
Current maturities of capitalized lease obligations	8,467
Total Current Liabilities	1,580,266
Long term debt, less current portion	274,890
Total Liabilities	1,855,156
Stockholders- Equity (Impairment)
Preferred Stock, $.001 par value, non-voting, 3,000,000 shares authorized; 214,858 shares issued and outstanding	215
Common stock, $.0001 par value, 100,000,000 shares authorized; 25,711,403 shares issued and outstanding	2,571
Additional paid in capital	18,033,948
Accumulated deficit	(18,258,929)
Total Stockholders- Equity (Impairment)	(222,195)
Total Liabilities and Stockholders- Equity (Impairment)	$1,632,961

See notes to the consolidated financial statements.

Magnitude Information Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2001	2000

Net Sales
Hardware Products	$-	$600
Software	609,214	646,035
Total Net Sales	609,214	646,635

Cost of Good Sold
Hardware Products	521	600
Software	158,745	162,119
Total Cost of Goods Sold	159,266	162,719
Gross Profit	449,948	483,916
Research and development costs	13,561	77,334
Selling, general and administrative expenses	3,533,035	3,953,039
(Loss) From Operations	(3,096,648)	(3,546,457)
Other Income (Expense)
Miscellaneous income	28,923	84,192
Interest income	103	16,528
Interest expense	(80,875)	(176,337)
Loss on disposition of assets	-	(5,075)
Total Other (Expense)	(51,849)	(80,692)
(Loss) Before Provision for Income Taxes	(3,148,497)	(3,627,149)
Benefit from Income Taxes	93,461	111,676
Net (Loss)	$(3,055,036)	$(3,515,473)
Dividends on Preferred Shares	$(189,353)	$(201,054)
Net (Loss) Applicable to Common Shareholders	$(3,244,389)	$(3,716,527)
Net (Loss) Per Common Share	$(0.15)	$(0.25)
Weighted Average of Common Shares Outstanding	21,466,050	14,793,682

See notes to the consolidated financial statements.

Magnitude Information Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders- Equity (Deficit)

Years Ended December 31, 2000 and 1999

	Convertible Preferred Shares		Cumulative Preferred Shares		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2000	-	$-	10	$-	10,340,261	$1,034	$9,016,034	$(11,298,013)	$(2,280,945)
Issuance of common stock granted for services performed	-	-	-	-	107,828	11	58,147	-	58,158
Issuance of common stock pursuant to stock option exercise	-	-	-	-	100,000	10	99,990	-	100,000
Issuances of common stock for conversion of loans	-	-	-	-	3,298,702	330	1,887,383	-	1,887,713
Issuances of common stock pursuant to registration penalty clause	-	-	-	-	160,000	16	(16)	-	-
Cancellation of previously issued common stock pursuant to put option agreement in exchange for note	-	-	-	-	(155,556)	(15)	15	-	-
Exchange of the Company's common stock, one common share for 3.4676 common shares of Magnitude, Inc.	-	-	-	-	11,535	1	(1)	-	-
Issuance of common stock pursuant to private equity placements	-	-	-	-	900,000	90	449,910	-	450,000
Conversion of previously issued cumulative preferred shares and note into common and convertible preferred shares pursuant to resignation agreement	100,000	100	(9)	-	700,000	70	350,890	-	351,060
Issuance of common stock pursuant to warrant exercise	-	-	-	-	200,000	20	99,980	-	100,000
Issuance of common stock to employee for compensation	-	-	-	-	16,854	2	3,655	-	3,657
Issuance of common stock in connection with hiring bonus to officer	-	-	-	-	100,000	10	24,210	-	24,220
Issuance of convertible preferred stock pursuant to private equity placements	395,037	395	-	-	-	-	3,233,404	-	3,233,799
Issuance of convertible preferred stock for conversion of loans	29,300	29	-	-	-	-	146,471	-	146,500
Issuance of common stock for conversion of loan and accrued interest	-	-	-	-	617,616	62	459,938	-	460,000
Issuance of common stock pursuant to the Cornell Ergonomics, Inc. Acquisition Agreement	-	-	-	-	54,000	5	23,745	-	23,750
Issuance of common stock pursuant to the Internet Ergonomics Corp. Acquisition Agreement	-	-	-	-	64,000	5	28,143	-	28,148
Issuance of common stock granted for private placement finders fee	-	-	-	-	10,000	1	(1)	-	-
Net loss, year ended December 31, 2000	-	-	-	-	-	-	-	(3,515,473)	(3,515,473)
Dividends on convertible preferred stock	-	-	-	-	-	-	-	(201,054)	(201,054)
	-	-	-	-	-	-	-	-	-
Balances, December 31, 2000	524,337	$524	1	$-	16,525,240	$1,652	$15,881,897	(15,014,540)	$869,533

See notes to the consolidated financial statements.

Magnitude Information Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders- Equity (Deficit)

Years Ended December 31, 2001 and 2000

	Convertible Preferred Shares		Cumulative Preferred Shares		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total Stockholders Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2001	524,337	$524	1	$-	16,525,240	$1,652	$15,881,897	$(15,014,540)	$869,533
Issuance of convertible preferred stock pursuant to private equity placement	16,112	16	-	-	-	-	144,988	-	145,004
Conversion of convertible preferred stock into common stock	(325,592	(325)	-	-	3,255,920	325	-	-	-
Issuances of common stock for accrued dividends	-	-	-	-	74,930	8	37,457	-	37,465
Issuances of common stock for accrued interest	-	-	-	-	17,736	2	8,866	-	8,868
Issuances of common stock pursuant to conversion of debt	-	-	-	-	85,333	9	39,991	-	40,000
Issuances of common stock pursuant to exercise of options	-	-	-	-	200,000	20	49,980	-	50,000
Issuance of common stock pursuant to exercise of warrants	-	-	-	-	1,517,500	152	330,282	-	330,434
Issuance of common stock pursuant to private equity placements	-	-	-	-	3,662,611	366	1,429,024	-	1,429,390
Issuance of common stock granted for private placement finders- fees	-	-	-	-	52,230	5	(5)	-	-
Issuance of common stock pursuant to conversion of accounts payable	-	-	-	-	226,817	23	78,769	-	78,792
Issuance of common stock for services performed	-	-	-	-	93,086	9	32,699	-	32,708

Net loss, year ended December 31, 2001	-	-	-	-	-	-	-	(3,035,036)	(3,055,036)
Dividends on convertible preferred stock	-	-	-	-	-	-	-	(189,353)	(189,353)

Balances, December 31, 2001	214,857	$215	1	$-	25,711,403	$2,571	$18,033,948	(18,258,929)	$(222,195)

See notes to the consolidated financial statements.

Magnitude Information Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
	Year Ended December 31,
	2001	2000
Cash Flows From Operating Activities
Net Income (Loss)	$(3,055,036)	$(3,515,473)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operations
Depreciation and amortization	203,848	200,564
Common stock issued for various expenses	32,708	119,000
New debt issued for interest expenses	-	32,318
Loss on disposition of assets	-	5,075
Bad debt provision (recovery)	(35,821)	41,328
Forgiveness of debt	(28,923)	(76,328)
Inventory writeoff	-	6,170
Decreases (Increases) in Assets
Accounts receivable	(113,751)	(341,807)
Miscellaneous receivables	10,795	4,432
Inventories	-	215
Deferred tax asset	122,044	79,426
Prepaid expenses	315,764	35,064
Other assets	2,600	(21,970)
Increases (Decreases) in Liabilities
Accounts payable and accrued expenses	346,797	79,157
Deferred revenue	207,522	28,398
Deferred rental obligation	5,145	-
Net Cash Provided by (Used) by Operating Activities	(1,986,308)	(3,324,431)
Cash Flows From (Used) by Investing Activities
Purchases of equipment, fixtures, and software	(945)	(62,691)
Sales of property and equipment	-	750
Loans made	-	(55,000)
Collections of loans	-	500
Net Cash (Used) by Investing Activities	(945)	(116,441)
Cash Flows From (Used) by Financing Activities
Repayment of note payable	(40,000)	(498,250)
Repayment of capital lease obligations	(5,091)	(6,385)
Proceeds from loans payable	107,500	125,000
Repayment of loans payable	-	(156,284)
Proceeds from officer loans	8,231	-
Dividends paid	(14,003)	(118,876)
Proceeds from issuance of common and preferred stock	1,908,144	3,883,799
Net Cash Provided by Financing Activities	1,964,781	3,229,004
Net (decrease) in Cash	(22,472)	(211,868)
Cash at beginning of period	37,701	249,569
Cash at end of period	$15,229	$37,701
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$26,836	$139,624
Taxes Paid	$5,521	$2,582

See notes to the consolidated financial statements

Magnitude Information Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
	Year Ended December 31,
	2001	2000
Schedule of non-cash investing and financing activities
In exchange for accrued dividends on preferred stock, 74,930 common shares were issued	$37,465
In exchange for accrued interest in a promissory note, 17,736 common shares were issued	$8,868
In connection with the retirement of a portion of a promissory note, 85,333 common shares were issued	$40,000
In connection with the exercise of warrants against accrued dividends on preferred shares, 250,000 common shares were issued	$46,684
In connection with the issuance of common stock, 226,817 common shares were issued as consideration for past services	$78,792
In connection with the issuance of common stock, 93,086 shares were issued as consideration for current year services	$32,708
In connection with the retirement of the balance of $162,462 remaining on a $200,000 promissory note, 324,926 common shares were issued		$162,462
In connection with the Rolina Corporation merger agreement, an accrued contingent liability agreement was converted to long-term debt and 155,556 previously issued common shares were cancelled		$374,890
In connection with the issuance of common stock, 174,632 common shares were issued for current services		$74,269
In connection with the retirement of a $351,060 loan and conversion of 9 cumulative preferred shares pursuant to a resignation agreement, 100,000 new convertible preferred shares and 700,000 common shares were issued		$351,060
In connection with the Cornell Ergonomics, Inc. and Internet Technologies, Corp. acquisitions, 118,000 common shares were issued		$51,900
In connection with the issuance of common stock, 35,605 shares were issued as consideration for past services		$11,765
In connection with the retirement of a $400,000 promissory note and accrued interest of $260,000 thereon, 617,616 common shares were issued and a $200,000 short-term installment obligation was issued		$660,000
In connection with the retirement of a $59,735 loan, 120,000 common shares were issued		$59,735
In connection with the retirement of $1,111,750 promissory notes, 653,776 common shares and 29,300 Series A Senior convertible preferred shares were issued		$1,111,750
In connection with the retirement of $1,028,000 promissory notes, 2,200,000 common shares were issued		$1,028,000

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

Magnitude Information Systems, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Amortization

Software assets are capitalized at the fair value of stock exchanged/granted upon acquisition and are amortized on the straight line method on a product-by-product basis over the estimated economic life of the products which has been determined to be 10 years.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $166,767 and $127,241 for the years ended December 31, 2001 and 2000, respectively.

Evaluation of Long Lived Assets

Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset. During 2001, the Company charged to operations certain prepaid advertising costs in the amount of $318,956 which had been scheduled to be amortized through December 31, 2002.

Securities Issued for Services

The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the intrinsic value method. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option grant is used. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-based Compensation". The statement generally suggests, but does not require, employee stock-based compensation transactions be accounted for based on the fair value of the services rendered or the fair value of the equity instruments issued, whichever is more reliably measurable. As permitted by the statement, the Company has elected to continue to follow the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees- for employees under the intrinsic value method. The adoption of SFAS No. 123 does not have a material impact on the financial statements.

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company's income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the year ended December 31, 2001.

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

GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $3,055,036 and $3,515,473 during the years ended December 31, 2001 and 2000, respectively. The ability of the Company to continue as a going concern is dependent on increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's plans are to continue discussions with several potential investors to obtain additional capital in order to alleviate the situation.

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

RECEIVABLES WITH EXTENDED PAYMENT TERMS

Accounts receivable include $125,625 with extended payment terms, due for payment after December 31, 2002. The underlying revenues for the entire amount have been deferred and are included in the position "Deferred Revenues".

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, 2001
Equipment	$	$164,891
Furniture and fixtures		69,976
Leasehold improvements		45,770
		280,637
Less accumulated depreciation		215,521
	$	$65,116

Depreciation expense charged to operations was $47,930 and $44,645 in 2001 and 2000, respectively.

Magnitude Information Systems, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2001

Accounts payable	$402,536
Accrued interest	61,901
Accrued commissions	23,356
Accrued returns	35,719
Accrued legal settlement	10,000
Accrued professional fees	166,490
Accrued taxes	1,600
Accrued payroll	38,234
Miscellaneous accruals	32,491
$772,327

LOANS PAYABLE

The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at December 31, 2001:
On December 4, 1996, Magnitude, Inc. repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue at December 31, 2001 and no demand for payment has been made through the date of our report.	$75,000
Notes dated December 6, 2000, December 28, 2000, January 8, 2001, February 16, 2001, March 1, 2001, March 7, 2001, and May 16, 2001 representing cash advances by the Company's Chief Executive Officer and Board Chairman. The notes are due on demand. The notes carry an interest rate of 10% per annum.	142,500
Total	$217,500

NOTES PAYABLE
At December 31, 1999 the Company had $1,475,000 of notes outstanding related to a June 1995 private placement offering. During 2000 the holders of $1,450,000 worth of notes agreed to accept partial repayment of approximately 30% of the note balances and converted the remaining balances into common shares or convertible preferred shares. The total amount of nonconverted notes outstanding at December 31, 2001 is $25,000 in which attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000
Current portion of Company obligation to the Company's Chief Executive Officer and Board Chairman, carrying interest at the rate of 7% per year payable monthly and due on demand (See Long-Term Debt below).	100,000
$125,000

Magnitude Information Systems, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

LONG-TERM DEBT

Long-term debt as of December 31, 2001 is comprised of the following:

Pursuant to the February 2, 1998, Agreement and Plan of Merger with Rolina Corporation (see "Nature of Organization") the Company had issued 155,556 shares (the "Shares") of its common stock to the principal of Rolina Corporation who currently serves as the Company's Chief Executive Officer and Board Chairman, and had issued a Put Option for such Shares at a price of $2.41 per share in accordance with the provisions contained therein, with notice for exercise eligible to be given at any time after February 1, 2000, and before 5:00 p.m. on the 90th day thereafter. This liability was converted into a Company obligation for $274,890 maturing March 31, 2002 and a demand loan for $100,000 both carrying interest at the rate of 7% per year payable monthly. The obligation includes an option to the holder for conversion of the outstanding principal into shares of the Company's common stock at the rate of $0.50 per share.

$274,890
Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529
Total	308,419
Less current maturities	33,529
Long-term debt, net of current maturities	$274,890

Total maturities of long-term debt are as follows:

Year Ending December 31,

2001	$33,529
2002	274,890
$308,419

CAPITALIZED LEASE OBLIGATIONS

The Company leases office equipment under non-cancelable capital lease agreements expiring between October 26, 2002 and October 27, 2002. The capital lease obligations have been recorded at the present value of future minimum lease payments, discounted at an interest rate of 7.00%. The capitalized cost of equipment at December 31, 2001 amounted to $7,473 net of accumulated depreciation of $18,903.

The following is a schedule of minimum lease payments due under capital leases at December 31, 2001:

Year Ending December 31,
2002	$8,841
Total minimum capital lease payments	8,841
Less amounts representing interest	374
Present value of net minimum capital lease payments	8,467
Less current maturities of capital lease obligations	8,467
Obligations under capital leases, excluding current maturities	$-

Magnitude Information Systems, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

DEFERRED REVENUES

Deferred revenues at December 31, 2001, amounted to $235,920. These include $43,970 prepaid software maintenance and support charges which are amortized ratably over the duration of the underlying maintenance agreements. The remainder of $191,950 represents revenues from software licensing agreements where the Company has not been reasonably assured of the collectibility of the associated receivables, primarily because a majority portion of $125,625 was invoiced with extended payment terms, due after December 31, 2002. (See Receivables With Extended Payment Terms)

PREFERRED STOCK

Preferred stock is non-voting, $.001 par value per share with 3,000,000 shares authorized. Cumulative Preferred Stock has 2,500 shares designated of which 1 share is issued and outstanding. The total Cumulative Preferred Stock at December 31, 2001 is $0 with a liquidation price of $100,000. As of December 31, 2001, there was $9,000 of cumulative preferred dividends in arrears representing $9,000 per cumulative preferred share.

Series A of the Senior Convertible Preferred Stock series which was issued in 2000 has 300,000 shares designated, 29,300 shares issued and outstanding. The total outstanding Series A Senior Convertible Preferred Stock at December 31, 2001 is $29 with a liquidation price of $146,500. The following is a description of the Series A convertible preferred stock:

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

As of December 31, 2001 there were $11,964 Series A Senior Convertible Preferred share dividends accrued and unpaid representing $.0.41 per share.

Series B of the Senior Convertible Preferred Stock series which was issued in 2000 has 350,000 shares designated, no shares issued and outstanding. The total outstanding Series B Senior Convertible Preferred Stock at December 31, 2001 is $0. The following is a description of the Series B Senior Convertible Stock:

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

As of December 31, 2001 there were $35,385 Series B Senior Convertible Preferred share dividends accrued and unpaid. These dividends pertain to 111,000 shares issued in 2000 that were converted into common stock during 2001.

Series C of the Senior Convertible Preferred Stock series which was issued in 2000 has 120,000 shares designated, 100,000 shares issued and outstanding. The total outstanding Series C Senior Convertible Preferred Stock at December 31, 2001 is $100 with a liquidation price of $900,000. The following is a description of the Series C Senior Convertible Stock:

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

As of December 31, 2001 there were $63,000 Series C Senior Convertible Preferred share dividends accrued and unpaid representing $.063 per share.

Series D of the Senior Convertible Preferred Stock series which was issued in 2000 has 500,000 shares designated, 85,557 shares issued and outstanding. The total outstanding Series D Senior Convertible Preferred Stock at December 31, 2001 is $86 with a liquidation price of $770,013. The following is a description of the Series D Senior Convertible Stock:

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

As of December 31, 2001 there were $63,029 Series D Senior Convertible Preferred share dividends accrued and unpaid representing $0.74 per share.

At the time each Convertible Preferred Stock Series was issued, the respective conversion features were in excess of the then market value of the Company's common stock.

INCOME TAXES

The income tax provision (benefit) is comprised of the following:

	Year Ended December 31,
	2001	2000
State current provision (benefit)	$(93,461)	$(111,676)
State deferred provision (benefit)	-	-
	$(93,461)	$(111,676)

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits) to corporate taxpayers in New Jersey. During 2000 and 2001, the Company entered into an agreement under which it retained a third party broker to identify a buyer for its NOL Carryover. The total anticipated net proceeds of this transaction for 1999 ($497,238) was recorded as a current deferred tax asset ($201,470) and a tax benefit of $295,768 in the accompanying financial statements.

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

Magnitude Information Systems, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

INCOME TAXES - (Continued)

The total anticipated net proceeds of this transaction for 2001, which represents the sale of the Company's 2000 New Jersey Net Operating Loss, was $291,093; of which $93,411 was received by December 31, 2001 and the remaining $197,682 has not been set up as a current deferred tax asset due to the uncertainty of the program given the current budget crisis in the State of New Jersey.

The Company's total deferred tax asset and valuation allowance are as follows:

	December 31,
	2001	2000
Total deferred tax asset, noncurrent	$6,800,000	$5,600,000
Less valuation allowance	(6,800,000)	(5,600,000)
Net deferred tax asset, noncurrent	$-	$-

The differences between income tax benefits in the financial statements and the tax benefit computed at the combined state and U.S. Federal statutory rate of 40% are as follows:

	Year Ended December 31,
	2001	2000
Tax benefit	40%	(40%)
Valuation allowance	40%	(40%)
Effective tax rate	-	-

At December 31, 2001, the Company has available approximately $17,000,000 of net operating losses to carry-forward and which may be used to reduce future federal taxable income and expire between December 31, 2007 and 2021.

At December 31, 2001, the Company has available approximately $3,050,000 of net operating losses to carry-forward and which may be used to reduce future state taxable income which expire December 31, 2008.

401(k) PLAN

The Company adopted the qualified Magnitude, Inc. sponsored 401(k) plan covering substantially all full time employees under which eligible employees may elect to contribute, within statutory limits, a percentage of their annual compensation. The Company matches up to 50% of the employee's contribution of which the match may not exceed 3% of the employee's total compensation for the plan year. Contributions to the plan were $22,711 and $20,718 for the years ended December 31, 2001 and 2000, respectively.

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

	Qualified and Non-Qualified Shares Under Option Pursuant to the 1997 Plan December 31,
	2001	2000
Outstanding, beginning of year	913,000	795,000
Granted during the year	-	193,000
Forfeited during the year	(56,000)	(75,000)
Outstanding, end of year (at prices ranging from $1.00 to $2.00 per share)	857,000	913,000
Eligible, end of year for exercise (at prices ranging from $1.00 to $2.00 per share)	853,000	757,500

At December 31, 2001 and 2000, the weighted average exercise price and weighted average remaining contractual life is $1.06 and $1.10 per share and 3 years 5 months and 4 years 4 months, respectively

At December 31, 2001, there were 143,000 shares reserved for future option grants.

Magnitude Information Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

STOCK OPTION PLANS - (Continued)
	Qualified and Non-Qualified Shares Under Option Pursuant to the 2000 Plan December 31,
	2001	2000
Outstanding, beginning of year	648,000	-
Granted during the year	2,153,109	648,000
Forfeited during the year	(100,000)	-
Outstanding, end of year (at prices ranging from $0.50 to $1.33)	2,701,109	648,000
Eligible, end of year for exercise (at prices ranging from $0.50 to $1.33)	2,673,609	528,000

At December 31, 2001 and 2000 the weighted average exercise price and weighted average remaining contractual life is $0.85 and $1.07 per share and 3 years 10 months and 4 years 6 months, respectively.

At December 31, 2001, there were 2,298,891 shares reserved for future option grants.

WARRANTS

The Company granted common stock purchase warrants between May 1, 1998 and November 26, 2001.

At December 31, 2001, there were 11,780,472 shares eligible for exercise at prices ranging from $.50 to $5.00 per share, of which 1,460,000 eligible shares are callable at $2.00 per share. All warrants vested upon issuance and expire between July 22, 2002 and February 24, 2006.

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

Under the lease agreements, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:

Year Ending December 31,
2002	$79,755
2003	82,149
2004	84,615
2005	21,309
Total	$267,828

Included in general and administrative expenses is rent expense which amounted to $99,626 and $84,160 for the years ended December 31, 2001 and 2000, respectively.

Magnitude Information Systems, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

COMMITMENTS AND CONTINGENCIES, (Continued)

Employment Agreements

The Company has entered into employment agreements with certain key personnel which provide for a base salary, yearly bonuses in common stock and/or options of the Company and other benefits. Termination of the agreements may be made by either party with advance notice.

RELATED PARTY TRANSACTIONS

On March 31, 2000, the Company and its President and Chief Executive Officer agreed to convert a current liability payable to him in the amount of $374,890 into a Company obligation, of which $100,000 was subsequently classified as due on demand with the remaining balance of $274,890 maturing July 1, 2002. On February 19, 2002, the maturity of the term portion of $274,890 was extended to July 2003, and the board of directors of the Company approved a change in the conversion option towards a rate of $0.10 per share.

In December 2001, a director of the Company exercised warrants for the purchase of 200,000 shares of the Company's common stock, at a price of $0.10 per share.

In January 2002, the Company and its President and Chief Executive Officer agreed to issue 1,100,000 restricted shares of common stock bearing piggy-back registration rights, in lieu of $110,000 cash remuneration representing salary payments due to that individual for the time February through December 2002.

MAJOR CUSTOMERS

The Company had two major customers for the year ended December 31, 2001, which comprised 39% and 28% of total sales. The Company had accounts receivable balances due from these customers of $224,641 and $0, respectively, at December 31, 2001. These two customers accounted for $405,320 of total revenues. The Company's revenue profile consists of a larger number of small transactions interspersed with very few large contracts which, if they were not to materialize, would significantly alter period revenues. This unpredictability and volatility represents a risk.

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