Form 10QSB
period 2002-03-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2002-05-15
CIK 838796

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2002

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

Yes x No _____

The number of shares of Registrant's Common Stock, $0.0001 par value, outstanding as of May 10, 2002, was 42,366,136 shares.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

INDEX

Page

Number

PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

Consolidated Balance Sheet

- March 31, 2002 3

Consolidated Statements of Operations

- Three months ended March 31, 2002 and 2001 4

Consolidated Statements of Cash Flows

- Three months ended March 31, 2002 and 2001 5

Notes to Consolidated Financial Statements 6 - 12

Item 2 Management's Discussion and Analysis of Financial Condition

and Results of Operations 13 - 14

PART II - OTHER INFORMATION 15

SIGNATURES 16

PART I - Item 1

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(Unaudited)

March 31, 2002

ASSETS

Current Assets

Cash .................................................................... $ 166,703

Accounts receivable, net of allowance for

doubtful accounts of 12,023 ............................. 389,057

Miscellaneous receivables .. 48,769

Inventories .......................................................... 2,150

Prepaid expenses ..................................................... 128,549

Total Current Assets ............................................ 735,228

Receivables due for payment after 12 months 83,750

Property, plant and equipment, net of accumulated

depreciation of $227,491 .. 54,385

Software, net of accumulated amortization of $612,480 ..... 894,810

Other assets .......................................................... 21,829

TOTAL ASSETS ........................................................... 1,790,002

========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued expenses ................ 628,465

Deferred revenue . 229,599

Dividends payable ................................................... 214,170

Loans and notes payable ......................................... 237,802

Current maturities long-term debt ........................... 133,529

Prepayments on equity subscriptions .. 22,500

Current maturities lease obligations ........................ 8,467

Total Current Liabilities ....................................... 1,474,532

Long-term debt, less current portion ....................... 274,890

TOTAL LIABILITIES ................................................... 1,749,422

STOCKHOLDERS' EQUITY

Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:

2,500 shares have been designated Cumulative Preferred Stock,

of which 1 share is issued and outstanding ............................. 0

300,000 shares have been designated Series A Convertible Preferred Stock,

350,000 shares have been designated Series B Convertible Preferred Stock,

120,000 shares have been designated Series C Convertible Preferred Stock,

500,000 shares have been designated Series D Convertible Preferred Stock,

of which a combined total 209,857 shares are issued and outstanding 210

Common Stock, $0.0001 par value, 100,000,000 shares authorized,

36,089,482 shares are issued and outstanding ........ 3,609

Additional paid-in capital .......................................... 18,939,906

Accumulated deficit ............................................... (18,903,145)

TOTAL STOCKHOLDERS' EQUITY ....... 40,580

TOTAL LIABILITIES AND EQUITY ........................ $ 1,790,002

==========

See notes to consolidated financial statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended

March 31,

2002 2001

Total Revenues ..................................... $ 10,767 $ 202,522

Cost of Goods Sold ................................ 38,941 38,831

Gross Profit .................................................. (28,174) 163,691

Selling expenses ..................................... 140,278 421,482

General & administrative expenses ......... 425,961 568,004

Operating (Loss) ............................... (594,413) (825,795)

Interest expense, net ........................... (18,011) (14,263)

Non-Operating (Expense) ................. (18,011) (14,263)

Net (Loss) before taxes ... (612,424) (840,058)

Provision for income taxes 0 0

Net (Loss) .................................................... $ (612,424) $ (840,058)

========= = ========

Dividends accrued on preferred stock........... 31,792 77,927

Net (Loss) applicable to common shareholders $ (644,216) $ (917,985)

========= = ========

Loss per Common Share ............................... $ (0.02) $ (0.05)

= ======== = ========

Weighted Average Number of

Common Shares Outstanding .................. 30,867,482 15,745,597

========= = ========

See notes to consolidated financial statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31,

2002 2001

Cash Flows from Operating Activities

Net (loss) ............................................ $ (612,424) $ (840,058)

Adjustments to net income (loss)

Depreciation and amortization ....................... 50,950 51,013

Stock issued for debt and expenses ... 176,510 18,000

Decreases (increases) in Assets

Accounts receivable ....................................... 35,968 20,798

Miscellaneous receivables .. (3,249) 19,975

Prepaid expenses ......................................... (87,997) 45,682

Increases (decreases) in Liabilities

Deferred revenues (6,321) 0

Accounts payable and accrued expenses ......... (149,006) 169,980

Net Cash (Used) by Operating Activities (595,569) (514,610)

Cash Flows from Investing Activities

Purchases of equipment and fixtures .................. (1,239) (944)

Net Cash (Used) by Investing Activities (1,239) (944)

Cash Flows from Financing Activities

Proceeds from notes payable .............................. 0 120,000

Repayment of loans and notes ............................ (4,698) 0

Dividend payments 0 (14,003)

Issuance of preferred stock 0 145,004

Issuance of common stock ........... ..................... 752,980 270,000

Net Cash Provided by Financing Activities 748,282 521,001

Net Increase in Cash ............................ 151,474 5,447

Cash at Beginning of Period .................................... 15,229 37,701

Cash at End of Period .............................................. $ 166,703 $ 43,148

See notes to consolidated financial statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

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

On June 24, 1997, the Company extended a stock exchange offer to the shareholders of Magnitude, Inc., a Delaware corporation and manufacturer of ergonomic keyboarding systems. At the time of this submission, holders of 99.4% of Magnitude, Inc. common stock have tendered their shares. The remaining Magnitude, Inc. shareholders hold a minority interest which is valued at $0. The Company and Magnitude, Inc. remain as two separate legal entities whereby Magnitude, Inc. operates as a subsidiary of Magnitude Information Systems, Inc. The operations of the newly combined entity are currently comprised solely of the operations of Magnitude, Inc. On January 15, 2000, the Company acquired all of the issued and outstanding capital stock of Cornell Ergonomics, Inc. (Cornell) and Internet Ergonomics Technologies Corp. (IET), privately held New York corporations, whose only property was comprised of certain proprietary ergonomic software modules, in exchange for shares of the Company's common stock. These software modules were subsequently transferred to the Company. The Company is currently in the process of dissolving both Cornell and IET.

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

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

The Company has received a patent from the U.S. Patent and Trademark Office on its application relative to certain core inventions within its ErgoManager™ system and has applied for several more patents for its products.

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

A study released in January 2001 by the National Academy of Sciences, originally commissioned by Congress and produced by the National Research Council, finds that work-related back, hand and wrist injuries affect about 1 million U.S. workers every year. The total cost of the resultant disorders is between $45 billion and $54 billion in compensation, lost wages and lower productivity. Increased awareness of the health risks and associated costs led the State of California several years ago implemented an ergonomic regulation which directs qualifying employers to establish and maintain a program designed to minimize RSI's. Such program shall include work-site evaluation, control of the exposures that have caused RSI's, and training of employees. State agencies and employers in California face fines of up to $25,000 per incident for violating these regulations. The State of Washington adopted similar regulations in 2000, and other states have indicated a willingness to follow suit. The Company believes that the growing recognition of these trends will give rise to a rapidly expanding market for the Company's products.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosure required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2002, the results of operations for the three months ended March 31, 2002 and 2001, and the cash flows for the three months ended March 31, 2002 and 2001, have been included.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

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

Depreciation and Amortization

Property, plant and equipment are recorded at cost. Depreciation on equipment, furniture and fixtures and leasehold improvements is computed on the straight-line method over the estimated useful lives of such assets between 3-10 years. Maintenance and repairs are charged to operations as incurred. Software assets are amortized on the straight-line method over 10 years. Software assets are capitalized at the fair value of stock exchanged/granted upon acquisition and are amortized on the straight line method on a product-by-product basis over the estimated economical life of the products which has been determined to be 10 years.

Securities Issued for Services

The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the intrinsic value method. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option grant is used. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-based Compensation". The statement generally suggests, but does not require, employee stock-based compensation transactions be accounted for based on the fair value of the services rendered or the fair value of the equity instruments issued, whichever is more reliably measurable. As permitted by the statement, the Company has elected to continue to follow the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees for employees under the intrinsic value method. The adoption of SFAS No. 123 does not have a material impact on the financial statements.

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company's income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal deferred tax asset for the year ended December 31, 2001.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

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

GOING CONCERN

The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. In their report for the fiscal year ended December 31, 2001, our auditors had expressed an opinion that, as a result of the losses incurred and the relative lack of working capital, there was substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. During the last year and the first quarter in 2002 the Company has relied on the private placement of its common and preferred stock to fund its operations. Management's plans are to continue seeking additional working capital through equity and debt placements with private and institutional investors.

PREPAID EXPENSES

Prepaid expenses at the end of the quarter included a position of $90,000 representing the unamortized portion of the Company's chief executive officer's base salary for the remainder of the current year which was prepaid in February 2002 in the form of restricted common stock, in lieu of cash (see "Related Party Transactions").

RECEIVABLES WITH EXTENDED PAYMENT TERMS

Accounts receivable include $83,750 with extended payment terms, due for payment after March 31, 2003. The underlying revenues for the entire amount have been deferred and are included in the position "Deferred Revenues".

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at March 31, 2002:

Equipment	$166,130
Furniture and fixtures	69,976
Leasehold improvements	45,770
281,876
Less accumulated depreciation	227,491
Total	$54,385

Depreciation expense charged to operations was $11,970 in the first quarter 2002 and $12,034 in the first quarter 2001.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at March 31, 2002:

Accounts payable	$326,249
Accrued interest	51,185
Accrued commissions	23,356
Accrued returns	35,719
Accrued salaries	30,540
Accrued professional fees	145,771
Miscellaneous accruals	15,645
Total	$628,465

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

DEFERRED REVENUES

Deferred revenues at March 31, 2002, include $37,649 prepaid software maintenance and support charges which are amortized ratably over the duration of the underlying maintenance agreements. Also included are $191,950 representing revenues from software licensing agreements where the Company has not been reasonably assured of the collectibility of the associated receivables, primarily because the majority of such receivables was invoiced with extended payment terms of which a portion of $83,750 is due after March 31, 2003 (see "Receivables with Extended Payment Terms").

LOANS AND NOTES PAYABLE

At March 31, 2002, Magnitude, Inc. and the Company had borrowings under short term loan agreements with the following terms and conditions:

Note issued by Magnitude, Inc. originally maturing December 4, 1998 and accruing interest at 5% per year. This note is overdue at September 30, 2001; no demand for payment has been made through today's date.	$75,000

Note issued by Magnitude, Inc. originally maturing June 1996 and accruing interest at 12% per year. This note is overdue at September 30, 2001; no demand for payment has been made through today's date.

Cash advances from an officer and director of the Company, carrying interest at the rate of 10% p.a., payable on demand.

25,000 137,802

Total $ 237,802 ========

LONG TERM DEBT

Long-term debt as of March 31, 2002, is comprised of the following:

Pursuant to the February 2, 1998, Agreement and Plan of Merger with Rolina Corporation (see "Background") the Company had issued 155,556 shares (the "Shares") of its common stock to the principal of Rolina Corporation who currently serves as the Company's President and Chief Executive Officer, and had issued a Put Option for such Shares at a price of $2.41 per share in accordance with the provisions contained therein, with notice for exercise eligible to be given at any time after February 1, 2000, and before the 90th day thereafter. This liability was converted into a Company obligation maturing July 1, 2003, carrying interest at the rate of 7% per year payable monthly, of which a portion of $100,000 has been reclassified as due on demand. The obligation includes an option to the holder for conversion of the outstanding principal into shares of the Company's common stock at the rate of $0.10 per share.

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.

$374,890 33,529

Total 408,419

Less current maturities 133,529

Long-term debt, net of current maturities $ 274,890 ========

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

INCOME TAXES

At December 31, 2001, the Company had net operating loss carry forwards approximating $17,000,000 for federal income tax purpose which expire between the years 2007 and 2021 and are subject to certain annual limitations.

The Company's total deferred tax asset and valuation allowance at December 31, 2001 are as follows:

Total deferred tax asset	$6,800,000
Less valuation allowance	6,800,000
Net deferred tax asset	$-

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

RELATED PARTY TRANSACTIONS

In February 2002, the Company and its President and Chief Executive Officer agreed to convert most of his base salary for the remainder of the year 2002 into restricted common stock in lieu of cash at the rate of $0.10 per share, for a total amount of $110,000.

During the first quarter in 2002, three outside directors of the Company were awarded stock grants for an aggregate 700,000 restricted common shares, for services rendered.

In January and February 2002, an outside director of the Company purchased common stock and exercised certain warrants for a total of 726,111 shares, at the price of $0.10 per share.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934

Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-KSB and Form 10-QSB and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company's products, reliance on third parties to produce the products, availability of Medicaid reimbursement for the purchase of Company products and other risks and uncertainties identified in the Company's reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

Results of Operations:

The quarter was strongly affected by a continuing shortage of cash that could be ameliorated only towards the end of the period when the Company received the proceeds of a series of private placements of its common stock. In spite of the focus on capital raising efforts, management proceeded briskly with the planned restructuring of the sales organization, as described in previous filings. To that end, the Company hired two senior marketing executives with the necessary track record and credentials, who during the upcoming quarter will focus on formulating a comprehensive overall review of the Company's marketing strategy, on implementing new marketing programs that seek to broaden the Company's market presence, and on hiring and training support personnel. These efforts seek to replace a previously followed highly selective marketing approach that was partially dictated by a scarcity of personnel and financial resources, and focused on gaining access to a small number of potential key clients who are crucial in creating the visibility and establishing the credibility that are needed to attract a larger audience for the Company's products. The emphasis on such lead accounts has not been abandoned, however, will in the future be complemented by other potentially promising marketing channels.

The new marketing strategy that the Company pursues emphasizes a broader approach covering several sales and distribution channels simultaneously: strongly focused efforts towards direct sales to selected potential key accounts in specific industry segments, tie-ins with multi-level marketing operations, and increased use of distributors and area-exclusive resellers. Management expects that the revised strategy which is currently being put into effect, will prove to be significantly more effective in supporting the Company's efforts of opening up the emerging market of ergonomic productivity software a highly specialized segment with what the Company believes enormous potential. However, management does not expect that the restructuring of the Sales and Marketing group, as well as the change of its focus, will yield significant tangible results before later in the year.

No major contracts were received during the quarter. The significant volatility that the currently still very narrow revenue base implies, where one single order can largely determine a period's performance, also means that in the absence of such contracts, sales volume will be marginal. This deficiency, coupled with the disruption caused by the above restructuring efforts, resulted in a first quarter that showed only $10,767 in revenues, compared to $202,522 for the first quarter in 2001, when the Company received a major $130,000 contract

Selling- and general and administrative expenses for the quarter totaled $566,239, a decrease of 43% from the $989,486 recorded during the same period in 2001. The Company realized an operating loss of $594,413 for the first three months, compared to an operating loss of $825,795 in 2001. Non-operating expenses of $18,011 consisted of interest expenses, for a net loss of $612,424 for the period. After accounting for dividend accruals on outstanding preferred stock that totaled $31,792, the net loss applicable to common shareholders was $644,216 or $0.02 per share, compared to a loss of $917,985 or $0.05 per share for the same quarter in the previous year.

The decrease in operating expenses is primarily the result of significantly lesser expenditures for the sales and marketing area and also reflects efforts to curtail general and administrative expenses across the board. Certain expense categories, however, experienced increases, such as non-sales related travel expenses and other expenditures associated with financing and other corporate undertakings. Also, the Company's operating budget for the remainder of the year 2002 foresees larger expenditures in the sales and marketing areas for certain new marketing initiatives and a planned enlargement of the sales organization. Such increases are seen by management to be necessary investments for future revenue growth.

Liquidity and Capital Resources:

During the first quarter in 2002 management continued its efforts to find new equity capital for financing the Company's ongoing operations. Such efforts were successful in attracting approximately $750,000 in new equity capital in the form of cash. The new equity placements were consummated by issuance of common stock to accredited private investors in the U.S. and overseas. Details of such transactions can be found in the "Changes and Issuance of Securities" section of this report as well as previous filings on Forms 10-KSB and 10-QSB. The Company is currently filing an amendment to a previously filed registration statement on Form SB-2 which amendment includes the common shares directly issued as well as the common shares underlying convertible preferred stock and warrants issued in connection with past financing transactions. In what management interprets as a sign of confidence, the Company's president and chief executive officer agreed to forego most of his cash compensation for the remainder of the current year in favor of a grant of common stock, at prevailing financing rates.

At March 31, 2002, the deficit in working capital amounted to $739,304 as compared to a deficit of $1,093,665 at December 31, 2001. This deficit continues to affect the pace at which the Company can proceed with its marketing programs, and limits its choices of venues. A planned larger capital raising transaction that would free the Company from these constraints is still in preliminary discussion stages. Until such a financing can be completed, the probability and timing of which is uncertain at this time, the Company will continue to have to succeed in obtaining series of smaller investments to fund on-going operations.

At the time of this submission, the Company had no bank debt. At March 31, 2002 its short-term liabilities, aside from trade payables and accruals, consisted of certain notes and loans aggregating approximately $337,800 of which $237,800 was owed to the chairman and chief executive officer of the Company in form of demand notes, $229,599 in deferred revenues (see "Deferred Revenues" in the Notes to Financial Statements section), and $214,170 in accrued dividends on the Company's preferred stock. All of the long-term debt of approximately $275,000 was likewise owed to the chairman and chief executive officer and is evidenced by a promissory note maturing in 2003.

During April and May, 2002 and up to the time of this submission, more recent equity financing transactions have generated approximately $650,000 cash in the aggregate which was utilized to finance operations during that period, and repay certain liabilities. However, to improve the Company's liquidity overall and meaningfully address the "going-concern" issue, management needs to successfully complete a larger financing transaction as noted above. There can be no assurance, however, that pertinent negotiations will lead to the desired outcome.

PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

The Company is not a party in any legal proceedings.

Item 2 CHANGES IN SECURITIES

- None

c) Issuance of unregistered securities

During the quarter ended March 31, 2002, the Company issued the following unregistered securities:

    6,977,000 shares of common stock to 26 accredited investors pursuant to private placement subscriptions, issued in reliance upon exemptions provided under Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act, and 754,111 shares of common stock pursuant to the exercise of stock purchase warrants previously issued, which resulted in the receipt by the Company of approximately $753,000 in cash;

    50,000 shares of common stock pursuant to the conversion of 5,000 shares of the Company's Series D Convertible Preferred Stock;

    720,718 shares of common stock pursuant to the conversion of certain payables into equity, at a rate of $0.10 per share;

    11,250 shares of common stock for services performed;

    700,000 shares as stock grants and 1,165,000 shares in lieu of compensation (see "Related Party Transactions").

Item 3 DEFAULTS ON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, B, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $190,000. Such dividends have been accrued, however, the Company is prohibited from making such payments unless it is in a positive equity and/or surplus situation.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF

SECURITIES HOLDERS

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

MAGNITUDE INFORMATION SYSTEMS, INC.

Date: May 14, 2002 By: _____/s/ Steven D. Rudnik___________

Steven D. Rudnik

Chairman and Chief Executive Officer