Form 10QSB
period 2002-06-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2002-08-14
CIK 838796

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2002

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

Yes x No _____

The number of shares of Registrant's Common Stock, $0.0001 par value, outstanding as of August 5, 2002, was 50,308,522 shares.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

INDEX

Page

Number

PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

Consolidated Balance Sheet

- June 30, 2002 3

Consolidated Statements of Operations

- Three and six months ended June 30, 2002 and 2001 4

Consolidated Statements of Cash Flows

- Six months ended June 30, 2002 and 2001 5

Notes to Consolidated Financial Statements 6 - 11

Item 2 Management's Discussion and Analysis of Financial Condition

and Results of Operations 12 - 13

PART II - OTHER INFORMATION 14

SIGNATURES 15

PART I - Item 1

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(Unaudited)

June 30, 2002

ASSETS

Current Assets

Cash ................................................................. $ 99,709

Accounts receivable, net of allowance for

doubtful accounts of 56,363 ............................ 337,489

Miscellaneous receivables .. 26,157

Inventories .......................................................... 2,150

Prepaid expenses ..................................................... 109,817

Total Current Assets ............................................ 575,322

Receivables due for payment after 12 months 41,875

Property, plant and equipment, net of accumulated

depreciation of $239,619 .. 43,614

Software, net of accumulated amortization of $651,460 ..... 855,830

Other assets .......................................................... 21,829

TOTAL ASSETS ........................................................... 1,538,470

========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Accounts payable and accrued expenses ................ 411,609

Deferred revenue . 223,262

Dividends payable ................................................... 245,175

Loans and notes payable ......................................... 100,000

Current maturities long-term debt ........................... 33,529

Current maturities lease obligations ........................ 8,467

Total Current Liabilities ....................................... 1,022,042

Long-term debt, less current portion ....................... 274,890

TOTAL LIABILITIES ................................................... 1,296,932

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

Common Stock, $0.0001 par value, 100,000,000 shares authorized,

47,278,175 shares are issued and outstanding ........ 4,728

Additional paid-in capital .......................................... 20,042,814

Accumulated deficit ............................................... (19,806,214)

TOTAL STOCKHOLDERS' EQUITY ....... 241,538

TOTAL LIABILITIES AND EQUITY ........................ $ 1,538,470

==========

See notes to consolidated financial statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended Six Months Ended

June 30, June 30,

2002 2001 2002 2001

Total Revenues ..................................... $ 50,304 $ 290,411 $ 61,071 $ 492,933

Cost of Goods Sold ................................ 38,937 42,211 77,878 81,042

Gross Profit .................................................. 11,367 248,200 (16,807) 411,891

Selling expenses ..................................... 219,029 328,126 359,307 749,608

General & administrative expenses ......... 658,982 638,190 1,084,943 1,206,194

Operating (Loss) ............................... (866,644) (718,116) (1,461,057) (1,543,911)

Interest expense, net ........................... (5,420) (18,968) (23,431) (33,231)

Non-Operating (Expense) ................. (5,420) (18,968) (23,431) (33,231)

Net (Loss) before taxes ... (872,064) (737,084) (1,484,488) (1,577,142)

Provision for income taxes 0 0 0 0

Net (Loss) .................................................... $ (872,064) $ (737,084) $(1,484,488) $(1,577,142)

========= = ======== ========= =========

Dividends accrued on preferred stock........... 31,005 53,280 62,797 131,207

Net (Loss) applicable to common shareholders $ (903,069) $ (790,364) $(1,547,285) $(1,708,349)

========= = ======== ========= =========

Loss per Common Share ............................... $ (0.02) $ (0.04) $ (0.04) $ (0.09)

= ======== = ======== ========= =========

Weighted Average Number of

Common Shares Outstanding .................. 45,272,482 21,558,223 38,069,983 18,651,908

========= = ======== ========= =========

See notes to consolidated financial statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six Months Ended June 30,

2002 2001

Cash Flows from Operating Activities

Net (loss) ............................................ $(1,484,488) $(1,577,142)

Adjustments to net (loss)

Depreciation and amortization ....................... 102,057 102,018

Stock issued for debt and expenses ... 321,685 27,388

Decreases (increases) in Assets

Accounts receivable ....................................... 129,411 (192,295)

Miscellaneous receivables .. 19,363 22,196

Inventories .. - 240

Prepaid expenses ......................................... (69,266) 113,280

Other assets ... - 1,200

Increases (decreases) in Liabilities

Deferred revenues (12,658) 207,220

Accounts payable and accrued expenses ......... (355,858) 237,043

Net Cash (Used) by Operating Activities (1,349,754) (1,058,852)

Cash Flows from Investing Activities

Purchases of equipment and fixtures .................. (2,596) (944)

Net Cash (Used) by Investing Activities (2,596) (944)

Cash Flows from Financing Activities

Proceeds from notes payable .............................. 0 397,500

Repayment of loans and notes ............................ (252,500) (146,000)

Dividend payments 0 (14,003)

Issuance of common and preferred stock ........... 1,689,330 790,704

Net Cash Provided by Financing Activities 1,436,830 1,028,201

Net Increase (Decrease) in Cash ........................... 84,480 (31,595)

Cash at Beginning of Period .................................... 15,229 37,701

Cash at End of Period .............................................. $ 99,709 $ 6,106

See notes to consolidated financial statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosure required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001, and its report on Form 10-QSB for the quarter ended March 31, 2002.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2002, the results of operations for the three and six months ended June 30, 2002 and 2001, and the cash flows for the six months ended June 30, 2002 and 2001, have been included.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

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

JUNE 30, 2002

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

GOING CONCERN

The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. In their report for the fiscal year ended December 31, 2001, our auditors had expressed an opinion that, as a result of the losses incurred and the relative lack of working capital, there was substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. During the last year and the first two quarters in 2002 the Company has relied on the private placement of its common and preferred stock to fund its operations. Management's plans are to continue seeking additional working capital through equity and debt placements with private and institutional investors.

PREPAID EXPENSES

Prepaid expenses at the end of the quarter included a position of $60,000 representing the unamortized portion of the Company's chief executive officer's base salary for the remainder of the current year which was prepaid in February 2002 in the form of restricted common stock, in lieu of cash (see "Related Party Transactions").

RECEIVABLES WITH EXTENDED PAYMENT TERMS

Accounts receivable include $41,875 with extended payment terms, due for payment after June 30, 2003. The underlying revenues for the entire amount have been deferred and are included in the position "Deferred Revenues".

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. Balances in these accounts may, at times, exceed the federally insured limits.

The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at June 30, 2002:

Equipment	$167,487
Furniture and fixtures	69,976
Leasehold improvements	45,770
283,233
Less accumulated depreciation	239,619
Total	$43,614

Depreciation expense charged to operations was $24,098 in the first six months of 2002 and $24,060 in the first six months of 2001.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at June 30, 2002:

Accounts payable	$159,618
Accrued interest	49,374
Accrued commissions	15,611
Accrued returns	35,719
Accrued salaries	19,495
Accrued professional fees	116,958
Miscellaneous accruals	14,834
Total	$411,609

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

DEFERRED REVENUES

Deferred revenues at June 30, 2002, include $32,312 prepaid software maintenance and support charges which are amortized ratably over the duration of the underlying maintenance agreements. Also included are $190,950 representing revenues from software licensing agreements where the Company has not been reasonably assured of the collectibility of the associated receivables, primarily because the majority of such receivables was invoiced to foreign entities with extended payment terms of which a portion of $41,875 is due after June 30, 2003 (see "Receivables with Extended Payment Terms").

LOANS AND NOTES PAYABLE

At June 30, 2002, Magnitude, Inc. and the Company had borrowings under short term loan agreements with the following terms and conditions:

Note issued by Magnitude, Inc. originally maturing December 4, 1998 and accruing interest at 5% per year. This note is overdue at June 30, 2002; no demand for payment has been made through today's date.	$75,000
Note issued by Magnitude, Inc. originally maturing June 1996 and accruing interest at 12% per year. This note is overdue at June 30, 2002; no demand for payment has been made through today's date.	25,000

Total $ 100,000 ========

LONG TERM DEBT

Long-term debt as of June 30, 2002, is comprised of the following:

Pursuant to the February 2, 1998, Agreement and Plan of Merger with Rolina Corporation (see "Background") the Company had issued 155,556 shares (the "Shares") of its common stock to the principal of Rolina Corporation who currently serves as the Company's President and Chief Executive Officer, and had issued a Put Option for such Shares at a price of $2.41 per share in accordance with the provisions contained therein, with notice for exercise eligible to be given at any time after February 1, 2000, and before the 90th day thereafter. This liability was converted into a Company obligation maturing July 1, 2003, carrying interest at the rate of 7% per year payable monthly, of which a portion of $100,000 has been repaid in April 2002. The obligation includes an option to the holder for conversion of the outstanding principal into shares of the Company's common stock at the rate of $0.10 per share.

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.

$274,890 33,529

Total 308,419

Less current maturities 33,529

Long-term debt, net of current maturities $ 274,890 ========

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

INCOME TAXES

At December 31, 2001, the Company had net operating loss carry forwards approximating $17,000,000 for federal income tax purposes which expire between the years 2007 and 2021 and are subject to certain annual limitations.

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

During the second quarter in 2002, an affiliate of an outside director of the Company received 25,000 newly issued restricted common shares, for services rendered.

In June 2002, an officer of the Company offered, and the Company accepted, the conversion of $15,000 liabilities into 150,000 shares of common stock.

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

Results of Operations:

The Company did not finalize any major new sales contracts during the reporting period. The bulk of the revenues for the quarter was contributed by support and maintenance services which accounted for $43,000 out of the approximately $50,000 revenues, which compare to $290,411 for the second quarter in 2001. During the current period, the Company continued its efforts to restructure its sales operations and pursue a broader marketing approach that seeks to cover additional distribution channels and access new markets. A potentially significant milestone was reached in June 2002 when the Company entered into an agreement with Shop America Network. Shop America, the fastest growing home shopping television network in the country, will be the Company's first foray into the consumer products market. In connection with this project, the Company released two new versions of its patented ergonomic software, specifically directed towards the adult and children consumer market. First broadcasts are expected to reach homes in selected geographical areas during the third quarter. In the business-to-business market segment, the Company continued sales discussions with several prospective industrial clients in the Fortune 1000 category. As mentioned in previous filings, these undertakings are pioneering marketing efforts whose outcome cannot be predicted with any degree of certainty, due to the relative newness of product and market.

Selling- and general and administrative expenses for the quarter totaled $878,011, a decrease of 9% from the $966,316 recorded during the same period in 2001. Significant variances are in the personnel expense and sales promotion areas which showed decreases of 21% and 80% respectively, primarily due to staffing reductions and the re-orientation in marketing efforts that temporarily curtailed advertising and trade show activities in favor of increased direct sales-related travel, whereby the expenditures for the latter almost doubled in size. Other notable increases were recorded for professional services, reflecting heightened efforts in investor relations and business consulting areas. In addition, management increased reserves for allowance against receivables to account for slower than expected collections. For the second quarter as a total, the Company realized an operating loss of $866,644, compared to an operating loss of $718,116 in 2001. The net loss for the quarter was $872,064. After accounting for dividend accruals on outstanding preferred stock that totaled $31,005, the net loss applicable to common shareholders was $959,142 or $0.02 per share, compared to a loss of $790,364 or $0.04 per share for the same quarter in the previous year. The total for the first six months in 2002 was a net loss applicable to common shareholders of $1,547,285 or $0.04 per share, compared to a loss of $1,708,349 or $0.09 per share in 2001.

Liquidity and Capital Resources:

New private placements with accredited investors, plus the exercise of stock purchase warrants, resulted in the receipt by the Company of approximately $960,000 in new equity capital in the form of cash, during the second quarter. The new equity placements were consummated by issuance of common stock to such private investors in the U.S. and overseas. Details of those transactions can be found in the "Changes and Issuance of Securities" section of this report as well as previous filings on Forms 10-KSB and 10-QSB. The Company is currently filing an amendment to a previously filed registration statement on Form SB-2 which amendment includes the common shares directly issued, as well as the common shares underlying convertible preferred stock and warrants issued in connection with past financing transactions.

At June 30, 2002, the deficit in working capital amounted to $446,720, down from $739,304 at March 31, 2002. The deficit, although relatively improved, continues to challenge the Company's ability to aggressively proceed with certain marketing programs. The lack of adequate financing hinders long-term planning and continues to occupy management time and resources. Due to the presently decreased stock price management has moved more slowly on a planned larger capital raising transaction which would likely involve the leverage or issuance of significant quantities of additional common stock. Until such a financing can be completed, the probability and timing of which is uncertain at this time, the Company will continue to be forced to obtain necessary operating funds through series of smaller investments.

At the time of this submission, the Company had no bank debt. At June 30, 2002 its short-term liabilities, consisted primarily of $159,618 trade payables, approximately $475,000 in various accruals and deferred revenues (see "Accounts Payable and Accrued Expenses" and "Deferred Revenues" in the Notes to Financial Statements section), and $245,175 in accrued dividends on outstanding preferred stock. Recognizing the absence of surplus funds, management presently has no firm plan to liquidate the latter position in the immediate future. All of the long-term debt of approximately $275,000 is owed to the Company's chairman and chief executive officer and is evidenced by a promissory note maturing in July 2003.

During July and August, 2002 and up to the time of this submission, more recent equity financing transactions have generated approximately $180,000 cash in the aggregate which was utilized to finance operations during that period. Current cash reserves are inadequate when measured against needs projected for the upcoming quarter, and the Company's liquidity overall remains strained. While management expects to be able to obtain necessary working capital, there can be no assurance that pertinent negotiations will lead to the desired outcome in terms of timeliness and volume.

PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

The Company is not a party in any legal proceedings.

Item 2 CHANGES IN SECURITIES

- None

c) Issuance of unregistered securities

During the quarter ended June 30, 2002, the Company issued the following unregistered securities:

    8,245,000 shares of common stock to 38 accredited investors pursuant to private placement subscriptions, issued in reliance upon exemptions provided under Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act, and 1,789,240 shares of common stock pursuant to the exercise of stock purchase warrants previously issued, which resulted in the receipt by the Company of approximately $960,000 in cash;

    165,500 shares of common stock to three foreign individuals as finder's fee in connection with certain of the private placement subscription mentioned under (i) above which subscriptions were entered into by private foreign investors;

    341,814 shares of common stock pursuant to the conversion of certain payables into equity, at a rate of $0.10 per share;

    377,139 shares of common stock for investor relations services performed;

    250,000 shares pursuant to a stock grant to a business consultant for the Company;

    20,000 shares pursuant to the exercise of options at a price of $0.10 per share.

Item 3 DEFAULTS ON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, B, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $222,000. Such dividends have been accrued, however, the Company's management has refrained from making such payments at this time because of the absence of positive equity and/or surplus funds.

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

MAGNITUDE INFORMATION SYSTEMS, INC.

Date: August 12, 2002 By: _____/s/ Steven D. Rudnik___________

Steven D. Rudnik

Chairman and Chief Executive Officer