Form 10-Q
period 2002-09-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2002-10-25
CIK 838796

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2002

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

Yes x No _____

The number of shares of Registrant's Common Stock, $0.0001 par value, outstanding as of October 10, 2002, was 53,518,986 shares.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

INDEX

Page

Number

PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

Consolidated Balance Sheet

- September 30, 2002 3

Consolidated Statements of Operations

- Three and nine months ended September 30, 2002 and 2001 4

Consolidated Statements of Cash Flows

- Nine months ended September 30, 2002 and 2001 5

Notes to Consolidated Financial Statements 6 - 11

Item 2 Management's Discussion and Analysis of Financial Condition

and Results of Operations 13 - 14

PART II - OTHER INFORMATION 15

SIGNATURES 16

PART I - Item 1

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEET

(Unaudited)

September 30, 2002

ASSETS

Current Assets

Cash ......................................................................... $ 3,755

Accounts receivable, net of allowance for

doubtful accounts of 99,051 ................................. 311,453

Miscellaneous receivables ............... 26,800

Inventories ............................................................... 27,007

Prepaid expenses ......................................................... 66,206

Total Current Assets ................................................ 435,221

Property, plant and equipment, net of accumulated

depreciation of $252,113 ............... 41,275

Software, net of accumulated amortization of $690,439 ...... 816,850

Other assets ............................................................... 23,784

TOTAL ASSETS ............................................................... 1,317,130

========

LIABILITIES AND STOCKHOLDERS- EQUITY

LIABILITIES

Accounts payable and accrued expenses .................... 456,358

Deferred revenue .................. 201,629

Dividends payable ....................................................... 238,607

Loans and notes payable ............................................. 141,000

Current maturities long-term debt ............................... 308,419

Current maturities lease obligations ............................ 8,467

Total Current Liabilities ........................................... 1,354,480

Long-term debt, less current portion ........................... 0

TOTAL LIABILITIES ....................................................... 1,354,480

STOCKHOLDERS- EQUITY

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

300,000 shares have been designated Series A Convertible Preferred Stock,

350,000 shares have been designated Series B Convertible Preferred Stock,

120,000 shares have been designated Series C Convertible Preferred Stock,

500,000 shares have been designated Series D Convertible Preferred Stock,

of which a combined total 195,968 shares are issued and outstanding 196

Common Stock, $0.0001 par value, 100,000,000 shares authorized,

53,518,986 shares are issued and outstanding ............... 5,352

Additional paid-in capital ............................................. 20,584,390

Accumulated deficit ................................................... (20,627,288)

TOTAL STOCKHOLDERS- EQUITY ............... (37,350)

TOTAL LIABILITIES AND EQUITY ............................ $ 1,317,130

==========

See notes to consolidated financial statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

Three Months Ended Nine Months Ended

September 30, September 30,

2002 2001 2002 2001

Total Revenues ..................................... $ 44,403 $ 34,150 $ 105,474 $ 527,083

Cost of Goods Sold ................................ 45,040 39,311 122,918 120,353

Gross Profit .................................................. (637) (5,161) (17,444) 406,730

Selling expenses ..................................... 233,525 256,275 592,832 1,005,883

General & administrative expenses ......... 587,969 556,438 1,672,912 1,762,632

Operating (Loss) .................................. (822,131) (817,874) (2,283,188) (2,361,785)

Miscellaneous income ....... 35,719 - 35,719 -

Miscellaneous expense ......... - (156,789) - (156,789)

Interest expense, net ............................ (5,845) (9,670) (29,276) (42,901)

Non-Operating Income (Expense) ............. 29,874 (166,459) 6,443 (199,690)

Net (Loss) before taxes .......... (792,257) (984,333) (2,276,745) (2,561,475)

Provision for income taxes ..... 0 0 0 0

Net (Loss) .................................................... $ (792,257) $ (984,333) $(2,276,745) $(2,561,475)

========= = ======== ========= =========

Dividends accrued on preferred stock........... 28,817 26,354 91,614 157,561

Net (Loss) applicable to common shareholders $ (821,074) $(1,010,687) $(2,368,359) $(2,719,036)

========= = ======== ========= =========

Loss per Common Share ............................... $ (0.02) $ (0.04) $ (0.06) $ (0.13)

= ======== = ======== ========= =========

Weighted Average Number of

Common Shares Outstanding .................. 52,097,880 23,552,842 42,745,948 20,285,553

========= = ======== ========= =========

See notes to consolidated financial statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Nine Months Ended September 30,

2002 2001

Cash Flows from Operating Activities

Net (loss) ................................................ $(2,276,745) $(2,561,475)

Adjustments to net (loss)

Depreciation and amortization ....................... 153,531 152,933

Provision for bad debts .......... 87,028 -

Stock issued for debt and expenses ...... 443,379 27,388

Decreases (increases) in Assets

Accounts receivable ....................................... 110,294 (131,943)

Miscellaneous receivables ........... 18,720 (129,627)

Inventories ................. (24,857) 240

Prepaid expenses .......................................... (25,654) 319,138

Other assets ............... (1,955) 2,600

Increases (decreases) in Liabilities

Deferred revenues ........... (34,291) 204,548

Accounts payable and accrued expenses ......... (311,110) 110,856

Net Cash (Used) by Operating Activities (1,861,660) (2,005,342)

Cash Flows from Investing Activities

Purchases of equipment and fixtures .................. (12,751) (944)

Net Cash (Used) by Investing Activities (12,751) (944)

Cash Flows from Financing Activities

Proceeds from notes payable .............................. 76,000 397,500

Repayment of loans and notes ............................ (287,500) (146,000)

Dividend payments .......... - (14,003)

Issuance of common and preferred stock ........... 2,074,437 1,739,665

Net Cash Provided by Financing Activities 1,862,937 1,977,162

Net (Decrease) in Cash ......................................... (11,474) (29,124)

Cash at Beginning of Period .................................... 15,229 37,701

Cash at End of Period .............................................. $ 3,755 $ 8,577

See notes to consolidated financial statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

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

On June 24, 1997, the Company extended a stock exchange offer to the shareholders of Magnitude, Inc., a Delaware corporation and manufacturer of ergonomic keyboarding systems. At the time of this submission, holders of 99.4% of Magnitude, Inc. common stock have tendered their shares. The remaining Magnitude, Inc. shareholders hold a minority interest which is valued at $0. The Company and Magnitude, Inc. remain as two separate legal entities whereby Magnitude, Inc. operates as a subsidiary of Magnitude Information Systems, Inc. The operations of the newly combined entity are currently comprised solely of the operations of Magnitude, Inc. On January 15, 2000, the Company acquired all of the issued and outstanding capital stock of Cornell Ergonomics, Inc. (Cornell) and Internet Ergonomics Technologies Corp. (IET), privately held New York corporations, whose only property was comprised of certain proprietary ergonomic software modules, in exchange for shares of the Company's common stock. These software modules were subsequently transferred to the Company and Cornell and IET were dissolved.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosure required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001, and its reports on Form 10-QSB for the quarters ended March 31, 2002 and June 30, 2002.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2002, the results of operations for the three and nine months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001, have been included.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

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

SEPTEMBER 30, 2002

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

GOING CONCERN

The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. In their report for the fiscal year ended December 31, 2001, our auditors had expressed an opinion that, as a result of the losses incurred and the relative lack of working capital, there was substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. During the last year and the first three quarters in 2002 the Company has relied on the private placement of its common and preferred stock to fund its operations. Management's plans are to continue seeking additional working capital through equity and debt placements with private and institutional investors.

PREPAID EXPENSES

Prepaid expenses at the end of the quarter included a position of $30,000 representing the unamortized portion of the Company's chief executive officer's base salary for the remainder of the current year which was prepaid in February 2002 in the form of restricted common stock, in lieu of cash.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which are insured by the Federal Deposit Insurance Corporation up to $100,000. Balances in these accounts may, at times, exceed the federally insured limits.

The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30, 2002:

Equipment	$172,088
Furniture and fixtures	75,530
Leasehold improvements	45,770
293,388
Less accumulated depreciation	252,113
Total	$41,275

Depreciation expense charged to operations was $36,593 in the first nine months of 2002 and $35,995 in the first nine months of 2001.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at September 30, 2002:

Accounts payable	$245,662
Accrued interest	51,649
Accrued commissions	29,591
Accrued salaries	4,285
Accrued professional fees	116,025
Miscellaneous accruals	9,146
Total	$456,358

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

DEFERRED REVENUES

Deferred revenues at September 30, 2002, include $27,629 prepaid software maintenance and support charges which are amortized ratably over the remaining duration of the underlying maintenance agreements. Also included are $174,000 representing revenues from one software licensing agreement where the Company has not been reasonably assured of the collectibility of the associated receivable which was invoiced to a foreign entity with extended payment terms and which was deferred in its entirety.

LOANS AND NOTES PAYABLE

At September 30, 2002, Magnitude, Inc. and the Company had borrowings under short term loan agreements with the following terms and conditions:

Note issued by Magnitude, Inc. originally maturing December 4, 1998 and accruing interest at 5% per year. This note is overdue at September 30, 2002; no demand for payment has been made through today's date.	$75,000

Note issued by Magnitude, Inc. originally maturing June 1996 and accruing interest at 12% per year. This note is overdue at September 30, 2002; no demand for payment has been made through today's date.

Cash advances by two directors and officers of the Company, payable on demand, carrying interest at the rate of 10% p.a.

25,000 41,000

Total $ 141,000 ========

LONG TERM DEBT

Long-term debt as of September 30, 2002, is comprised of the following:

Pursuant to the February 2, 1998, Agreement and Plan of Merger with Rolina Corporation the Company had issued 155,556 shares (the "Shares") of its common stock to the principal of Rolina Corporation who currently serves as the Company's President and Chief Executive Officer, and had issued a Put Option for such Shares at a price of $2.41 per share in accordance with the provisions contained therein, with notice for exercise eligible to be given at any time after February 1, 2000, and before the 90th day thereafter. This liability was converted into a Company obligation maturing July 1, 2003, carrying interest at the rate of 7% per year payable monthly, of which a portion of $100,000 had been repaid in April 2002. The obligation includes an option to the holder for conversion of the outstanding principal into shares of the Company's common stock at the rate of $0.10 per share.

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.

$274,890 33,529

Total 308,419

Less current maturities 308,419

Long-term debt, net of current maturities $ 0 ========

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

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

In November, 2001 and in June, 2002, the Company filed a registration statement and amendment with the Securities and Exchange Commission via the electronic EDGAR System, making it publicly available. During November and December 2001 and the current fiscal year, the Company engaged in a private placement with select U.S. accredited investors, receiving $1,493,200 in subscription funds and placing 14,932,000 common shares, while this registration statement was still publicly available yet not effective. The concurrent pendency of this registration statement and private placement activity represented a technical violation of federal securities law since it raised the issue of whether or not the publicly filed and pending registration statement acted as an advertising mechanism or a Company "general solicitation" of the private placement investors. If a general solicitation was found to have occurred, the private placement investors would have the legal right to rescind their subscription during the one year period following their investment. The Company, however, firmly believes that no such general solicitation, in fact, occurred and would vigorously defend against any such claims.

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

During the third quarter in 2002, the directors and certain officers of the Company were awarded stock grants for an aggregate 1,500,000 restricted common shares, for services rendered.

In July 2002, an outside director of the Company and an affiliate exercised certain warrants for a total of 400,000 shares, at the price of $0.10 per share.

In August 2002, an outside director of the Company converted cash advances in the aggregate amount of $45,000, extended to the Company during June and July 2002, into 450,000 restricted common shares.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934

Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-KSB and Form 10-QSB and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company's products, and other risks and uncertainties identified in the Company's reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

Results of Operations:

In September 2002 the Company was awarded a major new sales contract, involving an enterprise license for Magnitude's Anti-Injury™ ergonomic software, for Lockheed Martin Corporation. Although the revenues from this transaction contributed only approximately $26,000 to this period's sales total, management because of the added visibility and credibility of such new client choosing these products as well as anticipated further revenues, expects the eventual impact on the Company's business and market posture to be much more substantial. Of the remaining revenues for the quarter, support and maintenance services contributed $13,142. The quarter's total revenues amounted to approximately $44,000, compared to $34,150 for the same period in 2001. During the current period, management implemented two new marketing initiatives that constituted the Company's first foray into the consumer products market, featuring two new versions of its patented ergonomic software, ErgoCoach and ErgoFun, that are specifically designed to address the adult and children consumer market. The previously announced campaign with ShopAmerica Network, focusing on TV-Based advertising, and a direct telephone marketing call-center initiative were launched. While initial results are as yet inconclusive, both of these undertakings are supplying valuable intelligence for the Company with respect to this new market segment. The Company's primary focus and sales efforts, however, continue to be directed towards expanding market awareness for the ErgoEnterprise version of its software, targeting the most important industry- and business segments.

Selling- and general and administrative expenses for the quarter totaled $821,494, slightly higher than the $812,713 recorded during the same period in 2001. Personnel expense and professional services, the latter primarily for marketing and investor relations consultancies and for legal services, constituted the majority of these outlays, accounting for 45% and 21% respectively of total expenses. Management also increased the reserve for allowance against receivables because collections on one major reseller-contract which originated during the previous year have been slower than anticipated and specified in the contractually agreed-upon terms. Notwithstanding this allowance, management expects to collect the entire remaining amount which totals approximately $197,000. For the thirds quarter as a total, the Company realized an operating loss of $822,131, compared to an operating loss of $817,874 in 2001. After accounting for non-operating income and expenses, and dividend accruals on outstanding preferred stock, the net loss applicable to common shareholders for the period was $821,074 or $0.02 per share, compared to a loss of $1,010,687 or $0.04 per share for the same quarter in the previous year. The total for the first nine months in 2002 was a net loss applicable to common shareholders of $2,368,359 or $0.06 per share, compared to a loss of $2,719,036 or $0.13 per share in 2001.

Liquidity and Capital Resources:

New private placements with accredited investors, and the exercise of certain stock purchase warrants, resulted in the receipt by the Company of approximately $379,000 in new equity capital in the form of cash, during the third quarter. The new equity placements were consummated by issuance of common stock to private investors in the U.S. and overseas. Details of those transactions can be found in the "Changes and Issuance of Securities" section of this report. The Company is currently filing an amendment to a previously filed registration statement on Form SB-2 which amendment includes the common shares directly issued, as well as the common shares underlying convertible preferred stock and warrants issued, in connection with past financing transactions. In accordance with applicable regulations, during pendency of this registration, placement of further securities with U.S. investors will be suspended.

At September 30, 2002, the deficit in working capital amounted to $919,259, up from a deficit of $446,720 at June 30, 2002. The deficit continues to challenge the Company's ability to aggressively proceed with certain marketing programs. The lack of adequate financing hinders long-term planning and continues to occupy management time and resources. Due to the presently decreased stock price management has moved more slowly on a planned larger capital raising transaction which would likely involve the issuance of significant numbers of additional common shares. Until such a financing can be completed, the probability and timing of which is uncertain at this time, the Company will continue to be forced to try obtaining necessary operating funds through series of smaller investments.

At the time of this submission, the Company had no bank debt. At September 30, 2002 its short-term liabilities consisted primarily of $245,662 trade payables, approximately $412,000 in various accruals and deferred revenues (see "Accounts Payable and Accrued Expenses" and "Deferred Revenues" in the Notes to Financial Statements section), and $238,607 in accrued dividends on outstanding preferred stock. Recognizing the absence of surplus funds, management presently has no firm plan to liquidate the latter position in the immediate future. Debt included approximately $275,000 is owed to the Company's chairman and chief executive officer and is evidenced by a promissory note maturing in July 2003, and $41,000 demand loans provided by the Company's chairman and one outside director.

Current cash reserves are inadequate when measured against needs projected for the upcoming quarter, and the Company's liquidity overall remains strained. While management firmly expects to be able to obtain necessary working capital, there can be no assurance that the desired funding can be secured in a satisfactory manner with respect to terms, timeliness and volume.

PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

The Company is not a party in any legal proceedings.

Item 2 CHANGES IN SECURITIES

- None

c) Issuance of unregistered securities

During the quarter ended September 30, 2002, the Company issued the following unregistered securities:

    2,290,000 shares of common stock to 4 accredited investors and 5 assignees of an outside director of the Company pursuant to private placement subscriptions, issued in reliance upon exemptions provided under Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act, and 1,500,067 shares of common stock pursuant to the exercise of stock purchase warrants previously issued, altogether resulting in the receipt by the Company of approximately $379,000 in cash;

    30,000 shares of common stock to two employees pursuant to the terms of their employment agreements;

    138,890 shares of common stock pursuant to the conversion of 13,889 shares of the Company's Series D Convertible Preferred Stock;

    367,000 shares of common stock for marketing consulting and investor relations services performed;

    1,500,000 shares of common stock pursuant to stock grants to certain directors and officers of the Company;

    353,854 shares of common stock pursuant to the conversion of accrued dividends on shares of convertible preferred stock, at the rate of $0.10 per share.

Item 3 DEFAULTS ON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, B, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $224,000. These dividends have been accrued, however, the Company's management has refrained from making such payments at this time because of the absence of positive equity and/or surplus funds.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF

SECURITIES- HOLDERS

- None

Item 5 OTHER INFORMATION

- None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

    Exhibit (3)(i) - Articles of Incorporation and Amendments thereto, incorporated herein by reference to Exhibits of previous filings with the Commission.

Exhibit (3)(ii) - By-laws of the Company, incorporated herein by reference to Exhibits of previous filings with the Commission.

(b) Reports on Form 8-K:

On September 13, 2002, the Company filed a report on Form 8-K, informing about the conclusion of a software licensing agreement with Lockheed Martin Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNITUDE INFORMATION SYSTEMS, INC.

Date: October 23, 2002 By: _____/s/ Steven D. Rudnik___________

Steven D. Rudnik

Chairman and Chief Executive Officer

EXHIBIT 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Magnitude Information Systems, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2002 filed with the Securities and Exchange Commission (the "Report"), I, Steven D. Rudnik, President and Chief Executive Officer and Joerg H. Klaube, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

  The Report fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

  The information contained in the Report fairly presents, in all material respects, the consolidated financial condition of the Company as of the dates presented and the consolidated result of operations of the Company for the periods presented.

Dated: October 24, 2002

_/s/ Steven D. Rudnik

Steven D. Rudnik

President and

Chief Executive Officer

__/s/ Joerg H. Klaube

Joerg H. Klaube

Chief Financial Officer