Form 10QSB/A
period 2001-06-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2002-12-24
CIK 838796

FORM 10-QSB/A

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

INDEX

Page

Number

PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited) - as restated

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

CONSOLIDATED BALANCE SHEET

(Unaudited)

As Restated - see Note 6

ASSETS June 30, 2001

Current Assets

Cash .................................................................... $ 6,106

Accounts receivable, net of allowance for

doubtful accounts of 72,111 ............................. 217,892

Miscellaneous receivables .... 25,000

Due from officer ..................................................................... 19,500

Inventories .......................................................... 2,260

Deferred tax asset ........................................... 122,044

Prepaid expenses ..................................................... 240,537

Total Current Assets ............................................ 633,339

Receivables due for payment after 12 months 87,500

Property, plant and equipment, net of accumulated

depreciation of $191,650 . 88,987

Software, net of accumulated amortization of $495,541 ..... 1,011,749

Other assets .......................................................... 23,229

TOTAL ASSETS ........................................................... 1,844,804

========

LIABILITIES AND STOCKHOLDERS' EQUITY (IMPAIRMENT)

LIABILITIES

Accounts payable and accrued expenses ................ 809,356

Deferred revenue ................................................ 234,539

Dividends payable ................................................... 124,233

Prepayments received .............................................. 0

Loans and notes payable ......................................... 472,500

Current maturities long-term debt ........................... 33,529

Current maturities lease obligations ........................ 7,440

Total Current Liabilities ....................................... 1,681,597

Long-term debt, less current portion ....................... 274,890

Lease obligations, less current portion .................... 6,118

TOTAL LIABILITIES ................................................... 1,962,605

STOCKHOLDERS' EQUITY (IMPAIRMENT)

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

Common Stock, $0.0001 par value, 100,000,000 shares authorized,

21,607,109 shares are issued and outstanding ........ 2,161

Additional paid-in capital .......................................... 16,822,135

Accumulated deficit ................................................. (16,942,323)

TOTAL STOCKHOLDERS' EQUITY (IMPAIRMENT) ..... (117,801)

TOTAL LIABILITIES AND EQUITY (IMPAIRMENT)... $ 1,844,804

==========

See notes to consolidated financial statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

As Restated - see Note 6

Three Months Ended Six Months Ended

June 30, June 30,

2001 2000 2001 2000

Total Revenues ..................................... $ 56,036 $ 247,981 258,558 348,003

Cost of Goods Sold ................................ 42,211 43,720 81,042 84,654

Gross Profit .................................................. 13,825 204,261 177,516 263,349

Selling expenses ..................................... 313,185 378,259 734,667 605,079

General & administrative expenses ......... 638,190 610,567 1,206,194 1,132,853

Operating Income (Loss) .............................. (937,550) (784,565) (1,763,345) (1,474,583)

Miscellaneous income ............................ 0 0 0 14,048

Interest expense, net .......................... (18,968) (23,264) (33,231) (132,843)

Miscellaneous expenses ......................... (0) (3,201) (0) (1,149)

Non-Operating Income (Expense) ................ (18,968) (26,465) (33,231) (119,944)

Net Loss before taxes .. (956,518) (811,030) (1,796,576) (1,594,527)

Provision for income taxes 0 0 0 0

Net Loss ...................................................... $ (956,518) $ (811,030) $(1,796,576) $(1,594,527)

========= = ======== = ======== = ========

Dividends ..................................................... 53,280 48,087 131,207 64,848

Net Loss after Dividends ............................. $(1,009,798) $ (859,117) $(1,927,783) $(1,659,375)

Loss per Common Share ............................... $ (0.05) $ (0.06) $ (0.10) $ (0.12)

= ======== = ======== = ======== = ========

Weighted Average Number of

Common Shares Outstanding .................. 21,558,223 15,194,570 18,651,908 14,026,451

See notes to consolidated financial statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

As Restated - see Note 6

Six Months Ended June 30,

2001 2000

Cash Flows from Operating Activities

Net income (loss) .............................................. $(1,796,576) $ (1,594,527)

Adjustments to net income (loss)

Depreciation and amortization ....................... 102,018 98,200

Stock and debt issued for expenses ... 27,388 191,667

Disposition of certain assets /liabilities.......... 0 1,122

Dividend payments .... (14,003) (26,250)

Decreases (increases) in Assets

Accounts receivable ....................................... 42,080 (260,275)

Miscellaneous receivables .. 22,196 14,872

Inventories ................................................... 240 215

Prepaid expenses ......................................... 113,280 (57,432)

Other assets ................................................. 1,200 (25,050)

Increases (decreases) in Liabilities

Prepayments received .. 0 5,000

Deferred revenues .. 207,220 19,410

Accounts payable and accrued expenses ......... 222,102 (72,447)

Net Cash Provided (Used) by Operating Activities (1,072,855) (1,705,495)

Cash Flows from Investing Activities

Purchases of equipment and fixtures .................. (944) (51,860)

Disposition of equipment and other assets ......... 0 3,358

Net Cash Provided (Used) by Investing Activities (944) (48,502)

Cash Flows from Financing Activities

Proceeds from notes payable .............................. 397,500 0

Repayment of loans and notes ............................ (46,000) (444,534)

Reclassification of long-term debt ..................... (100,000) (0)

Issuance of preferred stock 145,004 1,800,083

Issuance of common stock ........... ..................... 645,700 550,000

Net Cash Provided (Used) by Financing Activities 1,042,204 1,905,549

Net Increase (Decrease) in Cash .............................. (31,595) 151,552

Cash at Beginning of Period .................................... 37,701 249,569

Cash at End of Period .............................................. $ 6,106 $ 401,121

See notes to consolidated financial statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

(1) DESCRIPTION OF BUSINESS

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

(2) BACKGROUND

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

On February 2, 1998, the Company entered into an Agreement and Plan of Merger with Rolina Corporation, a privately held New Jersey software developing firm, and on April 30, 1998, into an Asset Purchase Agreement with Vanity Software Publishing Co., a Canadian developer of specialized software, whereby the Company, in return for payments in form of cash and equity, acquired the rights to certain software products and related assets, with such software products subsequently forming the basis for the further development, during the year, of the Company's proprietary ErgoManager™ software system.

On November 18, 1998, the Company and its wholly owned subsidiary Magnitude, Inc. entered into an Asset Purchase Agreement and several related agreements with 1320236 Ontario Inc. ("OS"), a publicly traded Canadian designer, manufacturer and distributor of office furniture based in Holland Landing, Ontario, Canada, pursuant to which OS acquired Magnitude, Inc.'s hardware product line comprised of the Company's ergonomic keyboard platform products and accessories, all related inventory and production tooling and warehousing assets, and all intellectual property rights including the Proformix name, against a cash consideration and certain royalty payments on OS sales of the Proformix hardware products.

.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

(3) NARRATIVE DESCRIPTION OF INDUSTRY AND MARKET

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

We have received a patent from the U.S. Patent and Trademark Office on our application relative to certain core inventions within its ErgoManager™ system and we have applied for several more patents for our products.

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

(4) GOING CONCERN

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

(5) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Securities Issued for Services

The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the intrinsic value method. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option grant is used. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-based Compensation". The statement generally suggests, but does not require, employee stock-based compensation transactions be accounted for based on the fair value of the services rendered or the fair value of the equity instruments issued, whichever is more reliably measurable. As permitted by the statement, the Company has elected to continue to follow the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees, for employees under the intrinsic value method. The adoption of SFAS No. 123 does not have a material impact on the financial statements.

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

Revenue Recognition

The Company's revenue recognition policy for software sales is in accordance with Accounting Statement of Position 97-2. Revenue is recognized at the time of licensing provided that the resulting receivable position is deemed probable of collection and is fixed or determinable. Revenue from software maintenance contracts is recognized ratably as earned. Where a sales contract includes multiple elements, revenues are allocated to the various elements based on Company-specific objective evidence of fair value, regardless of any separate prices for each element that may be stated within the contract.

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

(6) RESTATEMENT OF RESULTS

The Company has restated its financial statements for the three and six months periods ended June 30, 2001. The restated financial results reflect the correction of an error in its accounting procedures related to revenue recognition, the nature of which is recording of a contract with extended payment terms as revenue. The impact of this adjustment of the Company's financial results as originally reported is summarized below:

Quarter ended June 30, 2001 6 Months Ended June 30,2001

As Reported As Restated As Reported As Restated

Retained earnings (deficit) $(16,722,889) $(16,942,323)

Revenue $ 290,411 $ 56,036 492,933 258,558

Net (loss) (737,084) (956,518) (1,577,142) (1,796,576)

Income (loss) per share (0.04) (0.05) (0.09) (0.10)

(7) DEFERRED TAX ASSET

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

(8) PREPAID EXPENSES

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

(9) RECEIVABLES DUE AFTER 12 MONTHS

One major contract, entered into during the second quarter, provided for a deferred payment schedule of which portions amounting to $87,500 are due and payable in installments during the months July through December 2002.

(10) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at June 30, 2001:

Equipment	$164,891
Furniture and fixtures	69,976
Leasehold improvements	45,770
280,637
Less accumulated depreciation	191,650
Total	$88,987

(10) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at June 30, 2001:

Accounts payable	$536,474
Accrued interest	47,781
Accrued commissions	19,193
Accrued salaries and professional fees	122,808
Miscellaneous accruals	83,100
Total	$809,356

(11) DEFERRED REVENUES

During the second quarter, the Company entered into a licensing and distribution agreement with a foreign distributor which resulted in a $175,000 receivables position with extended payment terms. The Company deferred all of the accompanying revenue to future time periods when it has received more assurance with respect to the collectibility of the receivable.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

(12) LOANS AND NOTES PAYABLE

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

Cash advances from and notes to officers and directors of the Company, carrying interest at the rate of 7% p.a.

25,000 33,529 372,500

Total	$506,029

(13) LONG-TERM DEBT

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

(14) INCOME TAXES

At December 31, 2000, the Company had net operating loss carry forwards approximating $14,000,000 for federal income tax purpose which expire between the years 2007 and 2020 and are subject to certain annual limitations.

The Company's total deferred tax asset and valuation allowance at December 31, 2000 are as follows:

Total deferred tax asset	$5,600,000
Less valuation allowance	5,600,000
Net deferred tax asset	$-

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2001

(15) COMMITMENTS AND CONTINGENCIES

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

(16) RELATED PARTY TRANSACTIONS

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

(17) SUBSEQUENT EVENTS

During July 2001, a director of the Company converted demand loan cash advances totaling $130,000 into common stock and warrants for the purchase of common stock of the Company, commensurate with terms currently offered to independent private investors. In July 2002, the board of directors of the Company authorized the grant of a stock option for the purchase of 2.5 million common shares to the Chief Executive Officer of the Company, exercisable over ten years at a price of $0.50 per share. The option has a cash-less exercise feature.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

After receiving - during the first quarter in 2001, a major software contract from a Fortune 100 large industrial business concern, Magnitude during the second quarter signed major distribution and licensing agreements with two distributors in Florida and in Europe, valued at $409,000. Recognition of revenues for the Florida agreement has been deferred until 2002 because payment of a significant portion of the software licensing fee is not due until after more than twelve month from June 2001. The Company also deferred revenue recognition on the other transaction (see "Deferred Revenues" in Notes to Financial Statements). These contracts re-affirmed the Company's ErgoManager™ software product as the premier software solution for improving the quantity and quality of computer data input work through application of ergonomic principles. Several pilot studies have shown a statistically significant improvement in work accuracy following implementation of the software. Pilot project installations are designed to impart credibility and awareness of the product's unique potential in the areas of productivity enhancement and risk reduction with respect to repetitive stress injuries in the office environment. Pilot projects involving smaller numbers of employees also provide a potential client with an opportunity to test the software's utility and reliability, systems and network friendliness, and staff acceptance without incurring the perceived and sometimes real risk associated with installing a new product on an enterprise-wide scale. Management assigns great importance to this purchase and expects other current pilot installations to mature into enterprise-wide contracts in the upcoming quarters.

Revenues for the quarter ended June 30, 2001, amounted to $56,036 compared to $247,981 for the same period in 2000 and $202,522 for the first quarter, all such revenues generated by the Company's wholly owned subsidiary Magnitude, Inc. from the licensing of the Company's proprietary ErgoManager™ software and related maintenance and support services. During the quarter the Company had entered into an exclusive regional distribution agreement that provided for the purchase of software licenses totaling $234,375. The terms of the resultant purchase contract furthermore provide for extended payment terms so that the Company will realize cash receipts only in installments through 2002. Commensurate with applicable accounting guidelines recognition of revenue has been deferred until 2002 when payments become due. Revenues for the six months period ended June 30, 2001, totaled $ 258,558 compared to $348,003 in the first half of 2000. Gross profits during the quarter totaled $13,825 for a 25% gross margin. The gross profits are burdened with a fixed charge for amortization of software investments. Software assets underlying the Company's products are being amortized on a straight line over 10 years, resulting in a level charge of approximately $13,000 per month to cost-of-goods-sold. Since variable product costs are low, the gross margin is expected to further increase as revenues grow. After deducting selling expenses and general and administrative expenses totaling $951,375 the Company realized an operating loss of $937,550, compared to an operating loss of $784,565 for the second quarter in 2000. Non-operating expenses totaled $18,968 primarily in form of interest expense. The net result for the quarter, after accounting for dividends paid and accrued on the Company's outstanding preferred stock, was a loss of $1,009,798 or $0.05 per share, compared to a loss of $859,117 or $0.06 per share for the same period last year. The six month result was a loss of $1,927,783 in 2001, and a loss of $1,659,375 in 2000.

Operating expenses continue to be high relative to revenues. In management's opinion, however, they represent close to a practical minimum necessary to maintain the Company's presence on the marketplace. Moderate savings vis-à-vis prior quarters were achieved in selling expenses where the quarterly total decreased from $378,259 in 2000 and $421,482 in the first quarter of this year, to $313,185 for the reporting period. A reduction in certain non-critical marketing programs was the primary reason for these decreases. Some of these savings, however, were offset by a small rise in general and administrative expenses, at the rate of 5%, over the comparable periods last year.

The increase in bookings during the second quarter, as mentioned above, is entirely founded in reseller agreements which constitute a new distribution channel for the Company's products. This channel is expected to grow into a major revenue and profit contributor during the next twelve months, and management is presently in negotiations with several other primarily overseas distributors to expand in this area. Success if measured in terms of current revenues, in the core B2B business segment that focuses on domestic medium and large companies with the goal of installing enterprise-wide solutions has not been apparent in the second quarter. Sales cycles for such larger contacts are long and somewhat unpredictable, and the conclusion of any major contract will significantly impact any given quarter's results. Management is confident that its current sales approach remains valid and will result in tangible revenue improvements during the upcoming quarters.

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

Liquidity and Capital Resources

The cash outflow from losses during the second quarter could be partially compensated by new equity investments through equity subscriptions by accredited investors who purchased the Company's common and preferred stock in a series of private placements. Such transactions contributed approximately $375,000 in cash. The remaining shortfall was partially covered by short-term cash advances from related parties, in the aggregate amount of $230,000. These receipts were not sufficient to stem a further erosion of working capital which declined from negative $370,000 at March 31, 2001, to negative $1,048,258 at June 30, 2001.

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

At the time of this submission, the Company had no bank debt. At June 30, 2001, its short-term liabilities, aside from trade payables and accruals, consisted of certain notes and loans aggregating approximately $500,000 of which $372,500 are owed to certain officers and directors of the Company in form of demand notes (see "Related Party Transactions"). All of the long-term debt of approximately $275,000 was owed to the chairman and chief executive officer and evidenced by a promissory note maturing in 2002. Owing to present liquidity constraints, the Company is currently in arrears with approximately $80,000 in accrued unpaid dividends.

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

MAGNITUDE INFORMATION SYSTEMS, INC.

Date: December 23, 2002 By: _____/s/ Steven D. Rudnik___________

Restated as of December 5, 2002 Steven D. Rudnik

Chairman and Chief Executive Officer

EXHIBIT 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with Amendment No. 1 to the quarterly report of Magnitude Information, Inc. (the "Company") on Form 10-QSB for the quarter ended June 31, 2001 filed with the Securities and Exchange Commission (the "Report"), I, Steven D. Rudnik, President and Chief Executive Officer and I, Joerg H. Klaube, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this amended quarterly report on Form 10-QSB of Magnitude Information Systems, Inc.;

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report; and

c) presented in this amended quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (which performs the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant''s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 23, 2002 MAGNITUDE INFORMATION SYSTEMS, INC.

By:_/s/ Steven D. Rudnik_____________

Steven D. Rudnik

President and Chief Executive Officer

By:_/s/ Joerg H. Klaube_______________

Joerg H. Klaube

Chief Financial Officer