Form 10QSB/A
period 2001-09-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2002-12-24
CIK 838796

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

INDEX

Page

Number

PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited) as restated

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

ASSETS September 30, 2001

Current Assets

Cash .................................................................... $ 8,577

Accounts receivable, net of allowance for

doubtful accounts of 132,843 ............................. 201,290

Miscellaneous receivables .. 196,323

Inventories .......................................................... 2,260

Deferred tax asset 122,044

Prepaid expenses ..................................................... 34,679

Total Current Assets ............................................ 565,173

Receivables due for payment after 12 months 43,750

Property, plant and equipment, net of accumulated

depreciation of $203,585 ..... 77,051

Software, net of accumulated amortization of $534,520 ..... 972,770

Other assets .......................................................... 21,829

TOTAL ASSETS ........................................................... 1,680,573

========

LIABILITIES AND STOCKHOLDERS' EQUITY (IMPAIRMENT)

LIABILITIES

Accounts payable and accrued expenses ................ 683,169

Deferred revenue ................. 231,867

Dividends payable ................................................... 150,586

Loans and notes payable ......................................... 617,390

Current maturities long-term debt ........................... 33,529

Current maturities lease obligations ........................ 7,440

Total Current Liabilities ....................................... 1,723,981

Long-term debt, less current portion ....................... 0

Lease obligations, less current portion .................... 6,118

TOTAL LIABILITIES ................................................... 1,730,099

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

Common Stock, $0.0001 par value, 100,000,000 shares authorized,

25,023,903 shares are issued and outstanding ........ 2,502

Additional paid-in capital .......................................... 17,900,767

Accumulated deficit ............................................... (17,953,010)

TOTAL STOCKHOLDERS' EQUITY (IMPAIRMEN)...... (49,526)

TOTAL LIABILITIES AND EQUITY (IMPAIRMENT)... $ 1,680,573

==========

See notes to consolidated financial statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

As Restated - see Note 6

Three Months Ended Nine Months Ended

September 30, September 30,

2001 2000 2001 2000

Total Revenues ..................................... $ 34,150 $ 253,787 292,708 601,790

Cost of Goods Sold ................................ 39,311 41,740 120,353 126,394

Gross Profit .................................................. (5,161) 212,047 172,355 475,396

Selling expenses ..................................... 256,275 441,140 990,942 1,046,219

General & administrative expenses ......... 556,438 641,478 1,762,632 1,774,331

Operating Income (Loss) .............................. (817,874) (870,571) (2,581,219) (2,345,154)

Miscellaneous income ............................ 0 12 0 14,060

Interest expense, net ........................... (9,670) (16,091) (42,901) (148,934)

Miscellaneous expenses ......................... (156,789) (0) (156,789) (1,149)

Non-Operating Income (Expense) ................ (166,459) (16,079) (199,690) (136,023)

Net Loss before taxes .. (984,333) (886,650) (2,780,909) (2,481,177)

Provision for income taxes . 0 0 0 0

Net Loss ...................................................... $ (984,333) $ (886,650) $(2,780,909) $(2,481,177)

========= = ======== = ======== = ========

Dividends ..................................................... 26,354 53,280 157,561 118,128

Net Loss after Dividends ............................. $ (1,010,687) $ (939,930) $(2,938,470) $(2,599,305)

Loss per Common Share ............................... $ (0.04) $ (0.06) $ (0.14) $ (0.18)

= ======== = ======== = ======== = ========

Weighted Average Number of

Common Shares Outstanding .................. 23,552,842 15,745,597 20,285,553 14,599,500

See notes to consolidated financial statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

As Restated - see Note 6

Nine Months Ended September 30,

2001 2000

Cash Flows from Operating Activities

Net income (loss) .............................................. $(2,780,909) $ (2,481,178)

Adjustments to net income (loss)

Depreciation and amortization ....................... 152,933 149,074

Stock issued for debt and expenses ... 27,388 251,667

Disposition of certain assets /liabilities.......... 0 1,122

Dividend payments (14,003) (42,000)

Decreases (increases) in Assets

Accounts receivable ....................................... 102,432 (401,277)

Miscellaneous receivables .. (129,627) 15,227

Inventories ................................................... 240 215

Prepaid expenses ......................................... 319,138 (38,795)

Other assets ................................................. 2,600 (22,750)

Increases (decreases) in Liabilities

Prepayments received . 0 0

Deferred revenues 204,548 0

Accounts payable and accrued expenses ......... 95,915 (204,486)

Net Cash Provided (Used) by Operating Activities (2,019,345) (2,773,181)

Cash Flows from Investing Activities

Purchases of equipment and fixtures .................. (944) (52,182)

Disposition of equipment and other assets ......... 0 3,358

Net Cash Provided (Used) by Investing Activities (944) (48,824)

Cash Flows from Financing Activities

Proceeds from notes payable .............................. 397,500 250,000

Repayment of loans and notes ............................ (46,000) (484,534)

Reclassification of long-term debt ..................... (100,000) (0)

Issuance of preferred stock 145,004 2,937,836

Issuance of common stock ........... ..................... 1,594,661 550,000

Net Cash Provided (Used) by Financing Activities 1,991,165 3,253,302

Net Increase (Decrease) in Cash .............................. (29,124) 431,297

Cash at Beginning of Period .................................... 37,701 249,569

Cash at End of Period .............................................. $ 8,577 $ 680,866

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

(6) RESTATEMENT OF RESULTS

The Company has restated its financial statements for the nine months period ended September 30, 2001. The restated financial results reflect the correction of an error in its accounting procedures related to revenue recognition, the nature of which is recording of a contract with extended payment terms as revenue. The impact of this adjustment of the Company's financial results as originally reported is summarized below:

9 Months Ended Sep.30,2001

As Reported As Restated

Retained earnings (deficit) $(17,733,576) $(17,953,010)

Revenue 527,083 292,708

Net (loss) (2,561,475) (2,780,909)

Income (loss) per share (0.13) (0.14)

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

(8) PREPAID EXPENSES

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

(9) RECEIVABLES DUE AFTER 12 MONTHS

A major contract, entered into during the second quarter, provided for a deferred payment schedule of which portions amounting to $43,750 are due and payable in installments during the months October through December 2002.

(10) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30, 2001:

Equipment	$164,891
Furniture and fixtures	69,976
Leasehold improvements	45,770
280,637
Less accumulated depreciation	203,585
Total	$77,051

(11) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at September 30, 2001:

Accounts payable	$434,876
Accrued interest	50,139
Accrued commissions	14,915
Accrued salaries and professional fees	112,296
Miscellaneous accruals	70,943
Total	$683,169

(12) DEFERRED REVENUES

During the second quarter, the Company entered into a licensing and distribution agreement with a foreign distributor which resulted in a $175,000 receivables position with extended payment terms, whereby the associated revenue has been deferred until management has received more assurance with respect to the collectibility of the receivable.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2001

(13) LOANS AND NOTES PAYABLE

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

25,000 33,529 142,500

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

374,890

_________

Total $ 650,919 ========

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

In July 2001, the board of directors of the Company acted on an earlier decision with respect to founder's shares and authorized the grant of a stock option for the purchase of 2.5 million common shares to the foundr and current Chief Executive Officer of the Company, exercisable over ten years at a price of $0.50 per share. The option has a cash-less exercise feature.

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

Revenues for the quarter ended September 30, 2001, totaled $34,150, compared to $253,787 for the same period in 2000, all such revenues generated by the Company's wholly owned subsidiary Magnitude, Inc. from the licensing of the Company's proprietary ErgoManager™ software and related maintenance and support services. The terms of two larger purchase contracts received by the Company during the second quarter provide for extended payment terms so that the Company will receive cash only in installments through 2002 (see "Receivables due after 12 months" in Notes to Financial Statements). Revenues for the nine months period ended September 30, 2001, totaled $292,708 compared to $601,790 in the first nine months of 2000. Gross profits during the quarter totaled negative $5,161. The gross profits are burdened with a fixed charge for amortization of software investments. Software assets underlying the Company's products are being amortized on a straight line over 10 years, resulting in a level charge of approximately $13,000 per month to cost-of-goods-sold. Since variable product costs are low, the gross margin is expected to significantly increase as revenues grow. After deducting selling expenses and general and administrative expenses totaling $812,713 the Company realized an operating loss of $817,874, compared to an operating loss of $870,571 for the third quarter in 2000. Non-operating expenses totaled $166,459, primarily from the write-off of a compromised asset position (see "Prepaid Expenses" in the Notes to Financial Statements). The net result for the quarter, after accounting for dividends paid and accrued on the Company's outstanding preferred stock, was a loss of $1,010,687 or $0.04 per share, compared to a loss of $939,930 or $0.06 per share for the same period last year. The nine month result was a loss of $2,938,470 in 2001, and a loss of $2,599,305 in 2000.

In spite of a fifteen percent decrease in operating costs from the preceding quarter, expenses continue to be high relative to revenues. Management is striving to further reduce costs, however, is acutely aware of the necessity to provide for an adequate infrastructure to maintain the Company's presence on the marketplace. Savings vis-à-vis prior quarters were achieved in both selling and general and administrative expenses through staffing reductions and the elimination of certain non-critical marketing programs. Management expects to be able to further reduce costs during the fourth quarter.

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

Liquidity and Capital Resources

The cash outflow from losses during the second quarter could be compensated by new equity investments through equity subscriptions by accredited investors who purchased the Company's common stock in a series of private placements, and the exercise of warrants and options to purchase such stock. These transactions contributed approximately $850,000 in cash. These receipts were not sufficient to reverse the large deficit in the working capital position which amounted to negative $1,158,808 at September 30, 2001, including the effect of a reclassification to current status of certain notes issued to the Company's chief executive officer, and continues to slow the Company's marketing efforts.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with Amendment No. 1 to the quarterly report of Magnitude Information, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2001 filed with the Securities and Exchange Commission (the "Report"), I, Steven D. Rudnik, President and Chief Executive Officer and I, Joerg H. Klaube, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (which performs the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this amended quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 23, 2002 MAGNITUDE INFORMATION SYSTEMS, INC.

By:_/s/ Steven D. Rudnik_____________

Steven D. Rudnik

President and Chief Executive Officer

By:_/s/ Joerg H. Klaube_______________

Joerg H. Klaube

Chief Financial Officer