Form 10KSB/A
period 2001-12-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2002-12-24
CIK 838796

3: 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended December 31, 2001, were $374,838.

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

Item 6. Managements' Discussion and Analysis of

Financial Condition and Results of Operations ............................. 14

Item 7. Financial Statements and Supplementary Data (as restated)........ 17

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

  The actual workers' compensation savings in the pilot program was $120,000.

  State Fund's projected annual workers' compensation cost savings was approximately $780,000.

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

The Company is not aware of any products that compete in terms of breadth of functionality - with the integrated software product suite that is marketed by the Company under the trade name ErgoManager™ .. While the Company believes that it currently has a strategic competitive advantage in ergonomic software, especially with regard to its patented algorithms underlying the product, there can be no assurance that competitors will not attempt to copy the Company's products or develop and successfully license similar products, to the Company's detriment.

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

First Quarter .. $ 4.75 $ 0.42

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

SELECTED FINANCIAL DATA

Balance Sheet December 31,

2001

Total assets ........................................ $ 1,398,586

Current liabilities ............................... 1,565,325

Long-term debt .................................. 274,890

Working capital ................................ (1,313,099)

Shareholders equity ........................ $ (441,629)

Statement of Operations For The Year Ended December 31,

2001 2000 .

Total revenues ................................... $ 374,839 $ 646,635

Operating income (loss) .................... (3,316,082) (3,546,457)

Net (loss) ............................................ (3,274,470) (3,515,473)

Net (loss) after dividends

On Preferred Shares........................... (3,463,823) (3,716,527)

Net loss per common share ................ $ (0.16) $ (0.25)

Number of shares used in computing

per share data .................................... 21,466,050 14,793,682

Summary

Fiscal Year 2001 was a challenging year for the Company. A persistent shortage of cash, the result of slower than expected revenue growth coupled with an inability to attract sufficiently large amounts of new working capital on terms acceptable to the Company - hampered efforts to implement a successful marketing program and delayed a restructuring of the sales organization to make it more effective in executing changes sought by management in response to the sales results of this year. During the year, much of management's time and efforts were dedicated to raising capital. At the same time, most available resources were focused on gaining access to a small number of potential key clients who management believes are crucial in creating the visibility and establishing the credibility that are needed to attract a larger audience for the Company's products which are new and address a new and rapidly evolving market. This highly selective marketing approach, partially dictated by a scarcity of personnel and financial resources, responded to what management perceives to be the most pressing need, a number of visible and substantial transactions that constitutes a "break-through", however, came at the price of somewhat neglecting other potentially promising marketing channels. As the year progressed, the requirement for broadening the Company's marketing approach became more obvious, and management's efforts towards a solution and affirmative action finally culminated in the hiring, in February 2002, of a senior marketing executive with the necessary track record and credentials. Simultaneously, the Company is concentrating its efforts in the financing area on exploring alternatives for a larger financial transaction that would supply the necessary capital to support the new marketing programs and, subsequently, free available management resources towards the task of growing the business.

Results of Operations for the Year Ended December 31, 2001

For the year ended December 31, 2001, the Company had revenues of $374,839, approximately 42% less than the $646,635 achieved in 2000. The 2001 figure does not include ~~a~~ two major contracts totaling $409,375 with two new distributors that were signed in 2001 but will be consumed only during 2002 and 2003. A major portion of the 2001 revenues was attributable to one account, which client accounted for approximately 45% of total revenues.

Gross profits amounted to $215,573 for a 58% gross margin. Gross profits are burdened with a fixed charge for amortization of software investments. Software assets underlying the Company's products are being amortized on a straight line over 10 years, resulting in a level charge of approximately $12,000 per month to cost-of-goods-sold. Owing to the fact that variable cost-of-goods-sold expenses are in the vicinity of only 5%, the gross margins will increase further with larger revenues, as the portion of fixed expenses decreases relatively. After deducting selling -, research -, and general and administrative expenses of $3,531,655 which decreased by 12% from the $4,030,373 recorded in 2000, the Company realized an operating loss of $3,316,082, compared to an operating loss of $3,546,457 in 2000. Non-operating income and expenses of $51,849 included $80,772 net interest expense and $28,923 in non-recurring income consisting of an extraordinary credit for dissolution of certain prior year accruals. The Company also realized an extraordinary gain of $93,461 from the sale of net loss carry-forward tax credits pursuant to New Jersey Emerging Technology and Biotechnology Financial Assistance Act. The year concluded with a net loss of $3,274,470. After accounting for dividend accruals on outstanding preferred stock which totaled $189,353, the net loss applicable to common shareholders was $3,463,823 or $0.16 per share, compared to a loss of $3,716,527 or $0.25 per share for the previous year.

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

At December 31, 2001, the deficit in working capital amounted to $1,313,099 as compared to a nominally positive balance of $24,302 at December 31, 2000. Stockholders' equity showed an impairment of $441,629 at the end of the year, compared to a surplus of $769,533 at the beginning of the year. The decrease is the direct result of the shortfall in new equity placements vis-à-vis the operating loss for the year. The new equity placements were consummated by issuance of common stock and convertible preferred stock, the latter carrying a 7% annual cumulative dividend, to accredited private investors in the U.S. and overseas. Approximately half of the investments wherein the form of "unit" purchases, comprised of the before mentioned classes of stock and warrants for the purchase of common stock. Details of such transactions can be found in the "Changes and Issuance of Securities" sections in the Company's reports on Form 10-QSB during the year, as well as in the pertinent section of this report. The Company is currently filing an amendment to a previously filed registration statement on Form SB-2 which amendment includes the common shares directly issued as well as the common shares underlying the convertible preferred stock and warrants issued in connection with these financing transactions.

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

Outlook

The new marketing strategy that the Company pursues emphasizes a broad approach covering several sales and distribution channels simultaneously: strongly focused efforts towards direct sales to selected potential key accounts in specific industry segments, tie-ins with multi-level marketing operations, and increased use of distributors and area-exclusive resellers. Previous efforts were more or less restricted to a small number of potential clients, augmented by a larger number of trial- or pilot installations over a more broad-based target clientele, without specific focus. Management expects that the revised strategy which is currently being put into effect, will prove to be significantly more effective in supporting the Company's efforts of opening up the emerging market of ergonomic productivity software, a highly specialized but rapidly growing niche market. Management expects that the completed restructuring of the Sales and Marketing group, as well as the change of its focus, will not yet impact revenues during the first quarter of 2002; will, however, be followed by a marked increases in revenues in the following and subsequent quarters.

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

MAGNITUDE INFORMATION SYSTEMS, INC.

By: __/s/ Steven D. Rudnik__________ Date: December 23, 2002

Steven D. Rudnik

President and Chief Executive Officer

(Principal Executive Officer),

Chairman of the Board

By: __/s/ Joerg H. Klaube___________ Date: December 23, 2002

Joerg H. Klaube

Secretary, Chief Financial Officer

(Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name Date

_/s/ Ivano Angelastri_________ December 23, 2002

Ivano Angelastri, Director

_/s/ Steven L. Gray_________ December 23, 2002

Steven L. Gray, Director

_/s/ Joseph J. Tomasek______ December 23, 2002

Joseph J. Tomasek, Director

EXHIBIT INDEX

(A) Restated Financial Statements and Notes to Financial Statements

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

(As Restated)

Magnitude Information Systems, Inc. and Subsidiaries

Index to the Consolidated Financial Statements

December 31, 2001

Page

Independent Auditors' Report 1

Financial Statements (As Restated)

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

380 Foothill Road, Bridgewater, New Jersey]

Independent Auditors' Report

To the Board of Directors and Stockholders of

Magnitude Information Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Magnitude Information Systems, Inc. and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magnitude Information Systems, Inc. and Subsidiaries as of December 31, 2001 and the consolidated results of their operations and their cash flows for the years ended December 31, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey

March 27, 2002, except for Notes

Pertaining to Summary of Significant Accounting Policies,

Going Concern, Accounts Payable and Accrued Expenses,

Income Taxes, Major Customers, and Restatement of Results

As to which the date is December 6, 2002

Magnitude Information Systems, Inc. and Subsidiaries

Consolidated Balance Sheet

December 31, 2001

As Restated - see Notes to Consolidated Financial Statements
Assets
Current Assets
Cash	$15,229
Accounts receivable, net of allowance for doubtful accounts of $12,023	148,775
Miscellaneous receivables	47,669
Prepaid expenses	40,553
Total Current Assets	252,226
Property, plant and equipment, net of accumulated depreciation of $215,521	65,116
Software, net of accumulated amortization of $573,500	933,790
Long-term receivables	125,625
Deposits	21,829
Total Assets	1,398,586
Liabilities and Stockholders' Equity (Impairment)
Current Liabilities
Accounts payable and accrued expenses	757,386
Deferred revenues	235,920
Deferred rental obligation	5,145
Dividends payable	182,378
Loans payable	217,500
Notes payable	125,000
Current maturities of long-term debt	33,529
Current maturities of capitalized lease obligations	8,467
Total Current Liabilities	1,565,325
Long term debt, less current portion	274,890
Total Liabilities	1,840,215
Stockholders' Equity (Impairment)
Preferred Stock, $.001 par value, non-voting, 3,000,000 shares authorized; 214,858 shares issued and outstanding	215
Common stock, $.0001 par value, 100,000,000 shares authorized; 25,711,403 shares issued and outstanding	2,571
Additional paid in capital	18,033,948
Accumulated deficit	(18,478,363)
Total Stockholders' Equity (Impairment)	(441,629)
Total Liabilities and Stockholders' Equity (Impairment)	$1,398,586

See notes to the consolidated financial statements.

Magnitude Information Systems, Inc. and Subsidiaries

Consolidated Statements of Operations

As Restated - see Notes to Consolidated Financial Statements

	Year Ended December 31,
	2001	2000

Net Sales
Hardware Products	$-	$600
Software	374,839	646,035
Total Net Sales	374,839	646,635

Cost of Good Sold
Hardware Products	521	600
Software	158,745	162,119
Total Cost of Goods Sold	159,266	162,719
Gross Profit	215,573	483,916
Research and development costs	13,561	77,334
Selling, general and administrative expenses	3,518,094	3,953,039
(Loss) From Operations	(3,316,082)	(3,546,457)
Other Income (Expense)
Miscellaneous income	28,923	84,192
Interest income	103	16,528
Interest expense	(80,875)	(176,337)
Loss on disposition of assets	-	(5,075)
Total Other (Expense)	(51,849)	(80,692)
(Loss) Before Provision for Income Taxes	(3,367,931)	(3,627,149)
Benefit from Income Taxes	93,461	111,676
Net (Loss)	$(3,274,470)	$(3,515,473)
Dividends on Preferred Shares	$(189,353)	$(201,054)
Net (Loss) Applicable to Common Shareholders	$(3,463,823)	$(3,716,527)
Net (Loss) Per Common Share	$(0.16)	$(0.25)
Weighted Average of Common Shares Outstanding	21,466,050	14,793,682

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

(A)

See notes to the consolidated financial statements.

Magnitude Information Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity (Deficit)

Years Ended December 31, 2000 and 1999

	Additional Paid in Capital	Accumulated Deficit	Total Stockholders Equity (Deficit)

Balances, January 1, 2000	$9,016,034	$(11,298,013)	$(2,280,945)
Issuance of common stock granted for services performed	58,147	-	58,158
Issuance of common stock pursuant to stock option exercise	99,990	-	100,000
Issuances of common stock for conversion of loans	1,887,383	-	1,887,713
Issuances of common stock pursuant to registration penalty clause	(16)	-	-
Cancellation of previously issued common stock pursuant to put option agreement in exchange for note	15	-	-
Exchange of the Company's common stock, one common share for 3.4676 common shares of Magnitude, Inc.	(1)	-	-
Issuance of common stock pursuant to private equity placements	449,910	-	450,000
Conversion of previously issued cumulative preferred shares and note into common and convertible preferred shares pursuant to resignation agreement	350,890	-	351,060
Issuance of common stock pursuant to warrant exercise	99,980	-	100,000
Issuance of common stock to employee for compensation	3,655	-	3,657
Issuance of common stock in connection with hiring bonus to officer	24,210	-	24,220
Issuance of convertible preferred stock pursuant to private equity placements	3,233,404	-	3,233,799
Issuance of convertible preferred stock for conversion of loans	146,471	-	146,500
Issuance of common stock for conversion of loan and accrued interest	459,938	-	460,000
Issuance of common stock pursuant to the Cornell Ergonomics, Inc. Acquisition Agreement	23,745	-	23,750
Issuance of common stock pursuant to the Internet Ergonomics Corp. Acquisition Agreement	28,143	-	28,148
Issuance of common stock granted for private placement finders fee	(1)	-	-
Net loss, year ended December 31, 2000	-	(3,515,473)	(3,515,473)
Dividends on convertible preferred stock	-	(201,054)	(201,054)
	-	-	-
Balances, December 31, 2000	$15,881,897	(15,014,540)	$869,533

(B)

See notes to the consolidated financial statements.

Magnitude Information Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity (Deficit)

Years Ended December 31, 2001 and 2000

As Restated - see Notes to Consolidated Financial Statements

	Convertible Preferred Shares		Cumulative Preferred Shares		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 1, 2001	524,337	$524	1	$-	16,525,240	$1,652
Issuance of convertible preferred stock pursuant to private equity placement	16,112	16	-	-	-	-
Conversion of convertible preferred stock into common stock	(325,592	(325)	-	-	3,255,920	325
Issuances of common stock for accrued dividends	-	-	-	-	74,930	8
Issuances of common stock for accrued interest	-	-	-	-	17,736	2
Issuances of common stock pursuant to conversion of debt	-	-	-	-	85,333	9
Issuances of common stock pursuant to exercise of options	-	-	-	-	200,000	20
Issuance of common stock pursuant to exercise of warrants	-	-	-	-	1,517,500	152
Issuance of common stock pursuant to private equity placements	-	-	-	-	3,662,611	366
Issuance of common stock granted for private placement finders' fees	-	-	-	-	52,230	5
Issuance of common stock pursuant to conversion of accounts payable	-	-	-	-	226,817	23
Issuance of common stock for services performed	-	-	-	-	93,086	9

Net loss, year ended December 31, 2001	-	-	-	-	-	-
Dividends on convertible preferred stock	-	-	-	-	-	-

Balances, December 31, 2001	214,857	$215	1	$-	25,711,403	$2,571

(5A) See notes to the consolidated financial statements.

Magnitude Information Systems, Inc. and Subsidiaries

Consolidated Statement of Stockholders' Equity (Deficit)

Years Ended December 31, 2001 and 2000

As Restated - see Notes to Consolidated Financial Statements

	Additional Paid in Capital	Accumulated Deficit	Total Stockholders Equity (Deficit)

Balances, January 1, 2001	$15,881,897	$(15,014,540)	$869,533
Issuance of convertible preferred stock pursuant to private equity placement	144,988	-	145,004
Conversion of convertible preferred stock into common stock	-	-	-
Issuances of common stock for accrued dividends	37,457	-	37,465
Issuances of common stock for accrued interest	8,866	-	8,868
Issuances of common stock pursuant to conversion of debt	39,991	-	40,000
Issuances of common stock pursuant to exercise of options	49,980	-	50,000
Issuance of common stock pursuant to exercise of warrants	330,282	-	330,434
Issuance of common stock pursuant to private equity placements	1,429,024	-	1,429,390
Issuance of common stock granted for private placement finders' fees	(5)	-	-
Issuance of common stock pursuant to conversion of accounts payable	78,769	-	78,792
Issuance of common stock for services performed	32,699	-	32,708

Net loss, year ended December 31, 2001	-	(3,274,470)	(3,274,470)
Dividends on convertible preferred stock	-	(189,353)	(189,353)

Balances, December 31, 2001	$18,033,948	(18,478,363)	$(441,629)

(5B) See notes to the consolidated financial statements.

Magnitude Information Systems, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

As Restated - see Notes to Consolidated Financial Statements
	Year Ended December 31,
	2001	2000
Cash Flows From Operating Activities
Net Income (Loss)	$(3,274,470)	$(3,515,473)
Adjustments to Reconcile Net (Loss) to Net Cash (Used) by Operations
Depreciation and amortization	203,848	200,564
Common stock issued for various expenses	32,708	119,000
New debt issued for interest expenses	-	32,318
Loss on disposition of assets	-	5,075
Bad debt provision (recovery)	(35,821)	41,328
Forgiveness of debt	(28,923)	(76,328)
Inventory writeoff	-	6,170
Decreases (Increases) in Assets
Accounts receivable	120,624	(341,807)
Miscellaneous receivables	10,795	4,432
Inventories	-	215
Deferred tax asset	122,044	79,426
Prepaid expenses	315,764	35,064
Other assets	2,600	(21,970)
Increases (Decreases) in Liabilities
Accounts payable and accrued expenses	331,856	79,157
Deferred revenue	207,522	28,398
Deferred rental obligation	5,145	-
Net Cash Provided by (Used) by Operating Activities	(1,986,308)	(3,324,431)
Cash Flows From (Used) by Investing Activities
Purchases of equipment, fixtures, and software	(945)	(62,691)
Sales of property and equipment	-	750
Loans made	-	(55,000)
Collections of loans	-	500
Net Cash (Used) by Investing Activities	(945)	(116,441)
Cash Flows From (Used) by Financing Activities
Repayment of note payable	(40,000)	(498,250)
Repayment of capital lease obligations	(5,091)	(6,385)
Proceeds from loans payable	107,500	125,000
Repayment of loans payable	-	(156,284)
Proceeds from officer loans	8,231	-
Dividends paid	(14,003)	(118,876)
Proceeds from issuance of common and preferred stock	1,908,144	3,883,799
Net Cash Provided by Financing Activities	1,964,781	3,229,004
Net (decrease) in Cash	(22,472)	(211,868)
Cash at beginning of period	37,701	249,569
Cash at end of period	$15,229	$37,701
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$26,836	$139,624
Taxes Paid	$5,521	$2,582

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

Magnitude Inc.'s wholly owned subsidiary, Corporate Ergonomic Solutions, Inc. (Ergonomics) was incorporated in the State of New Jersey during October 1992. Ergonomics, which commenced operations in September 1998, was formed primarily to market Proformix's hardware products which has since been disposed of. Prior to that, its operations had not been significant. Its operations during 1999 and 2000 have not been significant. Ergonomics was dissolved on January 29, 2001.

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

GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $3,274,470 and $3,515,473 during the years ended December 31, 2001 and 2000, respectively. The ability of the Company to continue as a going concern is dependent on increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's plans are to continue discussions with several potential investors to obtain additional capital in order to alleviate the situation.

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

Magnitude Information Systems, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at December 31, 2001
Equipment	$	$164,891
Furniture and fixtures		69,976
Leasehold improvements		45,770
		280,637
Less accumulated depreciation		215,521
	$	$65,116

Depreciation expense charged to operations was $47,930 and $44,645 in 2001 and 2000, respectively.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2001

Accounts payable	$402,536
Accrued interest	61,901
Accrued commissions	8,415
Accrued returns	35,719
Accrued legal settlement	10,000
Accrued professional fees	166,490
Accrued taxes	1,600
Accrued payroll	38,234
Miscellaneous accruals	32,491
$757,386

LOANS PAYABLE

The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at December 31, 2001:
On December 4, 1996, Magnitude, Inc. repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue at December 31, 2001 and no demand for payment has been made through the date of our report.	$75,000
Notes dated December 6, 2000, December 28, 2000, January 8, 2001, February 16, 2001, March 1, 2001, March 7, 2001, and May 16, 2001 representing cash advances by the Company's Chief Executive Officer and Board Chairman. The notes are due on demand. The notes carry an interest rate of 10% per annum.	142,500
Total	$217,500

Magnitude Information Systems, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

NOTES PAYABLE
At December 31, 1999 the Company had $1,475,000 of notes outstanding related to a June 1995 private placement offering. During 2000 the holders of $1,450,000 worth of notes agreed to accept partial repayment of approximately 30% of the note balances and converted the remaining balances into common shares or convertible preferred shares. The total amount of nonconverted notes outstanding at December 31, 2001 is $25,000 in which attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000
Current portion of Company obligation to the Company's Chief Executive Officer and Board Chairman, carrying interest at the rate of 7% per year payable monthly and due on demand (See Long-Term Debt below).	100,000
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

As of December 31, 2001 there were $11,964 Series A Senior Convertible Preferred share dividends accrued and unpaid representing $0.41 per share.

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

As of December 31, 2001 there were $63,000 Series C Senior Convertible Preferred share dividends accrued and unpaid representing $0.63 per share.

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

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits) to corporate taxpayers in New Jersey. During 2000 and 2001, the Company entered into an agreement under which it retained a third party broker to identify a buyer for its NOL Carryover. The total tax benefits of this transaction was $93,461 in 2001 and $111,676 in 2000.

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

The Company's total deferred tax asset and valuation allowance are as follows:

	December 31,
	2001	2000
Total deferred tax asset, noncurrent	$6,900,000	$5,600,000
Less valuation allowance	(6,900,000)	(5,600,000)
Net deferred tax asset, noncurrent	$-	$-

The differences between income tax benefits in the financial statements and the tax benefit computed at the combined state and U.S. Federal statutory rate of 40% are as follows:

	Year Ended December 31,
	2001	2000
Tax benefit	40%	(40%)
Valuation allowance	40%	(40%)
Effective tax rate	-	-

At December 31, 2001, the Company has available approximately $17,200,000 of net operating losses to carry-forward and which may be used to reduce future federal taxable income and expire between December 31, 2007 and 2021.

At December 31, 2001, the Company has available approximately $3,250,000 of net operating losses to carry-forward and which may be used to reduce future state taxable income which expire December 31, 2008.

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

MAJOR CUSTOMERS

The Company had one major customer~~s~~ for the year ended December 31, 2001, who comprised 45% of total sales. For the year ended December 31, 2000, the Company had two other major customers which comprised 19% and 29% of total sales. Such customers accounted for $170,945 and $310,385 of total revenues in each year. The Company's revenue profile consists of a larger number of small transactions interspersed with very few large contracts which, if they were not to materialize, would significantly alter period revenues. This unpredictability and volatility represents a risk.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, accounts receivable, accounts payable, accrued expenses, notes payable, long-term debt and capitalized lease obligations:

The carrying amount approximates fair value because of the short-term maturity of these instruments.

Limitations

Fair value estimates are made at a specific point in time, based on relevant information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

RESTATEMENT OF RESULTS

The Company has restated its financial statements for the year ended December 31, 2001. The restated financial results reflect the correction of an error in its accounting procedures related to revenue recognition, the nature of which is recording of a contract with extended payment terms as revenue. The impact of this adjustment of the Company's financial results as originally reported is summarized below:

As Reported As Restated

Retained earnings (deficit) $(18,258,929) $(18,478,363)

Revenue 609,214 374,839

Net (loss) (3,055,036) (3,274,470)

Income (loss) per share (0.15) (0.16)

EXHIBIT 99.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with Amendment No. 1 to the annual report of Magnitude Information, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2001 filed with the Securities and Exchange Commission (the "Report"), I, Steven D. Rudnik, President and Chief Executive Officer and I, Joerg H. Klaube, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this amended annual report on Form 10-KSB of Magnitude Information Systems, Inc.;

2. Based on my knowledge, this amended annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 15d-14) for the registrant and I have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this amended annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended annual report; and

c) presented in this amended annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the registrant's board of directors (which performs the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this amended annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: December 23, 2002 MAGNITUDE INFORMATION SYSTEMS, INC.

By:_/s/ Steven D. Rudnik_____________

Steven D. Rudnik

President and Chief Executive Officer

By:_/s/ Joerg H. Klaube_______________

Joerg H. Klaube

Chief Financial Officer