Form 10QSB/A
period 2002-03-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2002-12-24
CIK 838796

3: FORM 10-QSB

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

As Restated - see Note 2

ASSETS March 31, 2002

Current Assets

Cash .................................................................... $ 166,703

Accounts receivable, net of allowance for

doubtful accounts of 12,023 ............................. 182,807

Miscellaneous receivables .. 48,769

Inventories .......................................................... 2,150

Prepaid expenses ..................................................... 128,549

Total Current Assets ............................................ 528,978

Receivables due for payment after 12 months 83,750

Property, plant and equipment, net of accumulated

depreciation of $227,491 .. 54,385

Software, net of accumulated amortization of $612,480 ..... 894,810

Other assets .......................................................... 21,829

TOTAL ASSETS ........................................................... 1,583,752

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

Common Stock, $0.0001 par value, 100,000,000 shares authorized,

36,089,482 shares are issued and outstanding ........ 3,609

Additional paid-in capital .......................................... 18,939,906

Accumulated deficit ............................................... (19,109,395)

TOTAL STOCKHOLDERS' EQUITY (IMPAIRMENT)........ (165,670)

TOTAL LIABILITIES AND EQUITY (IMPAIRMENT).... $ 1,583,752

==========

See notes to consolidated financial statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

As Restated - see Note 2

Three Months Ended

March 31,

2002 2001

Total Revenues ..................................... $ 38,892 $ 202,522

Cost of Goods Sold ................................ 38,941 38,831

Gross Profit .................................................. (49) 163,691

Selling expenses ..................................... 155,219 421,482

General & administrative expenses ......... 425,961 568,004

Operating (Loss) ............................... (581,229) (825,795)

Interest expense, net ........................... (18,011) (14,263)

Non-Operating (Expense) ................. (18,011) (14,263)

Net (Loss) before taxes ... (599,240) (840,058)

Provision for income taxes 0 0

Net (Loss) .................................................... $ (599,240) $ (840,058)

========= = ========

Dividends accrued on preferred stock........... 31,792 77,927

Net (Loss) applicable to common shareholders $ (631,032) $ (917,985)

========= = ========

Loss per Common Share ............................... $ (0.02) $ (0.05)

= ======== = ========

Weighted Average Number of

Common Shares Outstanding .................. 30,867,482 15,745,597

========= = ========

See notes to consolidated financial statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

As Restated - see Note 2

Three Months Ended March 31,

2002 2001

Cash Flows from Operating Activities

Net (loss) ............................................ $ (599,240) $ (840,058)

Adjustments to net income (loss)

Depreciation and amortization ....................... 50,950 51,013

Stock issued for debt and expenses ... 176,510 18,000

Decreases (increases) in Assets

Accounts receivable ....................................... 7,843 20,798

Miscellaneous receivables .. (3,249) 19,975

Prepaid expenses ......................................... (87,997) 45,682

Increases (decreases) in Liabilities

Deferred revenues (6,321) 0

Accounts payable and accrued expenses ......... (134,065) 169,980

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

Dividend payments .. 0 (14,003)

Issuance of preferred stock .. 0 145,004

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

MARCH 31, 2002

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

(2) RESTATEMENT OF RESULTS

The Company has restated its financial statements for the three months period ended March 31, 2002. The restated financial results reflect the correction of an error in its accounting procedures related to revenue recognition, the nature of which is recording of a contract with extended payment terms as revenue. The impact of this adjustment of the Company's financial results as originally reported is summarized below:

3 Months Ended March 31,2002

As Reported As Restated

Retained earnings (deficit) $(18,903,145) $(19,109,395)

Revenue 10,767 38,892

Net (loss) (612,424) (599,240)

Income (loss) per share (0.02) (0.02)

(3) GOING CONCERN

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

(4) PREPAID EXPENSES

Prepaid expenses at the end of the quarter included a position of $90,000 representing the unamortized portion of the Company's chief executive officer's base salary for the remainder of the current year which was prepaid in February 2002 in the form of restricted common stock, in lieu of cash (see "Related Party Transactions").

(5) RECEIVABLES WITH EXTENDED PAYMENT TERMS

Accounts receivable include $83,750 with extended payment terms, due for payment after March 31, 2003. The underlying revenues for the entire amount have been deferred and are included in the position "Deferred Revenues".

(6) CONCENTRATIONS OF BUSINESS AND CREDIT RISK

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

(7) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at March 31, 2002:

Equipment	$166,130
Furniture and fixtures	69,976
Leasehold improvements	45,770
281,876
Less accumulated depreciation	227,491
Total	$54,385

Depreciation expense charged to operations was $11,970 in the first quarter 2002 and $12,034 in the first quarter 2001.

(8) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

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

(9) DEFERRED REVENUES

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

(10) LOANS AND NOTES PAYABLE

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

(11) LONG TERM DEBT

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

Less current maturities 133,529

Long-term debt, net of current maturities $ 274,890 ========

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

(12) INCOME TAXES

At December 31, 2001, the Company had net operating loss carry forwards approximating $17,200,000 for federal income tax purpose which expire between the years 2007 and 2021 and are subject to certain annual limitations.

The Company's total deferred tax asset and valuation allowance at December 31, 2001 are as follows:

Total deferred tax asset	$6,900,000
Less valuation allowance	6,900,000
Net deferred tax asset	$-

(13) COMMITMENTS AND CONTINGENCIES

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

(14) RELATED PARTY TRANSACTIONS

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

The new marketing strategy that the Company pursues emphasizes a broader approach covering several sales and distribution channels simultaneously: strongly focused efforts towards direct sales to selected potential key accounts in specific industry segments, tie-ins with multi-level marketing operations, and increased use of distributors and area-exclusive resellers. Management expects that the revised strategy which is currently being put into effect, will prove to be significantly more effective in supporting the Company's efforts of opening up the emerging market of ergonomic productivity software, a highly specialized segment with what the Company believes enormous potential. However, management does not expect that the restructuring of the Sales and Marketing group, as well as the change of its focus, will yield significant tangible results before later in the year.

No major contracts were received during the quarter. The significant volatility that the currently still very narrow revenue base implies, where one single order can largely determine a period's performance, also means that in the absence of such contracts, sales volume will be marginal. This deficiency, coupled with the disruption caused by the above restructuring efforts, resulted in a first quarter that showed only $38,892 in revenues, compared to $202,522 for the first quarter in 2001, when the Company received a major $130,000 contract

Selling- and general and administrative expenses for the quarter totaled $581,180 a decrease of 41% from the $989,486 recorded during the same period in 2001. The Company realized an operating loss of $581,229 for the first three months, compared to an operating loss of $825,795 in 2001. Non-operating expenses of $18,011 consisted of interest expenses, for a net loss of $599,240 for the period. After accounting for dividend accruals on outstanding preferred stock that totaled $31,792, the net loss applicable to common shareholders was $631,032 or $0.02 per share, compared to a loss of $917,985 or $0.05 per share for the same quarter in the previous year.

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

At March 31, 2002, the deficit in working capital amounted to $945,554 as compared to a deficit of $1,313,099 at December 31, 2001. This deficit continues to affect the pace at which the Company can proceed with its marketing programs, and limits its choices of venues. A planned larger capital raising transaction that would free the Company from these constraints is still in preliminary discussion stages. Until such a financing can be completed, the probability and timing of which is uncertain at this time, the Company will continue to have to succeed in obtaining series of smaller investments to fund on-going operations.

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

Item 2 CHANGES IN SECURITIES

- None

c) Issuance of unregistered securities

During the quarter ended March 31, 2002, the Company issued the following unregistered securities:

    7,052,000 shares of common stock to 21 accredited investors pursuant to private placement subscriptions, issued in reliance upon exemptions provided under Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act, and 679,111 shares of common stock pursuant to the exercise of stock purchase warrants previously issued, which resulted in the receipt by the Company of approximately $753,000 in cash;

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with Amendment No. 1 to the quarterly report of Magnitude Information, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2002 filed with the Securities and Exchange Commission (the "Report"), I, Steven D. Rudnik, President and Chief Executive Officer and I, Joerg H. Klaube, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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