Form 10QSB/A
period 2002-06-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2002-12-24
CIK 838796

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

CONSOLIDATED BALANCE SHEET

(Unaudited)

As Restated -see Note 2

ASSETS June 30, 2002

Current Assets

Cash .................................................................... $ 99,709

Accounts receivable, net of allowance for

doubtful accounts of 290 .......................... 229,500

Miscellaneous receivables .. 26,157

Inventories .......................................................... 2,150

Prepaid expenses ..................................................... 109,817

Total Current Assets ............................................ 467,333

Receivables due for payment after 12 months 41,875

Property, plant and equipment, net of accumulated

depreciation of $239,619 .. 43,614

Software, net of accumulated amortization of $651,460 ..... 855,830

Other assets .......................................................... 21,829

TOTAL ASSETS ........................................................... 1,430,481

========

LIABILITIES AND STOCKHOLDERS- EQUITY

LIABILITIES

Accounts payable and accrued expenses ................ 411,609

Deferred revenue 223,262

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

Common Stock, $0.0001 par value, 100,000,000 shares authorized,

47,278,175 shares are issued and outstanding ........ 4,728

Additional paid-in capital .......................................... 20,042,814

Accumulated deficit ............................................... (19,914,203)

TOTAL STOCKHOLDERS' EQUITY ....... 133,549

TOTAL LIABILITIES AND EQUITY ........................ $ 1,430,481

==========

See notes to consolidated financial statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

As Restated - see Note 2

Three Months Ended Six Months Ended

June 30, June 30,

2002 2001 2002 2001

Total Revenues ..................................... $ 92,492 $ 56,036 $ 131,384 $ 258,558

Cost of Goods Sold ................................ 38,937 42,211 77,878 81,042

Gross Profit .................................................. 53,555 13,825 53,506 177,516

Selling expenses ..................................... 219,029 313,185 374,248 734,667

General & administrative expenses ......... 602,909 638,190 1,028,870 1,206,194

Operating (Loss) ............................... (768,383) (937,550) (1,349,612) (1,763,345)

Interest expense, net ........................... (5,420) (18,968) (23,431) (33,231)

Non-Operating (Expense) ................. (5,420) (18,968) (23,431) (33,231)

Net (Loss) before taxes ... (773,803) (956,518) (1,373,043) (1,796,576)

Provision for income taxes 0 0 0 0

Net (Loss) .................................................... $ (773,803) $ (956,518) $(1,373,043) $(1,796,576)

========= = ======== ========= =========

Dividends accrued on preferred stock........... 31,005 53,280 62,797 131,207

Net (Loss) applicable to common shareholders $ (804,808) $(1,009,798) $(1,435,840) $(1,927,783)

========= = ======== ========= =========

Loss per Common Share ............................... $ (0.02) $ (0.05) $ (0.04) $ (0.10)

= ======== = ======== ========= =========

Weighted Average Number of

Common Shares Outstanding .................. 45,272,482 21,558,223 38,069,983 18,651,908

========= = ======== ========= =========

See notes to consolidated financial statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

As Restated - see Note 2

Six Months Ended June 30,

2002 2001

Cash Flows from Operating Activities

Net (loss) ............................................ $(1,373,043) $(1,796,576)

Adjustments to net (loss)

Depreciation and amortization ....................... 102,057 102,018

Stock issued for debt and expenses ... 321,685 27,388

Decreases (increases) in Assets

Accounts receivable ....................................... 3,025 42,080

Miscellaneous receivables .. 19,363 22,196

Inventories .. - 240

Prepaid expenses ......................................... (69,266) 113,280

Other assets ... - 1,200

Increases (decreases) in Liabilities

Deferred revenues (12,658) 207,220

Accounts payable and accrued expenses ......... (340,917) 222,102

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

Dividend payments . 0 (14,003)

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

The Company's primary product is an integrated suite of proprietary software modules marketed under the name ErgoManager™ which are designed to help individual computer users and businesses increase productivity and reduce the risk of potentially preventable repetitive stress injury (RSI). These software modules can be applied individually or together in a comprehensive ergonomic and early intervention program that seeks to modify a user's behavior by monitoring computer usage patterns over time and warning the user when to break a dangerous trend in repetitive usage of an input device, such as a keyboard or mouse. The product was developed to train people working on computers, monitor computer-use related activities and evaluate a user''s risk exposure and propensity towards injury or loss of effectiveness in connection with his/her day-to-day work. Moreover, the software enables a company to not only address the issue of health risks involving employees and to minimize resulting potential liabilities, but delivers a powerful tool to increase overall productivity.

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

(2) RESTATEMENT OF RESULTS

The Company has restated its financial statements for the three and six months periods ended June 30, 2002. The restated financial results reflect the correction of an error in its accounting procedures related to revenue recognition, the nature of which is recording of a contract with extended payment terms as revenue. The impact of this adjustment of the Company's financial results as originally reported is summarized below:

Quarter ended June 30, 2002 6 Months Ended June 30,2002

As Reported As Restated As Reported As Restated

Retained earnings (deficit) $(19,806,214) $(19,914,203)

Revenue $ 50,304 $ 92,492 61,071 131,384

Net (loss) (872,064) (773,803) (1,484,488) (1,373,043)

Income (loss) per share (0.02) (0.02) (0.04) (0.04)

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

(9) DEFERRED REVENUES

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

(11) LONG TERM DEBT

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

Less current maturities 33,529

Long-term debt, net of current maturities $ 274,890 ========

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

(12) INCOME TAXES

At December 31, 2001, the Company had net operating loss carry forwards approximating $17,200,000 for federal income tax purposes which expire between the years 2007 and 2021 and are subject to certain annual limitations.

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

Results of Operations:

The Company did not finalize any major new sales contracts during the reporting period. A large portion of the revenues for the quarter was contributed by support and maintenance services which accounted for $43,000 out of the total $92,492 revenues, which compare to $56,036 for the second quarter in 2001. During the current period, the Company continued its efforts to restructure its sales operations and pursue a broader marketing approach that seeks to cover additional distribution channels and access new markets. A potentially significant milestone was reached in June 2002 when the Company entered into an agreement with Shop America Network. Shop America, the fastest growing home shopping television network in the country, will be the Company's first foray into the consumer products market. In connection with this project, the Company released two new versions of its patented ergonomic software, specifically directed towards the adult and children consumer market. First broadcasts are expected to reach homes in selected geographical areas during the third quarter. In the business-to-business market segment, the Company continued sales discussions with several prospective industrial clients in the Fortune 1000 category. As mentioned in previous filings, these undertakings are pioneering marketing efforts whose outcome cannot be predicted with any degree of certainty, due to the relative newness of product and market.

Selling- and general and administrative expenses for the quarter totaled $821,938, a decrease of ~~9%~~ 14% from the $951,375 recorded during the same period in 2001. Significant variances are in the personnel expense and sales promotion areas which showed decreases of 21% and 80% respectively, primarily due to staffing reductions and the re-orientation in marketing efforts that temporarily curtailed advertising and trade show activities in favor of increased direct sales-related travel, whereby the expenditures for the latter almost doubled in size. Other notable increases were recorded for professional services, reflecting heightened efforts in investor relations and business consulting areas. For the second quarter as a total, the Company realized an operating loss of $768,383, compared to an operating loss of $937,550 in 2001. The net loss for the quarter was $773,803. After accounting for dividend accruals on outstanding preferred stock that totaled $31,005, the net loss applicable to common shareholders was $804,808 or $0.02 per share, compared to a loss of $1,009,798 or $0.05 per share for the same quarter in the previous year. The total for the first six months in 2002 was a net loss applicable to common shareholders of $1,435,840 or $0.04 per share, compared to a loss of $1,927,783 or $0.10 per share in 2001.

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

At June 30, 2002, the deficit in working capital amounted to $554,709, down from $945,554 at March 31, 2002. The deficit, although relatively improved, continues to challenge the Company's ability to aggressively proceed with certain marketing programs. The lack of adequate financing hinders long-term planning and continues to occupy management time and resources. Due to the presently decreased stock price management has moved more slowly on a planned larger capital raising transaction which would likely involve the leverage or issuance of significant quantities of additional common stock. Until such a financing can be completed, the probability and timing of which is uncertain at this time, the Company will continue to be forced to obtain necessary operating funds through series of smaller investments.

At the time of this submission, the Company had no bank debt. At June 30, 2002 its short-term liabilities, consisted primarily of $159,618 trade payables, approximately $490,000 in various accruals and deferred revenues (see "Accounts Payable and Accrued Expenses" and "Deferred Revenues" in the Notes to Financial Statements section), and $245,175 in accrued dividends on outstanding preferred stock. Recognizing the absence of surplus funds, management presently has no firm plan to liquidate the latter position in the immediate future. All of the long-term debt of approximately $275,000 is owed to the Company's chairman and chief executive officer and is evidenced by a promissory note maturing in July 2003.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with Amendment No. 1 to the quarterly report of Magnitude Information, Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission (the "Report"), I, Steven D. Rudnik, President and Chief Executive Officer and I, Joerg H. Klaube, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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