Form 10QSB/A
period 2002-09-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2002-12-24
CIK 838796

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

CONSOLIDATED BALANCE SHEET

(Unaudited)

As Restated - see Note 2

ASSETS September 30, 2002

Current Assets

Cash ................................................................... $ 3,755

Accounts receivable, net of allowance for

doubtful accounts of 418 ............................. 148,022

Miscellaneous receivables .. 26,800

Inventories .......................................................... 27,007

Prepaid expenses ..................................................... 66,206

Total Current Assets ............................................ 271,790

Property, plant and equipment, net of accumulated

depreciation of $252,113 .. 41,275

Software, net of accumulated amortization of $690,439 ..... 816,850

Other assets .......................................................... 23,784

TOTAL ASSETS ........................................................... 1,153,699

========

LIABILITIES AND STOCKHOLDERS- EQUITY (IMPAIRMENT)

LIABILITIES

Accounts payable and accrued expenses ................ 450,325

Deferred revenue . 27,629

Dividends payable ................................................... 238,607

Loans and notes payable ......................................... 141,000

Current maturities long-term debt ........................... 308,419

Current maturities lease obligations ........................ 8,467

Total Current Liabilities ....................................... 1,174,447

Long-term debt, less current portion ....................... 0

TOTAL LIABILITIES ................................................... 1,174,447

STOCKHOLDERS- EQUITY (IMPAIRMENT)

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

Common Stock, $0.0001 par value, 100,000,000 shares authorized,

53,518,986 shares are issued and outstanding ........ 5,352

Additional paid-in capital .......................................... 20,584,390

Accumulated deficit ............................................... (20,610,686)

TOTAL STOCKHOLDERS- EQUITY (IMPAIRMENT) ....... (20,748)

TOTAL LIABILITIES AND EQUITY (IMPAIRMENT) ....... $ 1,153,699

==========

See notes to consolidated financial statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

As Restated - see Note 2

Three Months Ended Nine Months Ended

September 30, September 30,

2002 2001 2002 2001

Total Revenues ..................................... $ 126,434 $ 34,150 $ 257,474 $ 292,708

Cost of Goods Sold ................................ 45,040 39,311 122,918 120,353

Gross Profit .................................................. 81,394 (5,161) 134,900 172,355

Selling expenses ..................................... 233,525 256,275 607,773 990,942

General & administrative expenses ......... 545,409 556,438 1,574,279 1,762,632

Operating (Loss) ............................... (697,540) (817,874) (2,047,152) (2,581,219)

Miscellaneous income 35,719 - 35,719 -

Miscellaneous expense .. - (156,789) - (156,789)

Interest expense, net ........................... (5,845) (9,670) (29,276) (42,901)

Non-Operating Income (Expense) ............ 29,874 (166,459) 6,443 (199,690)

Net (Loss) before taxes ... (667,666) (984,333) (2,040,709) (2,780,909)

Provision for income taxes 0 0 0 0

Net (Loss) .................................................... $ (667,666) $ (984,333) $(2,040,709) $(2,780,909)

========= = ======== ========= =========

Dividends accrued on preferred stock........... 28,817 26,354 91,614 157,561

Net (Loss) applicable to common shareholders $ (696,483) $(1,010,687) $(2,132,323) $(2,938,470)

========= = ======== ========= =========

Loss per Common Share ............................... $ (0.01) $ (0.04) $ (0.05) $ (0.14)

= ======== = ======== ========= =========

Weighted Average Number of

Common Shares Outstanding .................. 52,097,880 23,552,842 42,745,948 20,285,553

========= = ======== ========= =========

See notes to consolidated financial statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

As Restated - see Note 2

Nine Months Ended September 30,

2002 2001

Cash Flows from Operating Activities

Net (loss) ............................................ $(2,040,709) $(2,780,909)

Adjustments to net (loss)

Depreciation and amortization ....................... 153,531 152,933

Provision for bad debts .. (11,605) -

Stock issued for debt and expenses ... 443,379 27,388

Decreases (increases) in Assets

Accounts receivable ....................................... 131,950 102,432

Miscellaneous receivables .. 18,720 (129,627)

Inventories .. (24,857) 240

Prepaid expenses ......................................... (25,654) 319,138

Other assets .... (1,955) 2,600

Increases (decreases) in Liabilities

Deferred revenues (208,291) 204,548

Accounts payable and accrued expenses ......... (296,169) 95,915

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

Dividend payments - (14,003)

Issuance of common and preferred stock ........... 2,074,437 1,739,665

Net Cash Provided by Financing Activities 1,862,937 1,977,162

Net (Decrease) in Cash ........................................ (11,474) (29,124)

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

(2) RESTATEMENT OF RESULTS

The Company has restated its financial statements for the three and nine months periods ended September 30, 2002. The restated financial results reflect the correction of an error in its accounting procedures related to revenue recognition, the nature of which is recording of a contract with extended payment terms as revenue. The impact of this adjustment of the Company's financial results as originally reported is summarized below:

Quarter ended Sep. 30, 2002 9 Months Ended Sep. 30,2002

As Reported As Restated As Reported As Restated

Retained earnings (deficit) $(20,627,288) $(20,610,686)

Revenue $ 44,403 $ 126,434 105,474 257,474

Net (loss) (792,257) (667,666) (2,276,745) (2,040,709)

Income (loss) per share (0.02) (0.01) (0.06) (0.05)

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

(5) CONCENTRATIONS OF BUSINESS AND CREDIT RISK

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

(6) PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following at September 30, 2002:

Equipment	$172,088
Furniture and fixtures	75,530
Leasehold improvements	45,770
293,388
Less accumulated depreciation	252,113
Total	$41,275

Depreciation expense charged to operations was $36,593 in the first nine months of 2002 and $35,995 in the first nine months of 2001.

(7) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at September 30, 2002:

Accounts payable	$250,879
Accrued interest	51,649
Accrued commissions	18,341
Accrued salaries	4,285
Accrued professional fees	116,025
Miscellaneous accruals	9,146
Total	$450,325

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2002

(8) DEFERRED REVENUES

Deferred revenues at September 30, 2002, consist of $27,629 prepaid software maintenance and support charges which are amortized ratably over the remaining duration of the underlying maintenance agreements. At June 30, 2002, deferred revenues also included an amount of $174,000 representing revenues from one software licensing agreement where the Company has not been reasonably assured of the collectibility of the associated receivable which was invoiced to a foreign entity with extended payment terms and which was deferred in its entirety. Because significant portions of the receivable have become overdue at this time, management offset the receivable position against the corresponding deferral, and deferred recognition of this transaction until a time when payments are received.

(9) LOANS AND NOTES PAYABLE

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

(10) LONG TERM DEBT

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

(11) INCOME TAXES

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

(12) COMMITMENTS AND CONTINGENCIES

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

(13) RELATED PARTY TRANSACTIONS

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

Results of Operations:

In September 2002 the Company was awarded a major new sales contract, involving an enterprise license for Magnitude's Anti-Injury™ ergonomic software, for Lockheed Martin Corporation. Although the revenues from this transaction contributed only approximately $26,000 to this period's sales total, management because of the added visibility and credibility of such new client choosing these products as well as anticipated further revenues, expects the eventual impact on the Company's business and market posture to be much more substantial. The Company furthermore recognized $82,031 revenues relating to a larger contract that originated in June 2001 and comprised software licenses in the amount of $234,375, bringing the total thus far recorded during the first three quarters to $152,344. Of the remaining revenues for the quarter, support and maintenance services contributed $13,142. The quarter's total revenues amounted to $126,434, compared to $34,150 for the same period in 2001. During the current period, management implemented two new marketing initiatives that constituted the Company's first foray into the consumer products market, featuring two new versions of its patented ergonomic software, ErgoCoach and ErgoFun, that are specifically designed to address the adult and children consumer market. The previously announced campaign with ShopAmerica Network, focusing on TV-Based advertising, and a direct telephone marketing call-center initiative were launched. While initial results are as yet inconclusive, both of these undertakings are supplying valuable intelligence for the Company with respect to this new market segment. The Company's primary focus and sales efforts, however, continue to be directed towards expanding market awareness for the ErgoEnterprise version of its software, targeting the most important industry- and business segments.

Selling- and general and administrative expenses for the quarter totaled $778,934, slightly less than the $812,713 recorded during the same period in 2001. Personnel expense and professional services, the latter primarily for marketing and investor relations consultancies and for legal services, constituted the majority of these outlays, accounting for 47% and 22% respectively of total expenses. For the third quarter as a total, the Company realized an operating loss of $697,540, compared to an operating loss of $817,874 in 2001. After accounting for non-operating income and expenses, and dividend accruals on outstanding preferred stock, the net loss applicable to common shareholders for the period was $696,483 or $0.01 per share, compared to a loss of $1,010,687 or $0.04 per share for the same quarter in the previous year. The total for the first nine months in 2002 was a net loss applicable to common shareholders of $2,132,323 or $0.05 per share, compared to a loss of $2,938,470 or $0.14 per share in 2001.

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

At September 30, 2002, the deficit in working capital amounted to $902,657, up from a deficit of $554,709 at June 30, 2002. The deficit continues to challenge the Company's ability to aggressively proceed with certain marketing programs. The lack of adequate financing hinders long-term planning and continues to occupy management time and resources. Due to the presently decreased stock price management has moved more slowly on a planned larger capital raising transaction which would likely involve the issuance of significant numbers of additional common shares. Until such a financing can be completed, the probability and timing of which is uncertain at this time, the Company will continue to be forced to try obtaining necessary operating funds through series of smaller investments.

At the time of this submission, the Company had no bank debt. At September 30, 2002 its short-term liabilities outside of debt consisted primarily of $250,879 trade payables, approximately $199,000 in various accruals (see "Accounts Payable and Accrued Expenses" in the Notes to Financial Statements section), and $238,607 in accrued dividends on outstanding preferred stock. Recognizing the absence of surplus funds, management presently has no firm plan to liquidate the latter position in the immediate future. Debt included approximately $275,000 is owed to the Company's chairman and chief executive officer and is evidenced by a promissory note maturing in July 2003, and $41,000 demand loans provided by the Company's chairman and one outside director.

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

Item 2 CHANGES IN SECURITIES

- None

c) Issuance of unregistered securities

During the quarter ended September 30, 2002, the Company issued the following unregistered securities:

    2,290,000 shares of common stock to 5 accredited investors including an outside director of the Company pursuant to private placement subscriptions, issued in reliance upon exemptions provided under Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act, and 1,500,067 shares of common stock pursuant to the exercise of stock purchase warrants previously issued, altogether resulting in the receipt by the Company of approximately $379,000 in cash;

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