Form 10KSB
period 2002-12-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2003-03-28
CIK 838796

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2002


                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                                EXCHANGE OF 1934

            For the Transition Period From __________ to ____________

                          Commission File No. 33-20432

                       MAGNITUDE INFORMATION SYSTEMS, INC.
                       -----------------------------------
              Exact Name of Registrant as Specified in its Charter

              DELAWARE                              75-2228828
              --------                              ----------
  State or Other Jurisdiction of                   IRS Employer
  Incorporation or Organization                Identification Number

            401 State Route 24, Chester, New Jersey     07930
            ---------------------------------------     -----
            Address of Principal Executive Offices    Zip Code

                                 (908) 879-2722
                                 --------------
                Registrants Telephone Number, Including Area Code


           Securities Registered Pursuant to Section 12(b) of the Act:
           -----------------------------------------------------------
                                      NONE

     Title of Each Class            Name of Each Exchange on Which Registered
     -------------------            -----------------------------------------
           NONE                                      NONE

      Securities Registered pursuant to Section 12(g) of the Exchange Act:
      --------------------------------------------------------------------
                                      NONE


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes [X]   No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Registrant's revenues for the fiscal year ended December 31, 2002, were $369,443.

Common stock, par value $.0001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on March 4, 2003. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on March 4, 2003, ($0.10), the aggregate market value of the 54,460,697 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on March 4, 2003, was approximately $5,446,070. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

As of March 4, 2003, 60,834,304 shares of Common Stock, $.0001 par value, were outstanding.

             DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

                       MAGNITUDE INFORMATION SYSTEMS, INC.

                                    CONTENTS


PART I.
                                                                                       Page
                                                                                       ----
      Item  1. Business ............................................................    4

      Item  2. Properties ..........................................................   11

      Item  3. Legal Proceedings ...................................................   11

      Item  4. Submission of Matters to a Vote of Security Holders .................   11

PART II

      Item  5. Market for Registrant's Common Equity and Related Shareholder Matters   12

      Item  6. Selected Financial Data .............................................   14

      Item  7. Management's Discussion and Analysis of Financial Condition
               and Results of Operations ...........................................   15

      Item  8. Financial Statements and Supplementary Data .........................   17

      Item  9. Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure ................................................   17

PART III

      Item 10. Directors and Executive Officers of the Registrant ..................   18

      Item 11. Executive Compensation ..............................................   20

      Item 12. Security Ownership of Certain Beneficial Owners and Management ......   23

      Item 13. Certain Relationships and Related Transactions ......................   24

      Item 14. Controls and Procedures .............................................   25

PART IV

      Item 15. Exhibits and Reports on Form 8-K ....................................   26


               Signatures ..........................................................   27

               Exhibit Index .......................................................   28

                                     PART I
                                     ------

ITEM 1: BUSINESS

The Company
-----------

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

     The Company's primary product is an integrated suite of proprietary software modules marketed under the name ErgoEnterprise(TM) which are designed to help individual computer users and businesses increase productivity and reduce the risk of potentially preventable repetitive stress injury (RSI). These software modules can be applied individually or together in a comprehensive ergonomic and early intervention program that seeks to modify a user's behavior by monitoring computer usage patterns over time and warning the user when to break a dangerous trend in repetitive usage of an input device, such as a keyboard or mouse. The product was developed to train people working on computers, monitor computer-use related activities and evaluate a user's risk exposure and propensity towards injury or loss of effectiveness in connection with his/her day-to-day work. Moreover, the software enables a company to not only address the issue of health risks involving employees and to minimize resulting potential liabilities, but delivers a powerful tool to increase overall productivity.

Background
----------

     On June 24, 1997, the Company entered into an acquisition agreement whereby it acquired substantially all of the outstanding stock of Proformix, Inc., a Delaware corporation and manufacturer of ergonomic keyboarding systems. Proformix, Inc. in November 1998 changed its name to Magnitude, Inc. and is hereafter referred to as Magnitude, Inc. The business combination took the form of a reverse acquisition. The Company and Magnitude, Inc. remain as two separate legal entities whereby Magnitude, Inc. operates as a subsidiary of Magnitude Information Systems, Inc. On November 18, 1998, the Company sold Magnitude, Inc.'s hardware product line comprised of the ergonomic keyboard platform products and accessories, all related inventory and production tooling and warehousing assets, and all intellectual property rights including the Proformix name, to a Canadian company.

     On February 2, 1998, the Company entered into an Agreement and Plan of Merger with Rolina Corporation, a privately held New Jersey software developing firm, and acquired the rights to certain software products, with such software products subsequently forming the basis for the further development of the Company's proprietary ErgoEnterprise(TM) software system. The operations of Magnitude Information Systems, Inc. are currently comprised solely of the operations of Magnitude, Inc.

     The Company is currently subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934. The Company has the authority to issue an aggregate of One Hundred Million (100,000,000) Common Shares, par value $.0001, and Three Million (3,000,000) Preferred Shares, par value $.001, of which at December 31, 2002, Two Thousand Five Hundred (2,500) were designated as Cumulative Preferred Shares, par value $.001; Three Hundred Thousand (300,000) were designated as Series A Senior Convertible Preferred Stock, par value $0.001; Three Hundred Fifty Thousand (350,000) were designated as Series B Senior Convertible Preferred Stock, par value $0.001; One Hundred Twenty Thousand (120,000) were designated as Series C Senior Convertible Preferred Stock, par value $0.001; and Five Hundred Thousand (500,000) were designated as Series D Senior Convertible Preferred Stock, par value $0.001.

     As of December 31, 2002, there were outstanding 56,395,817 Common Shares, 1 Cumulative Preferred Share, and 195,968 Convertible Preferred Shares.

Narrative Description of Business
---------------------------------

     Magnitude Information Systems, Inc. is a pioneer and leader in the ergonomic productivity software market. With its Anti-Injury(TM) software as represented by ErgoEnterprise(TM), an interactive suite of Windows(TM) software products, Magnitude has developed and delivered the first integrated systems approach to computer ergonomics. The Company's patented proprietary software products provide business and government employers with a complete system for the evaluation and management of ergonomic and productivity risk factors with respect to the use of computers in the office environment. ErgoEnterprise(TM) is designed to help employers minimize preventable Repetitive Stress Injuries ("RSI") and enhance productivity through:

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

     We have received a patent from the U.S. Patent and Trademark Office relative to certain core inventions within the ErgoEnterprise(TM) system and we have applied for several more patents for our products.

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

     A study released in January 2001 by the National Academy of Sciences, originally commissioned by Congress and produced by the National Research Council, finds that work-related back, hand and wrist injuries affect about 1 million U.S. workers every year. The total cost of the resultant disorders is between $45 billion and $54 billion in compensation, lost wages and lower productivity. Increased awareness of the health risks and associated costs led the State of California several years ago implement an ergonomic regulation which directs qualifying employers to establish and maintain a program designed to minimize RSI's. Such program shall include work-site evaluation, control of the exposures that have caused RSI's, and training of employees. State agencies and employers in California face fines of up to $25,000 per incident for violating these regulations. The State of Washington adopted similar regulations in 2000, and other states have indicated a willingness to follow suit. The Company believes that the growing recognition of these trends will give rise to a rapidly expanding market for the Company's products.

The Industry
------------

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

Products, Trademarks
--------------------

     The Company's current primary product is a suite of nine proprietary software modules marketed under the name ErgoEnterprise(TM) which are designed to help individual computer users and businesses deal with potentially preventable repetitive stress injury (RSI). The nine software modules can be applied individually or together in a comprehensive ergonomic and early intervention program that seeks to modify a user's behavior by monitoring computer usage patterns over time and warning the user when to break a dangerous trend in repetitive usage of an input device, such as a keyboard or mouse. The product was developed to train people working on computers, monitor computer-use related activities and evaluate a user's risk exposure and propensity towards injury or loss of effectiveness in connection with his/her day-to-day work. Moreover, the package enables a company to not only address the issue of health risks involving employees and to minimize resulting potential liabilities, but delivers a powerful tool to increase overall productivity.

     The system is highly customizable for management, staff and employees. All components operate on any PC or workstation running the Microsoft Windows operating system. ErgoEnterprise(TM) is the first suite of software solutions that combines ergonomic remediation and productivity enhancement tools. Its nine component modules are described as follows:

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

ErgoSentry(R) measures rest against work in real time, tracking keyboard and mouse activity independently. ErgoSentry's patented algorithms, designed for prevention and control of RSI risk factors, monitor computer usage patterns over time and alert the user when to take micro-breaks, avoiding high-risk trends in keyboard or mouse usage through a unique and patented empowering feedback mechanism. Users are alerted to take these micro-breaks only when risk exposure exceeds configured limits.

EMSAnalyzer(TM) is designed to measure, analyze and manage all aspects of day-to-day computer use. Raw actual data of normal, everyday use are gathered through ErgoSentry(R) and accumulated for standard and customized reports that track, analyze and qualify how employees are using their computer stations.

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

Patents and New Products
------------------------

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


Studies Involving ErgoEnterprise(TM)
------------------------------------

     Magnitude has conducted productivity studies using ErgoEnterprise(TM) at various client and prospect sites.

     In July 1999, Cornell University released a study entitled "Effects of Ergonomic Management Software on Employee Performance," a field experimental test of the effects of ErgoEnterprise on computer work activity./1/ Professor Alan Hedge tested the effects of using Magnitude's ergonomic work pacing software to monitor keyboard and mouse activity, and to provide computer users with information on appropriate, discretionary rest breaks. The software also provided information on stretching exercises, appropriate postures, and appropriate workstation adjustments. The Wall Street office of a nationwide insurance brokerage firm was chosen as the test site for this study.

--------
/1/  Hedge,   A.   "Effects  of  Ergonomic   Management   Software  on  Employee
Performance." Cornell Human Factors Laboratory Technical Report /SP7991, Cornell University, July 1999.

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

     Alerting users to take more short rest and break periods improved work accuracy, and did not impair overall keystroke and mouse usage. These study results agree with previous research. In addition, the study concluded that from an economic standpoint, the performance benefits that may accrue from using ErgoEnterprise indicate a return on investment of approximately 3 months.

     One client, the California State Compensation Insurance Fund, conducted a survey using ErgoEnterprise in a pilot program from January 2000 - June 2000. The significant results of the study included:

     o    A 50% reduction rate in the total number of  Musculoskeletal  Disorder
          (MSD) Claims.
     o    A reduction by between 20% and 80% of OSHA reported injuries.
     o The actual workers' compensation savings in the pilot program was $120,000.
     o State Fund's projected annual workers' compensation cost savings was approximately $780,000.
     o    There was a total participation of employees in Pilot Program
     o    Employees postponed micro-breaks a maximum of nine minutes.
     o    There was 100% employee satisfaction while using ErgoEnterprise.
     o    Some employees used program to "warm up" prior to their beginning work

     In February 2001, a study by Cornell/Lockheed Martin titled Ergonomic Management Software and Work Performance presented an ROI analysis to quantify the potential economic impact of a 59% improvement in keystroke accuracy for the test group. Based on a combination of factors including estimated hourly employee costs which include some of the following: wages, benefits, occupied internal floor space, pre-study hourly error costs, hourly savings per person, and the annual "per seat" cost of ErgoEnterprise, the study indicated that the breakeven/payback period is achieved in 25.1 hours of usage. Several large industrial clients already have named ErgoEnterprise "Best Practice". The term "Best Practice" is an acknowledgement that a concept, process, or product is proven to produce the desired results and is applicable throughout the enterprise across organizational lines.

Ergonomic Advisory Board
------------------------

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

The EAB focuses on strategic issues, such as:

o What product functions, components, and interfaces should Magnitude's products possess?
o    What markets should Magnitude target?
o What kinds of ergonomics measures and methods should be provided or recommended?
o What kinds of ergonomics analyses may companies do with their collected datasets?
o    What kinds of research studies should Magnitude consider?
o How will Magnitude's products fit with current and proposed ergonomics regulations?

o    What other ergonomics issues should Magnitude consider?



EAB members serve two-year terms.  Today, the EAB is comprised of:

o        Professor Alan Hedge, Ph.D. - EAB Chairman
         Expertise in office ergonomics and computer ergonomics issues.

o        Professor Hal Hendrick, Ph.D., CPE, DABFE
         Past-president of the Human Factors and Ergonomics Society, with expertise in macroergonomics focusing on ergonomics and organizational effectiveness.

o        Professor Rob Henning, Ph.D., CPE
         Expertise in rest-break and human performance issues.

o        Mark Carleson
         Consultant and Former Deputy Director and Chief of Enforcement of Cal/OSHA from 1990-1999.

o        Inger Williams, Ph.D.
         Consultant on school ergonomic issues.

o        Chris Grant, Ph.D., CPE
         Expertise in office ergonomics and Ergonet.

Members of the EAB do not endorse specific Magnitude products, but do agree to have their names and brief biographies on Magnitude's Website and included in press releases about the role and activities of the EAB.


Business Strategy
-----------------

     The most important prospective customers for the Company's products are large and medium companies, organizations, and governmental departments and agencies that have a relatively large staff working in computer-related functions. These entities not only are more cognizant of the health risks and negative effect on productivity associated with many of the traditional tools of the computerized workplace and therefore tend to be more receptive to new remedial solutions and alternatives based on the science of Ergonomics, but also have a significant exposure in terms of legal liabilities if they fail to act by addressing these potential risks. On an on-going basis, the increasing cost of workers compensation insurance creates a growing incentive to deal with the underlying causes.

     With its new proprietary ergonomic software the Company offers a comprehensive and effective tool for corporate clients to address the three major issues involved: (a) employee wellness, (b) cost containment and productivity enhancement, and (c) potential legal liabilities. While certain portions of the ErgoEnterprise(TM) software suite have been previously marketed as individual modules, the release to the market, in November 1998, of an overall integrated solution in form of the ErgoEnterprise(TM) system constituted a novel approach.

     Since that time, the product has been installed by a growing number of corporate and institutional clients. Typically, in view of the new-ness of product and market, such client initially purchases a license for a "pilot version" of the software, functionally complete but limited to a smaller number of users. After undergoing a process of familiarization and evaluation the client is expected to upgrade to the intended ultimate number of users which, by definition, should encompass all personnel exposed to the above described risks. Many tests and evaluations by third parties have confirmed to the Company's satisfaction that its product is mature, stable, and effective. It is with a high degree of confidence, therefore, that the Company expects many of the ongoing trial installations to lead to larger enterprise orders and, thereby, to the targeted revenue stream. The key to economic success lies in a comprehensive marketing approach that carries the Company's message to the largest possible number of prospective clients.

     The Company intends to continue developing strategic marketing relationships with leading business consultants, to broaden its distribution channels to include tiered marketing arrangements, and to strengthen its direct sales force and support organization, thereby focusing on a marketing approach which emphasizes the advantages that accrue to a business from the unique combination of risk management and productivity enhancement tools provided by ErgoEnterprise(TM).


Research and Development
------------------------

     The Company has invested considerable resources in the further development of the overall ErgoEnterprise(TM) system and related product documentation and marketing collateral materials. In late summer 1997, the first official version of ErgoEnterprise(TM), Version 1.78, was released, followed in October 1998 by Version 2.12., in April 1999 by Version 3.05, and in July 2000 by Version 4.0. The Company is currently shipping Version 5.0 which was released in July 2001.

     The Company has expensed all expenditures related to the above efforts. Such expenses totaled approximately $183,000 for the year ended December 31, 2002, and $139,000 for the year ended December 31, 2001.

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

     The Company is not aware of any products that compete - in terms of breadth of functionality - with the integrated software product suite that is marketed by the Company under the trade name ErgoEnterprise(TM). While the Company believes that it currently has a strategic competitive advantage in ergonomic software, especially with regard to its patented algorithms underlying the product, there can be no assurance that competitors will not attempt to copy the Company's products or develop and successfully license similar products, to the Company's detriment.


Seasonality and Dependency
--------------------------

     The industry segment in which the Company does business is not seasonal. The Company's past revenues come primarily from smaller orders for pilot projects and field tests, and a limited number of individual larger orders where successfully completed pilot projects led to departmental or enterprise-wide deployment. The nature of the business does not usually involve repeat orders and therefore does not create dependency on a specific customer or group of customers. The Company's future success is dependent upon its ability to increase the frequency where initial pilot installations result in larger contracts, as corporate clients introduce the Company's software products across the entire spectrum of computer workplaces throughout their company or specific divisions/departments. The relative major impact of individual larger orders, the receipt or timing of which cannot be predicted with any degree of accuracy, creates a significant measure of volatility that adds a degree of uncertainty to all current planning and forecasting. There can be no assurance that the Company will generate enough revenues during the coming periods, in a timely manner and sufficient in scope, to finance and support the Company's planned future growth as expected by management.

Employees
---------

     As of December 31, 2002, the Company employed 12 persons, of whom four were primarily engaged in research and development and software support activities, four were primarily engaged in sales and marketing, and four in general administrative and managerial functions. The Company has no collective bargaining agreements with its employees.


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

                                                  OTC-BB
                                                  ------
                                       High/Ask            Low/Bid
                                       --------            -------
2001
----
         First Quarter...............  $  1.16            $  0.38
         Second Quarter..............     0.62               0.27
         Third Quarter ..............     0.54               0.22
         Fourth Quarter .............     0.30               0.12

2002
----
         First Quarter...............  $  0.29            $  0.08
         Second Quarter..............     0.29               0.12
         Third Quarter ..............     0.23               0.09
         Fourth Quarter .............     0.17               0.10

(b)  Shareholders

     As of March 4, 2003, there were approximately 350 shareholders of record for the Company's Common Stock. The number of record holders does not include shareholders whose securities are held in street names.

(c)  Dividends

     The Company has not declared or paid, nor has it any present intention to pay, cash dividends on its common stock. The Company is obliged, under certain circumstances, to pay cash dividends on its outstanding cumulative preferred and convertible preferred stock. At December 31, 2002, the Company was in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears totaled approximately $210,000.

Recent Issues of Unregistered Securities
----------------------------------------

     During the fourth quarter of 2002 the Company had issued the following unregistered securities:

     (i) 2,125,000 shares of common stock to seven foreign accredited investors pursuant to private placement subscriptions under Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act, which resulted in the receipt by the Company of $191,250 in cash;

     (ii) 262,500 shares of common stock and 463,890 shares of common stock pursuant to the exercise of stock options and warrants, respectively, at the price of $0.10 per share which resulted in the receipt by the Company of $26,250 in cash and the cancellation of $46,389 in current liabilities;

     (iii) 90,000 shares of common stock to two consultants for services rendered.

     (iv) 16,441 shares of common stock issued to an employee for sales commissions.

     (v) During the quarter, the issuance of 81,000 shares previously recorded in connection with the exercise of stock options, was reversed

     In addition, during the fourth quarter of 2002, the board of directors of the Company approved resolutions affecting previously issued or to be issued securities, as follows:

     (i) During a meeting on October 8, 2002, the board approved a downward adjustment of the exercise price of stock options for 262,500 shares, previously issued to an outside director, to $0.10 per share, conditioned upon the exercise of such restated options;

     (ii) During a meeting on December 23, 2002, the board approved the placement of common stock with accredited private foreign investors pursuant to private placement subscriptions under Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act, at a price of $0.10 per share for an aggregate of up to $3,000,000 in proceeds.


Amendment to Registration Statement on Form SB-2
------------------------------------------------

     On December 24, 2002, the Company filed a Pre-Effective Amendment No.3 to its Form SB-2 registration statement previously filed with the Securities and Exchange Commission in 2001. The Amendment was declared effective on January 16, 2003. The Company did not receive any proceeds from the sale of any of the registered securities.

Registration of Securities under Section 12(g)
----------------------------------------------

     On December 27, 2002, the Company filed with the Securities and Exchange Commission a Form 8-A12g registration statement, registering its class of common stock, $0.0001 par value per share under Section 12(g) of the Securities Exchange Act of 1934.

ITEM 6: SELECTED FINANCIAL DATA


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

SELECTED FINANCIAL DATA

Balance Sheet                                                       December 31,
                                                                        2002
                                                                    -----------
Total assets .........................................              $   927,832
Current liabilities ..................................                1,064,750
Long-term debt .......................................                  200,000
Working capital ......................................                 (964,689)
Shareholders' equity .................................              $  (336,918)


Statement of Operations                          For the Year Ended December 31,
                                                 ------------------------------
                                                     2002              2001
                                                 ------------      ------------
Total revenues .............................     $    369,443      $    374,839
Operating income (loss) ....................       (2,847,990)       (3,316,082)
Net (loss) .................................       (2,642,673)       (3,274,470)
Net (loss) after dividends
On Preferred Shares ........................       (2,763,104)       (3,463,823)

Net loss per common share ..................     $      (0.06)     $      (0.16)
Number of shares used in computing
per share data .............................       44,509,412        21,466,050

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations for the Year Ended December 31, 2002
----------------------------------------------------------

     Fiscal Year 2002 was another challenging year for the Company. A continued shortage of cash - the result of slower than expected revenue growth coupled with an inability to attract sufficiently large amounts of new working capital on terms acceptable to the Company - hampered efforts to implement a more wide-ranging marketing program that would introduce the Company and its products
- as the best and most cost effective solution to the vexing problem of repetitive stress injuries afflicting a growing percentage of people, in business, government, and private life - to the general public. While the Company has succeeded in several instances to attract the attention of well known large corporate clients, the frequency and current volume of such transactions has been insufficient to support operations at large. During the year, much of management's time and efforts were dedicated to raising capital. It has become increasingly important that the Company conclude a larger financial transaction that would supply the necessary capital to support a new marketing programs and free available management resources towards the task of growing the business.

     For the year ended December 31, 2002, the Company had revenues of $369,443, slightly less than the $374,839 achieved in 2001. A major portion of the 2002 revenues was attributable to one account, which accounted for approximately 63% of total sales.

     Gross profits amounted to $207,573 for a 56% gross margin. Gross profits are burdened with a fixed charge for amortization of certain proprietary software assets. Such software assets underlie the Company's products and are being amortized on a straight line over 10 years, resulting in a level charge of approximately $13,000 per month to cost-of-goods-sold. Owing to the fact that variable cost-of-goods-sold expenses are in the vicinity of only 5%, the gross margins will increase with larger revenues, as the portion of fixed expenses decreases relatively. After deducting selling -, research -, and general and administrative expenses of $3,055,563 which decreased by 13% from the $3,531,655 recorded in 2001, the Company realized an operating loss of $2,847,990, compared to an operating loss of $3,316,082 in 2001. Non-operating income and expenses included $48,946 net interest expense, $27,740 charges for losses on assets, and $75,719 in non-recurring income consisting of extraordinary gains from the dissolution of certain prior year accruals. The Company also realized a credit of approximately $210,000 from the sale of net loss carry-forward tax credits pursuant to New Jersey Emerging Technology and Biotechnology Financial Assistance Act. The year concluded with a net loss of $2,642,673. After accounting for dividend accruals on outstanding preferred stock which totaled $120,431, the net loss applicable to common shareholders was $2,763,104 or $0.06 per share, compared to a loss of $3,463,823 or $0.16 per share for the previous year.

     The decrease in operating expenses is primarily the result of lesser expenditures for certain marketing programs and of efforts to curtail general and administrative expenses across the board. Certain expense categories, however, experienced increases, primarily legal and other expenses relating to investor relations and other expenditures associated with financing and other corporate undertakings. Management is committed to review the merit of all activities with respect to cost/benefit relations on an on-going basis and exercise due diligence in day-to-day operations with the goal of reducing all non-critical expenditures.

Liquidity and Capital Resources
-------------------------------

     As explained in more detail below, during 2002 management continued its efforts to find new equity capital for financing the Company's ongoing operations. Such efforts were successful in attracting approximately $2.3 million in new equity funding in the form of cash, as well as converting approximately $200,000 debt into equity.

     At December 31, 2002, the deficit in working capital amounted to $964,689 as compared to $1,313,099 at December 31, 2001. Stockholders' equity showed an impairment of $336,918 at the end of the year, compared to an impairment of $441,629 at the beginning of the year. The negative cash flow from operations totaled approximately $2.1 million and was substantially financed by new equity which was obtained through private placements. The new equity placements were consummated by issuance of common stock to accredited private investors in the U.S. and overseas. Details of such transactions can be found in the "Changes and Issuance of Securities" sections in the Company's reports on Form 10-QSB during the year, as well as in the pertinent section of this report. The Company had filed an amended registration statement on Form SB-2 which covered the common shares directly issued as well as the common shares underlying the previously issued convertible preferred stock and warrants, in connection with these and prior financing transactions. The registration statement was declared effective by the Securities and Exchange Commission on January 16, 2003. During the first three months of 2003 and up to the time of this submission, more recent equity financing transactions have generated approximately $430,000 cash in the aggregate which was utilized to finance operations during that period.

     At the time of this submission, the Company had no bank debt. At December 31, 2002 its short-term liabilities, aside from trade payables and accruals, consisted of certain notes and loans aggregating approximately $233,000 of which $75,000 was owed to the chairman and chief executive officer of the Company in form of demand notes (see "Related Party Transactions"). All of the long-term debt of approximately $200,000 was likewise owed to the chairman and chief executive officer and evidences by a promissory note maturing in July 2004.

     Current cash reserves and net cash flow from operations expected during the near future are inadequate when measured against present and anticipated future needs. In order to remedy the resulting liquidity constraints and address any "going-concern" issues, management is currently negotiating with several financing sources with the goal of obtaining commitments for substantial investments in form of debt or equity capital, to be funded during the upcoming quarter. There can be no assurance, however, that these negotiations will lead to the desired outcome.


Outlook
-------

In the absence of sufficient capital funding management could not maintain any meaningful marketing programs. Giving much wider exposure to the general public of the nature and risks associated with repetitive stress injuries, and the important role that the Company and its software products can play in this environment by providing costs effective remedial solutions for these problems, is an expensive but necessary undertaking. Until larger financial resources can be made available all sales and marketing efforts must therefore be limited to one-on-one direct sales efforts with a limited number of prospects. In doing so, management will try to capitalize on certain visible success stories with well known larger companies that have purchased and successfully utilized the Company's products. This is a slow process that is expected to yield substantial cash flows only during the third and fourth quarters in 2004.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The Company's Financial Statements and Notes to Financial Statements are attached hereto as Exhibit A and incorporated herein by reference.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no changes in or disagreements with the Registrant's independent auditors during the last two years.

                                    PART III
                                    --------

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

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

Resumes:
--------

     Steven D. Rudnik , Age 43 - Chairman and Chief Executive Officer, President. Mr. Rudnik personally developed many of the copyrighted software products offered by Magnitude Information Systems. Mr. Rudnik co-founded Rolina Corporation in 1996. Prior to 1996, Mr. Rudnik had executive level positions in software product development and software company operations. In 1983, Mr. Rudnik joined Randall-Helms International, Inc. Over the next 13 years, he conceived and developed four independent families of stock market modeling software products aimed at the worldwide "large cap" institutional investor market. These product families generated over US$ 25 million in sales from more than 400 clients in 23 countries. Mr. Rudnik was Executive Vice President and Partner at Randall-Helms when it was sold in 1995.

     Joerg H. Klaube , Age 61 - Chief Financial Officer, Senior Vice President. Joined Magnitude, Inc. in December 1994. From 1993 to 1994 he was Vice President Administration for Comar Technologies Inc., a computer retail firm, and from 1983 to 1993 Chief Financial Officer for Unitronix Corporation, a publicly traded software design and computer marketing firm. Prior to that, Mr.Klaube was employed for 16 years with Siemens Corp., the US subsidiary of Siemens AG, where he served most recently as Director of Business Administration for its Telecommunications Division. He graduated from the Banking School in Berlin, Germany, and holds an MBA degree from Rutgers University.

     Steven W. Jagels, Age 43 - Senior Vice President Information Systems. Mr. Jagels joined Magnitude in February 1998. Mr. Jagels has 20 years of software development experience in such diverse disciplines as clinical laboratory analysis, stock market modeling, artificial intelligence, and retail business applications. Mr. Jagels also has experience in the software industry, including software management, project development, systems analysis, and training. Prior to his software career, Mr. Jagels had five years experience in biomedical engineering and management.

     Joseph J. Tomasek, Age 56 - Director. Mr. Tomasek was appointed a director in February 2000. He has been engaged in the private practice of corporate and securities law in his own law firm for the last ten years. Mr. Tomasek was appointed to serve as general counsel for the Company in 1999. In addition to his work with the Company, Mr. Tomasek represents several other clients in the United States and Europe in corporate finance matters.

     Steven L. Gray, Age 54 - Director. Mr. Gray was elected to serve on the Board on May 18, 2000. He is a resident of Venice, Florida. For the past 3-1/2 years, Mr. Gray has served as the President and is a shareholder of a private Florida corporation engaged in the retail distribution of nutritional products. This corporation has a customer base in nine countries. Prior to that time, Mr. Gray ran his own real estate development company, specializing in the design and construction of multi-family housing.

     Ivano Angelastri, Age 40 - Director. Mr. Angelastri was elected to serve on the Board on May 18, 2000. He is a resident of Zurich, Switzerland. Mr. Angelastri has been active in portfolio management services for many years. Since January 24, 2001 he is the Managing Director of T&T Vermoegensverwaltungs AG, Zurich whose main business is portfolio management. Prior to his current position, Mr. Angelastri served as Managing Director of Megan Services where he also performed financial advisory and portfolio management services.

Other Employees
---------------
Mark A. Fuller, SVP Business Development       Feb. 15, 2002, until Dec. 8, 2002

Subsequent Event
----------------
On January 1, 2003, Mark Chroscielewski joined the Company in the capacity of Senior Vice President Business Development, in charge of Sales and Marketing.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

     The Company knows of no person, who at any time during the period from January 16, 2003, the date at which compliance with Section 16)a) became applicable, to the present, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a). Based upon a review of Forms 3, 4 and 5 furnished to the Company under Rule 16(a)-3(d) the Company knows of no Reporting Person that failed to file the required reports within the required time limits.

ITEM 11: EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation and executive capacities for the fiscal years ended December 31, 2002, December 31, 2001, and December 31, 2000, for the chief executive officer and for each executive officer whose aggregate cash remuneration exceeded $100,000, for all executive officers as a group, and for certain other most highly compensated employees:

---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------
                                                                       Other           Restricted     Securities        All
         Name and                                                      Annual            Stock        Underlying       Other
    Principal Position        Year    Salary ($)    Bonus ($)     Compensation($)      Awards ($)    Options ($)    Compens.($)
                                         (1)                            (2)               (3)            (4)            (5)
---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------
Steven D. Rudnik             2002      133,333(6)             -              12,560          42,000             -          1,650
Chief Executive Officer,     2001         130,171             -              10,800               -             -          3,250
President                    2000         122,185             -               8,100               -             -          3,250
---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------
Joerg H. Klaube              2002         125,000             -               9,087          42,000             -          1,710
Sr. Vice President,          2001         122,375             -               9,000               -             -          1,710
CFO                          2000         116,923             -               2,250               -             -          1,710
---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------
Steven W. Jagels             2002         108,333             -               9,000               -             -              -
Sr. Vice President           2001         100,000             -               9,000               -             -              -
Information Systems          2000          95,000             -               2,250               -             -              -
---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------

---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------
All executive officers
As a group (3 persons)       2002         366,666             -              30,647
---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------

_______________________
(1)  The value of other non-cash compensation, except for the items listed under
     (2), (3), (4) and (5), that was extended to or paid for individuals named above did not exceed 10% of the aggregate cash compensation paid to such individual, or to all executive officers as a group.
(2)  Consists of automobile expenses allowances and taxes paid.
(3) During 2002, the Board of Directors approved stock awards of 300,000 restricted shares each to Rudnik and Klaube. These shares are listed in the table above at the market price for unrestricted stock at the time of the award quoted. The number and value of the aggregate restricted stock holdings at the end of fiscal year 2002 (using market prices of unrestricted stock at the end of the fiscal year) are as follows: S.Rudnik:
     1,477,778  shares -  $236,444;  J.Klaube:  300,000  shares -  $48,000.  The valuation of stock awards and end-of-year holdings is in conformity with guidelines set forth for SEC Regulation S-B Item 402 (b)(2)(iv). All such shares are fully vested. The Company does not currently foresee to pay dividends on any of these shares.
(4)  See table for "Stock Options" below.
(5)  Consists of premiums for personal life insurance.
(6) During 2002, the Board of Directors approved the issuance of 1,100,000 restricted shares in lieu of $110,000 cash salary; the stated salary figure includes such shares, valued at the nominal $110,000 which they replaced.



Stock Options :

     The following table sets forth stock options granted during 2002 pursuant to the Company's 1997 Stock Option Plan and 2000 Stock Incentive Plan, to executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:


                           Number of Common              % of Total Options
                           Shares Underlying             Granted to Employees   Exercise         Expiration
Name                       Options Granted               and Directors in FY    Price ($/Sh.)    Date
----                       ---------------               -------------------    -------------    ----
S. Jagels                    250,000                        38.2%               0.1325           2/18/07
S. Jagels                     20,000                     incl. in above           0.10           7/15/02
J. Klaube                    250,000                         35.4%              0.1325           2/18/07

     The following table sets forth aggregated stock option and warrant exercises during 2002 by executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:


                           Shares                                      #of Shares Underlying     Value of Unexercised
                           Acquired                  Value             Unexercised               In-the-Money Options
Name                       on Exercise (#)           Realized ($)      Options/Warrants          & Warrants at Y/E ($)
----                       ---------------           ------------      ----------------          ---------------------
S. Jagels                   20,000                      800                       --                     --
S. Gray                    262,500 (1)               10,500                  824,275                      0
I. Angelastri              400,000 (1)               23,120                  512,500                      0

__________________
(1) The board of directors of the Company approved a reduction in the exercise prices for these options and warrants, from $1.00 (for 550,000 shares) and $0.75 (for 112,500 shares) to $0.10 per share, contingent upon the immediate exercise of such options or warrants. In conformity with SEC Regulation S-B Items 402
(b)(2)(iv) and 402 (d) (2) the realized value figure is based upon the market price of unrestricted shares at the time of exercise although the shares so issued carried a restrictive legend.

1997 Stock Option Plan:
-----------------------

     The Company's 1997 Stock Option Plan, as filed with Information Statement pursuant to Section 14(c) with the Commission on July 1, 1997, and with Registration Statement on Form S-8 with the Commission on September 8, 1997, is hereby incorporated by reference.

2000 Stock Incentive Plan:
--------------------------

     The Company's 2000 Stock Incentive Plan, as filed with the Commission as an exhibit to the quarterly report on Form 10-QSB for the period ended March 31, 2000, is hereby incorporated by reference.

Compensation of Directors:
--------------------------

     The Company currently pays no outside directors' fees. Outside directors are awarded stock options for 40,000 shares each upon commencement of their office. In addition, the three incumbent outside directors have been granted, in 2002, restricted stock awards for services rendered, as follows: I. Angelastri 500,000 shares, S. Gray 600,000 shares, J. Tomasek 500,000 shares.

     During 2002, one outside director of the Company who also serves as the Company's general and securities counsel, was paid an aggregate $145,893 for legal services.

AUDIT COMMITTEE
---------------

     The Company has appointed an Audit Committee in accordance with the provisions of the Sarbanes-Oxley Act of 2002, comprised of two independent outside directors of the Company, one of whom, S. Gray, is a financial expert with knowledge of financial statements, generally accepted accounting principles and accounting procedures and disclosure rules.

CORPORATE GOVERNANCE AND CODE OF ETHICS
---------------------------------------

     The Company has always been committed to good corporate governance. In furtherance of this commitment, during 2002 the Board of Directors expanded the duties of the Company's Audit Committee by increasing the Committee's duties specifically to include responsibility and oversight of corporate governance matters and adherence to the Company's Code of Ethics.

     In light of this expanded mandate, the Audit Committee, with the assistance of legal counsel, engaged in an in-depth study to examine the Company's corporate governance policies and procedures, with the goal of strengthening the Company's commitment to good governance practices. While the Committee recognized that rules were still being established under the Sarbanes-Oxley Act of 2002 and that the Electronic Bulletin Board had not yet adopted rules to enhance its governance standards, the Committee felt it was important to take action at this time as a means of expressing the Company's commitment in this area.

     At the conclusion of this study, the Board of Directors adopted a set of Corporate Governance Guidelines, which incorporate many of the Company's pre-existing policies and practices as well as enhancements derived from the Committee's current review. In addition, the Board of Directors amended the charter of the Audit Committee to reflect its enhanced responsibilities. A copy of the Corporate Code of Ethics and Conduct is set forth as an exhibit to this Form 10-KSB.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 1, 2003, the record and beneficial ownership of common stock of the Company by each executive officer and director, all executive officers and directors as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:


Title             Name and Address of                 Amount and Nature of              Percent
of Class )*       Beneficial Owner                    Beneficial Ownership (1)          of Class
-----------       ----------------                    ------------------------          --------
Common            Ivano Angelastri                    1,712,500 (2)                      2.79%
Stock             Steven L. Gray                      2,700,104 (3)                      4.38%
                  Steven W. Jagels                      622,083 (4)                      1.01%
                  Joerg H. Klaube                       860,517 (5)                      1.40%
                  Steven D. Rudnik                   9, 374,595 (6)                     13.84%
                  Joseph J. Tomasek                     762,500 (7)                      1.25%

                  Address of all persons above:  c/o the Company.

                  All Directors and Executive Officers   16,032,299                     22.74%
                  as a Group (6 persons)


)* The Company also has issued and outstanding as of March 1, 2003, 195,968 shares of its Senior Convertible Preferred Stock, with concentrations in excess of 10% for one or more of the holders of such stock, however, none of such shares bear any voting rights.

____________________________

(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock which such person has the right to acquire within 60 days of March 1, 2003. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.
(2)  Includes options to acquire 512,500 shares.
(3)  Includes options to acquire 400,275 shares and warrants for 424,000 shares.
(4)  Includes options to acquire 602,083 shares.
(5)  Includes options to acquire 560,417 shares.
(6) Includes options to acquire 4,147,917 shares and conversion rights for 2,748,900 shares.
(7)  Includes options to acquire 262,500 shares.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     On March 31, 2000, the Company and its President and Chief Executive Officer agreed to convert a current liability payable to him in the amount of $374,890 into a Company obligation, of which $100,000 was subsequently classified as due on demand, which was repaid in April 2002, with the remaining balance of $274,890 maturing July 1, 2002. On February 19, 2002, the maturity of the term portion of $274,890 was extended to July 2003, and the board of directors of the Company approved a change in the conversion option towards a rate of $0.10 per share. In February 2003, the maturity of $ 200,000 of the remaining open balance was extended to July, 2004.

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

     During the third quarter in 2002, an outside director exercised options for the purchase of 262,500 shares, at the price of $0.10 per share.

     During 2002 and 2001, one outside director of the Company who also serves as the Company's general and securities counsel, was paid an aggregate $145,893 and $108,600, respectively, for legal services.

     In January 2003, the Company and its President and Chief Executive Officer agreed to issue 1,000,000 restricted shares of common stock bearing piggy-back registration rights, in lieu of $100,000 cash remuneration representing a portion of salary payments due to be paid during 2003.

ITEM 14: CONTROLS AND PROCEDURES


Evaluation of disclosure controls and procedures:

Based on their evaluation as of a date within 90 days of the filing date of this report, our principal executive officer and principal financial officer have concluded that Magnitude Information Systems, Inc.'s ("the Company's") disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

Changes in internal controls:

There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above, nor were there any significant deficiencies or material weaknesses in the Company's internal controls. Accordingly, no corrective actions were required or undertaken.

Limitations  on the effectiveness of controls:

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

                                     PART IV

ITEM 15: EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     The Exhibits that are filed with this report or that are incorporated by reference are set forth in the Exhibit Index attached hereto.


(b)  Reports on Form 8-K

     On December 24, 2002, the Company filed a report on Form 8-K informing that it had restated certain financial information contained in its previous reports on Forms 10-QSB and 10-KSB covering fiscal year 2001 and the first three quarters in fiscal year 2002.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



  MAGNITUDE INFORMATION SYSTEMS, INC.



  By:      /s/ Steven D. Rudnik                         Date:    March 27, 2003
           -------------------------------------------
           Steven D. Rudnik
           President and Chief Executive Officer
                    (Principal Executive Officer),
           Chairman of the Board


  By:      /s/ Joerg H. Klaube                         Date:    March 27, 2003
           -------------------------------------------
           Joerg H. Klaube
           Secretary, Chief Financial Officer
           (Principal Financial Officer)


In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Name                                         Date
         ----                                         ----

         /s/ Ivano Angelastri                         March 27, 2003
         ----------------------------------
         Ivano Angelastri, Director


         /s/ Steven L. Gray                           March 27, 2003
         ----------------------------------
         Steven L. Gray, Director


         /s/ Joseph J. Tomasek                        March 27, 2003
         ----------------------------------
         Joseph J. Tomasek, Director

EXHIBIT INDEX

(A)       Restated Financial Statements and Notes to Financial Statements

(3)(i) Articles of Incorporation and Amendments thereto, incorporated herein by reference to Exhibits of previous filings with the Commission.

(3)(ii) Bylaws of the Company, incorporated herein by reference to Exhibits of previous filings with the Commission.

(21)      Subsidiaries of the Company:

          (i) Magnitude, Inc. is a corporation formed under the laws of the State of Delaware and is the name under which it conducts business.

(23)      Independent Auditors' Consent - attached to Exhibit A.

(99.1) Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(99.2)    Corporate Code of Ethics and Conduct


OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE

(a) The Company's Quarterly Reports on Form 10-QSB for the periods ended March 31, 2002, June 30, 2002, and September 30, 2002.

(b) All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act since the Company's fiscal year ended December 31, 2001

              Magnitude Information Systems, Inc. and Subsidiaries

                        Consolidated Financial Statements

                                December 31, 2002

              Magnitude Information Systems, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                                December 31, 2002





                                                                                                       Page

Independent Auditors' Report.....................................................................         1

Financial Statements

     Consolidated Balance Sheet..................................................................         2

     Consolidated Statements of Operations.......................................................         3

     Consolidated Statement of Stockholders Equity (Deficit).....................................        4-5

     Consolidated Statements of Cash Flows.......................................................        6-7

     Notes to the Consolidated Financial Statements..............................................       8-21

                                 [letterhead of
                      Rosenberg Rich Baker Berman & Company
                   380 Foothill Road, Bridgewater, New Jersey]





                          Independent Auditors' Report


To the Board of Directors and Stockholders of Magnitude Information Systems, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Magnitude Information Systems, Inc. and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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


/s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
March 27, 2003,

              Magnitude Information Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2002


              Assets
Current Assets
        Cash                                                                                       $      9,976
        Accounts receivable, net of allowance for doubtful accounts of $463                              45,793
        Inventory                                                                                        26,947
        Miscellaneous receivables                                                                         3,729
        Prepaid expenses                                                                                 13,616
                                                                                                   ------------
              Total Current Assets                                                                      100,061
Property, plant and equipment, net of accumulated depreciation of $245,118                               26,116
Software, net of accumulated amortization of $729,419                                                   777,871
Deposits                                                                                                 23,784
                                                                                                   ------------
              Total Assets                                                                              927,832
                                                                                                   ============
              Liabilities and Stockholders' Equity (Impairment)
Current Liabilities
        Accounts payable and accrued expenses                                                           545,974
        Deferred revenues                                                                                15,245
        Deferred rental obligation                                                                        6,195
        Dividends payable                                                                               249,331
        Loans payable                                                                                   100,000
        Notes payable                                                                                    25,000
        Deposits                                                                                         14,075
        Current maturities of long-term debt                                                            108,419
        Current maturities of capitalized lease obligations                                                 511
                                                                                                   ------------
              Total Current Liabilities                                                               1,064,750
Long term debt, less current portion                                                                    200,000
                                                                                                   ------------
              Total Liabilities                                                                       1,264,750

Commitments and Contingencies                                                                                --

Stockholders' Equity (Impairment)
         Preferred Stock, $.001 par value, non-voting, 3,000,000 shares authorized; 195,968
             shares issued and outstanding                                                                  196
         Common stock, $.0001 par value, 100,000,000 shares authorized; 56,395,817 shares issued
             and outstanding                                                                              5,640
         Stock subscriptions receivable                                                                  (3,297)
         Additional paid in capital                                                                  20,902,010
         Accumulated deficit                                                                        (21,241,467)
                                                                                                   ------------
              Total Stockholders' Equity (Impairment)                                                  (336,918)
                                                                                                   ------------
              Total Liabilities and Stockholders' Equity (Impairment)                              $    927,832
                                                                                                   ============


See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations


                                                        Year Ended December 31,
                                                   -------------------------------
                                                        2002               2001
                                                   ------------       ------------
Net Sales
     Hardware Products                             $         --       $         --
     Software                                           369,443            374,839
                                                   ------------       ------------
         Total Net Sales                                369,443            374,839
                                                   ------------       ------------
Cost of Good Sold
     Hardware Products                                      603                521
     Software                                           161,267            158,745
                                                   ------------       ------------
         Total Cost of Goods Sold                       161,870            159,266
                                                   ------------       ------------
Gross Profit                                            207,573            215,573
                                                   ------------       ------------
Research and development costs                           64,847             13,561
Selling, general and administrative expenses          2,990,716          3,518,094
                                                   ------------       ------------
Loss From Operations                                 (2,847,990)        (3,316,082)
                                                   ------------       ------------

Other Income (Expense)
     Miscellaneous income                                75,719             28,923
     Interest income                                      2,820                103
     Interest expense                                   (48,946)           (80,875)
     Loss on disposition of assets                      (27,740)                --
                                                   ------------       ------------
         Total Other Income (Expense)                     1,853            (51,849)
                                                   ------------       ------------
Loss Before Provision for Income Taxes               (2,846,137)        (3,367,931)

Benefit from Income Taxes                               203,464             93,461
                                                   ------------       ------------
Net Loss                                           $ (2,642,673)      $ (3,274,470)

Dividends on Preferred Shares                      $   (120,431)      $   (189,353)
                                                   ------------       ------------
Net Loss Applicable to Common Shareholders         $ (2,763,104)      $ (3,463,823)
                                                   ============       ============
Net Loss Per Common Share                                 (0.06)             (0.16)
                                                   ============       ============
Weighted Average of Common Shares Outstanding        44,509,412         21,466,050
                                                   ============       ============

See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
            Consolidated Statement of Stockholders' Equity (Deficit)
                     Years Ended December 31, 2002 and 2001




                                                           Convertible                    Cumulativ
                                                         Preferred Shares               Preferred Shares
                                                     ------------   ------------   ------------  -----------------
                                                        Amount          Shares       Amount            Shares
                                                     ------------   ------------   ------------  -----------------
   Balances, January 1, 2001                              524,337   $        524              1  $              --
   Issuance of convertible
   preferred stock pursuant to
   private equity placement                                16,112             16             --                 --
   Conversion of convertible
   preferred stock into common
   stock                                                 (325,592)          (325)            --                 --
   Issuance of common stock for
   accrued dividends                                           --             --             --                 --
   Issuance of common stock for
   accrued interest                                            --             --             --                 --
   Issuance of common stock
   pursuant to conversion of debt                              --             --             --                 --
   Issuance of common stock
   pursuant to exercise of options                             --             --             --                 --
   Issuance of common stock
   pursuant to exercise of
   warrants                                                    --             --             --                 --
   Issuance of common stock
   pursuant to private equity
   placements                                                  --             --             --                 --
   Issuance of common stock
   granted for private placement
   finders' fees                                               --             --             --                 --
   Issuance of common stock
   pursuant to conversion of
   accounts payable                                            --             --             --                 --
   Issuance of common stock for
   services performed                                          --             --             --                 --

   Net loss, year ended December
   31, 2001                                                    --             --             --                 --
   Dividends on convertible
   preferred stock                                             --             --             --                 --
                                                     ------------   ------------   ------------  -----------------
         Balances, December 31, 2001                      214,857   $        215              1  $              --
                                                     ============   ============   ============  =================

                                                                                                                Total
                                                                              Additional                    Stockholders'
                                                                                Paid in     Accumulated        Equity
                                                        Common Stock            Capital        Deficit       (Deficit)
                                                  ------------  ------------  ------------   ------------   ------------
                                                    Amount
                                                  ------------  ------------  ------------   ------------   ------------
   Balances, January 1, 2001                         16,525,240 $      1,652  $ 15,881,897  $(15,014,540)   $    869,533
   Issuance of convertible
   preferred stock pursuant to
   private equity placement                                 --            --       144,988             --        145,004
   Conversion of convertible
   preferred stock into common
   stock                                             3,255,920           325            --             --             --
   Issuance of common stock for
   accrued dividends                                    74,930             8        37,457             --         37,465
   Issuance of common stock for
   accrued interest                                     17,736             2         8,866             --          8,868
   Issuance of common stock
   pursuant to conversion of debt                       85,333             9        39,991             --         40,000
   Issuance of common stock
   pursuant to exercise of options                     200,000            20        49,980             --         50,000
   Issuance of common stock
   pursuant to exercise of
   warrants                                          1,517,500           152       330,282             --        330,434
   Issuance of common stock
   pursuant to private equity
   placements                                        3,662,611           366     1,429,024             --      1,429,390
   Issuance of common stock
   granted for private placement
   finders' fees                                        52,230             5            (5)            --             --
   Issuance of common stock
   pursuant to conversion of
   accounts payable                                    226,817            23        78,769             --         78,792
   Issuance of common stock for
   services performed                                   93,086             9        32,699             --         32,708

   Net loss, year ended December
   31, 2001                                                 --            --            --     (3,274,470)    (3,274,470)
   Dividends on convertible
   preferred stock                                          --            --            --       (189,353)      (189,353)
                                                  ------------  ------------  ------------   ------------   ------------
         Balances, December 31, 2001                25,711,403  $      2,571  $ 18,033,948  $(18,478,363)   $   (441,629)
                                                  ============  ============  ============   ============   ============


See notes to the consolidated financial statemen

              Magnitude Information Systems, Inc. and Subsidiaries
            Consolidated Statement of Stockholders' Equity (Deficit)
                     Years Ended December 31, 2002 and 2001




                                                 Convertible             Cumulative
                                               Preferred Shares       Preferred Shares           Common Stock
                                             ---------------------  ---------------------  -------------------------
                                              Shares      Amount    Shares     Amount        Shares        Amount
                                            -----------  ---------  --------  ----------  -------------  -----------
         Balances, January 1, 2002             214,857 $      215         1 $         -     25,711,403 $      2,571
   Conversion of convertible
   preferred stock into common
   stock                                      (18,889)       (19)         -           -        188,890           19
   Issuance of common stock for
   accrued dividends                                 -          -         -           -        353,854           36
   Issuance of common stock for
   stock awards                                      -          -         -           -      2,200,000          220
   Issuance of options for outside
   services                                          -          -         -           -              -            -
   Issuance of common stock
   pursuant to exercise of options                   -          -         -           -        262,500           26
   Issuance of common stock
   pursuant to exercise of warrants                  -          -         -           -      4,432,308          443
   Issuance of common stock
   pursuant to private equity
   placements                                        -          -         -           -     19,651,500        1,965
   Issuance of common stock
   granted for private placement
   finders' fees                                     -          -         -           -        226,000           23
   Issuance of common stock
   pursuant to conversion of
   accounts payable                                  -          -         -           -        525,738           53
   Issuance of common stock for
   services performed                                -          -         -           -      1,532,183          153
   Issuance of common stock for
   compensation                                      -          -         -           -      1,311,441          131

   Net loss, year ended December
   31, 2002                                          -          -         -           -              -            -
   Dividends on convertible
   preferred stock                                   -          -         -           -              -            -
                                            -----------  ---------  --------  ----------  -------------  -----------
         Balances, December 31, 2002           195,968 $      196         1 $         -     56,395,817 $      5,640
                                            ===========  =========  ========  ==========  =============  ===========

                                                                                             Total
                                                Stock        Additional                   Stockholders'
                                             Subscriptions   Paid in       Accumulated       Equity
                                              Receivable      Capital        Deficit       (Deficit)
                                             -------------   -----------   -------------  -------------

                                               -----------   -----------   -------------  -------------
         Balances, January 1, 2002           $          -  $ 18,033,948  $ (18,478,363) $    (441,629)
   Conversion of convertible
   preferred stock into common
   stock                                                -             -               -              -
   Issuance of common stock for
   accrued dividends                                    -        35,350               -         35,386
   Issuance of common stock for
   stock awards                                         -       136,380               -        136,600
   Issuance of options for outside
   services                                             -        56,771               -         56,771
   Issuance of common stock
   pursuant to exercise of options                      -        25,974               -         26,000
   Issuance of common stock
   pursuant to exercise of warrants                     -       438,565               -        439,008
   Issuance of common stock
   pursuant to private equity
   placements                                     (3,297)     1,857,065               -      1,855,733
   Issuance of common stock
   granted for private placement
   finders' fees                                        -         6,027               -          6,050
   Issuance of common stock
   pursuant to conversion of
   accounts payable                                     -        52,521               -         52,574
   Issuance of common stock for
   services performed                                   -       133,255               -        133,408
   Issuance of common stock for
   compensation                                         -       126,154               -        126,285

   Net loss, year ended December
   31, 2002                                             -             -     (2,642,673)    (2,642,673)
   Dividends on convertible
   preferred stock                                      -             -       (120,431)      (120,431)
                                               -----------   -----------   -------------  -------------
         Balances, December 31, 2002         $    (3,297)  $ 20,902,010  $ (21,241,467) $    (336,918)
                                               ===========   ===========   =============  =============


See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                              Year Ended December 31,
                                                                           -----------------------------
                                                                              2002              2001
                                                                           -----------       -----------
Cash Flows From Operating Activities
     Net Loss                                                              $(2,642,673)      $(3,274,470)
     Adjustments to Reconcile Net Loss to Net Cash Used by Operations
         Depreciation and amortization                                         205,373           203,848
         Common stock/options issued for various expenses                      454,896            32,708
         Loss on disposition of assets                                           2,741                --
         Bad debt provision (recovery)                                          20,029           (35,821)
         Forgiveness of debt                                                    75,719           (28,923)
     Decreases (Increases) in Assets
         Accounts receivable                                                   233,578           120,624
         Miscellaneous receivables                                               4,471            10,795
         Inventories                                                           (26,947)               --
         Deferred tax asset                                                         --           122,044
         Prepaid expenses                                                       31,155           315,764
         Other assets                                                           (1,955)            2,600
     Increases (Decreases) in Liabilities
         Accounts payable and accrued expenses                                (209,446)          331,856
         Deferred revenue                                                     (220,675)          207,522
         Deferred rental obligation                                              1,050             5,145
         Deposits payable                                                       14,075                --
                                                                           -----------       -----------

             Net Cash Used by Operating Activities                          (2,058,609)       (1,986,308)
                                                                           -----------       -----------
Cash Flows From Investing Activities
     Purchases of equipment, fixtures, and software                            (13,195)             (945)
     Collections of loans                                                       14,469                --
                                                                           -----------       -----------
         Net Cash Provided  (Used) by Investing Activities                       1,274              (945)
                                                                           -----------       -----------
Cash Flows From Financing Activities

     Repayment of note payable                                                (100,000)          (40,000)
     Repayment of capital lease obligations                                     (7,956)           (5,091)
     Proceeds from loans payable                                                25,000           107,500

     Repayment of loans payable                                               (142,500)               --
     Proceeds from officer loans                                                 8,231
     Dividends paid                                                                 --           (14,003)

     Proceeds from issuance of common and preferred stock                    2,277,538         1,908,144
                                                                           -----------       -----------
         Net Cash Provided by Financing Activities                           1,964,781
                                                                                               2,052,082
                                                                           -----------       -----------
Net decrease in Cash                                                            (5,253)          (22,472)
Cash at beginning of period                                                     15,229            37,701
                                                                           -----------       -----------
Cash at end of period                                                      $     9,976       $    15,229
                                                                           ===========       ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Interest Paid                                                           $    35,418       $    26,836
                                                                           ===========       ===========
   Taxes Paid                                                              $     1,080       $     5,521
                                                                           ===========       ===========

See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                                 Year Ended December 31,
                                                                                                 -----------------------
                                                                                                   2002          2001
                                                                                                   ----          ----
Schedule of non-cash investing and financing activities

     In connection with consideration for current goods/services, 5,026,124  common shares
     were issued                                                                                 $398,125
                                                                                                 ========
     In connection with consideration for past services, 526,849 common  shares were issued      $ 52,685
                                                                                                 ========
     In exchange for accrued dividends on preferred stock, 353,854 common shares
     were issued                                                                                 $ 35,385
                                                                                                 ========
     In connection with the retirement of accrued dividends on preferred shares,
     notes and accounts payable, 463,890 common shares were issued                               $ 46,389
                                                                                                 ========
     In connection with consideration of current services, stock options for 1,079,500
     shares were issued                                                                          $ 56,771
                                                                                                 ========
     In exchange for prepaid rent, 78,000 common shares were issued                              $  4,218
                                                                                                 ========
     In exchange for accrued dividends on preferred stock, 74,930 common
     shares were issued                                                                                          $ 37,465
                                                                                                                 ========
     In exchange for accrued interest in a promissory note, 17,736 common
     shares were issued                                                                                          $  8,868
                                                                                                                 ========
     In connection with the retirement of a portion of a promissory note,
     85,333 common shares were issued                                                                            $ 40,000
                                                                                                                 ========
     In connection with the exercise of warrants against accrued dividends on
     preferred shares, 250,000 common shares were issued                                                         $ 46,684
                                                                                                                 ========
     In connection with the issuance of common stock, 226,817 common
     shares were issued as consideration for past services                                                       $ 78,792
                                                                                                                 ========
     In connection with the issuance of common stock, 93,086 shares were issued
     as consideration for current year services                                                                  $ 32,708
                                                                                                                 ========


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

     The Company and Magnitude, Inc. are as two separate legal entities whereby Magnitude, Inc. operates as a subsidiary of the Company. However, the operations of the combined entity are currently comprised solely of the operations of Magnitude, Inc. The 1% of Magnitude, Inc. not owned by the Company constitutes a minority interest which is valued at $0.

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

     Magnitude Inc.'s wholly owned subsidiary, Corporate Ergonomic Solutions, Inc. (Ergonomics) was incorporated in the State of New Jersey during October 1992. Ergonomics, which commenced operations in September 1998, was formed primarily to market Magnitude's hardware product line which has since been disposed of. Prior to that, its operations had not been significant. It's operations during 1999 and 2000 have not been significant. Ergonomics was dissolved on January 29, 2001.

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

   Inventory
     Inventory is stated at the lower of cost (first in, first out) or market value and consists primarily of packaged software.

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

   Advertising Costs
     Advertising costs are charged to operations when incurred. Advertising expense was $6,065 and $166,767 for the years ended December 31, 2002 and 2001, respectively.

   Evaluation of Long Lived Assets
     Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefitsof long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

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

   Income Taxes
     The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company's income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the year ended December 31, 2002.

   Net Loss Per Share
     Net loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share," is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive.

   Revenue Recognition
     The Company's revenue recognition policy for software sales is in accordance with Accounting Statement of Position 97-2. Revenue is recognized at the time of licensing provided that the resulting receivable is deemed probable of collection and is fixed or determinable. Revenue from software maintenance contracts is recognized ratably as

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     earned. When a sales contract includes multiple elements, revenues are allocated to the various elements based on Company - specific objective evidence of fair value, regardless of any separate prices for each element that may be stated within the contract.

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

GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $2,642,673 and $3,274,470 during the years ended December 31, 2002 and 2001, respectively. The ability of the Company to continue as a going concern is dependent on increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's plans are to continue discussions with several potential investors to obtain additional capital in order to alleviate the situation.

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

PROPERTY, PLANT AND EQUIPMENT
   Property, plant and equipment consist of the following at December 31, 2002:
        Equipment                                                                    $149,934
        Furniture and fixtures                                                         75,530
        Leasehold improvements                                                         45,770
                                                                                     --------
                                                                                      271,234
        Less accumulated depreciation                                                 245,118
                                                                                     --------
                                                                                     $ 26,116
                                                                                     ========


Depreciation expense charged to operations was $49,454 and $47,930 in 2002 and 2001, respectively.

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

ACCOUNTS PAYABLE AND ACCRUED EXPENSES
  Accounts payable and accrued expenses consisted of the following at December 31, 2002:
    Accounts payable                                                                        $284,889
    Accrued interest                                                                          53,923
    Accrued commissions                                                                       29,132
    Accrued professional fees                                                                 83,118
    Accrued taxes                                                                                337
    Accrued payroll                                                                           91,635
    Miscellaneous accruals                                                                     2,940
                                                                                            --------
                                                                                            $545,974
                                                                                            ========


LOANS PAYABLE
    The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at December 31, 2002:

    On December 4, 1996,  Magnitude,  Inc.  repurchased  500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months  thereafter  accruing interest at
    5% per annum and due  December  4, 1998.  This note is overdue at  December  31, 2002 and no demand
    for payment has been made.                                                                               $       75,000

    Note dated  December 31, 2002 due in full March 31, 2003 carrying  interest at the rate of 10% per annum  along  with a $1,000  origination  fee.  Note  carries  an option  to  convert  the  entire principal  balance into restricted  shares of the Company at $.10 per share.  This note is secured
    by the Company's accounts receivable.                                                                            25,000
                                                                                                             ---------------
         Total                                                                                               $      100,000
                                                                                                             ===============

NOTES PAYABLE

    At  December  31,  1999 the Company had  $1,475,000  of notes  outstanding  related to a June 1995 private  placement  offering.  During  2000 the  holders of  $1,450,000  worth of notes  agreed to accept  partial  repayment of  approximately  30% of the note balances and converted the remaining balances into common shares or  convertible  preferred  shares.  The total amount of  nonconverted notes  outstanding  at December  31, 2002 is $25,000.  Attempts to locate the holder of this note,
    to settle this liability, have been unsuccessful.                                                        $       25,000
                                                                                                             ===============

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

LONG-TERM DEBT

     Long-term debt as of December 31, 2002 is comprised of the following:
     Pursuant to the  February 2, 1998,  Agreement  and Plan of Merger  with Rolina  Corporation,  the Company had issued  155,556  shares  (the  "Shares")  of its common  stock to the  principal  of Rolina  Corporation  who currently  serves as the Company's  Chief Executive  Officer and Board Chairman,  and had issued a Put Option for such Shares at a price of $2.41 per share in  accordance  with the  provisions  contained  therein,  with notice for  exercise  eligible to be given at any time after  February  1, 2000,  and before 5:00 p.m. on the
     90th day thereafter.  This liability was converted into a Company  obligation for $274,890 maturing March 31,
     2002 and a demand loan for $100,000 both carrying  interest at the rate of 7% per year payable  monthly.  The demand  portion of this note was repaid in April 2002 and the due date for $274,890 of the remaining  balance was extended to July 1, 2003.  Subsequently,  the maturity of the unpaid  balance was changed to a portion of
     $74,890  payable on demand,  and a portion  of  $200,000  due and  payable  on July 1, 2004.  The  obligation includes an option to the holder for  conversion of the  outstanding  principal  into shares of the Company's
     common stock at the rate of $0.10 per share.                                                                     $   274,890

     Discounted  present value of a non-interest  bearing $70,000  settlement with a former investor of Magnitude,
     Inc. to be paid in 24 equal  monthly  payments  commencing  July 1, 1997.  The imputed  interest rate used to
     discount the note is 8% per annum.  This obligation is in default.                                                    33,529
                                                                                                                    --------------
                                                                                                                          308,419
         Total
              Less current maturities                                                                                     108,419
                                                                                                                    --------------
              Long-term debt, net of current maturities                                                             $     200,000
                                                                                                                    ==============



CAPITALIZED LEASE OBLIGATIONS

     The Company leases office equipment under non-cancelable capital lease agreements expiring in October 2002. The capital lease obligations have been recorded at the present value of future minimum lease payments, discounted at an interest rate of 7.00%. The capitalized cost of equipment at December 31, 2002 amounted to $2,198 net of accumulated depreciation of $24,178.

     The following is a schedule of minimum lease payments due under capital leases at December 31, 2002:

Year Ending December 31, 2003                                       $ 514
                                                                    -----
Total minimum capital lease payments                                  514
Less amounts representing interest                                     (3)
                                                                    -----
Present value of net minimum capital lease payments                   511
Less current maturities of capital lease obligations                 (511)
                                                                    -----
Obligations under capital leases, excluding current maturities      $  --
                                                                    =====

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

DEFERRED REVENUES

     Deferred revenues at December 31, 2002, amounted to $15,245 related to prepaid software maintenance and support charges which are amortized ratably over the duration of the underlying maintenance agreements.

PREFERRED STOCK

     Preferred stock is non-voting, $.001 par value per share with 3,000,000 shares authorized. Cumulative Preferred Stock has 2,500 shares designated of which 1 share is issued and outstanding. The total Cumulative Preferred Stock at December 31, 2002 is $0 with a liquidation price of $100,000. As of December 31, 2002, there was $9,000 of cumulative preferred dividends in arrears representing $9,000 per cumulative preferred share.

     Series A of the Senior Convertible Preferred Stock series which was issued in 2000 has 300,000 shares designated, 29,300 shares issued and outstanding. The total outstanding Series A Senior Convertible Preferred Stock at December 31, 2002 is $29 with a liquidation price of $146,500. The following is a description of the Series A convertible preferred stock:

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

     (2) The Series A Senior Preferred shall with respect to dividend rights and liquidation rights rank prior to all classes and series of Common Stock and the Cumulative Preferred Stock, and on a par with the Series B, C and D Senior Convertible Preferred Stock.

     (3) In the event of any liquidation, of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Series A Senior Preferred shall be entitled to receive, out of the remaining net assets of the Company, the amount of Five ($5.00) dollars for each share of Series A Senior Preferred (the "Liquidation Price") held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, plus the amount of all dividends in arrears on each such share up to the date fixed for distribution, provided, however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series B, C and D Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the Company. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B, C and D Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

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

          As of December 31, 2002 there were $22,219 Series A Senior Convertible Preferred share dividends accrued and unpaid representing $0.76 per share.

Series B of the Senior Convertible Preferred Stock series which was issued in 2000 has 350,000 shares designated, no shares issued and outstanding. The total outstanding Series B Senior Convertible Preferred Stock at December 31, 2002 is $0. The following is a description of the Series B Senior Convertible Stock:

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

     (2) The Series B Senior Preferred shall, with respect to dividend rights and liquidation rights, rank prior to all classes and series of Common Stock and the Cumulative Preferred Stock, and on a par with the Series A, C and D Senior Convertible Preferred Stock.

     (3) In the event of any liquidation of the Company, whether voluntary or otherwise, after payment or providing for payment of the debts and other liabilities of the Company, the holders of the Series B Senior Preferred shall be entitled to receive, out of the remaining net assets of the Company, the amount of nine ($9.00) dollars for each share of Series B Senior Preferred (the "Liquidation Price") held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, plus the amount of all dividends in arrears on each such share up to the date fixed for distribution, provided however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series A, C and D Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the Company. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B, C and D Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

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

          As of December 31, 2002 there were no Series B Senior Convertible Preferred share dividends accrued and unpaid.

Series C of the Senior Convertible Preferred Stock series which was issued in 2000 has 120,000 shares designated, 100,000 shares issued and outstanding. The total outstanding Series C Senior Convertible Preferred Stock at December 31, 2002 is $100 with a liquidation price of $900,000. The following is a description of the Series C Senior Convertible Stock:

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

     (2) The Series C Senior Preferred shall with respect to dividend rights and liquidation rights rank prior to all classes and series of Common Stock and the Cumulative Preferred Stock, and on a par with the Series A, B and D Senior Convertible Preferred Stock.

     (3) In the event of any liquidation of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Series C Senior Preferred shall be entitled to receive, out of the remaining net assets of the Company, the amount of nine ($9.00) dollars for each share of Series C Senior Preferred (the "Liquidation Price") held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, plus the amount of all dividends in arrears on each such share up to the date fixed for distribution, provided, however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series A, B and D Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the Company. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B, C and D Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

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

          As of December 31, 2002 there were $126,000 Series C Senior Convertible Preferred share dividends accrued and unpaid representing $1.26 per share.

Series D of the Senior Convertible Preferred Stock series which was issued in 2000 has 500,000 shares designated, 66,668 shares issued and outstanding. The total outstanding Series D Senior Convertible Preferred Stock at December 31, 2002 is $67 with a liquidation price of $600,012. The following is a description of the Series D Senior Convertible Stock:

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

     As of December 31, 2002 there were $92,112 Series D Senior Convertible Preferred share dividends accrued and unpaid representing $1.38 per share.

          At the time each Convertible Preferred Stock Series was issued, the respective conversion features were in excess of the then market value of the Company's common stock.

INCOME TAXES

     The income tax provision (benefit) is comprised of the following:

                                         Year Ended December 31,
                                        -------------------------
                                           2002            2001
                                        ---------       ---------
State current provision (benefit)       $(203,464)      $ (93,461)
State deferred provision (benefit)             --              --
                                        ---------       ---------
                                        $(203,464)      $ (93,461)
                                        =========       =========

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits) to corporate taxpayers in New Jersey. During 2000 and 2001, the Company entered into an agreement under which it retained a third party broker to identify a buyer for its NOL Carryover. The total tax benefit of this transaction was $210,598 in 2002 and $93,461 in 2001.

     The Company's total deferred tax asset and valuation allowance are as follows:

                                                   December 31,
                                          -----------------------------
                                                 2002              2001
                                          -----------       -----------
Total deferred tax asset, noncurrent      $ 6,700,000       $ 6,900,000
Less valuation allowance                   (6,700,000)       (6,900,000)
                                          -----------       -----------
Net deferred tax asset, noncurrent        $        --       $        --
                                          ===========       ===========


The differences between income tax benefits in the financial statements and the tax benefit computed at the combined state and U.S. Federal statutory rate of 40% are as follows:

                                  Year Ended December 31,
                            -----------------------------------
                                 2002                2001
                            ---------------     ---------------
Tax benefit                             40%                 40%
Valuation allowance                     40%                 40%
                            ---------------     ---------------
Effective tax rate                      --                   --
                            ===============     ===============

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

INCOME TAXES (continued)

     At December 31, 2002, the Company has available approximately $19,300,000 of net operating losses to carryforward and which may be used to reduce future federal taxable income and expire between December 31, 2007 and 2022.

     At December 31, 2002, the Company has available approximately $7,800,000 of net operating losses to carryforward and which may be used to reduce future state taxable income which expire December 31, 2009.

401(k) PLAN

     The Company adopted the qualified Magnitude, Inc. sponsored 401(k) plan covering substantially all full time employees under which eligible employees may elect to contribute, within statutory limits, a percentage of their annual compensation. The Company matches up to 50% of the employee's contribution of which the match may not exceed 3% of the employee's total compensation for the plan year. Contributions to the plan were $14,715 and $22,711 for the years ended December 31, 2002 and 2001, respectively.

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

     In May 2000 the Company adopted its 2000 Stock Incentive Plan ("the 2000 Plan"). The 2000 Plan provides that certain options granted thereunder are intended to qualify as "incentive stock options" (ISO) within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while nonqualified options may also be granted under the Plan. The initial Plan provides for the grant of options for up to 5,000,000 shares. The purchase price per share of common stock deliverable upon exercise of each ISO shall not be less than 100% of the fair market value of the common stock on the date such option is granted. If an ISO is issued to an individual who owns, at the time of grant, more than 10% of the total combined voting power of all classes of the Company's common stock, the exercise price of such option shall be at least 110% of the fair market value of the common stock on the date of the grant, and the term of the option shall not exceed five years from the date of grant. The purchase price of shares subject to non-qualified stock options shall be determined by a compensation committee established by the Board of Directors.

              Magnitude Information Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

STOCK OPTION PLANS - (Continued)

                                                                        Qualified and Non-Qualified
                                                                      Shares Under Option Pursuant to
                                                                               the 1997 Plan
                                                                                December 31,
                                                                         -----------------------
                                                                             2002           2001
                                                                         --------       --------
Outstanding, beginning of year                                            857,000        913,000
Granted during the year                                                        --             --
Expired during the year                                                   (50,000)            --
Forfeited during the year                                                (200,000)       (56,000)
                                                                         --------       --------
Outstanding, end of year (at prices ranging from $1.00 to $2.00
per share)                                                                607,000        857,000
                                                                         --------       --------
Eligible, end of year for exercise (at prices ranging from $1.00 to
$2.00 per share)                                                          607,000        853,000
                                                                         ========       ========


At December 31, 2002 and 2001, the weighted average exercise price and weighted average remaining contractual life is $1.06 and $1.09 per share and 2 years 11 months and 3 years 5 months, respectively.

At December 31, 2002, there were 393,000 shares reserved for future option grants.

                                                                               Qualified and Non-Qualified
                                                                             Shares Under Option Pursuant to
                                                                                      the 2000 Plan
                                                                                       December 31,
                                                                                ---------------------------
                                                                                      2002             2001
                                                                                ----------       ----------
Outstanding, beginning of year                                                   2,701,109          648,000
Granted during the year                                                            785,500        2,153,109
Exercised during the year                                                         (303,500)              --
Forfeited during the year                                                          (79,167)        (100,000)
Expired during the year                                                            (50,000)              --
                                                                                ----------       ----------
Outstanding, end of year (at prices ranging from $0.13 to $1.33)                 3,053,942        2,701,109
                                                                                ----------       ----------
Eligible, end of year for exercise (at prices ranging from $0.50 to $1.33)       3,043,942        2,673,609
                                                                                ==========       ==========


At December 31, 2002 and 2001 the weighted average exercise price and weighted average remaining contractual life is $0.76 and $0.85 per share and 3 years 2 months and 3 years 10 months, respectively.

At December 31, 2002, there were 1,642,558 shares reserved for future option grants.

If the Company had used the fair value based method of accounting for its employee stock option plan, as prescribed by Statement of Financial Accounting Standards No. 123, compensation cost in net loss for the years ended December 31, 2002 and 2001 would have increased by $37,772 and $1,196,720, respectively, resulting in net loss of $2,680,445 and $4,471,190 net of tax, respectively, and loss per share of $.06 and $.21, respectively. The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend, 0%; risk-free interest rate, 5%; expected volatility, 115%; and expected life (in years) of
4.4 and 8.1 in 2002 and 2001, respectively.

Total compensation cost recognized in the income statement for stock-based employee compensation awards was $136,600 and $0 in 2002 and 2001, respectively.

              Magnitude Information Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

WARRANTS

The Company granted common stock purchase warrants between May 1, 1998 and November 26, 2001.

At December 31, 2002, there were 7,398,164 shares eligible for exercise at prices ranging from $.50 to $5.00 per share, of which 824,000 eligible shares are callable at $2.00 per share. All warrants vested upon issuance and expire between March 15, 2003 and February 24, 2006.

COMMITMENTS AND CONTINGENCIES

   Lease Agreement
     On March 15, 2000, the Company entered into a lease agreement for office space which is utilized for the Company's principal offices. Such lease commenced April 15, 2000 and expires on March 31, 2005 and requires monthly payments of $6,500 from April 15, 2000 through March 31, 2002; of $6,695 thereafter through March 31, 2003; of $6,896 thereafter through March 31, 2004; and of $7,103 thereafter through March 31, 2005. In August 2002 the Company subleased additional office space at this location commencing September 1, 2002 and expiring December 31, 2003. The sublease requires monthly payments of $1,955 throughout the sublease term.

     Under the lease agreements, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:

          Year Ending December 31,
                  2003                                         $     105,609
                  2004                                                84,615
                  2005                                                21,309
                                                               --------------
                  Total                                        $     211,533
                                                               ==============

     Included in general and administrative expenses is rent expense which amounted to $97,098 and $99,626 for the years ended December 31, 2002 and 2001, respectively.

  Employment Agreements
     The Company has entered into employment agreements with certain key personnel which provide for a base salary, yearly bonuses in common stock and/or options of the Company and other benefits. Termination of the agreements may be made by either party with advance notice.

RELATED PARTY TRANSACTIONS

     On March 31, 2000, the Company and its President and Chief Executive Officer agreed to convert a current liability payable to him in the amount of $374,890 into a Company obligation, of which $100,000 was subsequently classified as due on demand with the remaining balance of $274,890 maturing July 1, 2002. Subsequently, on February 19, 2002, the maturity of the term portion of $274,890 was extended to July 2003, and the board of directors of the Company approved a change in the conversion option a rate of $0.10 per share. The demand portion of this note was repaid in April 2002 and the maturity of the unpaid balance was changed to a portion of $74,890 payable on demand, and a portion of $200,000 due and payable on July 1, 2004.

     In February 2002, the company and its President and Chief Executive Officer agreed to convert most of his base salary for the remainder of the year 2002 into 1,100,000 restricted common shares in lieu of cash at the rate of $0.10 per share, for a total amount of $110,000.

     During the first quarter of 2002, three outside directors of the Company were awarded stock grants for an aggregate 700,000 restricted common shares, for services rendered.

              Magnitude Information Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


RELATED PARTY TRANSACTION, (Continued)

     In January and February 2002, an outside director of the Company purchased common stock and exercised certain warrants for a total of 726,111 shares, at the price of $0.10 per share.

     During the second quarter of 2002, an affiliate of an outside director of the Company received 25,000 newly issued restricted common shares, for services rendered.

     In June 2002, an officer of the Company offered, and the Company accepted, the conversion of $15,000 liabilities into 150,000 shares of common stock.

     During the third quarter of 2002, the directors and certain officers of the Company were awarded stock grants for an aggregate 1,500,000 restricted common shares, for services rendered.

     In July 2002, an outside director of the Company and an affiliate exercised certain warrants for a total of 400,000 shares, at the price of $0.10 per share.

     In August 2002, an outside director of the Company converted cash advances in the aggregate amount of $45,000, extended to the Company during June and July 2002, into 450,000 restricted common shares.

     During the third quarter of 2002, an outside director exercised options for the purchase of 262,500 shares, at the price of $0.10 per share.

     During 2002 and 2001, one outside director of the Company who also serves as the Company's general and securities counsel, was paid an aggregate $145,893 and $108,600, respectively, for legal services.

MAJOR CUSTOMERS

     The Company had one major customer for the year ended December 31, 2001, which comprised 45% of total sales, and one major customer for the year ended December 31, 2002 which comprised 63% of total sales. The Company's revenue profile consists of a larger number of small transactions interspersed with very few large contracts which, if they were not to materialize, would significantly alter period revenues. This unpredictability and volatility represents a risk.

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