Form 10KSB/A
period 2002-12-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2003-05-01
CIK 838796

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A. [ ]

     The Registrant's revenues for the fiscal year ended December 31, 2002, were $369,443.

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

The Company
- -----------

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

Background
- ----------

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

Narrative Description of Business
- ---------------------------------

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

The Industry
- ------------

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

Products, Trademarks
- --------------------

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

Patents and New Products
- ------------------------

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


Studies Involving ErgoEnterprise(TM)
- ------------------------------------

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

- --------
/1/  Hedge,   A.   "Effects  of  Ergonomic   Management   Software  on  Employee
Performance." Cornell Human Factors Laboratory Technical Report /SP7991, Cornell University, July 1999.

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

Ergonomic Advisory Board
- ------------------------

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


Business Strategy
- -----------------

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


Research and Development
- ------------------------

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


Seasonality and Dependency
- --------------------------

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

Employees
- ---------

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

                                                  OTC-BB
                                                  ------
                                       High/Ask            Low/Bid
                                       --------            -------
2001
- ----
         First Quarter...............  $  1.16            $  0.38
         Second Quarter..............     0.62               0.27
         Third Quarter ..............     0.54               0.22
         Fourth Quarter .............     0.30               0.12

2002
- ----
         First Quarter...............  $  0.29            $  0.08
         Second Quarter..............     0.29               0.12
         Third Quarter ..............     0.23               0.09
         Fourth Quarter .............     0.17               0.10

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

Recent Issues of Unregistered Securities
- ----------------------------------------

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


Amendment to Registration Statement on Form SB-2
- ------------------------------------------------

     On December 24, 2002, the Company filed a Pre-Effective Amendment No.3 to its Form SB-2 registration statement previously filed with the Securities and Exchange Commission in 2001. The Amendment was declared effective on January 16, 2003. The Company did not receive any proceeds from the sale of any of the registered securities.

Registration of Securities under Section 12(g)
- ----------------------------------------------

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

Results of Operations for the Year Ended December 31, 2002
- ----------------------------------------------------------

     Fiscal Year 2002 was another challenging year for the Company. A continued shortage of cash - the result of slower than expected revenue growth coupled with an inability to attract sufficiently large amounts of new working capital on terms acceptable to the Company - hampered efforts to implement a more wide-ranging marketing program that would introduce the Company and its products as the best and most cost effective solution to the vexing problem of repetitive stress injuries afflicting a growing percentage of people, in business, government, and private life - to the general public. While the Company has succeeded in several instances to attract the attention of well known large corporate clients, the frequency and current volume of such transactions has been insufficient to support operations at large. During the year, much of management's time and efforts were dedicated to raising capital. It has become increasingly important that the Company conclude a larger financial transaction that would supply the necessary capital to support a new marketing programs and free available management resources towards the task of growing the business.

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

Liquidity and Capital Resources
- -------------------------------

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


Outlook
- -------

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

Resumes:
- --------

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

Other Employees
- ---------------
Mark A. Fuller, SVP Business Development       Feb. 15, 2002, until Dec. 8, 2002

Subsequent Event
- ----------------
On January 1, 2003, Mark Chroscielewski joined the Company in the capacity of Senior Vice President Business Development, in charge of Sales and Marketing.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
- --------------------------------------------------------------------

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

ITEM 11: EXECUTIVE COMPENSATION

     The following table sets forth the cash compensation and executive capacities for the fiscal years ended December 31, 2002, December 31, 2001, and December 31, 2000, for the chief executive officer and for each executive officer whose aggregate cash remuneration exceeded $100,000, for all executive officers as a group, and for certain other most highly compensated employees:

- ---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------
                                                                       Other           Restricted     Securities        All
         Name and                                                      Annual            Stock        Underlying       Other
    Principal Position        Year    Salary ($)    Bonus ($)     Compensation($)      Awards ($)    Options ($)    Compens.($)
                                         (1)                            (2)               (3)            (4)            (5)
- ---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------
Steven D. Rudnik             2002      133,333(6)             -              12,560          42,000             -          1,650
Chief Executive Officer,     2001         130,171             -              10,800               -             -          3,250
President                    2000         122,185             -               8,100               -             -          3,250
- ---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------
Joerg H. Klaube              2002         125,000             -               9,087          42,000             -          1,710
Sr. Vice President,          2001         122,375             -               9,000               -             -          1,710
CFO                          2000         116,923             -               2,250               -             -          1,710
- ---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------
Steven W. Jagels             2002         108,333             -               9,000               -             -              -
Sr. Vice President           2001         100,000             -               9,000               -             -              -
Information Systems          2000          95,000             -               2,250               -             -              -
- ---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------

- ---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------
All executive officers
As a group (3 persons)       2002         366,666             -              30,647
- ---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------

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



Stock Options :

     The following table sets forth stock options granted during 2002 pursuant to the Company's 1997 Stock Option Plan and 2000 Stock Incentive Plan, to executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:


                           Number of Common              % of Total Options
                           Shares Underlying             Granted to Employees   Exercise         Expiration
Name                       Options Granted               and Directors in FY    Price ($/Sh.)    Date
- ----                       ---------------               -------------------    -------------    ----
S. Jagels                    250,000                        38.2%               0.1325           2/18/07
S. Jagels                     20,000                     incl. in above           0.10           7/15/02
J. Klaube                    250,000                         35.4%              0.1325           2/18/07

     The following table sets forth aggregated stock option and warrant exercises during 2002 by executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:


                           Shares                                      #of Shares Underlying     Value of Unexercised
                           Acquired                  Value             Unexercised               In-the-Money Options
Name                       on Exercise (#)           Realized ($)      Options/Warrants          & Warrants at Y/E ($)
- ----                       ---------------           ------------      ----------------          ---------------------
S. Jagels                   20,000                      800                       --                     --
S. Gray                    262,500 (1)               10,500                  824,275                      0
I. Angelastri              400,000 (1)               23,120                  512,500                      0

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

1997 Stock Option Plan:
- -----------------------

     The Company's 1997 Stock Option Plan, as filed with Information Statement pursuant to Section 14(c) with the Commission on July 1, 1997, and with Registration Statement on Form S-8 with the Commission on September 8, 1997, is hereby incorporated by reference.

2000 Stock Incentive Plan:
- --------------------------

     The Company's 2000 Stock Incentive Plan, as filed with the Commission as an exhibit to the quarterly report on Form 10-QSB for the period ended March 31, 2000, is hereby incorporated by reference.

Compensation of Directors:
- --------------------------

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

AUDIT COMMITTEE
- ---------------

     The Company has appointed an Audit Committee in accordance with the provisions of the Sarbanes-Oxley Act of 2002, comprised of two independent outside directors of the Company, one of whom, S. Gray, is a financial expert with knowledge of financial statements, generally accepted accounting principles and accounting procedures and disclosure rules.

CORPORATE GOVERNANCE AND CODE OF ETHICS
- ---------------------------------------

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of March 1, 2003, the record and beneficial ownership of common stock of the Company by each executive officer and director, all executive officers and directors as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:


Title             Name and Address of                 Amount and Nature of              Percent
of Class )*       Beneficial Owner                    Beneficial Ownership (1)          of Class
- -----------       ----------------                    ------------------------          --------
Common            Ivano Angelastri                    1,712,500 (2)                      2.79%
Stock             Steven L. Gray                      2,700,104 (3)                      4.38%
                  Steven W. Jagels                      622,083 (4)                      1.01%
                  Joerg H. Klaube                       860,517 (5)                      1.40%
                  Steven D. Rudnik                   9, 374,595 (6)                     13.84%
                  Joseph J. Tomasek                     762,500 (7)                      1.25%

                  Address of all persons above:  c/o the Company.

                  All Directors and Executive Officers   16,032,299                     22.74%
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


         Name                                         Date
         ----                                         ----

         /s/ Ivano Angelastri                         March 27, 2003
         ----------------------------------
         Ivano Angelastri, Director


         /s/ Steven L. Gray                           March 27, 2003
         ----------------------------------
         Steven L. Gray, Director


         /s/ Joseph J. Tomasek                        March 27, 2003
         ----------------------------------
         Joseph J. Tomasek, Director

     I, Joerg Klaube, the Chief Financial Officer of Magnitude Information Systems, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Magnitude Information Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (e)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (c) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 30, 2003                         By:  /s/    Joerg Klaube
                                                      ---------------------
                                                      Chief Financial Officer

     I, Steven Rudnik, the Chief Executive Officer of Magnitude Information Systems, Inc., certify that:

1. I have reviewed this annual report on Form 10-KSB of Magnitude Information Systems, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          (d) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          (e)  evaluated  the  effectiveness  of  the  registrant's   disclosure
               controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (f) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and to the audit committee of registrant's board of directors (or persons performing the equivalent function):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (c) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:April 30, 2003                         By:  /s/    Steven Rudnik
                                                      ---------------------
                                                      Chief Financial Officer

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