Form 10QSB
period 2003-03-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2003-05-15
CIK 838796

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For Quarter Ended March 31, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

                         Commission file number 33-20432

                       MAGNITUDE INFORMATION SYSTEMS, INC.
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                75-2228828
          -----------                         --------------------
    (State or other Jurisdiction of            (IRS Employer
    Incorporation or Organization)             Identification No.)

                  401 State Route 24, Chester, New Jersey 07930
               ---------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (908) 879-2722
                                 --------------
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes    x     No
                                       ---      -----

      The number of shares of Registrant's Common Stock, $0.0001 par value, outstanding as of April 30, 2003, was 65,640,604 shares.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES




                                      INDEX


                                                                        PAGE
                                                                       NUMBER
                                                                       ------

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - March 31, 2003                                                 3

         Consolidated Statements of Operations
          - Three months ended March 31, 2003 and 2002                     4

         Consolidated Statements of Cash Flows
          - Three months ended March 31, 2003 and 2002                     5

         Notes to Consolidated Financial Statements                   6 - 12


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                   13 - 14

Item 3   Controls and Procedures                                          14


PART II  -  OTHER INFORMATION                                             15


SIGNATURES                                                                16


Certifications pursuant to Sections 906 and 302 of the
Sarbanes-Oxley Act of 2002                                           17 - 19

PART I  - Item 1

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


ASSETS                                                                             MARCH 31, 2003
                                                                                   --------------
     Current Assets
     Cash ......................................................................   $      1,605
     Accounts receivable, net of allowance for
        doubtful accounts of 463 ...............................................         80,054
     Miscellaneous receivables .................................................          2,271
     Inventories ...............................................................         26,947
     Prepaid expenses ..........................................................        138,216
                                                                                   ------------
        Total Current Assets ...................................................        249,093
     Property and equipment, net of accumulated
        depreciation of $217,773 ...............................................         16,235
     Software, net of accumulated amortization of $768,399 .....................        738,891
     Other assets ..............................................................         23,784
                                                                                   ------------
TOTAL ASSETS ...................................................................      1,028,003
                                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (IMPAIRMENT)
LIABILITIES
     Accounts payable and accrued expenses .....................................        608,157
     Deferred revenue ..........................................................         14,860
     Dividends payable .........................................................        278,148
     Loans and notes payable ...................................................        217,500
     Current maturities long-term debt .........................................        108,419
     Current maturities lease obligations ......................................            511
                                                                                   ------------
        Total Current Liabilities ..............................................      1,227,595
     Prepayments on equity subscriptions .......................................         50,000
     Long-term debt, less current portion ......................................        200,000
                                                                                   ------------
TOTAL LIABILITIES ..............................................................      1,477,595

STOCKHOLDERS' EQUITY (IMPAIRMENT)
     Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
     2,500 shares have been designated Cumulative Preferred Stock,
     of which 1 share is issued and outstanding ................................              0
     300,000 shares have been designated Series A Convertible Preferred Stock,
     350,000 shares have been designated Series B Convertible Preferred Stock,
     120,000 shares have been designated Series C Convertible Preferred Stock,
     500,000 shares have been designated Series D Convertible Preferred Stock,
     of which a combined total 195,968 shares are issued and outstanding .......            196
     Common Stock, $0.0001 par value, 100,000,000 shares authorized,
     63,125,104 shares are issued and outstanding ..............................          6,313
     Stock subscriptions receivable ............................................         (3,297)
     Additional paid-in capital ................................................     21,501,896
     Accumulated deficit .......................................................    (21,954,700)
                                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY (IMPAIRMENT) ........................................       (449,592)

TOTAL LIABILITIES AND EQUITY (IMPAIRMENT) ......................................   $  1,028,003
                                                                                   ============

                 See notes to consolidated financial statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                         THREE MONTHS ENDED
                                                             MARCH 31,
                                                        2003            2002
                                                   -------------   -------------
Total Revenues .................................   $     35,452    $     38,892

     Cost of Goods Sold ........................         38,987          38,941
                                                   ------------    ------------

Gross Profit ...................................         (3,535)            (49)

     Selling expenses ..........................        154,596         155,219
     General & administrative expenses .........        519,702         425,961
                                                   ------------    ------------

Operating (Loss) ...............................       (677,833)       (581,229)

     Interest expense, net .....................         (6,583)        (18,011)
                                                   ------------    ------------
Non-Operating Income (Expense) .................         (6,583)        (18,011)
                                                   ------------    ------------

Net (Loss) before taxes ........................       (684,416)       (599,240)

     Provision for income taxes ................              0               0
Net (Loss) .....................................   $   (684,416)   $   (599,240)
                                                   ============    ============

Dividends accrued on preferred stock ...........         28,817          31,792

Net (Loss) applicable to common shareholders ...   $ (713,233) $       (631,032)
                                                   ============    ============
Loss per Common Share ..........................   $      (0.01)   $      (0.02)
                                                   ============    ============
Weighted Average Number of
     Common Shares Outstanding .................     60,469,245      30,867,482
                                                   ============    ============


                 See notes to consolidated financial statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)




                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                         2003            2002
                                                     --------------  -----------
Cash Flows from Operating Activities
     Net (loss) ..................................     $(684,416)     $(599,240)
     Adjustments to net (loss)
        Depreciation and amortization ............        50,746         50,950
        Stock issued for debt and expenses .......       146,006        176,510
     Decreases (increases) in Assets
        Accounts receivable ......................       (34,261)         7,843
        Miscellaneous receivables ................         1,458         (3,249)
        Prepaid expenses .........................      (124,600)       (87,997)
     Increases (decreases) in Liabilities
        Deferred revenues ........................          (386)        (6,321)
        Change in prepayments ....................        35,925           --
        Accounts payable and accrued expenses ....        55,989       (134,065)
                                                       ---------      ---------
Net Cash (Used) by Operating Activities ..........      (553,539)      (595,569)

Cash Flows from Investing Activities
     Purchases of equipment and fixtures .........        (1,885)        (1,239)
                                                       ---------      ---------
Net Cash (Used) by Investing Activities ..........        (1,885)        (1,239)

Cash Flows from Financing Activities
     Proceeds from notes payable .................       139,500           --
     Repayment of loans and notes ................          --           (4,698)
     Issuance of common and preferred stock ......       407,553        752,980
                                                       ---------      ---------
Net Cash Provided by Financing Activities ........       547,053        748,282
Net Increase (Decrease) in Cash ..................        (8,371)       151,474
Cash at Beginning of Period ......................         9,976         15,229
                                                       ---------      ---------
Cash at End of Period ............................     $   1,605      $ 166,703
                                                       =========      =========


                 See notes to consolidated financial statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

     Basis of Presentation

          The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

          In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2003, the results of operations for the three months ended March 31, 2003 and 2002, and the cash flows for the three months ended March 31, 2003 and 2002, have been included.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

     Securities Issued for Services

          The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the intrinsic value method. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option grant is used. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-based Compensation". The statement generally suggests, but does not require, employee stock-based compensation transactions be accounted for based on the fair value of the services rendered or the fair value of the equity instruments issued, whichever is more reliably measurable. As permitted by the statement, the Company has elected to continue to follow the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" for employees under the intrinsic value method. The adoption of SFAS No. 123 does not have a material impact on the financial statements.

     Income Taxes

          The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company's income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal deferred tax asset for the year ended December 31, 2002.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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


(2) GOING CONCERN

          The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. In their report for the fiscal year ended December 31, 2002, our auditors had expressed an opinion that, as a result of the losses incurred and the relative lack of working capital, there was substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. During the last two years and the first quarter in 2003 the Company has relied on the private placement of its common and preferred stock to fund its operations. Management's plans are to continue seeking additional working capital through equity and debt placements with private and institutional investors.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

(3) PREPAID EXPENSES

          Prepaid expenses at the end of the quarter included a position of $75,000 representing the unamortized portion of part of the Company's chief executive officer's base salary for the remainder of the current year which was prepaid in January 2003 in the form of restricted common stock, in lieu of cash (see "Related Party Transactions").

(4) CONCENTRATIONS OF BUSINESS AND CREDIT RISK

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

(5) PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at March 31, 2003:

              Equipment                             $128,743
              Furniture and fixtures                  75,530
              Leasehold improvements                  29,735
                                                     --------

                                                     234,008

              Less accumulated depreciation          217,773
                                                     --------

                                        Total       $ 16,235
                                                     ========

Depreciation expense charged to operations was $11,767 in the first three months of 2003 and $11,970 in the first three months of 2002.

(6) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at March 31, 2003:

              Accounts payable                         $399,553

              Accrued interest                           56,197

              Accrued commissions                        17,766

              Accrued salaries, bonuses and vacations    61,190

              Accrued professional fees                  59,406

              Miscellaneous accruals                     14,045
                                                        --------

                                    Total              $608,157
                                                        ========

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

(7) DEFERRED REVENUES

          Deferred revenues at March 31, 2003, consist of prepaid software maintenance and support charges which are amortized ratably over the remaining duration of the underlying maintenance agreements.

(8) LOANS AND NOTES PAYABLE

     At March 31, 2003, Magnitude, Inc. and the Company had borrowings under short term loan agreements with the following terms and conditions:

          On December 4, 1996, Magnitude, Inc. repurchased 500,000 shares of its   $
          common stock and retired same  against  issuance of a promissory  note maturing twelve months  thereafter  accruing  interest at 5% per annum and due  December 4, 1998.  This note is overdue at December  31, 2002
          and no demand for payment has been made.                                   75,000

          At December 31, 1999 the Company had  $1,475,000 of notes  outstanding related to a June 1995  private  placement  offering.  During 2000 the holders  of  $1,450,000  worth  of  notes  agreed  to  accept  partial repayment of approximately  30% of the note balances and converted the remaining balances into common shares or convertible preferred shares.
          The total amount of  nonconverted  notes  outstanding  at December 31,
          2002 is $25,000. Attempts to locate the holder of this note, to settle
          this liability, have been unsuccessful.                                    25,000

          Cash advances by two directors and officers of the Company, payable on
          demand, carrying interest at the rate of 10% p.a.                          92,500

          Note dated December 31, 2002 due upon demand carrying  interest at the rate of 10% per  annum  along  with a  $1,000  origination  fee.  Note carries  an  option to  convert  the  entire  principal  balance  into
          restricted   shares  of  the   Company  at  $.10  per  share.              25,000
                                                                                   --------

         Total                                                                     $217,500
                                                                                   ========

(9) LONG TERM DEBT

     Long-term  debt as of  March  31,  2003,  is  comprised  of the  following:

     Pursuant to the February 2, 1998,  Agreement and Plan of Merger with Rolina   $
     Corporation,  the   Company had issued 155,556 shares (the "Shares") of its
     common stock to the principal of Rolina Corporation who currently serves as the Company's Chief Executive Officer and Board Chairman,  and had issued a
     Put Option for such Shares at a price of $2.41 per share in accordance with the provisions  contained therein,  with notice for exercise eligible to be given at any time after  February 1, 2000, and before 5:00 p.m. on the 90th day thereafter.  This liability was converted into a Company obligation for
     $274,890  maturing  March  31,  2002 and a demand  loan for  $100,000  both carrying  interest at the rate of 7% per year payable  monthly.  The demand portion of this note was repaid in April 2002 and the due date for $274,890 of the remaining  balance was extended to July 1, 2003.  Subsequently,  the maturity of the unpaid balance was changed to a portion of $74,890  payable on demand,  and a portion of $200,000 due and payable on July 1, 2004.  The obligation  includes  an  option  to  the  holder  for  conversion  of  the outstanding principal into shares of the Company's common stock at the rate
     of $0.10 per share.                                                           $  274,890

     Discounted present value of a non-interest  bearing $70,000 settlement with a  former  investor  of  Magnitude,  Inc.  to be paid in  monthly  payments commencing July 1, 1997. The imputed interestrate used to discount the note
     is 8% per annum. This obligation is in default.                                   33,529
                                                                                   ----------
             Total                                                                    308,419
             Less current maturities                                                  108,419
                                                                                   ----------
             Long-term debt, net of current maturities                             $  200,000
                                                                                   ==========


  (10) INCOME TAXES

     At December 31, 2002, the Company had net operating loss carry-forwards approximating $19,300,000 for federal income tax purposes which expire between the years 2007 and 2022 and are subject to certain annual limitations. At December 31, 2002, the Company has available approximately $7,800,000 of net operating losses to carry-forward and which may be used to reduce future state taxable income which expire December 31, 2009.


     The Company's total deferred tax asset and valuation allowance at December 31, 2002 are as follows:

            Total deferred tax asset, non-current   $6,700,000
            Less valuation allowance                 6,700,000
                                                     ---------
            Net deferred tax asset                  $       --
                                                     =========

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003


(11) COMMITMENTS AND CONTINGENCIES

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

     Under the lease agreements, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:

          Year Ending December 31,
          ------------------------
                  2003                                                $ 105,609
                  2004                                                   84,615
                  2005                                                   21,309
                                                                      ---------
                  Total                                               $ 211,533
                                                                      =========


  Employment Agreements

     The Company has entered into employment agreements with certain key personnel which provide for a base salary, yearly bonuses in common stock and/or options of the Company and other benefits. Termination of the agreements may be made by either party with advance notice.


(12) RELATED PARTY TRANSACTIONS

     In January 2003, the Company and its President and Chief Executive Officer agreed to convert most of his base salary for the remainder of the year 2003 into restricted common stock in lieu of cash at the rate of $0.10 per share, for a total amount of $100,000.

     During the first quarter in 2003, an outside director of the Company was awarded a stock grant for 200,000 restricted common shares, for services rendered. The same director converted $20,500 in accrued expenses incurred on behalf of the Company, into 205,000 restricted shares.

     During the first quarter in 2003, the Company's President and Chief Executive Officer and an outside director of the Company extended cash advances to the Company, totaling $92,500, repayable on demand and carrying interest at the rate of 10% p.a.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  ---------------------------------------------
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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


RESULTS OF OPERATIONS:

     The Company has not been successful during the quarter in obtaining any significant revenues from the licensing of its patented specialized software products. However, it is diligently pursuing on-going discussions with a number of existing and also with several potential new clients towards concluding expected larger sales and/or licensing agreements for its ErgoCoach, ErgoFun, and ErgoEnterprise software. Management expects to finalize several such agreements in late spring and early summer of this year.

     The quarter's revenues totaled $35,452, compared to $38,892 for the same period in 2002. During the current period, selling- and general and administrative expenses amounted to $674,298, approximately 16% more than the $581,180 recorded during the same period in 2002. Personnel expense and professional services, the latter primarily for marketing and investor relations consultancies and for legal services, constituted the majority of these outlays, accounting for 46% and 26% respectively of total expenses. The increases over last year were primarily in the areas of professional services and investor relations, due to capital raising activities and related regulatory filings and associated costs. For the first quarter as a total, the Company realized an operating loss of $677,833, compared to an operating loss of $581,229 in 2002. After accounting for non-operating income and expenses - mainly in form of interest expenses - and dividend accruals on outstanding preferred stock, the net loss applicable to common shareholders for the period was $713,233 or $0.01 per share, compared to a loss of $631,032 or $0.02 per share for the same quarter in the previous year.



LIQUIDITY AND CAPITAL RESOURCES:

     The Company has experienced severe cash shortages during the quarter and was and currently remains dependent upon the infusion of new equity capital to fund ongoing operations. New private placements with accredited investors during the quarter, and the exercise of certain stock purchase options and warrants, resulted in the receipt by the Company of approximately $408,000 in new equity capital in the form of cash. These equity placements were consummated by issuance of common stock to private investors in the U.S. and overseas. Details of those transactions can be found in the "Changes and Issuance of Securities" section of this report.

     At March 31, 2003, the deficit in working capital amounted to $978,502, slightly up from a deficit of $964,689 at December 31, 2002. The deficit continues to challenge the Company's ability to aggressively proceed with certain marketing programs. The lack of adequate financing hinders long-term planning and continues to occupy management time and resources. Due to the presently decreased stock price management has moved more slowly on a planned larger capital raising transaction which would likely involve the issuance of significant numbers of additional common shares. Instead, the Company is pursuing several avenues that involve debt financing, possibly collateralized by restricted common stock. Until such financing can be completed, the probability and timing of which is uncertain at this time, the Company will continue to be forced obtaining necessary operating funds through series of smaller investments.

     At the time of this submission, the Company had no bank debt. At March 31, 2003, its short-term liabilities outside of debt consisted primarily of $399,553 trade payables, approximately $208,000 in various accruals (see
     "Accounts Payable and Accrued Expenses" in the Notes to Financial Statements section) and $278,148 in accrued dividends on outstanding preferred stock. Recognizing the absence of surplus funds, management presently does not plan to liquidate the latter position in the immediate future. Debt included approximately $325,919 in current loans and notes of which approximately $167,390 is owed to the Company's chief executive officer and one outside director, and $200,000 in long-term liabilities likewise owed to the Company's chief executive officer, evidenced by a promissory note maturing in July 2004.

     Current cash reserves are inadequate when measured against needs projected for the upcoming quarter, and the Company's liquidity overall remains strained. While management firmly expects to be able to obtain necessary working capital, there can be no assurance that the desired funding can be secured in a satisfactory manner with respect to terms, timeliness and volume.


Item 3. CONTROLS AND PROCEDURES

     (a) Evaluation of Disclosure Controls and Procedures.

     Within the 90 days prior to the filing date of this Annual Report on Form 10-K, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer, have concluded that our current disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

     (b) Changes in Internal Controls.

     There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation by the Chief Executive Officer and the Chief Financial Officer.

PART  II  -  OTHER INFORMATION

Item 1   LEGAL PROCEEDINGS

     The Company is not a party in any legal proceedings.

Item 2   CHANGES IN SECURITIES

     -  None

c) Issuance of unregistered securities

     During the quarter ended March 31, 2003, the Company issued the following unregistered securities:

      (i) 2,063,000 shares of common stock to 14 accredited investors pursuant to private placement subscriptions, issued in reliance upon exemptions provided under Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act, and 2,437,252 shares of common stock pursuant to the exercise of stock purchase warrants previously issued, altogether resulting in the receipt by the Company of approximately $408,000 in cash;

     (ii) 81,000 shares of common stock to five employees pursuant to their exercise of stock options at a price of $0.10 per share;

    (iii) 1,000,000 shares of common stock to the Company's chief executive officer in lieu of $100,000 cash salary (see "Related Party Transactions");

     (iv) 743,035 shares of common stock for marketing consulting and investor relations services performed;

      (v) 200,000 shares of common stock pursuant to a stock grant to an outside director of the Company;

     (vi) 205,000 shares of common stock to an outside director of the Company in exchange for cancellation of payables for an aggregate $20,500 in expenses.


Item 3   DEFAULTS ON SENIOR SECURITIES

     The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $260,000. These dividends have been accrued, however, the Company's management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

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

          (b)  Reports on Form 8-K:

               On February 6, 2003, the Company filed a report on Form 8-K, informing about the receipt by a client of the Company, of an award by the National Safety Council for Safety and Productivity, which award was based on the successful deployment of the Company's software products within that client's organization.

               On March 24, 2003, the Company filed a report on Form 8-K, informing about the recognition of the Company by Lockheed Martin Enterprise Information Systems as an "outstanding small business provider for 2002".

               On March 25, 2003, the Company filed a report on Form 8-K, informing that United Space Alliance had selected the Company's software product for deployment throughout its organization.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    MAGNITUDE INFORMATION SYSTEMS, INC.




Date:   May 14, 2003                By: /s/  Steven D. Rudnik
                                        ---------------------
                                        Steven D. Rudnik
                                        Chairman and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Magnitude Information Systems, Inc. (the "Company") on Form 10-QSB for the quarter ended March 31, 2003 (the "Form 10-QSB"), each of the undersigned officers of the Company certifies, to the best of their knowledge, that the Company's Form 10-QSB fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-QSB, fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  May 14, 2003               MAGNITUDE INFORMATION SYSTEMS, INC.

                                   By  /s/ Steven D. Rudnik
                                       -------------------------------------
                                       Steven D. Rudnik
                                       President and Chief Executive Officer

                                   By: /s/ Joerg H. Klaube
                                       -------------------------------------
                                       Joerg H. Klaube
                                       Chief   Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven D. Rudnik, the Chief Executive Officer of Magnitude Information Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Magnitude Information Systems, Inc. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and to the audit committee of Company's board of directors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003               By:   /s/ Steven D. Rudnik
                                        ------------------------------------
                                        Steven D. Rudnik
                                        Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joerg H. Klaube, the Chief Financial Officer of Magnitude Information Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Magnitude Information Systems, Inc. (the "Company");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4. The Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

      (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Company's other certifying officer and I have disclosed, based on our most recent evaluation, to the Company's auditors and to the audit committee of Company's board of directors:

      (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

      (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

6. The Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 14, 2003                           By:   /s/ Joerg H. Klaube
                                                    ---------------------------
                                                    Joerg H. Klaube
                                                    Chief Financial Officer