Form 10QSB
period 2003-08-12
MAGNITUDE INFORMATION SYSTEMS INC
filed 2003-08-18
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For Quarter Ended June 30, 2003

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

                         Commission file number 33-20432

                       MAGNITUDE INFORMATION SYSTEMS, INC.
                       -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                          Delaware                     75-2228828
               ------------------------------      ---------------------
              (State or other Jurisdiction of        (IRS Employer
               Incorporation or Organization)       Identification No.)

                     401 State Route 24, Chester, New Jersey 07930
                     ---------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

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

                             Yes   x           No
                                 ------           ------

      The number of shares of Registrant's Common Stock, $0.0001 par value, outstanding as of July 15, 2003, was 66,804,104 shares.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES



                                      INDEX
                                      -----

                                                                            Page
                                                                          Number
                                                                          ------

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - June 30, 2003                                                     3

         Consolidated Statements of Operations
          - Three and six months ended June 30, 2003 and 2002                 4

         Consolidated Statements of Cash Flows
          - Six months ended June 30, 2003 and 2002                           5

         Notes to Consolidated Financial Statements                       6 - 12


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       13 - 14

Item 3   Controls and Procedures                                              14


PART II  -  OTHER INFORMATION                                                 15


SIGNATURES                                                                    16


Certifications pursuant to Sections 906 and 302 of the
Sarbanes-Oxley Act of 2002                                               17 - 19

PART I  - Item 1

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

ASSETS                                                                          June 30, 2003
                                                                                -------------
  Current Assets
  Cash  ...............................................................           $    26,182
  Accounts receivable, net of allowance for
     doubtful accounts of 212..........................................                41,919
  Miscellaneous receivables............................................                 2,271
  Inventories .........................................................                26,917
  Prepaid expenses ....................................................               100,673
                                                                                -------------
     Total Current Assets .............................................               197,962
  Property and equipment, net of accumulated
     depreciation of $221,504..........................................                12,504
  Software, net of accumulated amortization of $807,379 ...............               699,911
  Other assets ........................................................                23,784
                                                                                -------------
TOTAL ASSETS ..........................................................               934,161
                                                                                =============
LIABILITIES AND STOCKHOLDERS' EQUITY (IMPAIRMENT)
LIABILITIES
  Accounts payable and accrued expenses ...............................               760,404
  Deferred revenue.....................................................                12,048
  Dividends payable ...................................................               306,966
  Loans and notes payable .............................................               378,057
  Current maturities long-term debt ...................................               108,419
  Current maturities lease obligations ................................                   511
                                                                                -------------
     Total Current Liabilities ........................................             1,566,405
  Long-term debt, less current portion ................................               200,000
                                                                                -------------
TOTAL LIABILITIES .....................................................             1,766,405

STOCKHOLDERS' EQUITY (IMPAIRMENT)
  Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
  2,500 shares have been designated Cumulative Preferred Stock,
  of which 1 share is issued and outstanding ..........................                     0
  300,000 shares have been designated Series A Convertible Preferred Stock,
  350,000 shares have been designated Series B Convertible Preferred Stock,
  120,000 shares have been designated Series C Convertible Preferred Stock,
  500,000 shares have been designated Series D Convertible Preferred Stock,
  of which a combined total 195,968 shares are issued and outstanding                     196
  Common Stock, $0.0001 par value, 100,000,000 shares authorized,
  66,804,104 shares are issued and outstanding.........................                 6,680
  Stock subscriptions receivable.......................................                (3,297)
  Additional paid-in capital ..........................................            21,786,054
  Accumulated deficit .................................................           (22,621,877)
                                                                                -------------
TOTAL STOCKHOLDERS' EQUITY (IMPAIRMENT)................................              (832,244)

TOTAL LIABILITIES AND EQUITY (IMPAIRMENT) .............................           $   934,161
                                                                                =============
                 See notes to consolidated financial statements


               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended                  Six Months Ended
                                                                June 30,                            June 30,
                                                     -------------------------------    -------------------------------
                                                           2003             2002            2003               2002
                                                     -------------     -------------    -------------     -------------
Total Revenues...................................    $      33,107     $      92,492    $      68,559     $     131,384

  Cost of Goods Sold ............................           38,980            38,937           77,967            77,878
                                                     -------------     -------------    -------------     -------------
Gross Profit ....................................           (5,873)           53,555           (9,408)           53,506

  Selling expenses ..............................          139,049           219,029          293,645           374,248
  General & administrative expenses .............          468,826           602,909          988,528         1,028,870
                                                     -------------     -------------    -------------     -------------

Operating (Loss).................................         (613,748)         (768,383)      (1,291,581)       (1,349,612)

  Interest expense, net..........................          (24,612)           (5,420)         (31,195)          (23,431)
Non-Operating (Expense)..........................          (24,612)           (5,420)         (31,195)          (23,431)
                                                     -------------     -------------    -------------     -------------

Net (Loss) before taxes..........................         (638,360)         (773,803)      (1,322,776)       (1,373,043)

  Provision for income taxes.....................                0                 0                0                 0
Net (Loss) ......................................    $    (638,360)    $    (773,803)    $ (1,322,776)    $  (1,373,043)
                                                     =============     =============     ============     =============

Dividends accrued on preferred stock.............           28,817            31,005           57,634            62,797

Net (Loss) applicable to common shareholders         $    (667,177)    $    (804,808)   $  (1,380,410)    $  (1,435,840)
                                                     =============     =============    =============     =============
Loss per Common Share ...........................    $       (0.01)    $       (0.02)   $       (0.02)    $       (0.04)
                                                     =============     =============    =============     =============
Weighted Average Number of
  Common Shares Outstanding .....................       65,661,771        45,272,482       63,232,175        38,069,983
                                                     =============     =============    =============     =============





                 See notes to consolidated financial statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                             Six Months Ended
                                                                                June 30,
                                                                  -----------------------------------
                                                                       2003                  2002
                                                                  --------------       --------------
Cash Flows from Operating Activities
  Net (loss).........................................                $(1,322,776)      $   (1,373,043)
  Adjustments to net (loss)
   Depreciation and amortization ....................                     93,456              102,057
   Stock & options issued for debt and expenses                          182,937              321,685
  Decreases (increases) in Assets
   Accounts receivable ..............................                      3,875                3,025
   Miscellaneous receivables.........................                      1,458               19,363
   Inventories.......................................                         30                    -
   Prepaid expenses .................................                    (87,057)             (69,266)
  Increases (decreases) in Liabilities
   Deferred revenues.................................                     (3,198)             (12,658)
   Change in prepayments.............................                    (14,075)                   -
   Accounts payable and accrued expenses ............                    208,236             (340,917)
                                                                  --------------       --------------
Net Cash (Used) by Operating Activities                                 (937,114)          (1,349,754)

Cash Flows from Investing Activities
   Purchases of equipment and fixtures ..............                     (1,885)              (2,596)
                                                                  --------------       --------------
Net Cash (Used) by Investing Activities                                   (1,885)              (2,596)

Cash Flows from Financing Activities
   Proceeds from loans and notes payable ............                    316,763                    -
   Repayment of loans and notes .....................                    (16,706)            (252,500)
   Issuance of common and preferred stock ...........                    655,148            1,689,330
                                                                  --------------       --------------
Net Cash Provided by Financing Activities                                955,205            1,436,830
Net Increase (Decrease) in Cash .....................                     16,206               84,480
Cash at Beginning of Period .........................                      9,976               15,229
                                                                  --------------       -------------
Cash at End of Period ...............................             $       26,182       $       99,709
                                                                  ==============       ==============





                 See notes to consolidated financial statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
     Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002 and its quarterly report on Form 10-QSB for the quarter ended March 31, 2003.

     In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2003, the results of operations for the three and six months ended June 30, 2003 and 2002, and the cash flows for the six months ended June 30, 2003 and 2002, have been included.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


GOING CONCERN

The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. In their report for the fiscal year ended December 31, 2002, our auditors had expressed an opinion that, as a result of the losses incurred and the relative lack of working capital, there was substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. During the last two years and the first two quarters in 2003 the Company has relied on the private placement of its common and preferred stock to fund its operations. Management's plans are to continue seeking additional working capital through equity and debt placements with private and institutional investors.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

PREPAID EXPENSES

     Prepaid expenses at the end of the quarter included a position of $50,000 representing the unamortized portion of part of the Company's chief executive officer's base salary for the remainder of the current year which was prepaid in January 2003 in the form of restricted common stock, in lieu of cash (see "Related Party Transactions").

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

PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at June 30, 2003:
              Equipment                                            $     128,743
              Furniture and fixtures                                      75,530
              Leasehold improvements                                      29,735
                                                                   -------------
                                                                         234,008

              Less accumulated depreciation                              221,504
                                                                   -------------
                            Total                                  $      12,504
                                                                   =============

Depreciation expense charged to operations was $15,497 in the first six months of 2003 and $24,098 in the first six months of 2002.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at June 30, 2003:

              Accounts payable                                     $     499,522

              Accrued interest                                            64,096

              Accrued commissions                                         17,766

              Accrued salaries, bonuses and vacations                    110,102

              Accrued professional fees                                   58,066

              Miscellaneous accruals                                      10,852
                                                                   -------------

                            Total                                  $     760,404
                                                                   =============

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

DEFERRED REVENUES
     Deferred revenues at June 30, 2003, consist of prepaid software maintenance and support charges which are amortized ratably over the remaining duration of the underlying maintenance agreements.

LOANS AND NOTES PAYABLE

     At June 30, 2003, Magnitude, Inc. and the Company had borrowings under short term loan agreements with the following terms and conditions:

          On December 4, 1996, Magnitude, Inc. repurchased 500,000 shares of its common stock and retired same  against  issuance of a promissory  note maturing twelve months  thereafter  accruing  interest at 5% per annum and due December 4, 1998. This note is overdue at June 30, 2003 and no
          demand for payment has been made.                                            $   75,000

          At December 31, 1999 the Company had  $1,475,000 of notes  outstanding related to a June 1995  private  placement  offering.  During 2000 the holders  of  $1,450,000  worth  of  notes  agreed  to  accept  partial repayment of approximately  30% of the note balances and converted the remaining balances into common shares or convertible preferred shares.
          The total amount of non-converted  notes  outstanding at June 30, 2003 is $25,000. Attempts to locate the holder of this note, to settle this
          liability, have been unsuccessful.                                               25,000

          Cash advances by three directors and officers of the Company,  payable
          on demand, carrying interest at the rate of 10% per annum.                      151,500

          Note dated December 31, 2002 due upon demand carrying  interest at the rate of 10% per annum.  Note  carries an option to convert  the entire principal  balance into  restricted  shares of the Company at $.10 per
          share.                                                                           25,000

          Note dated  April 25,  2003,  due  October 25,  2003,  originally  for
          $57,000,  carrying  interest  at the  rate of 15% per  annum.  Note is secured by accounts  receivables  and carries a provision  for earlier repayment from the proceeds of  receivables  collections or other fund
          receipts.                                                                        47,794

          Note dated June 2, 2003, due December 2, 2003, issued to a relative of
          a director and carrying interest at the rate of 10% per annum.                   53,763
                                                                                       -----------
              Total                                                                    $  378,057
                                                                                       ===========


LONG TERM DEBT
  Long-term debt as of June 30, 2003, is comprised of the following:

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

                                                                                            33,529
                                                                                       -----------
             Total                                                                         308,419
             Less current maturities                                                       108,419
                                                                                       -----------
             Long-term debt, net of current maturities                                 $   200,000
                                                                                       ===========

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

     The Company's total deferred tax asset and valuation  allowance at December
     31, 2002 are as follows:

            Total deferred tax asset, non-current                                      $ 6,700,000
            Less valuation allowance                                                     6,700,000
                                                                                       -----------
                                                                                       $         -
            Net deferred tax asset                                                     ===========


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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

COMMITMENTS AND CONTINGENCIES, continued


     Under the lease agreements, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:

          Year Ending December 31,
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

     During the first quarter in 2003, the Company's President and Chief Executive Officer and an outside director of the Company extended cash advances to the Company, totaling $92,500, repayable on demand and carrying interest at the rate of 10% per annum.

     During the second quarter in 2003, an outside director of the Company was awarded a stock grant for 163,500 restricted common shares, for services rendered.

     During the second quarter in 2003, the Company's President and Chief Executive Officer and an outside director of the Company extended cash advances to the Company, totaling $151,500, repayable on demand and carrying interest at the rate of 10% per annum.

     In a meeting of the board of directors of the Company on May 29, 2003, in consideration of the Company's President's role in augmenting available working capital through salary conversion and direct cash loans, the board approved a reduction in the exercise price of stock options for a total 4,147,917 shares issued to him, from prices ranging from $0.50 to $1.00, to $0.10 per share.

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


Results of Operations:

     The second quarter did not yield major new contracts for the licensing of our software as they could not be completed during the reporting period. The majority of potential license agreements that we have been negotiating continue to be active ongoing projects expected to close within the next two quarters. The reasons for these delays range from longer-than-expected trials and evaluations to budgetary constraints, the current economic climate and committee-based decision making processes that are not atypical for new software products such as ours, which directly affect several areas of an enterprise. During the second quarter through the time of this report, management has been actively negotiating a group of extremely large significant contracts in the areas of distribution and reselling which management internally targets to be worth more than $10 million in revenues over the next twelve months. Significant capital infusions, which improve the Company's balance sheet optics, will have a material effect on shortening the sales cycle in all the Company's business development endeavors.

     The quarter's revenues totaled $33,107, compared to $92,492 for the same period in 2002. During the current period, selling- and general and administrative expenses amounted to $607,875, significantly less than the $821,938 recorded during the same period in 2002. Lesser expenses in the marketing area where we currently operate with a reduced staff level, and savings in third party professional services, primarily in the areas of investor relations, and outlays relating to capital raising activities and related regulatory filings, account for most of these cost reductions. For the first quarter as a total, the Company realized an operating loss of $613,748, compared to an operating loss of $768,383 in 2002. After accounting for non-operating income and expenses - mainly in form of interest expenses - and dividend accruals on outstanding preferred stock, the net loss applicable to common shareholders for the period was $667,177 or $0.01 per share, compared to a loss of $804,808 or $0.02 per share for the same quarter in the previous year.


Liquidity and Capital Resources:

     The Company has experienced cash shortages during the quarter and continues to remain dependent upon the infusion of new equity capital to fund ongoing operations. New private placements with accredited investors during the quarter, and the exercise of certain stock purchase warrants, resulted in the receipt by the Company of approximately $250,000 in new equity capital in the form of cash. These equity placements were consummated by issuance of common stock to private investors in the U.S. and overseas. Details of those transactions can be found in the "Changes and Issuance of Securities" section of this report.

     The equity placements were augmented by approximately $160,000 in short-term loans, a portion of which amounting to $60,000 was supplied by certain officers and directors of the Company. At June 30, 2003, the deficit in working capital amounted to $1,368,443, up from a deficit of $978,502 at March 31, 2003. The deficit continues to challenge the Company's ability to aggressively proceed with certain marketing programs. The lack of adequate financing hinders long-term planning and continues to occupy management time and resources. The Company is pursuing several avenues that involve both equity and debt financing - possibly collateralized by restricted common stock, and, to a lesser degree, additional equity placements with accredited private investors. Until such financings can be completed, the probability and timing of which is uncertain at this time, the Company will continue to face a significant shortage of operating cash.

     At the time of this submission, the Company had no bank debt. At June 30, 2003, its short-term liabilities outside of other debt consisted primarily of $499,522 trade payables, approximately $260,000 in various accruals (see "Accounts Payable and Accrued Expenses" in the Notes to Financial Statements section) and $306,966 in accrued dividends on outstanding preferred stock. Recognizing the absence of surplus funds, management does not plan to liquidate the latter position in the immediate future. Debt included approximately $486,476 in current loans and notes of which approximately $225,390 is owed to the Company's chief executive officer and one outside director, and $200,000 in long-term liabilities, likewise owed to the Company's chief executive officer and evidenced by a promissory note maturing in July 2004.

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

Item 2   CHANGES IN SECURITIES

     -  None

c)   Issuance of unregistered securities

     During the quarter ended June 30, 2003, the Company issued the following unregistered securities:

     (i) 1,900,000 shares of common stock to 7 accredited investors pursuant to private placement subscriptions, issued in reliance upon exemptions provided under Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act, and 1,115,500 shares of common stock pursuant to the exercise of stock purchase warrants previously issued, altogether resulting in the receipt by the Company of approximately $250,000 in cash;

     (ii) 500,000 shares of common stock for marketing consulting and investor relations services performed;

     (iii)163,500 shares of common stock pursuant to a stock grant to an outside director of the Company.



Item 3   DEFAULTS ON SENIOR SECURITIES

     The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $290,000. These dividends have been accrued, however, the Company's management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

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

          (b)  Reports on Form 8-K:

               On April 8, 2003, the Company filed a report on Form 8-K, informing about a joint marketing agreement for distribution of the Company's ergonomic software, with Insurance Office of America of Orlando, Florida.

               On May 2, 2003, the Company filed a report on Form 8-K, informing about a joint marketing agreement for distribution of the Company's ergonomic software, with Arcavista Corporation of New York, New York.

               On May 16, 2003, the Company filed a report on Form 8-K, informing about a joint marketing agreement for distribution of the Company's ergonomic software, with Digital Door Productions of Winter Park, Florida.

               On June 23, 2003, the Company filed a report on Form 8-K, informing about Southern California Edison's decision to expand their enterprise deployment of the Company's patented ergonomic software.


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         MAGNITUDE INFORMATION SYSTEMS, INC.




Date:   August 12, 2003                  By:  /s/  Steven D. Rudnik
                                            ------------------------------------
                                            Steven D. Rudnik
                                            Chairman and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Magnitude Information Systems, Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2003 (the "Form 10-QSB"), each of the undersigned officers of the Company certifies, to the best of their knowledge, that the Company's Form 10-QSB fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-QSB, fairly presents, in all material respects, the financial condition and results of operations of the Company.


Dated:  August 12, 2003                 MAGNITUDE INFORMATION SYSTEMS, INC.

                                        By:  /s/ Steven D. Rudnik
                                           -------------------------------------
                                           Steven D. Rudnik
                                           President and Chief Executive Officer


                                        By: /s/ Joerg H. Klaube
                                           -------------------------------------
                                           Joerg H. Klaube
                                           Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven D. Rudnik, the Chief Executive Officer of Magnitude Information Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Magnitude Information Systems, Inc. (the "Company") for the period ended June 30, 2003;

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

Dated: August 12, 2003                      By:  /s/ Steven D. Rudnik
                                                --------------------------------
                                                Steven D. Rudnik
                                                Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joerg H. Klaube, the Chief Financial Officer of Magnitude Information Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Magnitude Information Systems, Inc. (the "Company") for the period ended June 30, 2003;

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

Dated: August 12, 2003                      By:  /s/ Joerg H. Klaube
                                               ---------------------------------
                                               Joerg H. Klaube
                                               Chief Financial Officer