Form 10QSB
period 2003-09-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2003-11-17
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For Quarter Ended September 30, 2003

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

                         Commission file number 33-20432

                       MAGNITUDE INFORMATION SYSTEMS, INC.
                       -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)

           Delaware                                         75-2228828
-------------------------------                        --------------------
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

                                Yes |X|  No |_|

      The number of shares of Registrant's Common Stock, $0.0001 par value, outstanding as of October 31, 2003, was 73,710,141 shares.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - September 30, 2003                                               3

         Consolidated Statements of Operations
          - Three and nine months ended September 30, 2003 and 2002          4

         Consolidated Statements of Cash Flows
          - Nine months ended September 30, 2003 and 2002                    5

         Notes to Consolidated Financial Statements                       6 - 12

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       13 - 14

Item 3   Controls and Procedures                                            14

PART II  -  OTHER INFORMATION                                               15

SIGNATURES                                                                  16

Certifications pursuant to Sections 906 and 302 of the
Sarbanes-Oxley Act of 2002                                               17 - 19

PART I - Item 1

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

ASSETS                                                                         September 30, 2003
                                                                               ------------------
     Current Assets
     Cash ......................................................................   $      5,254
     Accounts receivable, net of allowance for
        doubtful accounts of $212 ..............................................         27,287
     Miscellaneous receivables .................................................          3,300
     Inventories ...............................................................         26,917
     Prepaid expenses ..........................................................         99,014
                                                                                   ------------
        Total Current Assets ...................................................        161,772
     Property and equipment, net of accumulated
        depreciation of $191,010 ...............................................         11,457
     Software, net of accumulated amortization of $846,358 .....................        660,931
     Other assets ..............................................................         68,522
                                                                                   ------------
TOTAL ASSETS ...................................................................        902,682
                                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (IMPAIRMENT)
LIABILITIES
     Accounts payable and accrued expenses .....................................        852,852
     Deferred revenue ..........................................................         12,854
     Dividends payable .........................................................        335,783
     Loans and notes payable ...................................................        359,763
     Current maturities long-term debt .........................................        208,419
     Current maturities lease obligations ......................................            511
                                                                                   ------------
        Total Current Liabilities ..............................................      1,670,182
     Long-term debt, less current portion ......................................        100,000
                                                                                   ------------
TOTAL LIABILITIES ..............................................................      1,870,182

STOCKHOLDERS' EQUITY (IMPAIRMENT)
     Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
     2,500 shares have been designated Cumulative Preferred Stock,
     of which 1 share is issued and outstanding ................................              0
     300,000 shares have been designated Series A Convertible Preferred Stock,
     350,000 shares have been designated Series B Convertible Preferred Stock,
     120,000 shares have been designated Series C Convertible Preferred Stock,
     500,000 shares have been designated Series D Convertible Preferred Stock,
     of which a combined total 195,968 shares are issued and outstanding .......            196
     Common Stock, $0.0001 par value, 100,000,000 shares authorized,
     72,743,474 shares are issued and outstanding ..............................          7,274
     Stock subscriptions receivable ............................................         (3,297)
     Additional paid-in capital ................................................     22,140,402
     Accumulated deficit .......................................................    (23,112,075)
                                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY (IMPAIRMENT) ........................................       (967,500)

TOTAL LIABILITIES AND EQUITY (IMPAIRMENT) ......................................   $    902,682
                                                                                   ============

                 See notes to consolidated financial statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended                Nine Months Ended
                                                        September 30,                    September 30,
                                                -----------------------------     -----------------------------
                                                    2003             2002             2003             2002
                                                ------------     ------------     ------------     ------------
Total Revenues .............................    $     57,540     $    126,434     $    126,099     $    257,818

     Cost of Goods Sold ....................          38,946           45,040          116,913          122,918

Gross Profit ...............................          18,594           81,394            9,186          134,900

     Selling expenses ......................          96,389          233,525          390,034          607,773
     General & administrative expenses .....         362,869          545,409        1,351,397        1,574,279
                                                ------------     ------------     ------------     ------------

Operating (Loss) ...........................        (440,664)        (697,540)      (1,732,245)      (2,047,152)

     Miscellaneous income ..................           3,745           35,719            3,745           35,719
     Interest expense, net .................         (24,462)          (5,845)         (55,657)         (29,276)
                                                ------------     ------------     ------------     ------------
Non-Operating Income (Expense) .............         (20,717)          29,874          (51,912)           6,443
                                                ------------     ------------     ------------     ------------

Net (Loss) before taxes ....................        (461,381)        (667,666)      (1,784,157)      (2,040,709)

     Provision for income taxes ............               0                0                0                0
Net (Loss) .................................    $   (461,381)    $   (667,666)    $ (1,784,157)    $ (2,040,709)
                                                ============     ============     ============     ============

Dividends accrued on preferred stock .......          28,817           28,817           86,451           91,614

Net (Loss) applicable to common shareholders    $   (490,198)    $   (696,483)    $ (1,870,608)    $ (2,132,323)
                                                ============     ============     ============     ============
Loss per Common Share ......................    $      (0.01)    $      (0.01)    $      (0.03)    $      (0.05)
                                                ============     ============     ============     ============
Weighted Average Number of
     Common Shares Outstanding .............      69,104,958       52,097,880       65,189,770       42,745,948
                                                ============     ============     ============     ============

                 See notes to consolidated financial statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                        ----------------------------
                                                            2003            2002
                                                        -----------     -----------
Cash Flows from Operating Activities
     Net (loss) ....................................    $(1,784,157)    $(2,040,709)
     Adjustments to net (loss)
        Depreciation and amortization ..............        134,978         153,531
        Provision for bad debts ....................             --         (11,605)
        Stock & options issued for debt and expenses        242,562         443,379
     Decreases (increases) in Assets
        Accounts receivable ........................         (6,494)        131,950
        Miscellaneous receivables ..................            429          18,720
        Inventories ................................             30         (24,857)
        Prepaid expenses ...........................       (130,136)        (25,654)
        Other assets ...............................             --          (1,955)
     Increases (decreases) in Liabilities
        Deferred revenues ..........................         (5,015)       (208,291)
        Change in prepayments ......................        (14,075)             --
        Accounts payable and accrued expenses ......        303,308        (296,169)
                                                        -----------     -----------
Net Cash (Used) by Operating Activities ............     (1,258,570)     (1,861,660)

Cash Flows from Investing Activities
     Purchases of equipment and fixtures ...........         (3,380)        (12,751)
                                                        -----------     -----------
Net Cash (Used) by Investing Activities ............         (3,380)        (12,751)

Cash Flows from Financing Activities
     Proceeds from loans and notes payable .........        328,469          76,000
     Repayment of loans and notes ..................        (21,706)       (287,500)
     Addition to capital from issuance stock options         37,525              --
     Issuance of common and preferred stock ........        912,940       2,074,437
                                                        -----------     -----------
Net Cash Provided by Financing Activities ..........      1,257,228       1,862,937
Net (Decrease) in Cash .............................         (4,722)        (11,474)
Cash at Beginning of Period ........................          9,976          15,229
                                                        -----------     -----------
Cash at End of Period ..............................    $     5,254     $     3,755
                                                        ===========     ===========

                 See notes to consolidated financial statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

      Basis of Presentation

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002 and its quarterly reports on Form 10-QSB for the quarters ended March 31, 2003 and June 30, 2003.

            In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2003, the results of operations for the three and nine months ended September 30, 2003 and 2002, and the cash flows for the nine months ended September 30, 2003 and 2002, have been included.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

      Depreciation and Amortization

            Property and equipment are recorded at cost. Depreciation on equipment, furniture and fixtures and leasehold improvements is computed on the straight-line method over the estimated useful lives of such assets between 3-10 years. Maintenance and repairs are charged to operations as incurred. Software assets are amortized on the straight-line method over 10 years. Software assets are capitalized at the fair value of stock exchanged/granted upon acquisition and are amortized on the straight-line method on a product-by-product basis over the estimated economic life of the products which has been determined to be 10 years.

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

      Income Taxes

            The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company's income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal deferred tax asset.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

GOING CONCERN

      The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. In their report for the fiscal year ended December 31, 2002, our auditors had expressed an opinion that, as a result of the losses incurred and the relative lack of working capital, there was substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. During the last two years and the first three quarters in 2003 the Company has relied on the private placement of its common and preferred stock to fund its operations. Management's plans are to continue seeking additional working capital through equity and debt placements with private and institutional investors.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

PREPAID EXPENSES

      Prepaid expenses at the end of the quarter included a position of $25,000 representing the unamortized portion of part of the Company's chief executive officer's base salary for the remainder of the current year which was prepaid in January 2003 in the form of restricted common stock, in lieu of cash (see "Related Party Transactions"). Also included was approximately $45,000 representing the value of restricted stock issued to certain consultants for services to be rendered in the near future.

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

PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2003:
         Equipment                                                     $130,237
         Furniture and fixtures                                          72,230
                                                                       --------

                                                                        202,467

         Less accumulated depreciation                                  191,010
                                                                       --------

                                   Total                               $ 11,457
                                                                       ========

Depreciation expense charged to operations was $18,039 in the first nine months of 2003 and $36,593 in the first nine months of 2002.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at September 30, 2003:

Accounts payable                                                        $577,207

Accrued interest                                                          79,945

Accrued commissions                                                        7,397

Accrued salaries, bonuses, vacations, payroll taxes                       95,718

Accrued professional fees                                                 80,424

Miscellaneous accruals                                                    12,161
                                                                        --------
                      Total                                             $852,852
                                                                        ========

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

DEFERRED REVENUES

      Deferred revenues at September 30, 2003, consist of prepaid software maintenance and support charges which are amortized ratably over the remaining duration of the underlying maintenance agreements.

LOANS AND NOTES PAYABLE

      At September 30, 2003, Magnitude, Inc. and the Company had borrowings under short term loan agreements with the following terms and conditions:

On December 4, 1996, Magnitude, Inc. repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998
This note is overdue at September 30, 2003 and no demand for payment has been
made                                                                                $ 75,000

At December 31, 1999 the Company had $1,475,000 of notes outstanding related to a June 1995 private placement offering. During 2000 the holders of $1,450,000 worth of notes agreed to accept partial repayment of approximately 30% of the note balances and converted the remaining balances into common shares or convertible preferred shares. The total amount of non-converted notes outstanding at September 30, 2003 is $25,000. Attempts to locate the holder of
this note, to settle this liability, have been unsuccessful                           25,000

Cash advances by two directors and officers of the Company, payable on demand,
carrying interest at the rate of 10% per annum                                       149,000

Note dated April 25, 2003, due December 31, 2003, for $57,000, carrying interest at the rate of 15% per annum. Note is secured by accounts receivables and carries a provision for earlier repayment from the proceeds of receivables
collections or other fund receipts                                                    57,000


Note dated June 2, 2003, due December 2, 2003, issued to a relative of a
director and carrying interest at the rate of 10% per annum                           53,763
                                                                                    --------
         Total                                                                      $359,763
                                                                                    ========

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

LONG TERM DEBT

      Long-term debt as of September 30, 2003, is comprised of the following:

Pursuant to the February 2, 1998, Agreement and Plan of Merger with Rolina
Corporation, the Company had issued 155,556 shares (the "Shares") of its common stock to the principal of Rolina Corporation who currently serves as the Company's Chief Executive Officer and Board Chairman, and had issued a Put
Option for such Shares at a price of $2.41 per share in accordance with the provisions contained therein, with notice for exercise eligible to be given at any time after February 1, 2000, and before 5:00 p.m. on the 90th day thereafter. This liability was converted into a Company obligation for
$274,890 maturing March 31, 2002 and a demand loan for $100,000 both carrying interest at the rate of 7% per year, subsequently increased to 10%, payable monthly. The demand portion of this note was repaid in April 2002 and the due date for $274,890 of the remaining balance was extended to July 1, 2003
Subsequently, the maturity of the unpaid balance was changed to a portion of
$74,890 payable on demand, a portion of $100,000 due on July 1, 2004, and a portion of $200,000 due on January 1, 2005. The obligation includes an option to the holder for conversion of the outstanding principal into shares of the
Company's common stock at the rate of $0.10 per share                             $274,890

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in monthly payments commencing
July 1, 1997. The imputed interest rate used to discount the note is 8% per
annum. This obligation is in default                                                33,529
                                                                                  --------
  Total                                                                            308,419
  Less current maturities                                                          208,419
                                                                                  --------
  Long-term debt, net of current maturities                                       $100,000
                                                                                  ========

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

      The Company's total deferred tax asset and valuation allowance at December 31, 2002 are as follows:

Total deferred tax asset, non-current                                 $6,700,000
Less valuation allowance                                               6,700,000
                                                                      ----------
Net deferred tax asset                                                $       --
                                                                      ==========

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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

COMMITMENTS AND CONTINGENCIES, continued

      Under the lease agreements, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:

Year Ending December 31,
------------------------
        2003                                                          $105,609
        2004                                                            84,615
        2005                                                            21,309
                                                                      --------
        Total                                                         $211,533
                                                                      ========

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

Results of Operations:

      Progress in our ongoing pursuit to close large prospective licensing distribution and reselling contracts, currently in the negotiation stage, has been slow but steady. Successful closing of the first of these large projects will have a material effect on shortening the sales cycle in all the Company's business development endeavors. The third quarter did not yield completed major new contracts for the licensing of our software as they could not be completed during the reporting period. While we have not achieved this goal during the quarter, management remains confident that a breakthrough in form of such major new contracts is very much in reach and that the outlook for the upcoming quarters remains positive.

      The quarter's revenues totaled $57,540, compared to $126,434 for the same period in 2002. During the current period, selling- and general and administrative expenses amounted to $459,258, significantly less than the $778,934 recorded during the same period in 2002. Lesser expenses in the marketing area where we currently operate with a reduced staff level, and savings in outlays for third party services, primarily in the areas of investor relations and capital raising activities and related regulatory filings, account for most of these cost reductions. For the third quarter as a total, the Company realized an operating loss of $440,664, compared to an operating loss of $697,540 in the third quarter in 2002. After accounting for non-operating income and expenses - mainly in form of interest expenses - and after dividend accruals on outstanding preferred stock, the net loss applicable to common shareholders for the period was $490,198 or $0.01 per share, compared to a loss of $696,483 or $0.01 per share for the same quarter in the previous year.

Liquidity and Capital Resources:

      The Company has experienced cash shortages during the quarter and continues to remain dependent upon the infusion of new equity capital to fund ongoing operations. Private placements with accredited investors during the quarter resulted in the receipt by the Company of approximately $258,000 in new equity capital in the form of cash. These equity placements were consummated by issuance of common stock to private investors in the U.S. and overseas. Details of those transactions can be found in the "Changes and Issuance of Securities" section of this report.

      At September 30, 2003, the deficit in working capital amounted to $1,508,410, up from a deficit of $1,368,443 at June 30, 2003. The deficit continues to challenge the Company's ability to aggressively proceed with certain marketing programs. The lack of adequate financing hinders long-term planning and continues to occupy management time and resources. The Company is pursuing several avenues that involve both equity and debt financings with accredited private investors. Until such financings can be completed, the probability and timing of which is uncertain at this time, the Company will continue to face a significant shortage of operating cash.

      At the time of this submission, the Company had no bank debt. At September 30, 2003, its short-term liabilities outside of debt consisted primarily of $577,207 trade payables, approximately $275,000 in various accruals (see "Accounts Payable and Accrued Expenses" in the Notes to Financial Statements section) and $335,783 in accrued dividends on outstanding preferred stock. The payables include approximately $228,000 owed to the Company's chief executive officer and one outside director. With respect to the dividend accruals and in view of the absence of surplus funds, management does not plan to liquidate the latter position in the immediate future. Debt consisted of $568,693 in current loans and notes of which approximately $325,390 is owed to the Company's chief executive officer and one outside director, and $100,000 in long-term liabilities, likewise owed to the Company's chief executive officer and evidenced by a promissory note maturing in January 2005.

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

Item 3. CONTROLS AND PROCEDURES

      (a) Evaluation of Disclosure Controls and Procedures.

            Within the 90 days prior to the filing date of this Quarterly Report on Form 10-Q, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer, have concluded that our current disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

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

Item 2 CHANGES IN SECURITIES

      -     None

c)    Issuance of unregistered securities

      During the quarter ended September 30, 2003, the Company issued the following unregistered securities:

      (i) 4,296,870 shares of common stock to nine accredited investors pursuant to private placement subscriptions, issued in reliance upon exemptions provided under Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act, altogether resulting in the receipt by the Company of approximately $258,000 in cash;

      (ii) 1,642,500 shares of common stock and options for the purchase of 1,535,000 shares, for marketing consulting and investor relations services;

Item 3 DEFAULTS ON SENIOR SECURITIES

      The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $310,000. These dividends have been accrued, however, the Company's management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

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

      (b)   Reports on Form 8-K:

            On July 8, 2003, the Company filed a report on Form 8-K, informing about a joint marketing agreement for distribution of the Company's ergonomic software, with Digital Door Productions, LLC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MAGNITUDE INFORMATION SYSTEMS, INC.


Date: November 12, 2003                 By: /s/  Steven D. Rudnik
                                           -------------------------------------
                                           Steven D. Rudnik
                                           Chairman and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Magnitude Information Systems, Inc. (the "Company") on Form 10-QSB for the quarter ended September 30, 2003 (the "Form 10-QSB"), each of the undersigned officers of the Company certifies, to the best of their knowledge, that the Company's Form 10-QSB fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Form 10-QSB, fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 12, 2003                MAGNITUDE INFORMATION SYSTEMS, INC.


                                        By: /s/ Steven D. Rudnik
                                           -------------------------------------
                                           Steven D. Rudnik
                                           President and Chief Executive Officer


                                        By: /s/ Joerg H. Klaube
                                           -------------------------------------
                                           Joerg H. Klaube
                                           Chief   Financial Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven D. Rudnik, the Chief Executive Officer of Magnitude Information Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Magnitude Information Systems, Inc. (the "Company") for the period ended September 30, 2003;

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


Dated: November 12, 2003                By: /s/ Steven D. Rudnik
                                           -------------------------------------
                                           Steven D. Rudnik
                                           Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joerg H. Klaube, the Chief Financial Officer of Magnitude Information Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Magnitude Information Systems, Inc. (the "Company") for the period ended September 30, 2003;

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


Dated: November 12, 2003                By: /s/ Joerg H. Klaube
                                           -------------------------------------
                                           Joerg H. Klaube
                                           Chief Financial Officer