Form 10KSB
period 2003-12-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2004-03-30
CIK 838796

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the Fiscal Year ended December 31, 2003


                                       OR

  [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
                                EXCHANGE OF 1934

                     For the Transition Period From     to

                          Commission File No. 33-20432

                       MAGNITUDE INFORMATION SYSTEMS, INC.
              ----------------------------------------------------
              Exact Name of Registrant as Specified in its Charter

                  DELAWARE                             75-2228828
      ------------------------------------------------------------------
        State or Other Jurisdiction of                IRS Employer
        Incorporation or Organization             Identification Number

               401 State Route 24, Chester, New Jersey      07930
              ----------------------------------------------------
              Address of Principal Executive Offices      Zip Code

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
                      NONE                                     NONE

      Securities Registered pursuant to Section 12(g) of the Exchange Act:
      --------------------------------------------------------------------
                         Common Stock, par value $0.0001


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

      The Registrant's revenues for the fiscal year ended December 31, 2003, were $162,335.

Common stock, par value $.0001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on March 8, 2004. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on March 8, 2004, ($0.11), the aggregate market value of the 70,240,034 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on March 8, 2004, was approximately $7,726,404. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

      As of March 8, 2004, 79,482,141 shares of Common Stock, $.0001 par value, were outstanding.

             DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

                       MAGNITUDE INFORMATION SYSTEMS, INC.

                                    CONTENTS


PART I.                                                                   Page
                                                                          ----

  Item  1.  Business......................................................  4

  Item  2.  Properties.................................................... 11

  Item  3.  Legal Proceedings............................................. 11

  Item  4.  Submission of Matters to a Vote of Security Holders........... 11

PART II.

  Item  5.  Market for Registrant's Common Equity and Related
            Shareholder Matters........................................... 12

  Item  6.  Selected Financial Data....................................... 14

  Item  7.  Management's' Discussion and Analysis of Financial Condition
            and Results of Operations..................................... 15

  Item  8.  Financial Statements and Supplementary Data................... 18

  Item 8a.  Controls and Procedures....................................... 18

  Item  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................... 18
PART III.

  Item 10.  Directors and Executive Officers of the Registrant............ 19

  Item 11.  Executive Compensation........................................ 21

  Item 12.  Security Ownership of Certain Beneficial Owners and
            Management.................................................... 24

  Item 13.  Certain Relationships and Related Transactions................ 25

  Item 14.  Principal Accountant Fees and Services........................ 25

PART IV

  Item 15.  Exhibits and Reports on Form 8-K.............................. 27

            Signatures.................................................... 28

            Exhibit Index................................................. 29

                                     PART I
                                     ------
ITEM 1: BUSINESS

The Company

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

      As of December 31, 2003, there were outstanding 77,213,808 Common Shares, 1 Cumulative Preferred Share, and 351,022 Convertible Preferred Shares.

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

      In July 1999, Cornell University released a study entitled "Effects of Ergonomic Management Software on Employee Performance," a field experimental test of the effects of ErgoEnterprise on computer work activity.(1) Professor Alan Hedge tested the effects of using Magnitude's ergonomic work pacing software to monitor keyboard and mouse activity, and to provide computer users with information on appropriate, discretionary rest breaks. The software also provided information on stretching exercises, appropriate postures, and appropriate workstation adjustments. The Wall Street office of a nationwide insurance brokerage firm was chosen as the test site for this study.

----------
(1)  Hedge,   A.   "Effects  of  Ergonomic   Management   Software  on  Employee
Performance." Cornell Human Factors Laboratory Technical Report /SP7991, Cornell University, July 1999.

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


Research and Development

      The Company has invested considerable resources in the further development of the overall ErgoEnterprise(TM) system and related product documentation and marketing collateral materials. In late summer 1997, the first official version of ErgoEnterprise(TM), Version 1.78, was released, followed by yearly upgrades since then. The Company is currently shipping Version 5.5 which was released in February 2004.

      The Company has expensed all expenditures related to the above efforts. Such expenses totaled approximately $228,000 for the year ended December 31, 2003, and $183,000 for the year ended December 31, 2002.

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

Employees

      As of December 31, 2003, the Company employed 10 persons, of whom four were primarily engaged in research and development and software support activities, two were primarily engaged in sales and marketing, and four in general administrative and managerial functions. The Company has no collective bargaining agreements with its employees.


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

                                     PART II
                                     -------

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

                                                      OTC-BB
                                        High/Ask                Low/Bid
2002
      First Quarter.................   $   0.29                $    0.08
      Second Quarter................       0.29                     0.12
      Third Quarter ................       0.23                     0.09
      Fourth Quarter ...............       0.17                     0.10
2003
      First Quarter.................   $   0.15                $    0.08
      Second Quarter................       0.13                     0.06
      Third Quarter ................       0.13                     0.06
      Fourth Quarter ...............       0.15                     0.07

(b) Shareholders

      As of March 8, 2004, there were approximately 360 shareholders of record for the Company's Common Stock. The number of record holders does not include shareholders whose securities are held in street names.

(c) Dividends

      The Company has not declared or paid, nor has it any present intention to pay, cash dividends on its common stock. The Company is obliged, under certain circumstances, to pay cash dividends on its outstanding cumulative preferred and convertible preferred stock. At December 31, 2003, the Company was in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears totaled approximately $320,000.

Recent Issues of Unregistered Securities

      During the fourth quarter of 2003 the Company had issued the following unregistered securities:

      (i) 1,150,000 shares of common stock accompanied by warrants for the purchase of 50,000 shares of common stock, exercisable at $0.15/share during three years, to two foreign and three domestic accredited investors pursuant to private placement subscriptions under Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act, which resulted in the receipt by the Company of $66,600 in cash;

      (ii) 130,834 shares of Series E Senior Convertible Preferred stock convertible six months after issue into 13,083,368 common shares, accompanied by warrants for the purchase of 6,541,684 shares of common stock, exercisable at $0.15/share during three years, to five foreign and thirteen domestic accredited investors pursuant to private placement subscriptions under Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act, which resulted in the receipt by the Company of $748,402 in cash;

(iii) 372,833 shares of common stock and 19,593 shares of Series E Senior Convertible Preferred stock convertible six months after issue into 1,959,334 common shares accompanied by warrants for the purchase of 1,079,666 shares of common stock, exercisable at $0.15/share during three years, to five creditors of the Company, one of who is an outside director of the Company, which resulted in the cancellation of $138,730 in current liabilities;

(iv) 947,500 shares of common stock and 7,405 shares of Series E Senior Convertible Preferred stock convertible six months after issue into 740,500 common shares accompanied by warrants for the purchase of 370,250 shares of common stock, exercisable at $0.15/share during three years, to four consultants and one outside director of the Company, for services rendered;

(v) 2,000,000 shares of common stock issued to five officers and directors of the Company in the form of stock awards for compensation.


      In addition, during the fourth quarter of 2003, the board of directors of the Company approved resolutions with respect to the Company's securities, as follows:

      (i) During a meeting on November 6, 2003, the board approved the filing with the Secretary of the State of Delaware of an amendment to the Company's Certificate of Incorporation, canceling a previously authorized class of convertible preferred stock described as Series B Senior Convertible Preferred Stock.

      (ii) During the same meeting, the board approved the filing with the Secretary of the State of Delaware of an amendment to the Company's Certificate of Incorporation, authorizing a new class of convertible preferred stock described as Series E Senior Convertible Preferred Stock, the designation of which is attached hereto as Exhibit 10.19.


Amendment to Registration Statement on Form SB-2

      On February 6, 2004, the Company filed a Post-Effective Amendment No.1 to its Form SB-2 registration statement previously filed with the Securities and Exchange Commission in 2001(Registration No. 333-73992) and declared effective during 2003. The Amendment is currently under review. The Company did not receive any proceeds from the sale of any of the registered securities.

New Registration Statement on Form SB-2

      On February 6, 2004, the Company filed with the Securities and Exchange Commission a registration statement on Form SB-2 (Registration NO. 333-112595), registering a total of 26,040,037 shares, already issued or underlying options, warrants, and convertible preferred stock already issued, on behalf of certain shareholders and investors in the Company. The Company will not receive any proceeds from the sale of any of the registered securities.

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

      The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2003 and 2002 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

      The  financial  data are  those of  Magnitude  Information  Systems,  Inc.
including the operations of Magnitude, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

   SELECTED FINANCIAL DATA

   Balance Sheet                      December  31,
                                           2003
                                       ------------
      Total assets................       $925,723
      Current liabilities.........      1,200,340
      Long-term debt..............        103,234
      Working capital.............       (274,617)
      Shareholders' equity........      $(377,851)

   Statement of Operations             For the Year Ended December 31,
                                          2003                 2002
                                      ------------        -------------
      Total revenues..............       $162,335             $369,443
      Operating income(loss)......     (2,449,421)          (2,847,990)
      Net(loss)...................     (2,337,881)          (2,642,673)
      Net(loss)after dividends....
      On Preferred Shares.........     (2,464,174)          (2,763,104)

      Net loss per common share...         $(0.04)              $(0.06)
      Number of shares used in
      computing  per share data...     66,962,744           44,509,412

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

Results of Operations for the Year Ended December 31, 2002

      The results for the fiscal year 2003 were affected by a continued severe shortage of cash which necessitated a retrenchment in the pursuit of more ambitious marketing plans. Previously planned sales and marketing projects were partially compromised by the need to dedicate available management resources towards securing new working capital in order to finance ongoing operations and preserve the infrastructure and basis for growing the business in the future. Only towards the end of the year was the Company in a position to accumulate modest financial resources that would permit management to concentrate on formulating and developing a more effective marketing strategy. Management is cautiously optimistic that it has succeeded in identifying promising areas of growth and a winning marketing approach that will reverse past year's sales decline and result in significant revenue increases in the new fiscal year. An entirely new marketing strategy has been developed that leverages the database characteristics of our software products for the purpose of providing clients with a unique management tool for control of operations and increase in productivity. These efforts go hand-in-hand with a renewed program of co-marketing the Company's products together with selected partners in the insurance and risk management industry. Following these strategies, the Company has entered into negotiations for company-wide deployment of its software products with several well known large corporate clients; such discussions have in some cases already resulted in pilot installations on divisional levels.

      For the year ended December 31, 2003, the Company had revenues of $162,335, considerably less than the $369,443 achieved in 2002. This decline was a consequence of the above described detrimental factors. Revenues consisted of $130,812 licensing fees for the Company's software products and $31,523 for maintenance and support services.

      Gross profits amounted to $6,388. Gross profits are burdened with a fixed charge for amortization of certain proprietary software assets. Such software assets underlie the Company's products and are being amortized on a straight line over 10 years, resulting in a level charge of approximately $13,000 per month to cost-of-goods-sold. Owing to the fact that variable cost-of-goods-sold expenses are less than 5%, the gross margins will increase with larger revenues, as the portion of fixed expenses decreases relatively. After deducting selling -, research -, and general and administrative expenses of $2,455,809 which decreased by 20% from the $3,055,563 recorded in 2002, the Company realized an operating loss of $2,449,421 compared to an operating loss of $2,847,990 in 2002. Non-operating income and expenses included $94,823 net interest expense, $779 charges for losses on assets, and $3,745 in non-recurring income consisting of extraordinary gains from the dissolution of certain prior year accruals. The

Company also realized a credit of approximately $209,000 from the sale of net loss carry-forward tax credits pursuant to New Jersey Emerging Technology and Biotechnology Financial Assistance Act. The year concluded with a net loss of $2,337,881. After accounting for dividend accruals on outstanding preferred stock which totaled $126,293, the net loss applicable to common shareholders was $2,464,174 or $0.04 per share, compared to a loss of $2,763,104 or $0.06 per share for the previous year.

      The decrease in operating expenses is primarily the result of lesser expenditures for sales staff expenses and certain marketing programs and of efforts to curtail general and administrative expenses across the board. Management is committed to review the merit of all activities with respect to cost/benefit relations on an on-going basis and exercise due diligence in day-to-day operations with the goal of further reducing all non-critical expenditures.

Liquidity and Capital Resources

      As explained in more detail below, during 2003 management had to invest much time to find new equity capital for financing the Company's ongoing operations. Such efforts were successful in attracting approximately $1.7 million in new equity funding in the form of cash, as well as converting approximately $466,000 debt into equity.

      At December 31, 2003, the deficit in working capital amounted to $274,617 as compared to $964,689 at December 31, 2002. Stockholders' equity showed an impairment of $377,851 at the end of the year, compared to an impairment of $336,918 at the beginning of the year. The negative cash flow from operations totaled approximately $1.8 million and was substantially financed by new equity which was obtained through private placements. The new equity placements were consummated by issuance of common stock and convertible preferred stock to accredited private investors in the United States and overseas. Details of such transactions can be found in the "Changes and Issuance of Securities" sections in the Company's reports on Form 10-QSB during the year, as well as in the pertinent section of this report. In February 2004, the Company had filed a new registration statement on Form SB-2 and an amendment to a previously filed registration statement on Form SB-2, both of which covered common shares directly issued as well as common shares underlying the previously issued convertible preferred stock and warrants, in connection with these and prior financing transactions. These filings are currently under review by the Securities and Exchange Commission. During the first three months of 2004 and up to the time of this submission, more recent equity financing transactions have generated approximately $890,000 cash in the aggregate which was utilized to finance operations during that period.

      At the time of this submission, the Company had no bank debt. At December 31, 2003 its short-term liabilities, aside from trade payables and accruals, consisted of certain notes and loans aggregating approximately $416,000 of which approximately $239,000 was owed to the chairman and chief executive officer of the Company in form of demand notes (see "Related Party Transactions"). All of the long-term debt of approximately $100,000 was likewise owed to the chairman and chief executive officer and evidences by a promissory note maturing in January 2005.

      Current cash reserves and net cash flow from operations expected during the near future are inadequate when measured against present and anticipated future needs. In order to remedy the resulting liquidity constraints and address any "going-concern" issues, management is currently negotiating with several financing sources with the goal of obtaining commitments for further investments in form of debt or equity capital, to be funded during the upcoming quarter. There can be no assurance, however, that these negotiations will lead to the desired outcome.

Outlook

In the absence of sufficient capital funding management could not maintain any meaningful marketing programs. Giving much wider exposure to the general public of the nature and risks associated with repetitive stress injuries, and the important role that the Company and its software products can play in this environment by providing costs effective remedial solutions for these problems, is an expensive but necessary undertaking. Until larger financial resources can be made available all sales and marketing efforts must therefore be limited to one-on-one direct sales efforts with a limited number of prospects. In doing so, management will try to capitalize on certain visible success stories with well known larger companies that have purchased and successfully utilized the Company's products. This is a slow process that is expected to yield substantial cash flows only during the third and fourth quarters in 2005.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The Company's Financial Statements and Notes to Financial Statements are attached hereto as Exhibit A and incorporated herein by reference.


ITEM 8A: CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures:

Based on their evaluation as of a date within 90 days of the filing date of this report, our principal executive officer and principal financial officer have concluded that Magnitude Information Systems, Inc.'s ("the Company's") disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") are sufficiently effective to ensure that the information required to be disclosed by the Company in the reports that we file under the Exchange Act is gathered, analyzed and disclosed with adequate timeliness, accuracy and completeness.

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

                                    PART III

ITEM  10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The names of all directors and executive officers of the Company are as follows:

         Name                Position                    Term(s) of Office
-------------------  ------------------------------  ---------------------------

Steven D. Rudnik     Chief Executive Officer,        Jan.8, 1999, until present
                     President, Director

Steven D. Rudnik     Chairman of the Board           Feb.11, 2000, until present

Mark Chroscielewski  Sr. Vice President              Jan 2, 2003, until present
                     Business Development

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

Resumes:

      STEVEN  D.  RUDNIK,  Age  44  -  Chairman  and  Chief  Executive  Officer,
President. Mr. Rudnik personally developed many of the copyrighted software products offered by Magnitude Information Systems. Mr. Rudnik co-founded Rolina Corporation in 1996. Prior to 1996, Mr. Rudnik had executive level positions in software product development and software company operations. In 1983, Mr. Rudnik joined Randall-Helms International, Inc. Over the next 13 years, he conceived and developed four independent families of stock market modeling software products aimed at the worldwide "large cap" institutional investor market. These product families generated over US$ 25 million in sales from more than 400 clients in 23 countries. Mr. Rudnik was Executive Vice President and Partner at Randall-Helms when it was sold in 1995.

      MARK CHROSCIELEWSKI, Age 46 - Senior Vice President Business Development. Since joining the Company in January 2003 Mark Chroscielewski manages our strategic alliances and develops new marketing strategies to present our products to both the productivity and ergonomic segments of the corporate marketplace. Prior to joining our Company, Mr. Chroscielewski was the principal of a consulting firm, specializing in the development of proprietary data mining software, modeled for corporate customers seeking an enterprise-wide application for their customer relations management programs. This software was utilized by Columbia/HCA, the largest healthcare enterprise in the world, to support its healthcare claims protocol. Mark's experience includes the co-founding, in 1988, of a multi-national software marketing enterprise, CrossZ International. As Chairman and Chief Executive Officer, Mr. Chroscielewski grew this company to 80 plus employees, established international operations, sold product to many fortune 100 companies including American Express, Philip Morris and MCI while raising approximately $37 million in equity capital to fund its business and growth. After participating in its initial public offering in 1997, CrossZ Software was sold to an Italian consortium, Intelitec in 2002, and is now now called CrossZ Solutions SA

      JOERG H. KLAUBE, Age 62 - Chief Financial Officer, Senior Vice President. Joined Magnitude, Inc. in December 1994. From 1993 to 1994 he was Vice President Administration for Comar Technologies Inc., a computer retail firm, and from 1983 to 1993 Chief Financial Officer for Unitronix Corporation, a publicly traded software design and computer marketing firm. Prior to that, Mr.Klaube was employed for 16 years with Siemens Corp., the US subsidiary of Siemens AG, where he served most recently as Director of Business Administration for its Telecommunications Division. He graduated from the Banking School in Berlin, Germany, and holds an MBA degree from Rutgers University.

      STEVEN W. JAGELS, Age 44 - Senior Vice President Information Systems. Mr. Jagels joined Magnitude in February 1998. Mr. Jagels has 20 years of software development experience in such diverse disciplines as clinical laboratory analysis, stock market modeling, artificial intelligence, and retail business applications. Mr. Jagels also has experience in the software industry, including software management, project development, systems analysis, and training. Prior to his software career, Mr. Jagels had five years experience in biomedical engineering and management.

      JOSEPH J. TOMASEK, Age 57 - Director. Mr. Tomasek was appointed a director in February 2000. He has been engaged in the private practice of corporate and securities law in his own law firm for the last ten years. Mr. Tomasek was appointed to serve as general counsel for the Company in 1999. In addition to his work with the Company, Mr. Tomasek represents several other clients in the United States and Europe in corporate finance matters.

      STEVEN L. GRAY, Age 55 - Director. Mr. Gray was elected to serve on the Board on May 18, 2000. He is a resident of Venice, Florida. For the past 3-1/2 years, Mr. Gray has served as the President and is a shareholder of a private Florida corporation engaged in the retail distribution of nutritional products. This corporation has a customer base in nine countries. Prior to that time, Mr. Gray ran his own real estate development company, specializing in the design and construction of multi-family housing.

      IVANO ANGELASTRI, Age 41 - Director. Mr. Angelastri was elected to serve on the Board on May 18, 2000. He is a resident of Zurich, Switzerland. Mr. Angelastri has been active in portfolio management services for many years. Since January 24, 2001 he is the Managing Director of T&T Vermoegensverwaltungs AG, Zurich, Switzerland, whose main business is asset management and financial consulting services for private and institutional clients. Prior to his current position, Mr. Angelastri served as Managing Director of Megan Services where he performed financial advisory and portfolio management services.


Compliance with Section 16(a) of the Securities Exchange Act of 1934

      The Company knows of no person, who at any time during the period from January 16, 2003, the date at which compliance with Section 16)a) became applicable, to the present, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a), except, however, the Forms 4 reporting the acquisition of 300,000 restricted common shares acquired on December 30, 2003, by each of the members of the board of directors and chief financial officer for services rendered, which were not filed until January 8, 2004. Based upon a review of Forms 3, 4 and 5 furnished to the Company under Rule 16(a)-3(d) and other than set forth above the Company knows of no Reporting Person that failed to file the required reports within the required time limits.

ITEM 11: EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation and executive capacities for the fiscal years ended December 31, 2003, December 31, 2002, and December 31, 2001, for the chief executive officer and for each executive officer whose aggregate cash remuneration exceeded $100,000, for all executive officers as a group, and for certain other most highly compensated employees:

                                                                       Other           Restricted     Securities        All
         Name and                                                      Annual            Stock        Underlying       Other
    Principal Position        Year    Salary ($)    Bonus ($)     Compensation($)      Awards ($)    Options ($)    Compens.($)
    ------------------        ----    ----------    ---------     ---------------      ----------    -----------    -----------
                                         (1)                            (2)               (3)            (4)            (5)
Steven D. Rudnik             2003      133,333(6)             -           15,262          27,000             -          3,250
Chief Executive Officer,     2002      133,333(7)             -           12,560          42,000             -          3,250
President                    2001         130,171             -           10,800               -             -          3,250

Mark Chroscielewski          2003         125,000             -            6,000               -             -          8,400
Sr. Vice President           2002               -             -                -               -             -              -
Business Development         2001               -             -                -               -             -              -

Joerg H. Klaube              2003         125,000             -           11,404          67,000             -          1,710
Sr. Vice President,          2002         125,000             -            9,087          42,000             -          1,710
CFO                          2001         122,375             -            9,000               -             -          1,710

Steven W. Jagels             2003         108,333             -           11,083               -             -          1,940
Sr. Vice President           2002         108,333             -            9,000               -             -              -
Information Systems          2001         100,000             -            9,000               -             -              -

All executive officers
As a group (4 persons)       2003         491,666             -           43,749          94,000             -         15,300

-----------------------

(1)The value of other non-cash  compensation,  except for the items listed under
   (2), (3), (4) and (5), that was extended to or paid for individuals named above did not exceed 10% of the aggregate cash compensation paid to such individual, or to all executive officers as a group.
(2)Consists of automobile expenses allowances and paid vacation pay-out.
(3)During  2003,  the  Board of  Directors  approved  stock  awards  of  300,000 restricted  shares to Rudnik  and of  800,000  restricted  shares to  Klaube.
   During 2002, the Board of Directors approved stock awards of 300,000 restricted shares each to Rudnik and Klaube. These shares are listed in the table above at the market price for unrestricted stock quoted at the time of the award. The number and value of the aggregate restricted stock holdings at the end of fiscal year 2003 (using market prices of unrestricted stock at the end of the fiscal year) are as follows: S.Rudnik: 2,777,778 shares - $388,889; J.Klaube: 1,100,000 shares - $154,000. The valuation of stock awards and end-of-year holdings is in conformity with guidelines set forth for SEC Regulation S-B Item 402 (b)(2)(iv). All such shares are fully vested. The Company does not currently foresee to pay dividends on any of these shares.
(4).See table for "Stock Options" below.
(5) Consists of premiums for personal life insurance.
(6)During 2003, the Board of Directors approved the issuance of 1,000,000 restricted shares in lieu of $100,000 cash salary; the stated salary figure includes such shares, valued at the nominal $100,000 which they replaced.
(7)During 2002, the Board of Directors approved the issuance of 1,100,000 restricted shares in lieu of $110,000 cash salary; the stated salary figure includes such shares, valued at the nominal $110,000 which they replaced.



STOCK OPTIONS :

      The following table sets forth stock options granted during 2003 pursuant to the Company's 1997 Stock Option Plan and 2000 Stock Incentive Plan, to executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:

         Number of Common     % of Total Options
         Shares Underlying    Granted to Employees   Exercise       Expiration
Name     Options Granted      and Directors in FY    Price ($/Sh.)  Date
--------------------------------------------------------------------------------

There were no stock options granted to employees and directors during 2003.

      The following table sets forth aggregated stock option and warrant exercises during 2003 by executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:

             Shares                       #of Shares Underlying  Value of Unexercised
             Acquired        Value        Unexercised            In-the-Money Options
Name         on Exercise(#)  Realized($)  Options/Warrants       & Warrants at Y/E ($)
------------------------------------------------------------------------------------

There were no stock options or warrants exercised by employee-executives or directors during 2003.




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


Compensation of Directors:

      The Company currently pays no outside directors' fees. Outside directors are awarded stock options for 40,000 shares each upon commencement of their office. In addition, the three incumbent outside directors have been granted, in 2003, restricted stock awards for services rendered, as follows: I. Angelastri 300,000 common shares; S. Gray 688,500 common shares and 4,166.67 preferred shares convertible into 416,667 common shares, J. Tomasek 300,000 common shares and 5,805 preferred shares convertible into 580,500 common shares. The above preferred shares were accompanied by warrants for the purchase of 208,333 and 290,250 common shares, respectively, such warrants being exercisable during three years at the price of $0.15 per share.

      During 2003, one outside director of the Company who also serves as the Company's general and securities counsel, was paid an aggregate $132,000 for legal services. One other outside director was paid $14,900 for services performed.

AUDIT COMMITTEE

      The Company has appointed an Audit Committee in accordance with the provisions of the Sarbanes-Oxley Act of 2002, comprised of two independent outside directors of the Company, one of whom, S. Gray, is a financial expert with knowledge of financial statements, generally accepted accounting principles and accounting procedures and disclosure rules.

CORPORATE GOVERNANCE AND CODE OF ETHICS

      The Company has always been committed to good corporate governance. In furtherance of this commitment, during 2002 the Board of Directors expanded the duties of the Company's Audit Committee by increasing the Committee's duties specifically to include responsibility and oversight of corporate governance matters and adherence to the Company's Code of Ethics. A copy of the Corporate Code of Ethics and Conduct had been included as an exhibit to the Company's report on Form 10-KSB for the year ended December 31, 2002.

ITEM  12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 8, 2004, the record and beneficial ownership of common stock of the Company by each executive officer and director, all executive officers and directors as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title         Name and Address of   Amount and Nature of      Percent
of Class )*   Beneficial Owner      Beneficial Ownership (1)  of Class
-----------   ----------------      ------------------------  --------
Common        Ivano Angelastri         2,312,500 (2)            2.89 %
Stock         Mark Chroscielewski              -                     -
              Steven L. Gray           3,871,704 (3)            4.82 %
              Steven W. Jagels           622,083 (4)            0.78 %
              Joerg H. Klaube          1,660,417 (5)            2.07 %
              Steven D. Rudnik         6,925,695 (6)            8.28 %
              Joseph J. Tomasek        1,062,500 (7)            1.33 %

              Address of all persons above:  c/o the Company.

              All Directors and
              Executive Officers      16,454,899               19.02 %
              as a Group (7 persons)

)* The Company also has issued and outstanding as of March 8, 2004, 526,582 shares of its Senior Convertible Preferred Stock, with concentrations in excess of 10% for one or more of the holders of such stock, however, none of such shares bear any voting rights.

----------

(1)For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock which such person has the right to acquire within 60 days of March 8, 2004. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.
(2)Includes options to acquire 512,500 shares and warrants for 100,000 shares.
(3)Includes options to acquire 400,275 shares and warrants for 424,000 shares.
(4)Includes options to acquire 602,083 shares.
(5)Includes options to acquire 560,417 shares.
(6)Includes options to acquire 4,147,917 shares.
(7)Includes options to acquire 262,500 shares.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


      On March 31, 2000, the Company and its President and Chief Executive Officer agreed to convert a current liability payable to him in the amount of $374,890 into a Company obligation, of which $100,000 was subsequently classified as due on demand, which was repaid in April 2002, with the remaining balance of $274,890 maturing July 1, 2002. On February 19, 2002, the maturity of the term portion of $274,890 was extended to July 2003, and the board of directors of the Company approved a change in the conversion option towards a rate of $0.10 per share. In January 2004, $175,000 was repaid and the maturity of the remaining open balance of $99,890 was extended to January, 2005.

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

      During the fourth quarter in 2003, the Company granted restricted stock awards totaling 2,025,000 common shares to five officers and directors of the Company. In addition, two outside directors were granted restricted stock awards for services rendered, of 9,971.67 preferred shares convertible into 997,167 common shares and warrants for the purchase of 498,583 shares, exercisable during three years at the price of $0.15 per share.

      During 2003, one outside director of the Company who also serves as the Company's general and securities counsel, was paid an aggregate $132,000 for legal services. One other outside director was paid $14,900 for services performed.



ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      Rosenberg Rich Baker Berman & Company ("Rosenberg") billed us in the aggregate amount of $39,947 and $39,399 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-QSB for the year ended December 31, 2003 and December 31, 2002, respectively.

AUDIT-RELATED FEES

      Rosenberg did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2003 and December 31, 2002.

TAX FEES

      Rosenberg billed us in the aggregate amount of $3,073 and $11,640 for professional services rendered for tax related services for the fiscal years ended December 31, 2003 and December 31, 2002, respectively.

ALL OTHER FEES

      The aggregate fees billed by Rosenberg for services rendered to the Company during the last two fiscal years, other than as reported above, were $4,775 and $2,720, respectively.

                                     PART IV

ITEM 15: EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The Exhibits that are filed with this report or that are incorporated by reference are set forth in the Exhibit Index attached hereto.


(b)   Reports on Form 8-K

      During the fourth quarter 2003, the Company has filed the following reports on Form 8-K;

      On December 4, 2003, the Company filed a report on Form 8-K, informing that Computer Sciences Corporation is cooperating with the Company in promoting usage of the Company's software product by its client base.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


      MAGNITUDE INFORMATION SYSTEMS, INC.


      By:     /s/ Steven D. Rudnik                    Date: March 29, 2004
            --------------------------------
                  Steven D. Rudnik
            President and Chief Executive Officer
                        (Principal Executive Officer),
            Chairman of the Board


      By:     /s/ Joerg H. Klaube                     Date: March 29, 2004
            --------------------------------
                  Joerg H. Klaube
            Secretary, Chief Financial Officer
                  (Principal Financial Officer)


In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


      Name                                           Date
      ----                                           ----

       /s/ Ivano Angelastri                           March 29, 2004
      --------------------------------
      Ivano Angelastri, Director


       /s/ Steven L. Gray                             March 29, 2004
      --------------------------------
      Steven L. Gray, Director


       /s/ Joseph J. Tomasek                          March 29, 2004
      --------------------------------
      Joseph J. Tomasek, Director

EXHIBIT INDEX

(A)   Restated Financial Statements and Notes to Financial Statements

(3)(i)Articles of Incorporation and Amendments thereto, incorporated herein by reference to Exhibits of previous filings with the Commission.

(3)(ii)Bylaws of the Company, incorporated herein by reference to Exhibits of previous filings with the Commission.

(10.19)Certificate of Designation Series E Senior Convertible Preferred Stock.

(21)  Subsidiaries of the Company:

      (i) Magnitude, Inc. is a corporation formed under the laws of the State of Delaware and is the name under which it conducts business.

(23)  Independent Auditors' Consent - attached to Exhibit A.

(31.1)Certification of Steven D. Rudnik,  Chief Executive  Officer,  pursuant to
      Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)Certification  of Joerg H. Klaube,  Chief Financial  Officer,  pursuant to
      Section 302 of Sarbanes-Oxley Act of 2002.

(99.1)Certifications  pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
      18 U.S.C. Section 1350



OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE

(a) The Company's Quarterly Reports on Form 10-QSB for the periods ended March 31, 2003, June 30, 2003, and September 30, 2003.

(b) All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act since the Company's fiscal year ended December 31, 2002

              Magnitude Information Systems, Inc. and Subsidiaries

                        Consolidated Financial Statements

                                December 31, 2003

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2003





                                                                      Page



Independent Auditors' Report....................................         1

Financial Statements

     Consolidated Balance Sheet.................................         2

     Consolidated Statements of Operations......................         3

     Consolidated Statement of Stockholders Equity (Deficit)....        4-5

     Consolidated Statements of Cash Flows......................        6-7

     Notes to the Consolidated Financial Statements.............       8-27

              [letterhead of Rosenberg Rich Baker Berman & Company
                   380 Foothill Road, Bridgewater, New Jersey]





                          Independent Auditors' Report


To the Board of Directors and Stockholders of Magnitude Information Systems, Inc. and Subsidiaries


We have audited the accompanying consolidated balance sheet of Magnitude Information Systems, Inc. and Subsidiaries as of December 31, 2003 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magnitude Information Systems, Inc. and Subsidiaries as of December 31, 2003 and the consolidated results of their operations and their cash flows for the years ended December 31, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

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


/s/  Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
March  5, 2004,

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2003


              Assets
Current Assets
        Cash                                                                                      $     97,978
        Accounts receivable, net of allowance for doubtful accounts of $212                             35,840
        Inventory                                                                                       26,917
        Miscellaneous receivables                                                                        1,800
        Prepaid expenses                                                                                69,622
                                                                                                  ------------
              Total Current Assets                                                                     232,157
Property and equipment, net of accumulated depreciation of $134,932                                     15,013
Software, net of accumulated amortization of $885,338                                                  621,952
Deposits                                                                                                23,783
Prepaid expenses, less current portion                                                                  32,818
                                                                                                  ------------
              Total Assets                                                                             925,723
                                                                                                  ============
              Liabilities and Stockholders' Equity (Impairment)
Current Liabilities
        Accounts payable and accrued expenses                                                          400,200
        Deferred revenues                                                                               16,641
        Deferred rental obligation                                                                       4,856
        Dividends payable                                                                              359,568
        Loans payable                                                                                   75,000
        Notes payable                                                                                  132,851
        Current maturities of long-term debt                                                           208,419
        Current maturities of capitalized lease obligations                                              2,805
                                                                                                  ------------
              Total Current Liabilities                                                              1,200,340
Capitalized lease obligations, less current portion                                                      3,234
Long term debt, less current portion                                                                   100,000
                                                                                                  ------------
              Total Liabilities                                                                      1,303,574

Commitments and Contingencies                                                                               --

Stockholders' Equity (Impairment)
        Preferred Stock, $.001 par value, non-voting, 3,000,000 shares authorized; 351,023
          shares issued and outstanding                                                                    351
        Common stock, $.0001 par value, 100,000,000 shares authorized; 77,213,808 shares issued
             and outstanding                                                                             7,721
        Discounts on preferred stock                                                                  (630,896)
        Additional paid in capital                                                                  23,950,614
        Accumulated (deficit)                                                                      (23,705,641)
                                                                                                  ------------
              Total Stockholders' Equity (Impairment)                                                 (377,851)
                                                                                                  ------------
              Total Liabilities and Stockholders' Equity (Impairment)                             $    925,723
                                                                                                  ============




See notes to the consolidated financial statements.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                  Year Ended December 31,
                                                ----------------------------
                                                    2003            2002
                                                ------------    ------------

Net Sales
     Hardware Products                          $         --    $         --
     Software                                        162,335         369,443
                                                ------------    ------------
         Total Net Sales                             162,335         369,443
                                                ------------    ------------

Cost of Good Sold
     Hardware Products                                    --             603
     Software                                        155,947         161,267
                                                ------------    ------------
         Total Cost of Goods Sold                    155,947         161,870
                                                ------------    ------------

Gross Profit                                           6,388         207,573
                                                ------------    ------------
Research and development costs                        12,892          64,847
Stock-based compensation                             466,399         454,896
Selling, general and administrative expenses       1,976,518       2,535,820
                                                ------------    ------------
                                                  (2,449,421)     (2,847,990)
Loss From Operations
                                                ------------    ------------

Other Income (Expense)
     Miscellaneous income                              3,745          75,719
     Interest income                                      --           2,820
     Interest expense                                (94,823)        (48,946)
     Loss on disposition of assets                      (779)        (27,740)
                                                ------------    ------------

         Total Other Income (Expense)                (91,857)          1,853
                                                ------------    ------------
                                                  (2,541,278)     (2,846,137)
Loss Before Provision for Income Taxes

Benefit from Income Taxes                            203,397         203,464
                                                ------------    ------------
Net Loss                                        $ (2,337,881)   $ (2,642,673)

Dividends on Preferred Shares                   $   (126,293)   $   (120,431)
                                                ------------    ------------
                                                $ (2,464,174)   $ (2,763,104)
Net Loss Applicable to Common Shareholders
                                                ============    ============

Net Loss Per Common Share                              (0.04)          (0.06)
                                                ============    ============

Weighted Average of Common Shares Outstanding     66,962,744      44,509,412
                                                ============    ============


See notes to the consolidated financial statements.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                            Convertible                      Cumulative
                                         Preferred Convertible            Preferred Shares              Common Stock
                                    ----------------------------    ---------------------------   ---------------------------
                                       Shares          Amount          Shares          Amount         Shares         Amount
                                    ------------    ------------    ------------   ------------   ------------   ------------

      Balances, January 1, 2002          214,857    $        215               1   $         --    25,,711,403   $      2,571
Conversion of convertible
preferred stock into common
stock                                    (18,889)            (19)             --             --        188,890             19
Issuance of common stock for
accrued dividends                             --              --              --             --        353,854             36
Issuance of common stock for
stock awards                                  --              --              --             --      2,200,000            220
Issuance of options for
outside services                              --              --              --                            --             --
Issuance of common stock
pursuant to exercise of options               --              --              --             --        262,500             26
Issuance of common stock
pursuant to exercise of
warrants                                      --              --              --                            --      4,432,308
Issuance of common stock
pursuant to private equity
placements                                    --              --              --             --     19,651,500          1,965
Issuance of common stock
granted for private placement
finders' fees                                 --              --              --             --        226,000             23
Issuance of common stock
pursuant to conversion of
accounts payable                              --              --              --             --        525,738             53
Issuance of common stock for
services performed                            --              --              --             --      1,532,183            153
Isuance of common stock for
compensation                                  --              --              --             --      1,311,441            131

Net loss, year ended December
31, 2002                                      --              --              --             --             --             --
Dividends on convertible
preferred stock                               --              --              --             --             --             --
                                    ------------    ------------    ------------   ------------   ------------   ------------
      Balances, December 31, 2002        195,968    $        196               1   $         --     56,395,817   $      5,640
                                    ============    ============    ============   ============   ============   ============

                                                                                         Total
                                         Stock         Additional                    Stockholders
                                     Subscriptions      Paid in      Accumulate        ' Equity
                                       Receivable        Capital       Deficit         (Deficit)
                                                      ------------   ------------    ------------

                                      ------------    ------------   ------------    ------------

      Balances, January 1, 2002       $         --      18,033,948   $(18,478,363)   $   (441,629)
Conversion of convertible
preferred stock into common
stock                                           --              --             --              --
Issuance of common stock for
accrued dividends                               --          35,350             --          35,386
Issuance of common stock for
stock awards                                    --         136,600             --         136,600
Issuance of options for
outside services                                --          56,771             --          56,771
Issuance of common stock
pursuant to exercise of options                 --          25,974             --          26,000
Issuance of common stock
pursuant to exercise of
warrants                                       443         438,565             --         439,008
Issuance of common stock
pursuant to private equity
placements                                  (3,297)      1,857,065             --       1,855,733
Issuance of common stock
granted for private placement
finders' fees                                   --           6,027             --           6,050
Issuance of common stock
pursuant to conversion of
accounts payable                                --          52,521             --          52,574
Issuance of common stock for
services performed                              --         133,255             --         133,408
Isuance of common stock for
compensation                                    --         126,154             --         126,285

Net loss, year ended December
31, 2002                                        --              --     (2,642,673)     (2,642,673)
Dividends on convertible
preferred stock                                 --              --       (120,431)       (120,431)
                                      ------------    ------------   ------------    ------------
      Balances, December 31, 2002     $     (3,297)   $ 20,902,010   $(21,241,467)   $   (336,918)
                                      ============    ============   ============    ============




See notes to the consolidated financial statements.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002



                                                                                                                    Discount on
                                                               Convertible                   Cumulative              Preferred
                                                            Preferred Shares               Preferred Shares            Stock
                                                      ----------------------------    ---------------------------   ---------------
                                                         Shares          Amount         Shares          Amount         Amount
                                                      ------------    ------------    ------------   ------------   ------------

         Balances, January 1, 2003                         195,968    $        196               1   $         --   $         --
   Issuance of convertible                                 130,834             131              --             --       (598,289)
   preferred stock pursuant to
   private equity placements
   Issuance of convertible
   preferred stock for services
   performed and accr. interest                              7,405               7              --             --             --
   Issuance of preferred stock
   pursuant to conversion of debt                           19,593              20              --             --        (48,663)
   Repurchase of preferred stock                            (2,778)             (3)             --             --             --
   Receipt of stock subscription
   receivable                                                   --              --              --                            --
   Issuance of common stock
   pursuant to conversion of debt                               --              --              --             --             --
   Issuance of common stock
   pursuant to exercise of options                              --              --              --                            --
   Issuance of common stock
   pursuant to exercise of warrants                             --              --              --             --             --
   Issuance of common stock
   pursuant to private equity
   placements                                                   --              --              --             --             --
   Issuance of common stock
   granted for private placement
   finders' fees                                                --              --              --             --             --
   Issuance of common stock
   pursuant to conversion of
   accounts payable                                             --              --              --             --             --
   Issuance of common stock for
   services performed                                           --              --              --             --             --
   Issuance of common stock for
   compensation                                                 --              --              --             --             --
   Issuance of common stock for
   stock awards                                                 --              --              --             --             --
   Issuance of common stock for
   services performed                                           --              --              --             --             --
   Issuance of warrants for
   services performed                                           --              --              --             --             --

   Net loss, year ended December
   31, 2003                                                     --              --              --             --             --
   Dividends on convertible
   preferred stock                                              --              --              --             --             --
                                                      ------------    ------------    ------------   ------------   ------------
   Amortization of discount on
   preferred stock                                              --              --              --             --         16,056
                                                      ------------    ------------    ------------   ------------   ------------

         Balances, December 31, 2003                       351,022    $        351               1   $         --   $   (630,896)
                                                      ============    ============    ============   ============   ============

                                                                        Stock       Additional                         Total
                                                                    Subscriptions    Paid in        Accumulated     Stockholders'
                                              Common Stock           Receivable       Capital         Deficit      Equity (Deficit)
                                      ---------------------------   -------------   -----------     ------------    ------------
                                         Shares         Amount
                                      ------------   ------------   ------------    ------------    ------------    ------------

         Balances, January 1, 2003      56,395,817   $      5,640   $     (3,297)   $ 20,902,010    $(21,241,467)   $   (336,918)
   Issuance of convertible                      --             --             --       1,357,560              --         759,402
   preferred stock pursuant to
   private equity placements
   Issuance of convertible
   preferred stock for services
   performed and accr. interest                 --             --             --          44,225              --          44,232
   Issuance of preferred stock
   pursuant to conversion of debt               --             --             --         166,203              --         117,560
   Repurchase of preferred stock                --             --             --         (24,997)             --         (25,000)
   Receipt of stock subscription
   receivable                                   --             --          3,297              --              --           3,297
   Issuance of common stock
   pursuant to conversion of debt          220,000             22             --          21,978              --          22,000
   Issuance of common stock
   pursuant to exercise of options          81,000              8             --           8,092              --           8,100
   Issuance of common stock
   pursuant to exercise of warrants      3,552,752            355             --         319,792              --         320,147
   Issuance of common stock
   pursuant to private equity
   placements                            9,122,171            912             --         646,480              --         647,392
   Issuance of common stock
   granted for private placement
   finders' fees                            30,000              3             --              (3)             --              --
   Issuance of common stock
   pursuant to conversion of
   accounts payable                       5620,533             62             --          41,055              --          41,117
   Issuance of common stock for
   services performed                    3,828,035            383             --         158,873              --         159,256
   Issuance of common stock for
   compensation                          1,000,000            100             --          99,900              --         100,000
   Issuance of common stock for
   stock awards                          2,363,500            236             --         105,554              --         105,790
   Issuance of common stock for
   services performed                           --             --             --          48,543              --          48,543
   Issuance of warrants for
   services performed                           --             --             --          55,349              --          55,349

   Net loss, year ended December
   31, 2003                                     --             --             --              --      (2,337,881)     (2,337,881)
   Dividends on convertible
   preferred stock                              --             --             --              --        (110,237)       (110,237)
                                      ------------   ------------   ------------    ------------    ------------    ------------
   Amortization of discount on
   preferred stock                              --             --             --              --         (16,056)             --
                                      ------------   ------------   ------------    ------------    ------------    ------------

         Balances, December 31, 2003    77,213,808   $      7,721   $         --    $ 23,950,614    $(23,705,641)   $   (377,851)
                                      ============   ============   ============    ============    ============    ============



See notes to the consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         Year Ended December 31,
                                                                       --------------------------
                                                                           2003           2002
                                                                       -----------    -----------
Cash Flows From Operating Activities

    Net Loss                                                           $(2,337,881)   $(2,642,673)

    Adjustments to Reconcile Net Loss to Net Cash Used by Operations
      Depreciation and amortization                                        178,447        205,373
      Common stock/options issued for various expenses                     466,399        454,896
      Loss on disposition of assets                                            779          2,741
      Bad debt provision                                                    30,905         20,029
      Forgiveness of debt                                                    3,745         75,719

    Decreases (Increases) in Assets
        Accounts receivable                                                (20,952)       233,578
        Miscellaneous receivables                                            1,929          4,471
        Inventories                                                             30        (26,947)
        Prepaid expenses                                                    (3,052)        31,155
        Other assets                                                            --         (1,955)

    Increases (Decreases) in Liabilities

      Accounts payable and accrued expenses                               (147,402)      (209,446)

      Deferred revenue                                                       1,396       (220,675)

      Deferred rental obligation                                            (1,339)         1,050

      Deposits payable                                                     (14,075)        14,075
                                                                       -----------    -----------
        Net Cash Used by Operating Activities                           (1,841,071)    (2,058,609)
                                                                       -----------    -----------

Cash Flows From Investing Activities
    Purchases of equipment, fixtures, and software                          (3,695)       (13,195)

    Collections of loans                                                        --         14,469
                                                                       -----------    -----------
        Net Cash (Used) Provided by Investing Activities                    (3,695)         1,274
                                                                       -----------    -----------

Cash Flows From Financing Activities
    Repayment of note payable                                                   --       (100,000)
    Repayment of capital lease obligations                                  (2,981)        (7,956)
    Proceeds from loans payable                                            183,323         25,000
    Repayment of loans payable                                             (44,793)      (142,500)

    Proceeds from officer loans                                             83,881             --
    Proceeds from issuance of common and preferred stock                 1,713,338      2,277,538
                                                                       -----------    -----------
        Net Cash Provided by Financing Activities                        1,932,768      2,052,082
                                                                       -----------    -----------

Net increase (decrease) in Cash                                             88,002         (5,253)

Cash at beginning of period                                                  9,976         15,229
                                                                       -----------    -----------
Cash at end of period                                                  $    97,978    $     9,976
                                                                       ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Interest Paid                                                      $    36,564    $    35,418
                                                                       ===========    ===========
    Taxes Paid                                                         $     2,800    $     1,080
                                                                       ===========    ===========


See notes to the consolidated financial statements.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                     Year Ended December 31,
                                                                                               -----------------------------------
                                                                                                     2003              2002
                                                                                               ----------------   ----------------
Schedule of non-cash investing and financing activities

     In connection with consideration for consulting services, stock options for 1,935,000
     common shares were issued                                                                 $        48,543
                                                                                                ===============
     In connection with consideration for consulting and professional services, stock
     warrants for 1,570,250 common shares were issued                                          $        55,349
                                                                                                ===============
     In connection with the retirement of a short-term loan, 220,000 common shartes were
     issued                                                                                    $        22,000
                                                                                                ===============
     In connection with the retirement of accounts payable, 30,235 common shares were issued   $         2,116
                                                                                                ===============
     In connection with consideration of current services, 7,781,833 common shares were
     issued                                                                                    $       404,047
                                                                                                ===============
     In connection with consideration of current services and accrued interest, 7,405
     preferred shares were issued                                                              $        44,232
                                                                                                ===============
     In connection with the retirement of a short-term loan, 19,593 preferred shares were
     issued                                                                                    $       117,560
                                                                                                ===============
     In connection with the purchase of equipment, a capitalized lease obligation resulted     $         8,509
                                                                                                ===============
     In connection with consideration for current goods/services, 5,026,124 common shares                        $        398,125
     were issued
                                                                                                                  ================
     In connection with consideration for past services, 526,849 common shares were issued                       $         52,685
                                                                                                                  ================
     In exchange for accrued dividends on preferred stock, 353,854 common shares were issued                     $         35,385
                                                                                                                  ================
     In connection with the retirement of accrued dividends on preferred stock, notes and
     accounts payable, 463,890 common shares were issued                                                         $         46,389
                                                                                                                  ================
     In connection with consideration of current services, stock options for 1,079,500
     shares were issued                                                                                          $         56,771
                                                                                                                  ================
     In exchange for prepaid rent, 78,000 common shares were issued                                              $          4,218
                                                                                                                  ================

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

      The Company and Magnitude, Inc. are two separate legal entities whereby Magnitude, Inc. operates as a subsidiary of the Company. However, the operations of the combined entity are currently comprised solely of the operations of Magnitude, Inc. The 1% of Magnitude, Inc. not owned by the Company constitutes a minority interest which is valued at $0.

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

     Principles of Consolidation
      The consolidated  financial  statements  include the accounts of Magnitude
      Information  Systems,  Inc.  and  its  subsidiary,   Magnitude,  Inc.  All
      significant intercompany balances and transactions have been eliminated.

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

    Advertising Costs
      Advertising costs are charged to operations when incurred. Advertising expense was $31,546 and $6,065 for the years ended December 31, 2003 and 2002, respectively.

    Evaluation of Long Lived Assets
      Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management's estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

    Securities Issued for Services
      The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the intrinsic value method. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model and applied a 50% discount due to the trading nature of the Company's stock. A similar discount was utilized in valuing stock issued. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-based Compensation". The statement generally suggests, but does not require, employee stock-based compensation transactions to be accounted for based on the fair value of the services rendered or the fair value of the equity instruments issued, whichever is more reliably measurable. As permitted by the statement, the Company has elected to continue to follow the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees' for employees under the intrinsic value method. The adoption of SFAS No. 123 does not have a material impact on the financial statements.

    Income Taxes
      The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company's income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the year ended December 31, 2003.

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

GOING CONCERN

      As shown in the accompanying financial statements, the Company incurred net losses of $2,337,881 and $2,642,673 during the years ended December 31, 2003 and 2002, respectively. The ability of the Company to continue as a going concern is dependent on increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's plans are to continue discussions with several potential investors to obtain additional capital in order to alleviate the situation.

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

PREPAID EXPENSES

      Prepaid expenses are recorded in connection with common stock/options issued to consultants for future services and are amortized over the period of the agreement, ranging from one to two years.

PROPERTY AND EQUIPMENT
      Property and equipment consist of the following at December 31, 2003:
         Equipment                                                              $       77,715
         Furniture and fixtures                                                         72,230
                                                                                ---------------

                                                                                       149,945

         Less accumulated depreciation                                                 134,932
                                                                                ---------------

                                                                                $       15,013
                                                                                ===============

Depreciation expense charged to operations was $22,529 and $49,454 in 2003 and 2002, respectively.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTS PAYABLE AND ACCRUED EXPENSES
     Accounts payable and accrued expenses consisted of the following at December 31, 2003:

     Accounts payable                                                                                 $        191,627
     Accrued interest                                                                                           53,398
     Accrued consulting fees                                                                                    32,745
     Accrued commissions                                                                                        10,118
     Accrued professional fees                                                                                  40,000
     Accrued taxes                                                                                                 371
     Accrued payroll                                                                                            59,941
     Miscellaneous accruals                                                                                     12,000
                                                                                                      -----------------

                                                                                                      $        400,200
                                                                                                      =================
LOANS PAYABLE

      The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at December 31, 2003:

      On December 4, 1996, Magnitude, Inc. repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue at
      December 31, 2003 and no demand for payment has been made.                                       $         75,000
                                                                                                      -----------------

             Total                                                                                     $         75,000
                                                                                                       ================

NOTES PAYABLE


      At December 31, 1999 the Company had $1,475,000 of notes outstanding related to a June 1995 private placement offering. During 2000 the holders of $1,450,000 worth of notes agreed to accept partial repayment of approximately 30% of the note balances and converted the remaining balances into common shares or convertible preferred shares. The total amount of nonconverted notes outstanding at December 31, 2002 is $25,000.
      Attempts to locate the holder of this note, $ 25,000 to settle this liability, have been unsuccessful.

      Cash  advances by an officer of the company,  payable on demand,  carrying
      interest at 10% per annum                                                                                  64,088

      Note dated June 2, 2003,  due December 2, 2003,  issued to a relative of a director and carrying interest at the rate of 10% per annum. This note was overdue at  December  31,  2003,  and was  subsequently  repaid in full in
      January 2004.                                                                                              43,763
                                                                                                       -----------------
             Total                                                                                     $        132,851
                                                                                                       =================

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

LONG-TERM DEBT

      Long-term debt as of December 31, 2003 is comprised of the following:

      Pursuant to the February 2, 1998, Agreement and Plan of Merger with Rolina
      Corporation,

      the Company had issued  155,556  shares (the "Shares") of its common stock to the  principal  of  Rolina  Corporation  who  currently  serves  as the
      Company's Chief Executive Officer and Board Chairman, and had issued a Put
      Option for such  Shares at a price of $2.41 per share in  accordance  with the provisions contained therein,  with notice for exercise eligible to be given at any time after February 1, 2000, and before 5:00 p.m. on the 90th day thereafter. This liability was converted into a Company obligation for
      $274,890  maturing  March 31,  2002 and a demand  loan for  $100,000  both carrying  interest at the rate of 7% per year,  subsequently  increased to
      10%, payable monthly.  The demand portion of this note was repaid in April
      2002 and the due date for $274,890 of the  remaining  balance was extended to July 1, 2003.  Subsequently,  the  maturity  of the unpaid  balance was changed to a portion  of  $174,890  payable  on  demand,  and a portion of
      $100,000 due and payable on January 2, 2005.  The  obligation  includes an option to the holder for  conversion  of the  outstanding  principal  into shares  of the  Company's  common  stock at the rate of $0.10  per  share.
      Subsequently,  in January 2004,  the entire demand portion of $174,890 was
      repaid.                                                                                          $        274,890

      Discounted present value of a non-interest bearing $70,000 settlement with a former  investor  of  Magnitude,  Inc.  to be paid in 24  equal  monthly payments  commencing  July 1,  1997.  The  imputed  interest  rate used to
      discount the note is 8% per annum. This obligation is in default.                                          33,529
                                                                                                       -----------------
                                                                                                                308,419
             Total
                  Less current maturities                                                                       208,419
                                                                                                       -----------------
                  Long-term debt, net of current maturities                                            $        100,000
                                                                                                       =================

CAPITALIZED LEASE OBLIGATIONS

      The Company leases office equipment under a non-cancelable capital lease agreement expiring in January 2006. The capital lease obligation has been recorded at the present value of future minimum lease payments, discounted at an interest rate of 6.00%. The capitalized cost of equipment at December 31, 2003 amounted to $5,909 net of accumulated depreciation of $2,600.

      The following is a schedule of minimum lease payments due under capital leases at December 31, 2003:


         Year Ending December 31, 2003

         Total minimum capital lease payments                                            $         6,441
         Less amounts representing interest                                                          402
                                                                                         ----------------
         Present value of net minimum capital lease payments                                       6,039
         Less current maturities of capital lease obligations                                      2,805
                                                                                         ----------------
         Obligations under capital leases, excluding current maturities                  $         3,234
                                                                                         ================

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DEFERRED REVENUES

      Deferred revenues at December 31, 2003, amounted to $16,641 related to prepaid software maintenance and support charges which are amortized ratably over the duration of the underlying maintenance agreements.

PREFERRED STOCK

      Preferred stock is non-voting, $.001 par value per share with 3,000,000 shares authorized. Cumulative Preferred Stock has 2,500 shares designated of which 1 share is issued and outstanding. The total Cumulative Preferred Stock at December 31, 2003 is $0 with a liquidation price of $100,000. As of December 31, 2003, there was $9,000 of cumulative preferred dividends in arrears representing $9,000 per cumulative preferred share.

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

            As  of  December  31,  2003  there  were  $32,474  Series  A  Senior
            Convertible   Preferred   share   dividends   accrued   and   unpaid
            representing $1.11 per share.

      Series B of the Senior Convertible Preferred Stock series which was issued in 2000 has 350,000 shares designated, no shares issued and outstanding. The total outstanding Series B Senior Convertible Preferred Stock at December 31, 2003 is $0. The following is a description of the Series B Senior Convertible Stock:

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

      As of December 31, 2003 there were $189,000 Series C Senior Convertible Preferred share dividends accrued and unpaid representing $1.89 per share.

      Series D of the Senior Convertible Preferred Stock series which was issued in 2000 has 500,000 shares designated, 63,890 shares issued and outstanding. The total outstanding Series D Senior Convertible Preferred Stock at December 31, 2003 is $64 with a liquidation price of $575,010. The following is a description of the Series D Senior Convertible Stock:

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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PREFERRED STOCK - (Continued)

      (4) The Company shall have the right to redeem pro rata any or all of its Series D Senior Preferred issued and outstanding at anytime, with the Board of Directors of the Company in its sole discretion deciding how many shares to redeem, provided, however, that any such shares called for redemption have been outstanding for a minimum of three (3) years at the time of notice of redemption to the holders of such shares, by paying to the holders thereof the Stated Value for each share of Series D Senior Preferred held by such holder plus a "call premium" of 10% of the Stated Value, together with the amount of any accrued and unpaid dividends as may have accumulated thereon at the time of redemption (the "Redemption Price").

      (5) Each share of Series D Senior Preferred shall be convertible at any time prior to the Redemption Date, at the holder's option, into shares of Common Stock of the corporation on the basis of ten(10) shares of Common Stock for 1 share of Series D Senior Preferred.

      As of December 31, 2003 there were $129,094 Series D Senior Convertible Preferred share dividends accrued and unpaid representing $2.02 per share.

      Series E of the Senior Convertible Preferred Stock series which was issued in 2003 has 500,000 shares designated, 157,832 shares issued and outstanding. The total outstanding Series E Senior Convertible Preferred Stock at December 31, 2003 is $158 with a liquidation price of $946,992. The following is a description of the Series E convertible preferred stock:

      (1) The holders of said shares of Series E Senior Preferred shall be entitled to receive cumulative dividends at the rate of six percent (6%) per annum, payable at the time said shares are converted into shares of common stock of the Company and when declared by the board of Directors, before any dividend shall be declared, set apart for, or paid upon the Common Stock and any other Preferred Stock of the Company. The Dividend Rate shall accrue on the Stated Value, which Stated Value shall be noted on the certificate issued to the holder of each share of the Series E Senior Preferred. The dividends on the Series E Senior Preferred, payable in cash, shall be cumulative, so that if the company fails in any fiscal year to pay such dividends on all the issued and outstanding Series E Senior Preferred, such deficiency in the dividends shall be fully paid, but without interest, before any dividends shall be paid on or set apart for any other class of Preferred Stock or the Common Stock.

      (2) The Series E Senior Preferred shall with respect to dividend rights rank prior to all classes and series of Common Stock, Cumulative Preferred Stock , and the Series A, B, C, and D Senior Convertible Preferred Stock and, with respect to liquidation rights rank prior to all classes and series of Common Stock, the Cumulative Preferred Stock, and be on a par with the Series A, B, C and D Senior Convertible Preferred Stock.

      (3) In the event of any liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Series E Senior Preferred shall be entitled to receive, out of the remaining net assets of the Company, an amount equal to the Stated Value of each share of Series E Senior Preferred held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, plus the amount of all dividends in arrears on each such share up to the date fixed for distribution, provided, however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series A, B, C and D Senior Preferred, before any distribution shall be made to (1)

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PREFERRED STOCK - (Continued)

            the holders of Common Stock or Cumulative Preferred Stock of the Company. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B, C, D and E Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

      (4) The holders of said shares of Series E Senior Preferred shall not be entitled to any voting rights.

      (5) Shares of Series E Senior Preferred which have been issued and reacquired in any manner, including shares purchased or converted into Common Stock exchanged or redeemed, shall be canceled on the books of the Company and shall not be considered outstanding for any purpose.

      (6) During such time as there exist unpaid cumulative dividends due on the Series E Senior Preferred, no reclassification of the shares of the Company or capital reorganization of the Company in any manner provided by law shall be valid unless(a) the holders of a majority of all the Series E Senior Preferred approve, and (b) provision is made for the payment of the aggregate unpaid cumulative dividends then in arrears.

      (7) Each share of Series E Senior Preferred shall automatically convert, on the date six months after the date of issuance (the "Conversion Date") which Conversion Date shall be noted on the certificate issued to the holder of each share of the Series E Senior Preferred, into shares of Common Stock of the Company on the basis of one hundred (100) shares of Common Stock for 1 share of Series E Senior Preferred. The holder of any shares of Series E Senior Preferred shall surrender, as soon as practicable on or after the Conversion Date, at the principal office of the Company or at such other office or agency maintained by the Company for that purpose, the certificate or certificates representing the shares of Series E Senior Preferred due for conversion. As promptly as practicable, and in any event within ten business days after surrender of such certificates, the Company shall deliver or cause to be delivered certificates representing the number of validly issued, fully paid and non-assessable shares of Common Stock of the Company to which such holder of Series E Senior Preferred so converted shall be entitled. Such conversion shall be deemed to have been made at the close of business on the Conversion Date, so that the rights of the holders of the Series E Senior Preferred shall thereafter cease except for the right to receive Common Stock of the Company in accordance herewith, and such converting holder of Series E Senior Preferred shall be treated for all purposes as having become the record holder of such Common Stock of the Company at such time.

      (8) In the event that, prior to the conversion of the Series E Senior Preferred Stock by the holder thereof into Common Stock of the company, there shall occur any change in the outstanding shares of Common Stock of the Company by reason of the declaration of stock dividends, or through a re-capitalization resulting from stock splits or combinations, without the receipt by the Company of fair consideration therefore in the form of cash, services or property, the conversion ratio of the Series E Senior Preferred Stock into Common Stock of the Company shall be adjusted such that any holder of Series E Senior Preferred Stock converting such stock into Common Stock subsequent to such change in the outstanding shares of Common Stock of the Company be entitled to receive, upon such conversion, a number of shares of Common Stock of the Company representing the same percentage of common shares outstanding as presented by the shares that he would have received had he converted his Series E Senior Preferred Stock to Common Stock prior to such change in the outstanding shares of Common Stock of the Company.

            As of December 31, 2003 there were $0 Series E Senior Convertible Preferred share dividends accrued and unpaid representing $0 per share.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PREFERRED STOCK - (Continued)

      At the time each Convertible Preferred Stock Series was issued, the respective conversion features were in excess of the then market value of the Company's common stock.

INCOME TAXES

       The income tax provision (benefit) is comprised of the following:

                                                        Year Ended December 31,
                                                  ------------------------------------
                                                       2003                2002
                                                  ----------------    ----------------
      State current provision (benefit)           $      (203,397)    $      (203,464)
      State deferred provision (benefit)                        -                   -
                                                  ----------------    ----------------
                                                  $      (203,397)    $      (203,464)
                                                  ================    ================

      In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits) to corporate taxpayers in New Jersey. During 2003 and 2002, the Company entered into an agreement under which it retained a third party broker to identify a buyer for its NOL Carryover. The total tax benefit of this transaction was $209,084 in 2003 and $210,598 in 2002.

       The Company's total deferred tax asset and valuation allowance are as follows:

                                                             December 31,
                                                  -----------------------------------
                                                       2003                2002
                                                  ---------------     ---------------
       Total deferred tax asset, noncurrent       $     7,274,000     $     6,700,000
       Less valuation allowance                        (7,274,000)         (6,700,000)
                                                  ---------------     ---------------
       Net deferred tax asset, noncurrent         $             -     $             -
                                                  ===============     ===============

      The differences between income tax benefits in the financial statements and the tax benefit computed at the combined state and U.S. Federal statutory rate of 40% are as follows:

                                                         Year Ended December 31,
                                                   -----------------------------------
                                                        2003                2002
                                                   ---------------     ---------------
       Tax benefit                                      40%                 40%
       Valuation allowance                              40%                 40%
                                                   ---------------     ---------------
       Effective tax rate                                -                   -
                                                   ===============     ===============


      At December 31, 2003, the Company has available approximately $22,043,000 of net operating losses to carryforward and which may be used to reduce future federal taxable income and expire between December 31, 2007 and 2023.

      At December 31, 2003, the Company has available approximately $4,905,000 of net operating losses to carryforward and which may be used to reduce future state taxable income which expire December 31, 2010.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

401(k) PLAN

      The Company adopted the qualified Magnitude, Inc. sponsored 401(k) plan covering substantially all full time employees under which eligible employees may elect to contribute, within statutory limits, a percentage of their annual compensation. The Company matches up to 50% of the employee's contribution of which the match may not exceed 3% of the employee's total compensation for the plan year. Contributions to the plan were $16,175 and $14,715 for the years ended December 31, 2003 and 2002, respectively.

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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTION PLANS - (Continued)

                                                                                             Qualified and Non-Qualified
                                                                                           Shares Under Option Pursuant to
                                                                                                    the 1997 Plan
                                                                                                     December 31,
                                                                                           ---------------------------------
                                                                                               2003               2002
                                                                                               ----               ----
     Outstanding, beginning of year                                                              607,000            857,000
     Granted during the year                                                                           -                  -
     Expired during the year                                                                           -            (50,000)
      Forfeited during the year                                                                        -           (200,000)
                                                                                           --------------    ---------------
     Outstanding, end of year (at prices ranging from $1.00 to $2.00
         per share)                                                                              607,000            607,000
                                                                                           --------------    ---------------
      Eligible, end of year for exercise (at prices ranging from $1.00 to
         $2.00 per share)                                                                        607,000            607,000
                                                                                           ==============    ===============

      At December 31, 2003 and 2002, the weighted average exercise price and weighted average remaining contractual life is $1.06 and $1.06 per share and 1 years 11 months and 2 years 11 months, respectively.

      At December 31, 2003, there were 393,000 shares reserved for future option grants.

                                                                                             Qualified and Non-Qualified
                                                                                           Shares Under Option Pursuant to
                                                                                                    the 2000 Plan
                                                                                                     December 31,
                                                                                           ---------------------------------
                                                                                                 2003             2002
                                                                                                 ----             ----
     Outstanding, beginning of year                                                              3,053,942        2,701,109
     Granted during the year                                                                         5,000          785,500
     Exercised during the year                                                                     (50,000)        (303,500)
      Forfeited during the year                                                                          -          (79,167)
     Expired during the year                                                                      (190,000)         (50,000)
                                                                                             --------------   --------------
     Outstanding, end of year (at prices ranging from $0.10 to $1.33)                            2,818,942        3,053,942
                                                                                             --------------   --------------
      Eligible, end of year for exercise (at prices ranging from $0.10 to $1.33)                 2,818,942        3,043,942
                                                                                             ==============   ==============

      At December 31, 2003 and 2002 the weighted average exercise price and weighted average remaining contractual life is $0.60 and $0.76 per share and 2 years 4 months and 3 years 2 months, respectively.

      At December 31, 2003, there were 2,181,058 shares reserved for future option grants.

      If the Company had used the fair value based method of accounting for its employee stock option plan, as prescribed by Statement of Financial Accounting Standards No. 123, compensation cost in net loss for the years ended December 31, 2003 and 2002 would have increased by $0 and $37,772, respectively, resulting in net loss of $2,297,365 and $2,680,445 net of tax, respectively, and loss per share of $0.03 and $.06, respectively. The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend, 0%; risk-free interest rate, 5%; expected volatility, 115%; and expected life (in years) of 4.4.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTION PLANS - (Continued)

     The Company also issues options outside of the Stock Incentive Plans which are comprised as follows:

                                                                                                      December 31,
                                                                                             -------------------------------
                                                                                                 2003             2002
                                                                                                 ----             ----
     Outstanding, beginning of year                                                              7,174,866        6,214,866
     Granted during the year                                                                     2,180,000        1,750,000
     Exercised during the year                                                                           -          (40,000)
     Forfeited during the year                                                                    (250,000)        (750,000)
     Expired during the year                                                                       (50,000)               -
                                                                                             --------------   --------------
     Outstanding, end of year (at prices ranging from $.10 to $1.00)                             9,054,866        7,174,866
                                                                                             --------------   --------------
     Eligible, end of year (at prices ranging from $.10 to $1.00)                                9,054,866        7,174,866
                                                                                             ==============   ==============

      At December 31, 2003 and 2002 the weighted average exercise price and weighted average remaining contractual life is $0.34 and $0.41 per share, and 4 years 7 months and 6 years 6 months, respectively.

WARRANTS

      The Company granted common stock purchase warrants between May 1, 1998 and December 31, 2003 which are comprised as follows:.

                                                                                                      December 31,
                                                                                             -------------------------------
                                                                                                 2003             2002
                                                                                                 ----             ----
     Outstanding, beginning of year                                                              7,398,164       11,980,472
     Granted during the year                                                                     9,241,599                -
     Exercised during the year                                                                  (3,552,752)      (4,432,308)
     Forfeited during the year                                                                     (27,780)               -
     Expired during the year                                                                    (1,086,213)        (150,000)
                                                                                             --------------   --------------
     Outstanding, end of year (at prices ranging from $.15 to $1.50)                            11,973,018        7,398,164
                                                                                             ==============   ==============
     Callable, end of year (at $2.00)                                                              100,000          824,000
                                                                                             ==============   ==============

      At December 31, 2003 and 2002, the weighted average exercise price and weighted average remaining contractual life is $0.32 and $0.94 per share and 2 years 8 months and 1 year, respectively.

COMMITMENTS AND CONTINGENCIES

     Lease Agreement
      On March 15, 2000, the Company entered into a lease agreement for office space which is utilized for the Company's principal offices. Such lease commenced April 15, 2000 and expires on March 31, 2005 and requires monthly payments of $6,500 from April 15, 2000 through March 31, 2002; of $6,695 thereafter through March 31, 2003; of $6,896 thereafter through March 31, 2004; and of $7,103 thereafter through March 31, 2005. In August 2002 the Company subleased additional office space at this location commencing September 1, 2002 and expiring December 31, 2003. The sublease requires monthly payments of $1,955 throughout the sublease term. Consequently, this space has been leased directly from the landlord on a month-to-month basis at the same monthly rental rate.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMITMENTS AND CONTINGENCIES (continued)

      Under the lease agreement, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:

                              Year Ending December 31,

                                       2004             $        84,615
                                       2005                      21,309
                                                        ---------------
                                      Total             $       105,924
                                                        ===============

      Included in general and administrative expenses is rent expense which amounted to $110,784 and $97,098 for the years ended December 31, 2003 and 2002, respectively.

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

      In January 2003, the Company and its President and Chief Executive Officer agreed to convert most of his base salary for the remainder of the year 2003 into 1,000,000 restricted common shares in lieu of cash at the rate of $0.10 per share, for a total amount of $100,000.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RELATED PARTY TRANSACTIONS (continued)

      During the first quarter of 2003, an outside director of the Company was awarded a stock grant for 200,000 restricted common shares, for services rendered. The same director converted $20,500 in accrued expenses incurred on behalf of the Company, into 205,000 restricted shares.

      During the first and second quarters of 2003, the Company's President and Chief Executive Officer and an outside director of the Company extended cash advances to the Company, totaling $244,000, repayable on demand and carrying interest at the rate of 10% per annum.

      During the second quarter of 2003, an outside director of the Company was awarded a stock grant for 163,500 restricted common shares, for services rendered.

      In a meeting of the board of directors of the Company on May 29, 2003, in consideration of the Company's President's role in augmenting available working capital through salary conversion and direct cash loans, the board approved a reduction in the exercise price of stock options for a total 4,147,917 shares issued to him, from prices ranging from $0.50 to $1.00, to $0.10 per share.

      During the fourth quarter in 2003, the Company granted restricted stock awards totaling 2,025,000 common shares to five officers and directors of the Company. In addition, two outside directors were granted restricted stock awards for services rendered, of 9,971.67 preferred shares convertible into 997,167 common shares and warrants for the purchase of 498,583 shares, exercisable during three years at the price of $0.15 per share.

      During 2003 and 2002, one outside director of the Company who also serves as the Company's general and securities counsel, was paid an aggregate $132,000 and $145,893, respectively, for legal services. One other outside director was paid $14,900 for services performed during 2003.

MAJOR CUSTOMERS

      The Company had one major customer for the year ended December 31, 2003, which comprised 25% of total sales, and one major customer for the year ended December 31, 2002 which comprised 63% of total sales. The Company's revenue profile consists of a larger number of small transactions interspersed with a few large contracts which, if they were not to materialize, would significantly alter period revenues. This unpredictability and volatility represents a risk.

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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ACCOUNTING PRONOUNCEMENTS

      In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements. This statement amends SFAS No. 13, Accounting for Leases, to eliminate inconsistencies between the required accounting for sales-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sales-leaseback transactions. Also, this statement amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. Provisions of SFAS No. 145 related to the rescissions of SFAS No. 4 were effective for the Company on November 1, 2002 and provisions affecting SFAS No. 13 were effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have a significant impact on the Company's results of operations or financial position.

      In June 2003, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This statement covers restructuring type activities beginning with plans initiated after December 31, 2002. Activities covered by this standard that are entered into after that date will be recorded in accordance with provisions of SFAS No. 146. The adoption of SFAS No. 146 did not have a significant impact on the Company's results of operations or financial position.

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation as prescribed in SFAS 123, Accounting for Stock-Based Compensation. Additionally, SFAS No. 148 required more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The provisions of this Statement are effective for fiscal years ending after December 15, 2002. The adoption of this statement is not expected to have a significant impact on the Company's results of operations of financial position.

      In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.

      In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement is not expected to have a significant impact on the Company's results of operations or financial position.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ACCOUNTING PRONOUNCEMENTS (continued)

      In  November  2002,  the FASB  issued  Interpretation  No. 45 ("FIN  45"),
      Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantees and elaborates on existing disclosure requirements related to guarantees and warranties. The recognition requirements are effective for guarantees issued or modified after December 31, 2002 for initial recognition and initial measurement provisions. The adoption of FIN 45 did not have a significant impact on the Company's results of operations or financial position.

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), Consolidation of Variable Interest Entities, an Interpretation of ARB No.
      51. FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a significant impact on the Company' results of operations or financial position.

SUBSEQUENT EVENTS

      During January 2004 the Company issued convertible preferred stock to accredited private investors pursuant to private placement subscriptions, which resulted in the Company receiving approximately $890,000 in cash. The preferred stock is convertible into approximately 15.6 million common shares which the Company will include in a registration statement to be filed during the second quarter 2004.