Form 10QSB
period 2004-03-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2004-05-13
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


            [X]       QUARTERLY REPORT PURSUANT TO SECTION
                     13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                        For Quarter Ended March 31, 2004

                                       OR

            [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

                         Commission file number 33-20432

                       MAGNITUDE INFORMATION SYSTEMS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                      Delaware                       75-2228828
         --------------------------------------------------------------
          (State or other Jurisdiction of           (IRS Employer
           Incorporation or Organization)         Identification No.)

                  401 State Route 24, Chester, New Jersey 07930
               --------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (908) 879-2722
              ---------------------------------------------------
              (Registrant's telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X     No _____
                                  -----

     The number of shares of Registrant's Common Stock, $0.0001 par value, outstanding as of May 5, 2004, was 79,624,641 shares.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX
                                      -----


                                                                        Page
                                                                       Number
                                                                       ------

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - March 31, 2004                                               3

         Consolidated Statements of Operations
          - Three months ended March 31, 2004 and 2003                   4

         Consolidated Statements of Cash Flows
          - Three months ended March 31, 2004 and 2003                   5

         Notes to Consolidated Financial Statements                      6 - 12


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       13 - 14

Item 3   Controls and Procedures                                         14


PART II  -  OTHER INFORMATION                                            15


SIGNATURES                                                               16


Certifications pursuant to Section 302 of the Sarbanes-Oxley
        Act of 2002                                                      17 - 19

PART I  - ITEM 1

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                      March 31, 2004
                                                                                       ------------
ASSETS
     Current Assets
     Cash ..........................................................................   $    100,825
     Accounts receivable, net of allowance for
        doubtful accounts of $212 ..................................................         21,014
     Miscellaneous receivables .....................................................          1,800
     Inventories ...................................................................         26,917
     Prepaid expenses ..............................................................        243,278
                                                                                       ------------
        Total Current Assets .......................................................        393,834
     Property and equipment, net of accumulated
        depreciation of $137,404 ...................................................         15,983
     Software, net of accumulated amortization of $924,318 .........................        582,972
     Other assets ..................................................................         43,432
                                                                                       ------------
TOTAL ASSETS .......................................................................      1,036,221
                                                                                       ============
LIABILITIES AND STOCKHOLDERS' EQUITY (IMPAIRMENT)
LIABILITIES
     Accounts payable and accrued expenses .........................................        311,565
     Deferred revenue ..............................................................         48,279
     Dividends payable .............................................................        416,948
     Loans and notes payable .......................................................        100,000
     Current maturities of long-term debt ..........................................        133,419
     Current maturities of capitalized lease obligations ...........................          2,805
                                                                                       ------------
        Total Current Liabilities ..................................................      1,013,016
     Capitalized lease obligations, less current portion ...........................          3,234
                                                                                       ------------
TOTAL LIABILITIES ..................................................................      1,016,250

STOCKHOLDERS' EQUITY
     Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
     2,500 shares have been designated Cumulative Preferred Stock,
     of which 1 share is issued and outstanding ....................................              0
     300,000 shares have been designated Series A Convertible Preferred Stock,
     350,000 shares have been designated Series B Convertible Preferred Stock,
     120,000 shares have been designated Series C Convertible Preferred Stock,
     500,000 shares have been designated Series D Convertible Preferred Stock,
     500,000 shares have been designated Series E Convertible Preferred Stock,
     of which a combined total 526,582 shares are issued and outstanding ...........            527
     Common Stock, $0.0001 par value, 100,000,000 shares authorized,
     79,482,141 shares are issued and outstanding ..................................          7,948
     Additional paid-in capital ....................................................     25,136,459
     Accumulated deficit ...........................................................    (25,124,963)
                                                                                       ------------
TOTAL STOCKHOLDERS' EQUITY .........................................................         19,971

TOTAL LIABILITIES AND EQUITY .......................................................   $  1,036,221
                                                                                       ============

                 See notes to consolidated financial statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                     Three Months Ended
                                                                         March 31,
                                                                   2004             2003
                                                               ------------    ------------

Total Revenues .............................................   $     44,580    $     35,452
     Cost of Goods Sold ....................................         38,955          38,987
                                                               ------------    ------------

Gross Profit ...............................................          5,625          (3,535)
     Selling expenses ......................................        118,237         154,596
     Stock-based compensation ..............................        150,055         146,006
     General & administrative expenses .....................        434,050         373,696
                                                               ------------    ------------

Operating (Loss) ...........................................       (696,717)       (677,833)
     Interest expense, net .................................         (5,796)         (6,583)
                                                               ------------    ------------
Non-Operating Income (Expense) .............................         (5,796)         (6,583)
                                                               ------------    ------------

Net (Loss) before taxes ....................................       (702,513)       (684,416)
     Provision for income taxes ............................              0               0
Net (Loss) .................................................   $   (702,513)   $   (684,416)
                                                               ============    ============

Dividends accrued on preferred stock .......................         57,380          28,817
Amortized discount on convertible preferred stock ..........        716,436               0

Net (Loss) applicable to common shareholders ...............   $ (1,476,329)   $   (713,233)
                                                               ============    ============
Loss per Common Share ......................................   $      (0.02)   $      (0.01)
                                                               ============    ============
Weighted Average Number of
     Common Shares Outstanding .............................     78,136,586      60,469,245
                                                               ============    ============

                 See notes to consolidated financial statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                            2004        2003
                                                        ----------   ----------
Cash Flows from Operating Activities
     Net (loss) ......................................  $ (702,513)  $ (684,416)
     Adjustments to net (loss)
        Depreciation and amortization ................      41,453       50,746
        Securities issued for expenses and debt ......     276,350      146,006
     Decreases (increases) in Assets
        Accounts receivable ..........................      14,827      (34,261)
        Miscellaneous receivables ....................          --        1,458
        Prepaid expenses .............................    (166,180)    (124,600)
        Other assets .................................       5,693           --
     Increases (decreases) in Liabilities
        Deferred revenues ............................      50,041         (386)
        Change in prepayments ........................          --       35,925
        Accounts payable and accrued expenses ........    (111,894)      55,989
                                                        ----------   ----------
Net Cash (Used) by Operating Activities ..............    (592,223)    (553,539)

Cash Flows from Investing Activities
     Purchases of equipment and fixtures .............      (3,443)      (1,885)
                                                        ----------   ----------
Net Cash (Used) by Investing Activities ..............      (3,443)      (1,885)

Cash Flows from Financing Activities
     Proceeds from notes payable .....................          --      139,500
     Repayment of loans and notes ....................    (282,851)          --
     Issuance of common and preferred stock ..........     881,364      407,553
                                                        ----------   ----------
Net Cash Provided by Financing Activities ............     598,513      547,053
Net Increase (Decrease) in Cash ......................       2,847       (8,371)
Cash at Beginning of Period ..........................      97,978        9,976
                                                        ----------   ----------
Cash at End of Period ................................  $  100,825   $    1,605
                                                        ==========   ==========


                 See notes to consolidated financial statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

      Basis of Presentation

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

            In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2004, the results of operations for the three months ended March 31, 2004 and 2003, and the cash flows for the three months ended March 31, 2004 and 2003, have been included.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

      Securities Issued for Services

            The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the intrinsic value method. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-based Compensation". The statement generally suggests, but does not require, employee stock-based compensation transactions to be accounted for based on the fair value of the services rendered or the fair value of the equity instruments issued, whichever is more reliably measurable. As permitted by the statement, the Company has elected to continue to follow the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees' for employees under the intrinsic value method. The adoption of SFAS No. 123 does not have a material impact on the financial statements.

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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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


GOING CONCERN

      The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. In their report for the fiscal year ended December 31, 2003, our auditors had expressed an opinion that, as a result of the losses incurred, there was substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. During the last two years and the first quarter in 2004 the Company has relied on the private placement of its common and preferred stock to fund its operations. Management's plans are to continue seeking additional working capital through equity and debt placements with private and institutional investors.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

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

PREPAID EXPENSES

      The major positions in Prepaid Expenses at the end of the quarter included $75,000 representing the value of the unamortized portion of part of the Company's chief executive officer's base salary for the remainder of the current year which was prepaid in January 2004 in the form of convertible preferred stock and warrants, in lieu of cash (see "Related Party Transactions"). Also included were approximately $116,000 representing the value of restricted stock and options issued to certain consultants for services to be rendered in the near future, and approximately $22,000 prepaid insurance costs.

PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at March 31, 2004:
            Equipment                                       $ 81,157
            Furniture and fixtures                            72,230
                                                            --------
                                                             153,387
            Less accumulated depreciation                    137,404
                                                            --------
                        Total                               $ 15,983
                                                            ========

Depreciation expense charged to operations was $2,472 in the first three months of 2004 and $11,767 in the first three months of 2003.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at March 31, 2004:

            Accounts payable                                $129,266
            Accrued interest                                  54,069
            Accrued commissions                               10,118
            Accrued salaries, bonuses, vacations              47,933
            Accrued professional fees                         58,709
            Miscellaneous accruals                            11,470
                                                            --------
                        Total                               $311,565
                                                            ========

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

DEFERRED REVENUES

      Deferred revenues at March 31, 2004, consist of prepaid software maintenance and support charges which are amortized ratably over the remaining duration of the underlying maintenance agreements.

LOANS AND NOTES PAYABLE

      At March 31, 2004, Magnitude, Inc. and the Company had borrowings under short term loan agreements with the following terms and conditions:

            On December 4, 1996, Magnitude, Inc. repurchased 500,000
            shares of its  common  stock and  retired  same  against
            issuance of a promissory  note  maturing  twelve  months
            thereafter  accruing  interest  at 5% per  annum and due
            December 4, 1998. This note is overdue at March 31, 2004
            and no demand for payment has been made.                   $  75,000

            At December 31, 1999 the Company had $1,475,000 of notes
            outstanding  related  to a June 1995  private  placement
            offering. During 2000 the holders of $1,450,000 worth of
            notes   agreed   to   accept   partial    repayment   of
            approximately 30% of the note balances and converted the
            remaining  balances  into common  shares or  convertible
            preferred  shares.  The total  amount  of  non-converted
            notes outstanding at March 31, 2004 is $25,000. Attempts
            to locate  the  holder  of this  note,  to  settle  this
            liability, have been unsuccessful.                            25,000

                                                                        --------
            Total                                                      $ 100,000
                                                                        ========

LONG TERM DEBT

            Long-term debt as of March 31, 2004, is comprised of the
            following:  Pursuant to the February 2, 1998,  Agreement
            and Plan of Merger with Rolina Corporation,  the Company
            had issued  155,556  shares (the "Shares") of its common
            stock  to  the  principal  of  Rolina   Corporation  who
            currently   serves  as  the  Company's  Chief  Executive
            Officer and Board Chairman,  and had issued a Put Option
            for  such  Shares  at a price  of  $2.41  per  share  in
            accordance with the provisions  contained therein,  with
            notice  for  exercise  eligible  to be given at any time
            after February 1, 2000, and before 5:00 p.m. on the 90th
            day  thereafter.  This  liability was  converted  into a
            Company  obligation for $274,890 maturing March 31, 2002
            and a demand loan for $100,000 both carrying interest at
            the rate of 7% per year,  subsequently increased to 10%,
            payable  monthly.  The  demand  portion of this note was
            repaid in April  2002 and the due date for  $274,890  of
            the  remaining  balance  was  extended  to July 1, 2003.
            During the first  quarter of 2004,  $175,000  was repaid
            and the  maturity  of the unpaid  balance was changed to
            January 1, 2005.  The  obligation  includes an option to
            the holder for conversion of the  outstanding  principal
            into shares of the Company's convertible preferred stock
            and  warrants  at the rate of  $0.06  per  common  share
            equivalent.                                                 $ 99,890

            Discounted  present  value  of  a  non-interest  bearing
            $70,000  settlement with a former investor of Magnitude,
            Inc. to be paid in monthly  payments  commencing July 1,
            1997.  The imputed  interest  rate used to discount  the
            note is 8% per annum. This obligation is in default.          33,529
                                                                        --------
            Total                                                        133,419
            Less current maturities                                      133,419
                                                                        --------
            Long-term debt, net of current maturities                   $      0
                                                                        ========

INCOME TAXES

      At December 31, 2003, the Company had net operating loss carry-forwards approximating $22,043,000 for federal income tax purposes which expire between the years 2007 and 2023 and are subject to certain annual limitations. At December 31, 2003, the Company has available approximately $4,905,000 of net operating losses to carry-forward and which may be used to reduce future state taxable income which expire December 31, 2010.

      The Company's total deferred tax asset and valuation allowance at December 31, 2003 are as follows:

      Total deferred tax asset, non-current                         $7,274,000
      Less valuation allowance                                      (7,274,000)
                                                                    ----------
      Net deferred tax asset                                        $       --
                                                                    ==========

COMMITMENTS AND CONTINGENCIES

      Lease Agreement

            On March 15, 2000, the Company entered into a lease agreement for office space which is utilized for the Company's principal offices. Such lease commenced April 15, 2000 and expires on March 31, 2005 and requires monthly payments of $6,500 from April 15, 2000 through March 31, 2002; of $6,695 thereafter through March 31, 2003; of $6,896 thereafter through March 31, 2004; and of $7,103 thereafter through March 31, 2005. In August 2002 the Company rented additional office space at this location commencing September 1, 2002. The add-on rental requires monthly payments of $1,955 throughout the remainder of the original lease term.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

COMMITMENTS AND CONTINGENCIES, continued


      Under the lease agreement, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:

            Year Ending December 31,
            ------------------------
                  2004                                 84,615
                  2005                                 21,309
                                                -------------
                  Total                         $     105,924
                                                =============

Employment Agreements

      The Company has entered into employment agreements with certain key personnel which provide for a base salary, yearly bonuses in common stock and/or options of the Company and other benefits. Termination of the agreements may be made by either party with advance notice.

RELATED PARTY TRANSACTIONS

      In January 2004, the Company and its President and Chief Executive Officer agreed to convert most of his base salary for the remainder of the year 2004 into 16,667 shares of convertible preferred stock, convertible into 1,666,667 restricted common shares, and 833,333 warrants, exercisable during three years at the price of $0.15 per share, in lieu of $100,000 cash. The Company also repaid $239,088 notes payable due to this officer.

      During the first quarter in 2004, an outside director of the Company was awarded a stock grant for 150,000 restricted common shares, for services rendered. The same director exercised an option for 250,000 restricted common shares at the price of $0.01 per share which option was acquired by him in a private transaction with an unrelated party.

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

RESULTS OF OPERATIONS:

During the first quarter in 2004 our efforts were focused on further refining our marketing strategy that emphasizes a leveraging of certain characteristics of our software products for the purpose of providing clients with unique management tools for operations control and risk management. Negotiations for company-wide deployment of our software products with several well known large corporate clients have progressed satisfactorily although at the time of this report, larger contracts are still in the negotiation stage. These efforts go hand-in-hand with a program of co-marketing the Company's products together with selected partners in the insurance and risk management industry. We expect to conclude such discussions with finalized joint venture agreements in the very near future.

For the quarter ended March 31, 2004, the Company had revenues of $44,580, compared to $35,452 achieved in the first quarter of 2003. Revenues consisted of $25,910 licensing fees for our software products and $18,670 for maintenance and support services. Total orders booked during the quarter amounted to $76,218.

Gross profits amounted to $5,625. Gross profits are burdened with a fixed charge for amortization of certain proprietary software assets. Such software assets underlie the Company's products and are being amortized on a straight line over 10 years, resulting in a level charge of approximately $13,000 per month to cost-of-goods-sold. Owing to the fact that variable cost-of-goods-sold expenses are less than 5%, the gross margins will increase with larger revenues, as the portion of fixed expenses decreases relatively. After deducting selling - and general and administrative expenses of $702,342 which increased by 4% over the $674,298 recorded in 2003, the Company realized an operating loss of $696,717 compared to an operating loss of $677,833 in 2003. Non-operating expenses consisted of $5,796 net interest expense. The quarter concluded with a net loss of $702,513 compared to a loss of $684,416 in the first three months of 2003.

After accounting for dividend accruals on outstanding preferred stock which totaled $57,380, and an accounting charge to capital for amortization of discount for warrants issued in connection with the placement of certain convertible stock, amounting to $716,436, the net loss applicable to common shareholders was $1,476,329 or $0.02 per share, compared to a loss of $713,233 or $0.01 per share for the same quarter in the previous year.

Liquidity and Capital Resources

The Company's liquidity showed a relative improvement during the quarter, as a result of the successful conclusion of a round of private equity placements. The Company obtained approximately $880,000 cash from such transactions.

At March 31, 2004, the deficit in working capital amounted to $619,182, compared to $968,183 at December 31, 2003. Stockholders' equity showed a surplus of $19,971 at the end of the quarter, compared to an impairment of $377,851 at the beginning of the year. The negative cash flow from operations totaled approximately $592,000 and was financed by new equity which was obtained through the placement of convertible preferred stock with accredited private investors. Details of such transactions can be found in the "Changes in Securities" section in this report. In February 2004, the Company had filed a new registration statement on Form SB-2 and an amendment to a previously filed registration statement on Form SB-2, both of which covered common shares directly issued as well as common shares underlying the previously issued convertible preferred stock and warrants, in connection with these and prior financing transactions. These filings are currently under review by the Securities and Exchange Commission.

At the time of this submission, the Company had no bank debt. At March 31, 2004 our short-term liabilities, aside from trade payables and accruals, included certain notes aggregating $233,419 of which $99,890 was owed to the chairman and chief executive officer of the Company in form of a demand note (see "Long Term Debt"). Also included are 416,948 in accrued dividends, most of which on outstanding series A, C, and D preferred stock which in view of the absence of surplus funds, management does not plan to liquidate in the immediate future.

Current cash reserves and net cash flow from operations expected during the near future are inadequate when measured against present and anticipated future needs. In order to remedy the resulting liquidity constraints and address any "going-concern" issues, management is continuing negotiations with several financing sources with the goal of obtaining commitments for further investments in form of debt or equity capital, to be funded during the upcoming quarter. There can be no assurance, however, that these negotiations will lead to the desired outcome.

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

Item 2 CHANGES IN SECURITIES

      a) - None

      b) - None

      c) Issuance of unregistered securities

            During the quarter ended March 31, 2004, the Company issued the following unregistered securities:

      (i) 1,145,000 shares of common stock and 1,900 shares of Series E Convertible Preferred Stock convertible into 190,000 common shares, accompanied by warrants for the purchase of 95,000 common shares at the price of $0.15 per share, to three consultants for investor relations and general business consulting services.

      (ii) 673,333 shares of common stock to a financial services firm for finder's fees in connection with the private placement of convertible preferred stock.

      (iii) 50,000 shares of common stock in lieu of cash, for rent expenses.

      (iv) 150,000 shares of common stock to an outside director of the Company for services rendered. The same director was issued 250,000 shares pursuant to his exercise of an option at the price of $0.01 per share which option was acquired by him in a private transaction with an unrelated party.

      (v) 156,993 shares of Series E Convertible Preferred Stock convertible into 15,699,333 common shares, accompanied by warrants for the purchase of 7,849,667 common shares at the price of $0.15 per share, to thirty-nine accredited investors pursuant to private placement subscriptions, issued in reliance upon exemptions provided under
            Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act, altogether resulting in the receipt by the Company of approximately $880,000 in cash.

      (vi) 16,667 shares of Series E Convertible Preferred Stock convertible into 1,666,667 common shares, accompanied by warrants for the purchase of 833,333 common shares, exercisable during three years at the price of $0.15 per share, to the Company's chief executive officer in lieu of $100,000 salary.

Item 3  DEFAULTS ON SENIOR SECURITIES

      The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $368,000. These dividends have been accrued, however, the Company's management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

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

      (b)   Reports on Form 8-K:

            On February 6, 2004, the Company filed a report on Form 8-K, informing about the completion of a round of private equity placement financings.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MAGNITUDE INFORMATION SYSTEMS, INC.


Date:   May 12, 2004                   By:    /s/  Steven D. Rudnik
                                            ------------------------------------
                                            Steven D. Rudnik
                                            Chairman and Chief Executive Officer