Form 10QSB/A
period 2004-03-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2004-05-28
CIK 838796

FORM 10-QSB/A

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

                               Delaware 75-2228828
                     ------------------------------------------
                  (State or other Jurisdiction of (IRS Employer
               Incorporation or Organization) Identification No.)

                  401 State Route 24, Chester, New Jersey     07930
               -------------------------------------------------------
               (Address of Principal Executive Office)     (Zip Code)

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


                                      INDEX

                                                                               Page
                                                                              Number
PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - March 31, 2004                                                      3

         Consolidated Statements of Operations
          - Three months ended March 31, 2004 and 2003                          4

         Consolidated Statements of Cash Flows
          - Three months ended March 31, 2004 and 2003                          5

         Notes to Consolidated Financial Statements                             6 - 12


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                              13 - 14

Item 3   Controls and Procedures                                                15


PART II  -  OTHER INFORMATION                                                   16 - 17


SIGNATURES                                                                      18


Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002        19 - 20

PART I  - ITEM 1

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

ASSETS                                                                            March 31, 2004
                                                                                  --------------
     Current Assets
     Cash ......................................................................   $    100,825
     Accounts receivable, net of allowance for
        doubtful accounts of $212 ..............................................         21,014
     Miscellaneous receivables .................................................          1,800
     Inventories ...............................................................         26,917
     Prepaid expenses ..........................................................        243,278
                                                                                   ------------
        Total Current Assets ...................................................        393,834
     Property and equipment, net of accumulated
        depreciation of $137,404 ...............................................         15,983
     Software, net of accumulated amortization of $924,318 .....................        582,972
     Other assets ..............................................................         43,432
                                                                                   ------------
TOTAL ASSETS ...................................................................      1,036,221
                                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (IMPAIRMENT)
LIABILITIES
     Accounts payable and accrued expenses .....................................        311,565
     Deferred revenue ..........................................................         48,279
     Dividends payable .........................................................        416,948
     Loans and notes payable ...................................................        100,000
     Current maturities of long-term debt ......................................        133,419
     Current maturities of capitalized lease obligations .......................          2,805
                                                                                   ------------
        Total Current Liabilities ..............................................      1,013,016
     Capitalized lease obligations, less current portion .......................          3,234
                                                                                   ------------
TOTAL LIABILITIES ..............................................................      1,016,250

STOCKHOLDERS' EQUITY
     Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
     2,500 shares have been designated Cumulative Preferred Stock,
     of which 1 share is issued and outstanding ................................              0
     300,000 shares have been designated Series A Convertible Preferred Stock,
     350,000 shares have been designated Series B Convertible Preferred Stock,
     120,000 shares have been designated Series C Convertible Preferred Stock,
     500,000 shares have been designated Series D Convertible Preferred Stock,
     500,000 shares have been designated Series E Convertible Preferred Stock,
     of which a combined total 526,582 shares are issued and outstanding .......            527
     Common Stock, $0.0001 par value, 100,000,000 shares authorized,
     79,482,141 shares are issued and outstanding ..............................          7,948
     Additional paid-in capital ................................................     25,136,459
     Accumulated deficit .......................................................    (25,124,963)
                                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY .....................................................         19,971

TOTAL LIABILITIES AND EQUITY ...................................................   $  1,036,221
                                                                                   ============


                 See notes to consolidated financial statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                          Three Months Ended
                                                              March 31,
                                                        2004            2003
                                                    ------------    ------------
Total Revenues ..................................   $     44,580    $     35,452

     Cost of Goods Sold .........................         38,955          38,987
                                                    ------------    ------------

Gross Profit ....................................          5,625          (3,535)

     Selling expenses ...........................        118,237         154,596
     Stock-based compensation ...................        150,055         146,006
     General & administrative expenses ..........        434,050         373,696
                                                    ------------    ------------

Operating (Loss) ................................       (696,717)       (677,833)

     Interest expense, net ......................         (5,796)         (6,583)
                                                    ------------    ------------
Non-Operating Income (Expense) ..................         (5,796)         (6,583)
                                                    ------------    ------------

Net (Loss) before taxes .........................       (702,513)       (684,416)

     Provision for income taxes .................              0               0
Net (Loss) ......................................   $   (702,513)   $   (684,416)
                                                    ============    ============

Dividends accrued on preferred stock ............         57,380          28,817
Amortized discount on convertible preferred stock        716,436               0

Net (Loss) applicable to common shareholders ....   $ (1,476,329)   $   (713,233)
                                                    ============    ============
Loss per Common Share ...........................   $      (0.02)   $      (0.01)
                                                    ============    ============
Weighted Average Number of
     Common Shares Outstanding ..................     78,136,586      60,469,245
                                                    ============    ============


                See notes to consolidated financial statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                          2004            2003
                                                     ------------    ------------
Cash Flows from Operating Activities
     Net (loss) ..................................   $   (702,513)   $   (684,416)
     Adjustments to net (loss)
        Depreciation and amortization ............         41,453          50,746
        Securities issued for expenses and debt ..        276,350         146,006
     Decreases (increases) in Assets
        Accounts receivable ......................         14,827         (34,261)
        Miscellaneous receivables ................           --             1,458
        Prepaid expenses .........................       (166,180)       (124,600)
        Other assets .............................          5,693            --
     Increases (decreases) in Liabilities
        Deferred revenues ........................         50,041            (386)
        Change in prepayments ....................           --            35,925
        Accounts payable and accrued expenses ....       (111,894)         55,989
                                                     ------------    ------------
Net Cash (Used) by Operating Activities ..........       (592,223)       (553,539)

Cash Flows from Investing Activities
     Purchases of equipment and fixtures .........         (3,443)         (1,885)
                                                     ------------    ------------
Net Cash (Used) by Investing Activities ..........         (3,443)         (1,885)

Cash Flows from Financing Activities
     Proceeds from notes payable .................           --           139,500
     Repayment of loans and notes ................       (282,851)           --
     Issuance of common and preferred stock ......        881,364         407,553
                                                     ------------    ------------
Net Cash Provided by Financing Activities ........        598,513         547,053
Net Increase (Decrease) in Cash ..................          2,847          (8,371)
Cash at Beginning of Period ......................         97,978           9,976
                                                     ------------    ------------
Cash at End of Period ............................   $    100,825    $      1,605
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

PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at March 31, 2004:
              Equipment                                                                    $       81,157
              Furniture and fixtures                                                               72,230
                                                                                           --------------

                                                                                                  153,387

              Less accumulated depreciation                                                       137,404
                                                                                           --------------

                                        Total                                              $       15,983
                                                                                           ==============


Depreciation expense charged to operations was $2,472 in the first three months of 2004 and $11,767 in the first three months of 2003.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at March 31, 2004:

              Accounts payable                                                             $     129,266

              Accrued interest                                                                    54,069

              Accrued commissions                                                                 10,118

              Accrued salaries, bonuses, vacations                                                47,933

              Accrued professional fees                                                           58,709

              Miscellaneous accruals                                                              11,470
                                                                                           -------------

                                    Total                                                  $     311,565
                                                                                           =============

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

LOANS AND NOTES PAYABLE

      At March 31, 2004, Magnitude, Inc. and the Company had borrowings under short term loan agreements with the following terms and conditions:

      On December 4, 1996,  Magnitude,  Inc.  repurchased  500,000 shares of its common  stock and  retired  same  against  issuance of a  promissory  note maturing twelve months  thereafter  accruing  interest at 5% per annum and due December 4, 1998. This note is overdue at March 31, 2004 and no demand
      for payment has been made.                                                                   $     75,000

      At  December  31, 1999 the Company  had  $1,475,000  of notes  outstanding related to a June 1995 private placement offering. During 2000 the holders of  $1,450,000  worth of notes  agreed  to  accept  partial  repayment  of approximately  30%  of the  note  balances  and  converted  the  remaining balances into common shares or  convertible  preferred  shares.  The total amount of  non-converted  notes  outstanding at March 31, 2004 is $25,000.
      Attempts to locate the holder of this note, to settle this liability, have
      been unsuccessful.                                                                                 25,000


                                                                                                   ------------

         Total                                                                                     $    100,000
                                                                                                   ============

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

      Discounted present value of a non-interest bearing $70,000 settlement with
      a former  investor  of  Magnitude,  Inc.  to be paid in  monthly  payments                                   33,529
      commencing  July 1, 1997.  The imputed  interest rate used to discount the                             ------------
      note is 8% per annum. This obligation is in default.


             Total                                                                                                133,419
             Less current maturities                                                                              133,419
                                                                                                             ------------
             Long-term debt, net of current maturities                                                       $          0
                                                                                                             ============

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


      The Company's total deferred tax asset and valuation allowance at December 31, 2003 are as follows:
            Total deferred tax asset, non-current                   $ 7,274,000
            Less valuation allowance                                 (7,274,000)
                                                                    -----------
            Net deferred tax asset                                  $        --
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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

COMMITMENTS AND CONTINGENCIES, continued


     Under the lease agreement, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:

          Year Ending December 31,
                  2004                                              84,615
                  2005                                              21,309
                                                              ------------
                  Total                                       $    105,924
                                                              ============

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

ITEM 3.    CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures.

      Prior to the filing date of this Quarterly Report on Form 10-QSB, our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer, have concluded that our current disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this AMENDMENT NO. 1 TO ITS FORM 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            MAGNITUDE INFORMATION SYSTEMS, INC.




Date:   May 26, 2004                    By: /s/  Steven D. Rudnik
                                            -----------------------------------
                                            Steven D. Rudnik
                                            Chairman and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Steven D. Rudnik, the Chief Executive Officer of Magnitude Information Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB AND AMENDMENT NO. 1 THERETO (COLLECTIVELY, THE "QUARTERLY REPORT" OR THE "FORM 10-QSB") of Magnitude Information Systems, Inc. (the "Company");

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


Dated: May 26, 2004                                  By: /s/ Steven D. Rudnik
                                                         -----------------------
                                                        Steven D. Rudnik
                                                        Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Joerg H. Klaube, the Chief Financial Officer of Magnitude Information Systems, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-QSB AND AMENDMENT NO. 1 THERETO (COLLECTIVELY, THE "QUARTERLY REPORT" OR THE "FORM 10-QSB") of Magnitude Information Systems, Inc. (the "Company");

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

Dated: May 26, 2004                         By: /s/ Joerg H. Klaube
                                               --------------------------------
                                               Joerg H. Klaube
                                               Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

              IN CONNECTION WITH THE QUARTERLY REPORT AND AMENDMENT NO. 1 THERETO OF MAGNITUDE INFORMATION SYSTEMS, INC. (THE "COMPANY") ON FORM 10-QSB FOR THE QUARTER ENDED MARCH 31, 2004 (COLLECTIVELY, THE "FORM 10-QSB"), I, STEVEN D. RUDNIK, CHIEF EXECUTIVE OFFICER OF THE COMPANY, AND I, JOERG H. KLAUBE, CHIEF FINANCIAL OFFICER OF THE COMPANY, CERTIFY, AS OF THE DATE HEREOF, PURSUANT TO 18 U.S.C.
         SECTION  1350,  AS ADOPTED  PURSUANT  TO SECTION 906 OF THE
         SARBANES-OXLEY ACT OF 2002, THAT TO THE BEST OF OUR KNOWLEDGE, THAT THE COMPANY'S FORM 10-QSB FULLY COMPLIES WITH THE REQUIREMENTS OF SECTION 13(A) OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 AND THAT THE INFORMATION CONTAINED IN THE FORM 10-QSB, FAIRLY PRESENTS, IN ALL MATERIAL RESPECTS, THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY.


DATED:  MAY 26, 2004      MAGNITUDE INFORMATION SYSTEMS, INC.

                                      BY: /s/ STEVEN D. RUDNIK
                                          --------------------------------------
                                          STEVEN D. RUDNIK
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER

                                      BY: /s/ JOERG H. KLAUBE
                                          --------------------------------------
                                          JOERG H. KLAUBE
                                          CHIEF   FINANCIAL OFFICER