Form 10QSB
period 2004-06-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2004-08-13
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For Quarter Ended June 30, 2004

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

                         Commission file number 33-20432

                       MAGNITUDE INFORMATION SYSTEMS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

       Delaware                                                75-2228828
 ------------------------------                              -------------------
(State or other Jurisdiction of                               (IRS Employer
 Incorporation or Organization)                              Identification No.)

401 State Route 24, Chester, New Jersey                             07930
---------------------------------------                          --------------
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

                                Yes |X|          No |_|

The  number  of  shares  of  Registrant's  Common  Stock,   $0.0001  par  value,
outstanding as of July 31, 2004, was 92,551,489 shares.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                         Page
                                                                        Number

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - June 30, 2004                                                3

         Consolidated Statements of Operations
          - Three and six months ended June 30, 2004 and 2003            4

         Consolidated Statements of Cash Flows
          - Six months ended June 30, 2004 and 2003                      5

         Notes to Consolidated Financial Statements                      6  - 12

Item 2   Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   13 - 14

Item 3   Controls and Procedures                                         15

PART II  -  OTHER INFORMATION                                            16 - 18

SIGNATURES                                                               19

PART I  - Item 1


               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                  June 30, 2004
                                                                                   ------------
ASSETS
     Current Assets
     Cash ......................................................................   $      9,927
     Accounts receivable, net of allowance for
        doubtful accounts of $212 ..............................................          1,408
     Miscellaneous receivables .................................................          1,800
     Inventories ...............................................................         12,428
     Prepaid expenses ..........................................................        206,199
                                                                                   ------------
        Total Current Assets ...................................................        231,762
     Property and equipment, net of accumulated
        depreciation of $139,954 ...............................................         13,434
     Software, net of accumulated amortization of $963,298 .....................        543,992
     Other assets ..............................................................         38,548
                                                                                   ------------
TOTAL ASSETS ...................................................................        827,736
                                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY (IMPAIRMENT)
LIABILITIES
     Accounts payable and accrued expenses .....................................        362,945
     Deferred revenue ..........................................................         31,607
     Dividends payable .........................................................        472,920
     Loans and notes payable ...................................................        100,000
     Current maturities of long-term debt ......................................        133,419
     Current maturities of capitalized lease obligations .......................          2,805
                                                                                   ------------
        Total Current Liabilities ..............................................      1,103,696
     Capitalized lease obligations, less current portion .......................          3,234
                                                                                   ------------
TOTAL LIABILITIES ..............................................................      1,106,930

STOCKHOLDERS' EQUITY
     Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
     2,500 shares have been designated Cumulative Preferred Stock,
     of which 1 share is issued and outstanding ................................              0
     300,000 shares have been designated Series A Convertible Preferred Stock,
     350,000 shares have been designated Series B Convertible Preferred Stock,
     120,000 shares have been designated Series C Convertible Preferred Stock,
     500,000 shares have been designated Series D Convertible Preferred Stock,
     500,000 shares have been designated Series E Convertible Preferred Stock,
     of which a combined total 521,582 shares are issued and outstanding .......            522
     Common Stock, $0.0001 par value, 100,000,000 shares authorized,
     83,292,141 shares are issued and outstanding ..............................          8,329
     Additional paid-in capital ................................................     26,293,818
     Accumulated deficit .......................................................    (26,581,863)
                                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY .....................................................       (279,194)

TOTAL LIABILITIES AND EQUITY ...................................................   $    827,736
                                                                                   ============

                 See notes to consolidated financial statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                           Three Months Ended                  Six Months Ended
                                                                June 30,                           June 30,
                                                      2004              2003               2004                2003
                                                  ------------       ------------       ------------       ------------
Total Revenues .............................      $     20,294       $     33,107       $     64,874       $     68,559

     Cost of Goods Sold ....................            39,066             38,980             78,021             77,967
                                                  ------------       ------------       ------------       ------------
Gross Profit ...............................           (18,772)            (5,873)           (13,147)            (9,408)

     Selling expenses ......................           111,412            139,049            229,649            293,645
     Stock-based compensation ..............            85,978             61,210            236,033            207,216
     General & administrative expenses .....           329,935            407,616            763,985            781,312
                                                  ------------       ------------       ------------       ------------
Operating (Loss) ...........................          (546,097)          (613,748)        (1,242,814)        (1,291,581)

     Misc. non-operating expenses ..........           (14,489)                --            (14,489)                --
     Interest expense, net .................            (3,407)           (24,612)            (9,203)           (31,195)
                                                  ------------       ------------       ------------       ------------
Non-Operating (Expense) ....................           (17,896)           (24,612)           (23,692)           (31,195)
                                                  ------------       ------------       ------------       ------------
Net (Loss) before taxes ....................          (563,993)          (638,360)        (1,266,506)        (1,322,776)

     Provision for income taxes ............                 0                  0                  0                  0
Net (Loss) .................................      $   (563,993)      $   (638,360)      $ (1,266,506)      $ (1,322,776)
                                                  ============       ============       ============       ============
Dividends accrued on preferred stock .......            56,873             28,817            114,253             57,634
Amortized discount on convertible
     preferred stock .......................           779,026                 --          1,495,462                 --

Net (Loss) applicable to common shareholders      $ (1,399,892)      $   (667,177)      $ (2,876,221)      $ (1,380,410)
                                                  ============       ============       ============       ============
Loss per Common Share ......................      $      (0.02)      $      (0.01)      $      (0.04)      $      (0.02)
                                                  ============       ============       ============       ============
Weighted Average Number of
     Common Shares Outstanding .............        81,805,474         65,661,771         79,971,031         63,232,175
                                                  ============       ============       ============       ============

                 See notes to consolidated financial statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                       2004               2003
                                                     -----------       -----------
Cash Flows from Operating Activities
     Net (loss) ...............................      $(1,266,506)      $(1,322,776)
     Adjustments to net (loss)
        Depreciation and amortization .........           82,982            93,456
        Securities issued for expenses and debt          314,300           182,937
     Decreases (increases) in Assets
        Accounts receivable ...................           34,432             3,875
        Miscellaneous receivables .............               --             1,458
        Inventories ...........................           14,489                30
        Prepaid expenses ......................         (129,101)          (87,057)
        Other assets ..........................           10,577                --
     Increases (decreases) in Liabilities
        Deferred revenues .....................           38,925            (3,198)
        Change in prepayments .................               --           (14,075)
        Accounts payable and accrued expenses .          (66,069)          208,236
                                                     -----------       -----------
Net Cash (Used) by Operating Activities .......         (965,971)         (937,114)

Cash Flows from Investing Activities
     Purchases of equipment and fixtures ......           (3,443)           (1,885)
                                                     -----------       -----------
Net Cash (Used) by Investing Activities .......           (3,443)           (1,885)

Cash Flows from Financing Activities
     Proceeds from loans and notes payable ....               --           316,763
     Repayment of loans and notes .............         (282,851)          (16,706)
     Payment of dividends .....................             (900)               --
     Issuance of common and preferred stock ...        1,165,114           655,148
                                                     -----------       -----------
Net Cash Provided by Financing Activities .....          881,363           955,205
Net Increase (Decrease) in Cash ...............          (88,051)           16,206
Cash at Beginning of Period ...................           97,978             9,976
                                                     -----------       -----------
Cash at End of Period .........................      $     9,927       $    26,182
                                                     ===========       ===========

                 See notes to consolidated financial statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 and its quarterly report on Form 10-QSB for the period ended March 31, 2004.

In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2004, the results of operations for the three and six months ended June 30, 2004 and 2003, and the cash flows for the six months ended June 30, 2004 and 2003, have been included.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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


GOING CONCERN

The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. In their report for the fiscal year ended December 31, 2003, our auditors had expressed an opinion that, as a result of the losses incurred, there was substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. During the last two years and the first two quarters in 2004 the Company has relied on the private placement of its common and preferred stock to fund its operations. Management's plans are to continue seeking additional working capital through equity and debt placements with private and institutional investors.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

PREPAID EXPENSES

The major positions in Prepaid Expenses at the end of the quarter included $50,000 representing the value of the unamortized portion of part of the Company's chief executive officer's base salary for the remainder of the current year which was prepaid in January 2004 in the form of convertible preferred stock and warrants, in lieu of cash (see "Related Party Transactions"). Also included were approximately $85,000 representing the value of restricted stock and options issued to certain consultants for services to be rendered in the near future, and approximately $41,000 prepaid rent and insurance costs.

PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2004:
         Equipment                                                      $ 81,157
         Furniture and fixtures                                           72,231
                                                                        --------
                                                                         153,388
         Less accumulated depreciation                                   139,954
                                                                        --------
                                   Total                                $ 13,434
                                                                        ========

Depreciation expense charged to operations was $5,021 in the first six months of 2004 and $15,497 in the first six months of 2003.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at June 30, 2004:

Accounts payable                                                        $183,328

Accrued interest                                                          55,572

Accrued commissions                                                       12,678

Accrued salaries, bonuses, vacations                                      49,334

Accrued professional fees                                                 50,563

Miscellaneous accruals                                                    11,470
                                                                        --------

                      Total                                             $362,945
                                                                        ========

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

DEFERRED REVENUES

Deferred revenues at June 30, 2004, consist of prepaid software maintenance and support charges which are amortized ratably over the remaining duration of the underlying maintenance agreements.

LOANS AND NOTES PAYABLE

At June 30, 2004, Magnitude, Inc. and the Company had borrowings under short term loan agreements with the following terms and conditions:

On December 4, 1996,  Magnitude,  Inc.  repurchased  500,000 shares of its common stock and retired same against issuance of a  promissory  note  maturing  twelve  months  thereafter accruing  interest at 5% per annum and due December 4, 1998.
This note is  overdue  at June 30,  2004 and no  demand  for
payment has been made.                                                 $  75,000

At December  31, 1999 the  Company had  $1,475,000  of notes
outstanding   related  to  a  June  1995  private  placement
offering.  During  2000 the holders of  $1,450,000  worth of notes agreed to accept  partial  repayment of  approximately
30%  of  the  note  balances  and  converted  the  remaining balances into common shares or convertible preferred shares.
The total amount of non-converted  notes outstanding at June
30, 2004 is  $25,000.  Attempts to locate the holder of this
note, to settle this liability, have been unsuccessful.                   25,000

Total                                                                  $ 100,000
                                                                       =========

LONG TERM DEBT

Long-term  debt as of June 30,  2004,  is  comprised  of the following:  Pursuant to the February 2, 1998,  Agreement and
Plan of Merger  with  Rolina  Corporation,  the  Company had issued  155,556 shares (the "Shares") of its common stock to the principal of Rolina  Corporation who currently serves as the Company's  Chief  Executive  Officer and Board Chairman,
and had issued a Put  Option  for such  Shares at a price of
$2.41 per share in accordance with the provisions  contained therein,  with notice for  exercise  eligible to be given at any time after February 1, 2000, and before 5:00 p.m. on the
90th day  thereafter.  This  liability was converted  into a
Company  obligation for $274,890 maturing March 31, 2002 and a demand loan for  $100,000  both  carrying  interest at the rate of 7% per year,  subsequently increased to 10%, payable monthly. The demand portion of this note was repaid in April
2002 and the due date for $274,890 of the remaining  balance was  extended to July 1, 2003.  During the first  quarter of
2004,  $175,000  was repaid and the  maturity  of the unpaid balance  was  changed to January  1,  2005.  The  obligation includes  an  option to the  holder  for  conversion  of the
outstanding   principal   into   shares  of  the   Company's
convertible  preferred  stock  and  warrants  at the rate of
$0.06 per common share equivalent.                                      $ 99,890

Discounted  present value of a non-interest  bearing $70,000 settlement with a former  investor of Magnitude,  Inc. to be
paid  in  monthly  payments  commencing  July 1,  1997.                   33,529
imputed  interest  rate used to discount  the note is 8% per annum. This obligation is in default.
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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

COMMITMENTS AND CONTINGENCIES, continued


Under the lease agreement, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:

Year Ending December 31,
        2005                                                             $21,309
                                                                         =======


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


Results of Operations:

Our efforts to close some of the larger sales contracts for a company-wide deployment of our software products at several large potential clients which we have been working on for some time now, have not met with success as of the date of this report. We are continuing these efforts and are still optimistic about ultimate success, however, we cannot predict when this might occur. We also continued with a program of co-marketing the Company's products together with selected partners in the insurance and risk management industry.

The quarter ended June 30, 2004 showed revenues of $20,294, compared to $33,107 achieved in the second quarter of 2003. Revenues for the six months ended June 30, 2004, totaled $64,874, close to the $68,559 recorded in 2003 for the same period.

Gross profits for the quarter amounted to negative $18,772, as a result of a fixed charge for amortization of certain proprietary software assets. Such software assets underlie the Company's products and are being amortized on a straight line over 10 years, resulting in a level charge of approximately $13,000 per month to cost-of-goods-sold. Our expense and cost structure was essentially unchanged from prior periods, and, after deducting selling - and general and administrative expenses of $527,325 which decreased by 13% over the $607,875 recorded in 2003, the Company realized an operating loss of $546,097, compared to an operating loss of $613,748 in 2003. Non-operating expenses consisted of $3,407 net interest expense and a charge of $14,489 for a valuation allowance on certain inventories. The period result was a net loss of $563,993, with a total loss for the first six months of $1,266,506, compared to losses of $638,360 and $ 1,322,776 respectively, for the same periods in 2003.

After accounting for dividend accruals on outstanding preferred stock which totaled $56,873, and an accounting charge to capital for amortization of discount for warrants issued in connection with the placement of certain convertible stock which amounted to $779,026, the net loss for the quarter applicable to common shareholders was $1,399,892 or $0.02 per share, compared to a loss of $667,177 or $0.01 per share for the same quarter in the previous year.

Liquidity and Capital Resources

The cash reserves that were built up during the first quarter, augmented by limited subsequent new equity placements, were sufficient to finance the Company's operations during the second quarter. Such new equity placement transactions resulted in the receipt of approximately $280,000 cash. The issuances of new common and convertible preferred stock during the first six months of the year, and anticipated issuance of further shares thereafter necessitated an increase in the authorized number of common shares, for which the Company obtained shareholder approval in June (see "Submission of Matters to a Vote of Securities' Holders").

At June 30, 2004, the deficit in working capital amounted to $871,934, compared to $619,182 at March 31, 2004. The cash flow from operations during the first six months totaled approximately negative $966,000 and was financed by new equity which was obtained through the placement of common and convertible preferred stock with accredited private investors. Details of such transactions can be found in the "Changes in Securities" section in this report and in the Company's report on Form 10-QSB for the period ended March 31, 2004. In February 2004, the Company had filed a new registration statement on Form SB-2 and an amendment to a previously filed registration statement on Form SB-2, both of which covered common shares directly issued as well as common shares underlying the previously issued convertible preferred stock and warrants, in connection with these and prior financing transactions. These registrations were declared effective by the Securities and Exchange Commission as of June 30, 2004.

At the time of this submission, the Company had no bank debt. At June 30, 2004 our short-term liabilities, aside from trade payables and accruals, included certain notes aggregating $233,419 of which $99,890 was owed to the chairman and chief executive officer of the Company in form of a demand note (see "Long Term Debt"). Also included are 472,920 in accrued dividends, the majority of which on outstanding series A, C, and D preferred stock which in view of the absence of surplus funds management does not plan to liquidate in the immediate future.

Current cash reserves and net cash flow from operations expected during the near future are inadequate when measured against present and anticipated future needs. In order to remedy the resulting liquidity constraints and address any "going-concern" issues, management is continuing discussions with several financing sources with the goal of obtaining commitments for further investments in form of debt or equity capital, to be funded during the upcoming quarter. There can be no assurance, however, that these negotiations will lead to the desired outcome.

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

Item 2 CHANGES IN SECURITIES

     a)  - None
     b)  - None
     c)   Issuance of unregistered securities

      During the quarter ended June 30, 2004, the Company issued the following unregistered securities:

      (i) 2,875,000 shares of common stock, accompanied by warrants for the purchase of 2,875,000 common shares at the price of $0.15 per share, to six accredited foreign investors pursuant to private placement subscriptions, issued in reliance upon exemptions provided under
            Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act, altogether resulting in the receipt by the Company of approximately $284,000 in cash.

      (ii) 285,000 shares of common stock to a consultant for investor relations and general business consulting services.

      (iii) 150,000 shares of common stock in lieu of cash, for rent expenses.

      (iv) 500,000 shares of common stock pursuant to the conversion of 5,000 shares of Series E Senior Convertible Preferred Stock, in accordance with the designation for the latter.


(d) Not applicable

Item 3 DEFAULTS ON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $396,000. These dividends have been accrued, however, the Company's management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

Item 4   SUBMISSION OF MATTERS TO A VOTE OF
         SECURITIES' HOLDERS

On May 21, 2004, we filed a Schedule 14A Information Statement with the Securities and Exchange Commission (the "SEC") seeking the written consent of our shareholders of record as of the close of business on May 14, 2004, to amend our Company's Certificate of Incorporation to increase our authorized common shares from 100 million shares to 200 million shares. Following SEC clearance, we mailed the Information Statement to shareholders on June 14 2004 and we received written consents on July 10, 2004 approving the amendment. Shareholders representing 56.82% of our outstanding voting shares submitted their written consents, with 56.03% of our outstanding voting shares casting their written consents in favor of the proposal, 0.72% submitted written consents against the proposal and 0.07% of our outstanding voting securities abstained.

Item 5 OTHER INFORMATION

      - None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)         Exhibits

            (3)(i)-  Articles   of   Incorporation   and   Amendments   thereto,
                  incorporated herein by reference to Exhibits of previous filings with the Commission.

            (3)(ii) - By-laws of the Company,  incorporated  herein by reference to Exhibits of previous filings with the Commission.

            (31.1)- Certification of Steven D. Rudnik,  Chief Executive Officer,
                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            (31.2)- Certification of Joerg H. Klaube,  Chief Financial  Officer,
                  pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            (32.1)- Certification of Steven D. Rudnik,  Chief Executive Officer,
                  pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

            (32.2)- Certification of Joerg H. Klaube,  Chief Financial  Officer,
                  pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b) Reports on Form 8-K:

On May 6, 2004, the Company filed a report on Form 8-K, informing about the conclusion of a marketing and distribution agreement with a major European business consulting company.

On June 21, 2004, the Company filed a report on Form 8-K, informing about the conclusion of a marketing and distribution agreement with a California-based distributor of ergonomic products and provider of related services.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MAGNITUDE INFORMATION SYSTEMS, INC.


Date:   August 12, 2004                 By: /s/  Steven D. Rudnik
                                            ------------------------------------
                                            Steven D. Rudnik
                                            Chairman and Chief Executive Officer