Form 10QSB
period 2004-09-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2004-11-15
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ended September 30, 2004

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from _______ to _______

                         Commission file number 33-20432

                       MAGNITUDE INFORMATION SYSTEMS, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Delaware                                     75-2228828
     -------------------------------                    -------------------
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

                                Yes _x_ No _____

     The number of shares of Registrant's Common Stock, $0.0001 par value, outstanding as of October 31, 2004, was 122,261,219 shares.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                         Page
                                                                        Number
                                                                        ------
PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - September 30, 2004                                             3

         Consolidated Statements of Operations
          - Three and nine months ended September 30, 2004 and 2003        4

         Consolidated Statements of Cash Flows
          - Nine months ended September 30, 2004 and 2003                  5

         Notes to Consolidated Financial Statements                      6 - 12


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      13 - 14

Item 3   Controls and Procedures                                          15


PART II  -  OTHER INFORMATION                                           16 - 17


SIGNATURES                                                                18

PART I  - ITEM 1   FINANCIAL STATEMENTS

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

ASSETS                                                                          September 30, 2004
                                                                                   ------------
     Current Assets
     Cash ......................................................................   $      6,065
     Accounts receivable .......................................................            819
     Inventories ...............................................................         12,428
     Prepaid expenses ..........................................................        131,175
                                                                                   ------------
        Total Current Assets ...................................................        150,487
     Property and equipment, net of accumulated
        depreciation of $142,561 ...............................................         12,245
     Software, net of accumulated amortization of $1,002,277 ...................        505,012
     Other assets ..............................................................         24,829
                                                                                   ------------
TOTAL ASSETS ...................................................................        692,573
                                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY (IMPAIRMENT)
LIABILITIES
     Accounts payable and accrued expenses .....................................        318,519
     Deferred revenue ..........................................................         15,298
     Dividends payable .........................................................        446,807
     Loans and notes payable ...................................................        190,000
     Current maturities of long-term debt ......................................        133,419
     Current maturities of capitalized lease obligations .......................          2,805
                                                                                   ------------
        Total Current Liabilities ..............................................      1,106,848
     Capitalized lease obligations, less current portion .......................          3,234
                                                                                   ------------
TOTAL LIABILITIES ..............................................................      1,110,082

STOCKHOLDERS' EQUITY (IMPAIRMENT)
     Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
     2,500 shares have been designated Cumulative Preferred Stock,
     of which 1 share is issued and outstanding ................................              0
     300,000 shares have been designated Series A Convertible Preferred Stock,
     350,000 shares have been designated Series B Convertible Preferred Stock,
     120,000 shares have been designated Series C Convertible Preferred Stock,
     500,000 shares have been designated Series D Convertible Preferred Stock,
     500,000 shares have been designated Series E Convertible Preferred Stock,
     of which a combined total 203,357 shares are issued and outstanding .......            203
     Common Stock, $0.0001 par value, 200,000,000 shares authorized,
     122,061,219 shares are issued and outstanding .............................         12,206
     Additional paid-in capital ................................................     27,015,284
     Accumulated deficit .......................................................    (27,445,202)
                                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY (IMPAIRMENT) ........................................       (417,509)

TOTAL LIABILITIES AND
     STOCKHOLDERS' EQUITY (IMPAIRMENT) .........................................   $    692,573
                                                                                   ============

                 See notes to consolidated financial statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended                Nine Months Ended
                                                         September 30,                    September 30,
                                                    2004             2003            2004              2003
                                               -------------    -------------    -------------    -------------
Total Revenues .............................   $      17,718    $      57,540    $      82,592    $     126,099

     Cost of Goods Sold ....................          38,974           38,946          116,995          116,913
                                               -------------    -------------    -------------    -------------

Gross Profit ...............................         (21,256)          18,594          (34,403)           9,186

     Selling expenses ......................         126,369           96,389          356,018          390,034
     Stock-based compensation ..............         295,994          123,801          532,027          331,017
     General & administrative expenses .....         300,836          239,068        1,064,821        1,020,380
                                               -------------    -------------    -------------    -------------

Operating (Loss) ...........................        (744,455)        (440,664)      (1,987,269)      (1,732,245)

     Misc. income ..........................              --            3,745               --            3,745
     Misc. non-operating expenses ..........              --               --          (14,489)              --
     Interest expense, net .................          (9,522)         (24,462)         (18,725)         (55,657)
                                               -------------    -------------    -------------    -------------

Non-Operating (Expense) ....................          (9,522)         (20,717)         (33,214)         (51,912)
                                               -------------    -------------    -------------    -------------

Net (Loss) before taxes ....................        (753,977)        (461,381)      (2,020,483)      (1,784,157)

     Provision for income taxes ............               0                0                0                0
Net (Loss) .................................   $    (753,977)   $    (461,381)   $  (2,020,483)   $  (1,784,157)
                                               =============    =============    =============    =============

Dividends accrued on preferred stock .......          31,392           28,817          145,645           86,451
Amortized discount on convertible
     preferred stock .......................          77,971               --        1,573,433               --

Net (Loss) applicable to common shareholders   $    (863,340)   $    (490,198)   $  (3,739,561)   $  (1,870,608)
                                               =============    =============    =============    =============
Loss per Common Share ......................   $       (0.01)   $       (0.01)   $       (0.04)   $       (0.03)
                                               =============    =============    =============    =============
Weighted Average Number of
     Common Shares Outstanding .............     111,653,344       69,104,958       91,754,764       65,189,770
                                               =============    =============    =============    =============

                 See notes to consolidated financial statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Nine Months Ended
                                                         September 30,
                                                      2004           2003
                                                  -----------    -----------
Cash Flows from Operating Activities
     Net (loss) ...............................   $(2,020,483)   $(1,784,157)
     Adjustments to net (loss)
        Depreciation and amortization .........       124,568        134,978
        Securities issued for expenses and debt       565,060        242,562
     Decreases (increases) in Assets
        Accounts receivable ...................        35,022         (6,494)
        Miscellaneous receivables .............         1,800            429
        Inventories ...........................        14,489             30
        Prepaid expenses ......................       (54,078)      (130,136)
        Other assets ..........................        24,296             --
     Increases (decreases) in Liabilities
        Deferred revenues .....................        22,615         (5,015)
        Change in prepayments .................            --        (14,075)
        Accounts payable and accrued expenses .      (110,493)       303,308
                                                  -----------    -----------
Net Cash (Used) by Operating Activities .......    (1,397,204)    (1,258,570)

Cash Flows from Investing Activities
     Purchases of equipment and fixtures ......        (4,861)        (3,380)
                                                  -----------    -----------
Net Cash (Used) by Investing Activities .......        (4,861)        (3,380)

Cash Flows from Financing Activities
     Proceeds from loans and notes payable ....       165,000        328,469
     Repayment of loans and notes .............      (357,851)       (21,706)
     Payment of dividends .....................       (57,911)            --
     Issuance of stock options ................            --         37,525
     Issuance of common and preferred stock ...     1,560,914        912,940
                                                  -----------    -----------
Net Cash Provided by Financing Activities .....     1,310,152      1,257,228
Net (Decrease) in Cash ........................       (91,913)        (4,722)
Cash at Beginning of Period ...................        97,978          9,976
                                                  -----------    -----------
Cash at End of Period .........................   $     6,065    $     5,254
                                                  ===========    ===========



                 See notes to consolidated financial statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

     Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 and its quarterly reports on Form 10-QSB for the periods ended March 31, 2004 and June 30, 2004.

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2004, the results of operations for the three and nine months ended September 30, 2004 and 2003, and the cash flows for the nine months ended September 30, 2004 and 2003, have been included.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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


GOING CONCERN

     The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. In their report for the fiscal year ended December 31, 2003, our auditors had expressed an opinion that, as a result of the losses incurred, there was substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. During the last two years and the first three quarters in 2004 the Company has relied on the private placement of its common and preferred stock to fund its operations. Management's plans are to continue seeking additional working capital through equity and debt placements with private and institutional investors.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

PREPAID EXPENSES

     Prepaid Expenses at the end of the quarter included $25,000 representing the value of the unamortized portion of part of the Company's chief executive officer's base salary for the remainder of the current year which was prepaid in January 2004 in the form of convertible preferred stock and warrants, in lieu of cash (see "Related Party Transactions"). Also included are approximately $83,000 representing the value of restricted stock and options issued to certain consultants for services to be rendered in the near future, and approximately $23,000 prepaid rent and insurance costs.

PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at September 30, 2004:

              Equipment                                         $        82,575
              Furniture and fixtures                                     72,231
                                                                ---------------
                                                                        154,806

              Less accumulated depreciation                             142,561
                                                                ---------------
                                     Total                      $        12,245
                                                                ===============

Depreciation expense charged to operations was $7,628 in the first nine months of 2004 and $18,039 in the first nine months of 2003.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at September 30, 2004:

              Accounts payable                                  $       185,900
              Accrued interest                                           56,243
              Accrued commissions                                        12,678
              Accrued salaries, bonuses, vacations                       17,066
              Accrued professional fees                                  40,018
              Miscellaneous accruals                                      6,614
                                                                ---------------
                                    Total                       $       318,519
                                                                ===============

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

DEFERRED REVENUES

     Deferred revenues at September 30, 2004, consist of prepaid software maintenance and support charges which are amortized ratably over the remaining duration of the underlying maintenance agreements.

LOANS AND NOTES PAYABLE

     At September 30, 2004, Magnitude, Inc. and the Company had borrowings under short term loan agreements with the following terms and conditions:

         On December 4, 1996, Magnitude,  Inc. repurchased 500,000 shares of its common  stock and retired same  against  issuance of a promissory  note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue at September 30, 2004 and no
         demand for payment has been made.                                              $  75,000

         At December 31, 1999 the Company had  $1,475,000  of notes  outstanding related to a June 1995  private  placement  offering.  During  2000 the holders of $1,450,000 worth of notes agreed to accept partial repayment of  approximately  30% of the note balances and converted the remaining balances into common shares or convertible  preferred shares. The total amount of  non-converted  notes  outstanding  at September  30, 2004 is
         $25,000.  Attempts  to locate the holder of this note,  to settle  this
         liability, have been unsuccessful.                                                25,000

         Note payable issued to an officer of the Company for a short term loan, payable in October 2004, carrying interest at the rate of 10% per annum
         and subject to an origination fee of $2,000.                                      50,000

         Note payable  issued to a  shareholder  of the Company for a short term loan, payable on demand, carrying interest at the rate of 10% per annum
         and subject to an origination fee of $2,000.                                      40,000
                                                                                        ---------
         Total                                                                          $ 190,000
                                                                                        ==========

LONG TERM DEBT

       Long-term debt as of September 30, 2004, is comprised of the following:

         Pursuant  to the  February 2, 1998,  Agreement  and Plan of Merger with
         Rolina  Corporation,   the  Company  had  issued  155,556  shares  (the
         "Shares")  of its common stock to the  principal of Rolina  Corporation who currently serves as the Company's Chief Executive Officer and Board
         Chairman,  and had issued a Put  Option  for such  Shares at a price of
         $2.41 per share in accordance  with the provisions  contained  therein, with  notice  for  exercise  eligible  to be given  at any  time  after
         February 1, 2000, and before 5:00 p.m. on the 90th day thereafter. This liability was converted into a Company obligation for $274,890 maturing
         March 31, 2002 and a demand loan for $100,000 both carrying interest at the  rate  of 7% per  year,  subsequently  increased  to  10%,  payable monthly.  The demand  portion of this note was repaid in April 2002 and the due date for $274,890 of the remaining balance was extended to July
         1, 2003. During the first quarter of 2004,  $175,000 was repaid and the maturity  of the unpaid  balance  was  changed to January 1, 2005.  The obligation  includes  an option to the  holder  for  conversion  of the
         outstanding   principal  into  shares  of  the  Company's   convertible
         preferred  stock and  warrants  at the rate of $0.06 per  common  share
         equivalent.                                                                 $   99,890

         Discounted  present value of a non-interest  bearing $70,000 settlement with a  former  investor  of  Magnitude,  Inc.  to be paid  in  monthly payments  commencing  July 1, 1997.  The imputed  interest rate used to
         discount the note is 8% per annum. This obligation is in default.               33,529

                                                                                     ----------
             Total                                                                      133,419
             Less current maturities
                                                                                        133,419
                                                                                     ----------
             Long-term debt, net of current maturities                               $        0
                                                                                     ==========

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

     The Company's total deferred tax asset and valuation allowance at December 31, 2003 are as follows:

            Total deferred tax asset, non-current                 $   7,274,000
            Less valuation allowance                                 (7,274,000)
                                                                  -------------
            Net deferred tax asset                                $          --
                                                                  =============

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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

COMMITMENTS AND CONTINGENCIES, continued


     Under the lease agreement, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:

          Year Ending December 31,
                  2005                             $  21,309
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

     During the third quarter, five directors and officers of the Company received a total 1,500,000 restricted common shares as remuneration for services as members of the board of directors. One outside director who also serves as the legal and securities counsel of the Company received 500,000 restricted common shares as compensation for his commitment and agreement to continue to invoice the Company for legal services at a reduced rate, in connection with legal services rendered during fiscal year 2004.

     During the third quarter the Company's chief executive officer extended short term loans aggregating $100,000 to the Company. These loans carried interest at the rate of 10% per year and were subject to a loan origination fee of 4%.

CAPITALIZATION

     During the second quarter in 2004, a majority of our shareholders of record as of the close of business on May 14, 2004, voted to amend our Company's Certificate of Incorporation to increase our authorized common shares from 100 million shares to 200 million shares.

     During the second and third quarter in 2004, a total 323,225 shares of the Company's Series E Senior Convertible Preferred Stock, issued during the fourth quarter in 2003 and the first quarter in 2004, were converted into a total 32,322,535 common shares.

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


RESULTS OF OPERATIONS:

We continue to be in discussion with several Fortune 1000 companies on potentially large contracts for the installation of our software products. These efforts have been ongoing for several months and we are optimistic about achieving tangible results and expect substantial revenues there-from within the near to mid-term future. In parallel, we are continuing with a program of working with selected partners in the insurance and risk management industry for the purpose of jointly marketing the Company's products to their client base. Here too, we expect to achieve a break-through within the foreseeable time. We need to state, however, that in view of the absence of meaningful results so far, success in both areas cannot be taken for granted.

The quarter ended September 30, 2004 yielded revenues of $17,718 compared to the $57,540 achieved in the third quarter of 2003. Revenues for the nine months ended September 30, 2004, totaled $82,592, with $126,099 recorded in 2003 for the same period.

Gross profits for the quarter amounted to negative $21,256, as a result of a fixed charge for amortization of certain proprietary software assets. Such software assets underlie the Company's products and are being amortized on a straight line over 10 years, resulting in a level charge of approximately $13,000 per month to cost-of-goods-sold. Our expense and cost structure was essentially unchanged from prior periods, and, after deducting selling - and general and administrative expenses of $723,199 which showed a significant increase over the $459,258 recorded in 2003, the Company realized an operating loss of $744,455, compared to an operating loss of $440,664 in 2003. The increase in expenses was attributable to certain securities issued in non-cash transactions for compensation and services. Non-operating expenses consisted of $9,522 net interest expense. The period result was a net loss of $753,977, with a total loss for the first nine months of $2,020,483, compared to losses of $461,381 and $ 1,784,157 respectively, for the same periods in 2003.

After accounting for dividend accruals on outstanding preferred stock which totaled $31,392, and an accounting charge to capital for amortization of discount for warrants issued in connection with the placement of certain convertible stock which amounted to $77,971, the net loss for the quarter applicable to common shareholders was $863,340 or $0.01 per share, compared to a loss of $490,198 or $0.01 per share for the same quarter in the previous year.

Liquidity and Capital Resources

As shown, the absence of meaningful revenues forces us to rely entirely on new capital investments to finance on-going operations. Such new investments occurred in the form of equity placements with accredited private investors, and resulted in the receipt of approximately $395,000 cash during the quarter.

At September 30, 2004, the deficit in working capital amounted to $956,361, compared to $871,934 at June 30, 2004. The cash flow from operations during the first nine months totaled approximately negative $1,397,000 and was financed by new equity which was obtained through the placement of common and convertible preferred stock with accredited private investors. Details of such transactions can be found in the "Changes in Securities" section in this report and in the Company's reports on Form 10-QSB for the periods ended March 31, 2004 and June 30, 2004. The Company had filed a new registration statement on Form SB-2 and amendments to previously filed registration statements on Form SB-2, to register the common shares directly issued as well as common shares underlying the previously issued convertible preferred stock and warrants, in connection with these and prior financing transactions. These registrations were declared effective by the Securities and Exchange Commission.

At the time of this submission, the Company had no bank debt. At September 30, 2004 our short-term liabilities, aside from trade payables and accruals, included certain notes aggregating $323,419 of which $149,890 was owed to the chairman and chief executive officer of the Company in form of demand notes (see also "Long Term Debt"). Also included are 446,807 in accrued dividends, the majority of which on outstanding series A, C, and D preferred stock which in view of the absence of surplus funds management does not plan to liquidate in the immediate future.

Current cash reserves and net cash flow from operations expected during the near future are inadequate to guaranty coverage of present and anticipated future needs. Management is in discussions with several financing sources with the goal of obtaining commitments for further investments in form of debt or equity capital, to be funded during the upcoming quarter. There can be no assurance, however, that these negotiations will lead to the desired outcome.

ITEM 3.    CONTROLS AND PROCEDURES

         (a) Evaluation of Disclosure Controls and Procedures.

                   Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2004. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer, have concluded that, as of the end of the period covered by this report, our current disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

         (b) Changes in Internal Controls.

                  There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls during the period covered by this report.

PART  II  -  OTHER INFORMATION

Item 1   LEGAL PROCEEDINGS

     The Company is not a party in any legal proceedings.

Item 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     a)  Issuance of unregistered securities

         During the quarter ended September 30, 2004, the Company issued the following unregistered securities:

         (i) 4,620,000 shares of common stock, accompanied by warrants for the purchase of 4,620,000 common shares at the price of $0.15 per share, to four accredited foreign investors pursuant to private placement subscriptions, issued in reliance upon exemptions provided under Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act, altogether resulting in the receipt by the Company of $395,800 in cash.

         (ii) 110,000 shares of common stock to a consultant for investor relations and general business consulting services.

         (iii) 196,680 shares of common stock to three employees in lieu of cash remuneration.

         (iv) 31,822,535 shares of common stock pursuant to the conversion of 318,225 shares of Series E Senior Convertible Preferred Stock, in accordance with the designation for such preferred shares.

         (v)      1,500,000  shares  of  common  stock  to  five  directors  and officers of the Company as remuneration for services, and 500,000 shares to an outside director who also serves as the legal and securities counsel as compensation for legal services rendered during fiscal year 2004.

         (vi) 19,863 shares of common stock to a creditor of the Company as interest on loans.


     (b) Not applicable

     (c) None

Item 3   DEFAULTS UPON SENIOR SECURITIES

     The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $424,000. These dividends have been accrued, however, the Company's management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

Item 4   SUBMISSION OF MATTERS TO A VOTE OF
         SECURITY HOLDERS

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

                  (31.1) - Certification of Steven D. Rudnik, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  (31.2) - Certification of Joerg H. Klaube, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  (32.1) - Certification of Steven D. Rudnik, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                  (32.2) - Certification of Joerg H. Klaube, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

         (b) Reports on Form 8-K:

                  On July 1, 2004, the Company filed a report on Form 8-K, informing about a research project at Cornell University involving the study of office ergonomics.

                  On July 20, 2004, the Company filed a report on Form 8-K, informing about the conclusion of a marketing and distribution agreement with CSI Ergonomics of Minneapolis, MN.

                  On August 16,  2004,  the Company  filed a report on Form 8-K,
                  informing   about  the  conclusion  of  a  $1  Million  equity
                  financing transaction.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        MAGNITUDE INFORMATION SYSTEMS, INC.


Date:   November 12, 2004               By: /s/  Steven D. Rudnik
                                            -------------------------
                                            Steven D. Rudnik
                                            Chairman and Chief Executive Officer