Form 10KSB
period 2004-12-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2005-03-31
CIK 838796

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2004

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE OF 1934

             For the Transition Period From _________ to __________

                          Commission File No. 33-20432

                       MAGNITUDE INFORMATION SYSTEMS, INC.
              Exact Name of Registrant as Specified in its Charter

                 DELAWARE                             75-2228828
      ----------------------------------------------------------------
      State or Other Jurisdiction of                 IRS Employer
      Incorporation or Organization              Identification Number

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

                                 Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's revenues for the fiscal year ended December 31, 2004, were $121,886.

Common stock, par value $.0001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on March 29, 2005. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on March 29, 2005, ($0.10), the aggregate market value of the 119,056,671 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on March 29, 2005, was approximately $11,905,667. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

        As of March 29, 2005, 136,437,612 shares of Common Stock, $.0001 par value, were outstanding.

             DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

                       MAGNITUDE INFORMATION SYSTEMS, INC.

                                    CONTENTS

PART I.                                                                                          Page

   Item  1.   Business.........................................................................     4

   Item  2.   Properties.......................................................................    11

   Item  3.   Legal Proceedings................................................................    11

   Item  4.   Submission of Matters to a Vote of Security Holders..............................    11

PART II.

   Item  5.   Market for Registrant's Common Equity and Related Shareholder Matters............    12

   Item  6.   Selected Financial Data..........................................................    14

   Item  7.   Management's' Discussion and Analysis of Financial Condition
              and Results of Operations........................................................    15

   Item  8.   Financial Statements and Supplementary Data......................................    18

   Item 8a.   Controls and Procedures .........................................................    18

   Item  9.   Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure.............................................................    18

PART III.

   Item 10.   Directors and Executive Officers of the Registrant...............................    19

   Item 11.   Executive Compensation...........................................................    21

   Item 12.   Security Ownership of Certain Beneficial Owners and Management...................    24

   Item 13.   Certain Relationships and Related Transactions...................................    25

   Item 14.   Principal Accountant Fees and Services...........................................    25

PART IV

   Item 15.   Exhibits and Reports on Form 8-K.................................................    27

              Signatures.......................................................................    28

              Exhibit Index ...................................................................    29

                                     PART I

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

      The Company is currently subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934. The Company has the authority to issue an aggregate of Two Hundred Million (200,000,000) Common Shares, par value $.0001, and Three Million (3,000,000) Preferred Shares, par value $.001, of which at December 31, 2004, Two Thousand Five Hundred (2,500) were designated as Cumulative Preferred Shares, par value $.001; Three Hundred Thousand (300,000) were designated as Series A Senior Convertible Preferred Stock, par value $0.001; Three Hundred Fifty Thousand (350,000) were designated as Series B Senior Convertible Preferred Stock, par value $0.001; One Hundred Twenty Thousand (120,000) were designated as Series C Senior Convertible Preferred Stock, par value $0.001; Five Hundred Thousand (500,000) were designated as Series D Senior Convertible Preferred Stock, par value $0.001; and Five Hundred Thousand (500,000) were designated as Series E Senior Convertible Preferred Stock, par value $0.001.

      As of December 31, 2004, there were outstanding 127,837,612 Common Shares, 1 Cumulative Preferred Share, and 193,190 Convertible Preferred Shares.

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

      The Company operates primarily in the United States of America, however, has introduced French and Portuguese language versions of its software products for the European and Brazilian markets, and will shortly introduce other language versions. The Company has not yet derived any material revenues from the licensing or sale of its software products in foreign markets.

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

      In July 1999, Cornell University released a study entitled "Effects of Ergonomic Management Software on Employee Performance," a field experimental test of the effects of ErgoEnterprise on computer work activity.1 Professor Alan Hedge tested the effects of using Magnitude's ergonomic work pacing software to monitor keyboard and mouse activity, and to provide computer users with information on appropriate, discretionary rest breaks. The software also provided information on stretching exercises, appropriate postures, and appropriate workstation adjustments. The Wall Street office of a nationwide insurance brokerage firm was chosen as the test site for this study.


----------------
1 Hedge, A. "Effects of Ergonomic Management Software on Employee Performance." Cornell Human Factors Laboratory Technical Report /SP7991, Cornell University, July 1999.

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

      >> Professor Rob Henning, Ph.D., CPE Expertise in rest-break and human performance issues.

      >> Mark Carleson Consultant and Former Deputy Director and Chief of Enforcement of Cal/OSHA from 1990-1999.

      >>    Inger Williams, Ph.D. Consultant on school ergonomic issues.

      >>    Chris Grant, Ph.D., CPE Expertise in office ergonomics and Ergonet.

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

      The Company has expensed all expenditures related to the above efforts. Such expenses totaled approximately $221,000 for the year ended December 31, 2004, and $228,000 for the year ended December 31, 2003.

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

Employees

      As of December 31, 2004, the Company employed 10 persons, of whom four were primarily engaged in research and development and software support activities, two were primarily engaged in sales and marketing, and four in general administrative and managerial functions. The Company has no collective bargaining agreements with its employees.

ITEM 2:  PROPERTIES

      On March 15, 2000, the Company entered a five year lease for approximately 6,000 square feet of office space at 401 Route 24, Chester, New Jersey. This lease agreement calls for monthly rental payments of $6,500 with nominal increases after years No. 2, 3, and 4. During February 2005, the term of the lease was extended to March 31, 2007, at a monthly rental fee of $10,000.

ITEM 3:  LEGAL PROCEEDINGS

      On March 21, 2005, the Company filed a patent infringement lawsuit in the United States District Court, District of New Jersey, against Niche Software, Ltd. of New Zealand, alleging that its software product called Workplace(TM) willfully infringed on the Company's patent underlying its ErgoEnterprise(TM) product line. The Company intends to vigorously prosecute its infringement claims against this infringer. Except for this infringement lawsuit, the Company is not a party in any legal proceedings.

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

                                                       OTC-BB
                                                       ------
                                            High/Ask             Low/Bid
                                            --------             -------
2003
----
         First Quarter ..............      $   0.15             $   0.08
         Second Quarter .............          0.13                 0.06
         Third Quarter ..............          0.13                 0.06
         Fourth Quarter .............          0.15                 0.07
2004
----
         First Quarter ..............      $   0.20             $   0.09
         Second Quarter .............          0.20                 0.10
         Third Quarter ..............          0.14                 0.09
         Fourth Quarter .............          0.18                 0.10

(b)   Shareholders

      As of March 8, 2005, there were approximately 400 shareholders of record for the Company's Common Stock. The number of record holders does not include shareholders whose securities are held in street names.

(c)   Dividends

      The Company has not declared or paid, nor has it any present intention to pay, cash dividends on its common stock. The Company is obliged, under certain circumstances, to pay cash dividends on its outstanding cumulative preferred and convertible preferred stock. At December 31, 2004, the Company was in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears totaled approximately $433,000.

Recent Issues of Unregistered Securities

      During the fourth quarter of 2004 the Company had issued the following unregistered securities:

      (i) 4,720,000 shares of common stock accompanied by warrants for the purchase of 4,720,000 shares of common stock, exercisable at $0.15/share during three years, to two foreign and seven domestic accredited investors pursuant to private placement subscriptions under Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act, which resulted in the receipt by the Company of $426,000 in cash;

      (ii) 1,016,667 shares of common stock pursuant to the conversion of 10,167 shares of Series E Senior Convertible Preferred Stock, in accordance with the designation for such preferred shares;

      (iii) 39,726 shares of common stock in lieu of $2,780 interest payable.

Amendments to Registration Statement on Form SB-2

      On October 27, 2004, the Company's two Post-Effective Amendments to its Form SB-2 registration statements previously filed with the Securities and Exchange Commission (Registrations No's 333-73992 and 333-112595) were declared effective. The Company did not receive any proceeds from the sale of any of the registered securities.

New Registration Statement on Form SB-2

      Also, on October 20, 2004, the Company's new registration statement on Form SB-2 (Registration NO. 333-118522), registering a total of 62,794,481 shares, already issued or underlying warrants and convertible preferred stock already issued, on behalf of certain shareholders and investors in the Company was declared effective by the Securities and Exchange Commission. The Company will not receive any proceeds from the sale of any of the registered securities.

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

      The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2004 and 2003 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

      The financial data are those of Magnitude Information Systems, Inc. including the operations of Magnitude, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

SELECTED FINANCIAL DATA

Balance Sheet                                                December 31,
                                                             ------------
                                                                 2004
                                                             ------------

      Total assets .....................................     $    678,890
      Current liabilities ..............................        1,158,952
      Long-term debt ...................................              256
      Working capital ..................................         (977,831)
      Shareholders' equity .............................     $   (480,228)

Statement of Operations                     For the Year Ended December 31,
                                            -----------------------------
                                                2004             2003
                                            ------------     ------------
      Total revenues ...................    $    121,886     $    162,335
      Operating income (loss) ..........      (2,634,448)      (2,449,421)
      Net (loss) .......................      (2,483,602)      (2,337,881)
      Net (loss) after dividends
      On Preferred Shares ..............      (4,287,356)      (2,464,174)

      Net loss per common share ........    $      (0.04)    $      (0.04)
      Number of shares used in computing
      per share data ...................      96,968,697       66,962,744

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

Results of Operations for the Year Ended December 31, 2004

      The year 2004 was marked by continuing intensive efforts to gain full market acceptance for our software products. Our financial resources did not permit us to maintain a larger sales force and pursue a meaningful marketing campaign targeted directly at end-user clients. We therefore had modified our sales approach by concentrating almost entirely on developing indirect sales channels whereby we could leverage the greater marketing capabilities of distributors and other strategic partners to introduce and promote our products to a larger audience of potential corporate clients. To that extent we signed, in December 2004, a marketing agreement with Aon Corporation pursuant to which Aon's Risk Services division and Magnitude will jointly market our ErgoEnterprise software solution to clients of both firms. We expect this venture to produce tangible results in terms of software licensing contracts, during the first half of 2005.

      For the year ended December 31, 2004, the Company had revenues of $121,886 compared to $162,335 in 2003. Revenues consisted of $50,325 licensing fees for the Company's software products and $71,561 for maintenance and support services.

      Gross profits amounted to negative $34,089. Gross profits are burdened with a fixed charge for amortization of certain proprietary software assets. Such software assets underlie the Company's products and are being amortized on a straight line over 10 years, resulting in a level charge of approximately $13,000 per month to cost-of-goods-sold. Owing to the fact that variable cost-of-goods-sold expenses are less than 5%, the gross margins will increase with larger revenues, as the portion of fixed expenses decreases relatively. After deducting selling -, research -, and general and administrative expenses of $2,600,359 which increased marginally by 6% from the $2,455,809 recorded in 2003, the Company realized an operating loss of $2,634,448 compared to an operating loss of $2,449,421 in 2003. Non-operating income and expenses included $43,069 net interest expense and $20,703 charges for losses on assets. The Company also realized a credit of $214,618 from the sale of net loss carry-forward tax credits pursuant to the New Jersey Emerging Technology and Biotechnology Financial Assistance Act. The year concluded with a net loss of $2,483,602. After accounting for dividends paid and accrued on outstanding preferred stock which totaled $174,024 and an accounting charge of $1,629,730 for discounts accrued on preferred stock, the net loss applicable to common shareholders was $4,287,356 or $0.04 per share, compared to a loss of $2,464,174 or $0.04 per share for the previous year.

Liquidity and Capital Resources

      In the absence of cash flow from operations, required working capital to finance ongoing operations was supplied almost entirely from new equity capital. The Company attracted almost $2 million in new equity funding in the form of cash, and converted approximately $540,000 debt and accrued expenses into equity.

      At December 31, 2004, the deficit in working capital amounted to $977,831 as compared to $968,183 at December 31, 2003. Stockholders' equity showed an impairment of $480,228 at the end of the year, compared to an impairment of $377,851 at the beginning of the year. The negative cash flow from operations totaled approximately $1.68 million and was substantially financed by new equity which was obtained through private placements. The new equity placements were consummated by issuance of common stock and convertible preferred stock to accredited private investors in the United States and overseas. Details of such transactions can be found in the "Changes and Issuance of Securities" sections in the Company's reports on Form 10-QSB during the year, as well as in the pertinent section of this report. During 2004, the Company had filed a new registration statement on Form SB-2 and amendments to two previously filed registration statements on Form SB-2, all of which covered common shares directly issued as well as common shares underlying the previously issued convertible preferred stock and warrants, in connection with these and prior financing transactions. These filings were made on behalf of certain investors in the Company's equities and proceeds of any sales of such registered securities will accrue entirely to such investors. The filings will shortly be updated with the current financial statements and forwarded to the Securities and Exchange Commission for review. During the first three months of 2005 and up to the time of this submission, more recent equity financing transactions have generated approximately $645,000 cash in the aggregate which was utilized to finance operations during that period.

      At the time of this submission, the Company had no bank debt. At December 31, 2004 its short-term liabilities, aside from trade payables and accruals, consisted of certain notes and loans aggregating approximately $233,000 of which approximately $100,000 was owed to the chairman and chief executive officer of the Company in form of a demand note (see "Related Party Transactions"). Accruals include $474,106 unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company's ability to continue operating and growing its business.

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

ITEM 8a: CONTROLS AND PROCEDURES

      (a)   Evaluation of Disclosure Controls and Procedures.

            Our Chief Executive Officer and our Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(c) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of December 31, 2004. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer, have concluded that, as of the end of the period covered by this report, our current disclosure controls and procedures are adequate and effective to ensure that information required to be disclosed in the reports we file under the Exchange Act is recorded, processed, summarized and reported on a timely basis.

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

                                    PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The names of all directors and executive officers of the Company are as follows:

      Name                 Position                           Term(s) of Office
---------------------      ------------------------------     ---------------------------
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

Resumes:

      Steven D. Rudnik, Age 45 - Chairman and Chief Executive Officer, President. Mr. Rudnik personally developed many of the copyrighted software products offered by Magnitude Information Systems. Mr. Rudnik co-founded Rolina Corporation in 1996. Prior to 1996, Mr. Rudnik had executive level positions in software product development and software company operations. In 1983, Mr. Rudnik joined Randall-Helms International, Inc. Over the next 13 years, he conceived and developed four independent families of stock market modeling software products aimed at the worldwide "large cap" institutional investor market. These product families generated over US$ 25 million in sales from more than 400 clients in 23 countries. Mr. Rudnik was Executive Vice President and Partner at Randall-Helms when it was sold in 1995.

      Mark Chroscielewski, Age 47 - Senior Vice President Business Development. Since joining the Company in January 2003 Mark Chroscielewski manages our strategic alliances and develops new marketing strategies to present our products to both the productivity and ergonomic segments of the corporate marketplace. Prior to joining our Company, Mr. Chroscielewski was the principal of a consulting firm, specializing in the development of proprietary data mining software, modeled for corporate customers seeking an enterprise-wide application for their customer relations management programs. This software was utilized by Columbia/HCA, the largest healthcare enterprise in the world, to support its healthcare claims protocol. Mark's experience includes the co-founding, in 1988, of a multi-national software marketing enterprise, CrossZ International. As Chairman and Chief Executive Officer, Mr. Chroscielewski grew this company to 80 plus employees, established international operations, sold product to many fortune 100 companies including American Express, Philip Morris and MCI while raising approximately $37 million in equity capital to fund its business and growth. After participating in its initial public offering in 1997, CrossZ Software was sold to an Italian consortium, Intelitec in 2002, and is now now called CrossZ Solutions SA

      Joerg H. Klaube, Age 63 - Chief Financial Officer, Senior Vice President. Joined Magnitude, Inc. in December 1994. From 1993 to 1994 he was Vice President Administration for Comar Technologies Inc., a computer retail firm, and from 1983 to 1993 Chief Financial Officer for Unitronix Corporation, a publicly traded software design and computer marketing firm. Prior to that, Mr.Klaube was employed for 16 years with Siemens Corp., the US subsidiary of Siemens AG, where he served most recently as Director of Business Administration for its Telecommunications Division. He graduated from the Banking School in Berlin, Germany, and holds an MBA degree from Rutgers University.

      Steven W. Jagels, Age 45 - Senior Vice President Information Systems. Mr. Jagels joined Magnitude in February 1998. Mr. Jagels has 20 years of software development experience in such diverse disciplines as clinical laboratory analysis, stock market modeling, artificial intelligence, and retail business applications. Mr. Jagels also has experience in the software industry, including software management, project development, systems analysis, and training. Prior to his software career, Mr. Jagels had five years experience in biomedical engineering and management.

      Joseph J. Tomasek, Age 58 - Director. Mr. Tomasek was appointed a director in February 2000. He has been engaged in the private practice of corporate and securities law in his own law firm for the last ten years. Mr. Tomasek was appointed to serve as general counsel for the Company in 1999. In addition to his work with the Company, Mr. Tomasek represents several other clients in the area of corporate law.

      Steven L. Gray, Age 56 - Director. Mr. Gray was elected to serve on the Board on May 18, 2000. He is a resident of Venice, Florida. For the past six years, Mr. Gray has served as the President and is a shareholder of a private Florida corporation engaged in the retail distribution of nutritional products. This corporation has a customer base in nine countries. Prior to that time, Mr. Gray ran his own real estate development company, specializing in the design and construction of multi-family housing.

      Ivano Angelastri, Age 42 - Director. Mr. Angelastri was elected to serve on the Board on May 18, 2000. He is a resident of Zurich, Switzerland. Mr. Angelastri has been active in portfolio management services for many years. Since January 24, 2001 he is a director of T&T Vermoegensverwaltungs AG, Zurich, Switzerland, whose main business is asset management and financial consulting services for private and institutional clients. Prior to his current position, Mr. Angelastri served as Managing Director of Megan Services where he performed financial advisory and portfolio management services.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      The Company knows of no person, who at any time during the period from the date at which it filed its annual report on Form 10-KSB for the year ended December 31, 2003 to the present, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a) except that directors Joseph Tomasek and Steven Gray as well as director and officer Steven Rudnik each were late once in the filing of a transactional report.

ITEM 11: EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation and executive capacities for the fiscal years ended December 31, 2004, December 31, 2003, and December 31, 2002, for the chief executive officer and for each executive officer whose aggregate cash remuneration exceeded $100,000, for all executive officers as a group, and for certain other most highly compensated employees:

---------------------------------------------------------------------------------------------------------------------------------
                                                                       Other           Restricted     Securities        All
         Name and                                                      Annual            Stock        Underlying       Other
    Principal Position        Year    Salary ($)    Bonus ($)     Compensation($)      Awards ($)    Options ($)    Compens.($)
    ------------------        ----    ----------    ---------     ---------------      ----------    -----------    -----------
                                         (1)                            (2)               (3)            (4)            (5)
---------------------------------------------------------------------------------------------------------------------------------
Steven D. Rudnik             2004      133,333(6)         -           13,364             36,000             -          3,250
Chief Executive Officer,     2003      133,333(7)         -           15,262             27,000             -          3,250
President                    2002      133,333(8)         -           12,560             42,000             -          3,250
---------------------------------------------------------------------------------------------------------------------------------
Mark Chroscielewski          2004         125,000         -            6,000                  -             -          8,400
Sr. Vice President           2003         125,000         -            6,000                  -             -          8,400
Business Development         2002               -         -                -                  -             -              -
---------------------------------------------------------------------------------------------------------------------------------
Joerg H. Klaube              2004         125,000         -           11,404             36,000             -          1,710
Sr. Vice President,          2003         125,000         -           11,404             67,000             -          1,710
CFO                          2002         125,000         -            9,087             42,000             -          1,710
---------------------------------------------------------------------------------------------------------------------------------
Steven W. Jagels             2004         108,333         -            9,000                  -             -          1,940
Sr. Vice President           2003         108,333         -           11,083                  -             -          1,940
Information Systems          2002         108,333         -            9,000                  -             -              -
---------------------------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------------------------
All executive officers
As a group (4 persons)       2004         491,666         -           39,768             72,000             -         15,300
---------------------------------------------------------------------------------------------------------------------------------

-------------------
(1) The value of other non-cash compensation, except for the items listed under (2), (3), (4) and (5), that was extended to or paid for individuals named above did not exceed 10% of the aggregate cash compensation paid to such individual, or to all executive officers as a group.

(2)   Consists of automobile expenses allowances and vacation pay-out.

(3) During 2004, the Board of Directors approved stock awards of 300,000 restricted shares to Rudnik and of 300,000 restricted shares to Klaube. During 2003, the Board of Directors approved stock awards of 300,000 restricted shares to Rudnik and of 800,000 restricted shares to Klaube. During 2002, the Board of Directors approved stock awards of 300,000 restricted shares each to Rudnik and Klaube. These shares are listed in the table above at the market price for unrestricted stock quoted at the time of the award. The number and value of the aggregate restricted stock holdings at the end of fiscal year 2003 (using market prices of unrestricted stock at the end of the fiscal year) are as follows:
      S.Rudnik: 4,744,445 shares - $616,778; J.Klaube: 1,400,000 shares -
      $182,000. The valuation of stock awards and end-of-year holdings is in conformity with guidelines set forth for SEC Regulation S-B Item 402
      (b)(2)(iv). All such shares are fully vested. The Company does not currently foresee to pay dividends on any of these shares.

(4)   .See table for "Stock Options" below.

(5)   Consists of premiums for health and personal life insurance.

(6) During 2004, the Board of Directors approved the issuance of 16,667 shares of Series E Senior Convertible Stock, since converted into 1,666,667 restricted shares, and warrants for the purchase of 833,333 common shares, exercisable during three years at $0.15/share, in lieu of $100,000 cash salary; the stated salary figure includes such common shares, valued at the nominal $100,000 which they replaced.

(7) During 2003, the Board of Directors approved the issuance of 1,000,000 restricted shares in lieu of $100,000 cash salary; the stated salary figure includes such shares, valued at the nominal $100,000 which they replaced.

(8) During 2002, the Board of Directors approved the issuance of 1,100,000 restricted shares in lieu of $110,000 cash salary; the stated salary figure includes such shares, valued at the nominal $110,000 which they replaced.

Stock Options :

      The following table sets forth stock options granted during 2004 pursuant to the Company's 1997 Stock Option Plan and 2000 Stock Incentive Plan, to executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:

--------------------------------------------------------------------------------
          Number of Common     % of Total Options
          Shares Underlying    Granted to Employees   Exercise        Expiration
Name      Options Granted      and Directors in FY    Price ($/Sh.)   Date
--------------------------------------------------------------------------------

There were no stock options granted to employees and directors under any of the Company's stock option plans during 2004.

      The following table sets forth aggregated stock option and warrant exercises during 2004 by executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:

-----------------------------------------------------------------------------------------
            Shares                          #of Shares Underlying   Value of Unexercised
            Acquired         Value          Unexercised             In-the-Money Options
Name        on Exercise (#)  Realized ($)   Options/Warrants        & Warrants at Y/E ($)
-----------------------------------------------------------------------------------------

There were no stock options or warrants exercised by employee-executives or directors during 2004.

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

Compensation of Directors:

      Outside directors are awarded stock options for 40,000 shares each upon commencement of their office. In addition, the three incumbent outside directors have been granted, in 2004, restricted stock awards for services rendered, as follows: I. Angelastri 300,000 common shares; S. Gray 450,000 common shares, J. Tomasek 800,000 common shares.

      During 2004, one outside director of the Company who also serves as the Company's general and securities counsel, was paid an aggregate $164,184 for legal services. One other outside director was paid $10,400 for services performed.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 8, 2005, the record and beneficial ownership of common stock of the Company by each executive officer and director, all executive officers and directors as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title             Name and Address of               Amount and Nature of              Percent
of Class )*       Beneficial Owner                  Beneficial Ownership (1)          of Class
-----------       ----------------                  ------------------------          --------
Common            Ivano Angelastri                        2,362,500 (2)                 1.76 %
Stock             Mark Chroscielewski                            --                       --
                  Steven L. Gray                          4,626,704 (3)                 3.44 %
                  Steven W. Jagels                          622,083 (4)                 0.46 %
                  Joerg H. Klaube                         1,910,417 (5)                 1.43 %
                  Steven D. Rudnik                        9,725,695 (6)                 7.03 %
                  Joseph J. Tomasek                       2,733,250 (7)                 2.04 %

                  Address of all persons above:  c/o the Company.

                  All Directors and Executive Officers   16,454,899                    15.51 %
                  as a Group (7 persons)

                  Christoph Marti                         9,400,000 (8)                 6.81 %
                  Kuerzestrasse 25, CH-4562 Biberist, Switzerland

)* The Company also has issued and outstanding as of March 8, 2005, 193,190 shares of its Senior Convertible Preferred Stock, with concentrations in excess of 10% for one or more of the holders of such stock, however, none of such shares bear any voting rights.

----------------------------
(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock which such person has the right to acquire within 60 days of March 8, 2005. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.
(2) Includes options to acquire 512,500 shares and warrants for 125,000 shares.
(3) Includes options to acquire 400,275 shares and warrants for 632,333 shares.
(4)   Includes options to acquire 602,083 shares.
(5)   Includes options to acquire 510,417 shares.
(6) Includes options to acquire 4,147,917 shares and warrants for 833,333 shares.
(7) Includes options to acquire 262,500 shares and warrants for 290,250 shares.
(8)   Includes warrants for 4,550,000 shares.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On March 31, 2000, the Company and its President and Chief Executive Officer agreed to convert a current liability payable to him in the amount of $374,890 into a Company obligation, of which $100,000 was subsequently classified as due on demand, which was repaid in April 2002, with the remaining balance of $274,890 maturing July 1, 2002. On February 19, 2002, the maturity of the term portion of $274,890 was extended to July 2003, and the board of directors of the Company approved a change in the conversion option towards a rate of $0.10 per share. In January 2004, $175,000 was repaid and the maturity of the remaining open balance of $99,890 was extended to January, 2005. This amount is currently open and unpaid and payable on demand.

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

      During the third quarter the Company's chief executive officer extended short term loans aggregating $100,000 to the Company. These loans carried interest at the rate of 10% per year and were subject to a loan origination fee of 4%. At December 31, 2004, all such loans had been repaid.

      During 2004, one outside director of the Company who also serves as the Company's general and securities counsel, was paid an aggregate $164,184 for legal services. One other outside director was paid $10,400 for services performed.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      Rosenberg Rich Baker Berman & Company ("Rosenberg") billed us in the aggregate amount of $40,307 and $39,947 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-QSB for the year ended December 31, 2004 and December 31, 2003, respectively.

AUDIT-RELATED FEES

      Rosenberg did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2004 and December 31, 2003.

TAX FEES

      Rosenberg billed us in the aggregate amount of 5,961 and $3,073 for professional services rendered for tax related services for the fiscal years ended December 31, 2004 and December 31, 2003, respectively.

ALL OTHER FEES

      The aggregate fees billed by Rosenberg for services rendered to the Company during the last two fiscal years, other than as reported above, were $0 and $4,775, respectively.

                                     PART IV

ITEM 15: EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The Exhibits that are filed with this report or that are incorporated by reference are set forth in the Exhibit Index attached hereto.

(b)   Reports on Form 8-K

      There were no reports on Form 8-K filed during the fourth quarter 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

      MAGNITUDE INFORMATION SYSTEMS, INC.

      By: /s/ Steven D. Rudnik           Date:    March 29, 2005
          ----------------------
          Steven D. Rudnik
          President and Chief Executive Officer
          (Principal Executive Officer),
          Chairman of the Board

      By: /s/ Joerg H. Klaube            Date:    March 29, 2005
          ---------------------
          Joerg H. Klaube
          Secretary, Chief Financial Officer
          (Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Name                               Date
      ----                               ----

      /s/ Ivano Angelastri               March 29, 2005
      ---------------------
      Ivano Angelastri, Director

      /s/ Steven L. Gray                 March 29, 2005
      -------------------
      Steven L. Gray, Director

      /s/ Joseph J. Tomasek              March 29, 2005
      ----------------------
      Joseph J. Tomasek, Director

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

(23)        Independent Auditors' Consent - attached to Exhibit A.

(31.1) Certification of Steven D. Rudnik, Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2) Certification of Joerg H. Klaube, Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(99.1) Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE

(a) The Company's Quarterly Reports on Form 10-QSB for the periods ended March 31, 2004, June 30, 2004, and September 30, 2004.

(b) All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act since the Company's fiscal year ended December 31, 2003

              Magnitude Information Systems, Inc. and Subsidiaries

                        Consolidated Financial Statements

                                December 31, 2004

              Magnitude Information Systems, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                                December 31, 2004

                                                                           Page

Independent Auditors' Report............................................      1

Financial Statements

     Consolidated Balance Sheet.........................................      2

     Consolidated Statements of Operations..............................      3

     Consolidated Statement of Stockholders Equity (Deficit)............     4-5

     Consolidated Statements of Cash Flows..............................     6-8

     Notes to the Consolidated Financial Statements.....................    9-27

                                 [letterhead of
                      Rosenberg Rich Baker Berman & Company
                   380 Foothill Road, Bridgewater, New Jersey]

                          Independent Auditors' Report

To the Board of Directors and Stockholders of Magnitude Information Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Magnitude Information Systems, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magnitude Information Systems, Inc. and Subsidiaries as of December 31, 2004 and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

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

/s/  Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
March 2, 2005

              Magnitude Information Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2004

              Assets
Current Assets
        Cash                                                                 $     44,144
        Accounts receivable, net of allowance for doubtful accounts of $0          30,630
        Inventory                                                                   6,214
        Miscellaneous receivables                                                  11,322
        Prepaid expenses                                                           88,811
                                                                             ------------
              Total Current Assets                                                181,121
Property and equipment, net of accumulated depreciation of $145,157                 9,997
Software, net of accumulated amortization of $1,041,257                           466,033
Deposits                                                                           21,829
                                                                             ------------
              Total Assets                                                        678,890
                                                                             ============
              Liabilities and Stockholders' Equity (Impairment)
Current Liabilities
        Accounts payable and accrued expenses                                     398,031
        Deferred revenues                                                          49,373
        Deferred rental obligation                                                  1,045
        Dividends payable                                                         474,106
        Loans payable                                                              75,000
        Notes payable                                                              25,000
        Current maturities of long-term debt                                      133,419
        Current maturities of capitalized lease obligations                         2,978
                                                                             ------------
              Total Current Liabilities                                         1,158,952
Capitalized lease obligations, less current portion                                   256
                                                                             ------------
              Total Liabilities                                                 1,159,208
                                                                             ------------

Commitments and Contingencies                                                          --

Stockholders' Equity (Impairment)
        Preferred Stock, $.001 par value, non-voting, 3,000,000
          shares authorized; 193,191 shares issued and outstanding                    193
        Common stock, $.0001 par value, 200,000,000 shares
             authorized; 127,837,612  shares issued and outstanding                12,784
        Additional paid in capital                                             27,499,793
        Accumulated (deficit)                                                 (27,992,998)
                                                                             ------------
              Total Stockholders' Equity (Impairment)                            (480,228)
                                                                             ------------
              Total Liabilities and Stockholders' Equity (Impairment)        $    678,980
                                                                             ============


See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                     Year Ended December 31,
                                                 -----------------------------
                                                     2004             2003
                                                 ------------     ------------

Net Sales
     Software                                    $    121,886     $    162,335
                                                 ------------     ------------
         Total Net Sales                              121,886          162,335
                                                 ------------     ------------

Cost of Goods Sold
     Software                                         155,975          155,947
                                                 ------------     ------------
         Total Cost of Goods Sold                     155,975          155,947

Gross Profit (Loss)                                   (34,089)           6,388

Research and development costs                          5,548           12,892
Stock-based compensation                              695,692          466,399
Selling, general and administrative expenses        1,899,119        1,976,518
                                                 ------------     ------------

Loss From Operations                               (2,634,448)      (2,449,421)
                                                 ------------     ------------

Other Income (Expense)
     Miscellaneous income                                  --            3,745
     Interest income                                      189               --
     Interest expense                                 (43,258)         (94,823)
     Loss on disposition of assets                    (20,703)            (779)
                                                 ------------     ------------

         Total Other Expense                          (63,772)         (91,857)
                                                 ------------     ------------

Loss Before Provision for Income Taxes             (2,698,220)      (2,541,278)

Benefit from Income Taxes                             214,618          203,397
                                                 ------------     ------------

Net Loss                                         $ (2,483,602)    $ (2,337,881)
                                                 ------------     ------------

Dividends on Preferred Shares                    $ (1,803,754)    $   (126,293)
                                                 ------------     ------------
                                                 $ (4,287,356)    $ (2,464,174)
Net Loss Applicable to Common Shareholders
                                                 ============     ============

Net Loss Per Common Share                               (0.04)           (0.04)
                                                 ============     ============

Weighted Average of Common Shares Outstanding      96,968,697       66,962,744
                                                 ============     ============

See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
            Consolidated Statement of Stockholders' Equity (Deficit)
                          Year Ended December 31, 2003

                                                                                         Discount on
                                            Convertible                Cumulative         Preferred
                                         Preferred Shares           Preferred Shares        Stock               Common Stock
                                      ----------------------    -----------------------   -----------    --------------------------
                                        Shares      Amount       Shares        Amount       Amount         Shares         Amount
                                      ---------    ---------    ---------   -----------   -----------    -----------   -----------
      Balances, January 1, 2003         195,968    $     196            1   $        --   $        --     56,395,817   $     5,640
Issuance of convertible
preferred stock pursuant to
private equity placements               130,834          131           --            --      (598,289)            --            --
Issuance of convertible
preferred stock for services
performed and accr. Interest              7,405            7           --            --            --             --            --
Issuance of preferred stock
pursuant to conversion of debt           19,593           20           --            --       (48,663)            --            --
Repurchase of preferred stock            (2,778)          (3)          --            --            --             --            --
Receipt of stock subscription
receivable                                   --           --           --                          --             --            --
Issuance of common stock
pursuant to conversion of debt               --           --           --            --            --        220,000            22
Issuance of common stock
pursuant to exercise of options              --           --           --                          --         81,000             8
Issuance of common stock
pursuant to exercise of warrants             --           --           --            --            --      3,552,752           355
Issuance of common stock
pursuant to private equity
placements                                   --           --           --            --            --      9,122,171           912
Issuance of common stock
granted for private placement
finders' fees                                --           --           --            --            --         30,000             3
Issuance of common stock
pursuant to conversion of
accounts payable                             --           --           --            --            --       5620,533            62
Issuance of common stock for
services performed                           --           --           --            --            --      3,828,035           383
Issuance of common stock for
compensation                                 --           --           --            --            --      1,000,000           100
Issuance of common stock for
stock awards                                 --           --           --            --            --      2,363,500           236
Issuance of common stock for
services performed                           --           --           --            --            --             --            --
Issuance of warrants for
services performed                           --           --           --            --            --             --            --
Net loss, year ended December
  31, 2003                                   --           --           --            --            --             --            --
Dividends on convertible
preferred stock                              --           --           --            --            --             --            --
                                      ---------    ---------    ---------   -----------   -----------    -----------   -----------
Amortization of discount on
  preferred stock                            --           --           --            --        16,056             --            --
                                      ---------    ---------    ---------   -----------   -----------    -----------   -----------


      Balances, December 31, 2003       351,022    $     351            1   $        --   $  (630,896)    77,213,808   $     7,721
                                      =========    =========    =========   ===========   ===========    ===========   ===========

                                                                                    Total
                                       Stock        Adtional                     Stockholders'
                                   Subscriptions     Paid in      Accumulated      Equity
                                     Receivable      Capital        Deficit       (Deficit)
                                    -----------    -----------    ------------   -----------
      Balances, January 1, 2003     $    (3,297)   $20,902,010    $(21,241,467)  $  (336,918)
Issuance of convertible
preferred stock pursuant to
private equity placements                    --      1,357,560             --        759,402
Issuance of convertible
preferred stock for services
performed and accr. Interest                 --         44,225             --         44,232
Issuance of preferred stock
pursuant to conversion of debt               --        166,203             --        117,560
Repurchase of preferred stock                --        (24,997)            --        (25,000)
Receipt of stock subscription
receivable                                3,297             --             --          3,297
Issuance of common stock
pursuant to conversion of debt               --         21,978             --         22,000
Issuance of common stock
pursuant to exercise of options              --          8,092             --          8,100
Issuance of common stock
pursuant to exercise of warrants             --        319,792             --        320,147
Issuance of common stock
pursuant to private equity
placements                                   --        646,480             --        647,392
Issuance of common stock
granted for private placement
finders' fees                                --             (3)            --             --
Issuance of common stock
pursuant to conversion of
accounts payable                             --         41,055             --         41,117
Issuance of common stock for
services performed                           --        158,873             --        159,256
Issuance of common stock for
compensation                                 --         99,900             --        100,000
Issuance of common stock for
stock awards                                 --        105,554             --        105,790
Issuance of common stock for
services performed                           --         48,543             --         48,543
Issuance of warrants for
services performed                           --         55,349             --         55,349
Net loss, year ended December
  31, 2003                                   --             --     (2,337,881)    (2,337,881)
Dividends on convertible
preferred stock                              --             --       (110,237)      (110,237)
                                    -----------    -----------    -----------    -----------
Amortization of discount on
  preferred stock                            --             --        (16,056)            --
                                    -----------    -----------    -----------    -----------
      Balances, December 31, 2003   $        --    $23,950,614    $(23,705,641)  $  (377,851)
                                    ===========    ===========    ===========    ===========

See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
            Consolidated Statement of Stockholders' Equity (Deficit)
                          Year Ended December 31, 2004

                                                                                           Discount on
                                            Convertible                 Cumulative          Preferred
                                         Preferred Shares            Preferred Shares         Stock             Common Stock
                                    -------------------------    -----------------------   -----------    -------------------------
                                       Shares         Amount       Shares       Amount        Amount        Shares        Amount
                                    -----------    ----------    ---------   -----------   -----------    -----------   -----------
      Balances, January 1, 2004         351,022    $      351            1   $        --   $  (630,896)    77,213,808   $     7,721
Issuance of convertible
preferred stock pursuant to
private equity placements               156,993           157           --            --      (999,330)            --            --
Issuance of convertible
preferred stock for services
performed                                 1,900             2           --            --            --             --            --
Issuance of convertible
preferred stock  for
compensation                             16,667            17           --            --            --             --            --
Conversion of convertible
preferred stock into common
stock                                  (333,392)         (334)          --            --            --     33,349,202         3,334
Issuance of common stock for
accrued bonus                                --            --           --            --            --        196,680            20
Issuance of common stock for
stock awards                                 --            --           --            --            --      2,000,000           200
Issuance of common stock
pursuant to exercise of options              --            --           --                          --        250,000            25
Issuance of common stock for
rent                                         --            --           --            --            --        200,000            20
Issuance of common stock
pursuant to private equity
placements                                   --            --           --            --            --     12,215,000         1,222
Issuance of common stock
granted for private placement
finders' fees                                --            --           --            --            --        673,333            67
Issuance of common stock for
services performed                           --            --           --            --            --      1,680,000           169
Issuance of common stock for
accrued interest                             --            --           --            --            --         59,589             6
Issuance of options for
services performed                           --            --           --            --            --             --            --
Private placement finders fees               --            --           --            --            --             --            --
Net loss, year ended
December 31, 2004                            --            --           --            --            --             --            --
Dividends on convertible
preferred stock                              --            --           --            --            --             --            --
Amortization of discount on
preferred stock                              --            --           --            --     1,630,226             --            --
                                    -----------    ----------    ---------   -----------   -----------    -----------   -----------
      Balances, December 31, 2004       193,190    $      193            1   $        --   $        --    127,837,612   $    12,784
                                    ===========    ==========    =========   ===========   ===========    ===========   ===========

                                    Additional                       Total
                                      Paid in      Accumulated  Stockholders' Equity
                                      Capital        Deficit       (Deficit)
                                    -----------    -----------    -----------
      Balances, January 1, 2004     $23,950,614    $(23,705,641)  $  (377,851)
Issuance of convertible
preferred stock pursuant to
private equity placements             1,935,133             --        935,960
Issuance of convertible
preferred stock for services
performed                                28,098             --         28,100
Issuance of convertible
preferred stock  for
compensation                             99,983             --        100,000
Conversion of convertible
preferred stock into common
stock                                    (3,000)            --             --
Issuance of common stock for
accrued bonus                            19,648             --         19,668
Issuance of common stock for
stock awards                            224,800             --        225,000
Issuance of common stock
pursuant to exercise of options           2,475             --          2,500
Issuance of common stock for
rent                                     23,980             --         24,000
Issuance of common stock
pursuant to private equity
placements                            1,176,828             --      1,178,050
Issuance of common stock
granted for private placement
finders' fees                               (67)            --             --
Issuance of common stock for
services performed                      139,281             --        139,450
Issuance of common stock for
accrued interest                          3,966             --          3,972
Issuance of options for
services performed                       30,150             --         30,150
Private placement finders fees         (132,096)            --       (132,096)
Net loss, year ended
December 31, 2004                            --     (2,483,602)    (2,483,602)
Dividends on convertible
preferred stock                              --       (173,529)      (173,529)
Amortization of discount on
preferred stock                              --     (1,630,226)            --
                                    -----------    -----------    -----------
      Balances, December 31, 2004   $27,499,793    $(27,992,998)  $  (480,228)
                                    ===========    ===========    ===========


See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                           Year Ended December 31,
                                                                       ----------------------------
                                                                           2004            2003
                                                                       ------------    ------------

Cash Flows From Operating Activities
    Net Loss                                                           $ (2,483,602)   $ (2,337,881)

    Adjustments to Reconcile Net Loss to Net Cash Used by Operations
      Depreciation and amortization                                         166,144         178,447
      Stock/options issued for various expenses                             541,172         466,399
      Loss on disposition of assets                                          20,703             779
      Bad debt provision                                                       (212)         30,905
      Forgiveness of debt                                                        --           3,745

    Decreases (Increases) in Assets
        Accounts receivable                                                   5,422         (20,952)
        Miscellaneous receivable                                             (9,522)          1,929
        Inventories                                                              --              30
        Prepaid expenses                                                     25,629          (3,052)
        Other assets                                                          1,954              --

    Increases (Decreases) in Liabilities

      Accounts payable and accrued expenses                                  17,499        (147,402)

      Deferred revenue                                                       32,732           1,396

      Deferred rental obligation                                             (3,811)         (1,339)

      Deposits payable                                                           --         (14,075)
                                                                       ------------    ------------

        Net Cash Used by Operating Activities                            (1,685,892)     (1,841,071)
                                                                       ------------    ------------

Cash Flows From Investing Activities

    Purchases of equipment, fixtures, and software                           (5,209)         (3,695)
                                                                       ------------    ------------

        Net Cash Used by Investing Activities                                (5,209)         (3,695)
                                                                       ------------    ------------

Cash Flows From Financing Activities
    Dividends paid                                                          (58,991)             --
    Repayment of capital lease obligations                                   (2,805)         (2,981)
    Proceeds from loans payable                                                  --         183,323
    Repayment of loans payable                                             (282,851)        (44,793)

    Proceeds from officer loans                                                  --          83,881
    Proceeds from issuance of common and preferred stock                  1,981,914       1,713,338
                                                                       ------------    ------------

        Net Cash Provided by Financing Activities                         1,637,267       1,932,768
                                                                       ------------    ------------

Net Increase (Decrease) in Cash                                             (53,834)         88,002

Cash at beginning of period                                                  97,978           9,976
                                                                       ------------    ------------
Cash at end of period                                                  $     44,144    $     97,978
                                                                       ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Interest Paid                                                      $     36,604    $     36,564
                                                                       ============    ============

    Taxes Paid                                                         $      1,800    $      2,800
                                                                       ============    ============


See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                          Year Ended December 31, 2004

Schedule of non-cash investing and financing activities

In connection with consideration for current consulting services, stock options for
250,000 common shares were issued                                                         $     30,150
                                                                                          ============
In exchange for accrued interest, 59,589 common shares were issued                        $      3,972
                                                                                          ============
In connection with the retirement of accrued bonuses, 196,680 common shares were issued   $     19,668
                                                                                          ============
In connection with consideration for current services, 4,363,333 common shares were
issued                                                                                    $    364,450
                                                                                          ============
In exchange for rent, 200,000 common shares were issued                                   $     24,000
                                                                                          ============
In connection with consideration of current year expenses, 250,000 common shares were
issued in conjunction with an option exercise                                             $      2,500
                                                                                          ============
In connection with consideration for current compensation, 16,667 convertible
preferred shares with attached warrants were issued                                       $    100,000
                                                                                          ============
In connection with consideration for current consulting services, 1,900 convertible
preferred shares with attached warrants were issued                                       $     28,100
                                                                                          ============


               See notes to the consolidated financial statements

              Magnitude Information Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                          Year Ended December 31, 2003

Schedule of non-cash investing and financing activities

In connection with consideration for consulting services, stock options for 1,935,000
common shares were issued                                                                $     48,543
                                                                                         ============
In connection with consideration for consulting and professional services, stock
warrants for 1,570,250 common shares were issued                                         $     55,349
                                                                                         ============
In connection with the retirement of a short-term loan, 220,000 common shares were
issued                                                                                   $     22,000
                                                                                         ============
In connection with the retirement of accounts payable 30,235 common shares were issued   $      2,116
                                                                                         ============
In connection with consideration for current services, 7,781,833 common shares were
issued                                                                                   $    404,047
                                                                                         ============
In connection with consideration for current services and accrued interest, 7,405
preferred shares were issued                                                             $     44,232
                                                                                         ============
In connection with the retirement of short-term loans, 19,593 preferred shares were
issued                                                                                   $    117,560
                                                                                         ============
In connection with the purchase of equipment, a capitalized lease obligation resulted    $      8,509
                                                                                         ============


See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Nature of Organization

            Magnitude Information Systems, Inc. (the "Company") was incorporated as a Delaware corporation on April 19, 1988 under the name Fortunistics, Inc. On November 18, 1998, the Company changed its name to Magnitude Information Systems, Inc.

            The Company and Magnitude, Inc. are two separate legal entities whereby Magnitude, Inc. operates as a subsidiary of the Company. However, the operations of the combined entity are currently comprised solely of the operations of Magnitude, Inc. The 1% of Magnitude, Inc. not owned by the Company constitutes a minority interest which is valued at $0.

            The Company's primary product is an integrated suite of proprietary software modules marketed under the name ErgoEnterpriseTM which are designed to help individual computer users and businesses increase productivity and reduce the risk of potentially preventable repetitive stress injury (RSI). These software modules can be applied individually or together in a comprehensive ergonomic and early intervention program that seeks to modify a user's behavior by monitoring computer usage patterns over time and warning the user when to break a dangerous trend in repetitive usage of an input device, such as a keyboard or mouse. The product was developed to train people working on computers, monitor computer-use related activities and evaluate a user's risk exposure and propensity towards injury or loss of effectiveness in connection with his/her day-to-day work. Moreover, the software enables a company to not only address the issue of health risks involving employees and to minimize resulting potential liabilities, but delivers a powerful tool to increase overall productivity.

      Principles of Consolidation

            The consolidated financial statements include the accounts of Magnitude Information Systems, Inc. and its subsidiary, Magnitude, Inc. All significant inter-company balances and transactions have been eliminated.

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

      Advertising Costs

            Advertising costs are charged to operations when incurred. Advertising expense was $491 and $31,546 for the years ended December 31, 2004 and 2003, respectively.

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

     Income Taxes

            The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company's income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the year ended December 31, 2004.

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

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements


SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

      Revenue Recognition

            The Company's revenue recognition policy for software sales is in accordance with Accounting Statement of Position (SOP) 97-2 "Software Revenue Recognition" and SOP 98-9 "Software Revenue recognition" which modifies SOP 97-2. Revenue is recognized at the time of licensing provided that the resulting receivable is deemed probable of collection and is fixed or determinable. Revenue from software maintenance contracts is recognized ratably as earned. When a sales contract includes multiple elements, revenues are allocated to the various elements based on Company-specific objective evidence of fair value, regardless of any separate prices for each element that may be stated within the contract.

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

GOING CONCERN

      As shown in the accompanying financial statements, the Company incurred net losses of $2,483,602 and $2,337,881 during the years ended December 31, 2004 and 2003, respectively, and has a significant working capital deficiency. The ability of the Company to continue as a going concern is dependent on increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's plans are to continue discussions with several potential investors to obtain additional capital in order to alleviate the situation.

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

PROPERTY AND EQUIPMENT
      Property and equipment consist of the following at December 31, 2004:
         Equipment                                         $     82,924
         Furniture and fixtures                                  72,230
                                                           ------------
                                                                155,154

         Less accumulated depreciation                          145,157
                                                           ------------
                                                           $      9,997
                                                           ============

Depreciation expense charged to operations was $10,225 and $22,529 in 2004 and 2003, respectively.

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements


ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following at December 31, 2004:

      Accounts payable                                        $     79,293
      Accrued interest                                              56,080
      Accrued consulting fees                                      168,292
      Accrued commissions                                           17,537
      Accrued professional fees                                     57,114
      Accrued taxes                                                  6,862
      Accrued payroll                                                6,596
      Miscellaneous accruals                                         6,257
                                                              ------------

                                                              $    398,031
                                                              ============

LOANS PAYABLE

      The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at December 31, 2004:

      On December 4, 1996, Magnitude, Inc. repurchased
      500,000 shares of its common stock and retired same
      against issuance of a promissory note maturing twelve
      months thereafter accruing interest at 5% per annum
      and due December 4, 1998. This note is overdue at
      December 31, 2004 and no demand for payment has been
      made                                                          $     75,000
                                                                    ------------
             Total                                                  $     75,000
                                                                    ============

NOTES PAYABLE

      At December 31, 1999 the Company had $1,475,000 of
      notes outstanding related to a June 1995 private
      placement offering. During 2000 the holders of
      $1,450,000 worth of notes agreed to accept partial
      repayment of approximately 30% of the note balances
      and converted the remaining balances into common
      shares orconvertible preferred shares. The total
      amount of non-converted notes outstanding at December
      31, 2004 is $25,000. Attempts to locate the holder of
      this note, to settle this liability, have been
      unsuccessful                                                  $     25,000
                                                                    ------------
             Total                                                  $     25,000
                                                                    ============

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

LONG-TERM DEBT

      Long-term debt as of December 31, 2004 is comprised of the following:

      Pursuant to the February 2, 1998, Agreement and Plan
      of Merger with Rolina Corporation, the Company had
      issued 155,556 shares (the "Shares") of its common
      stock to the principal of Rolina Corporation who
      currently serves as the Company's Chief Executive
      Officer and Board Chairman, and had issued a Put
      Option for such Shares at a price of $2.41 per share
      in accordance with the provisions contained therein,
      with notice for exercise eligible to be given at any
      time after February 1, 2000, and before 5:00 p.m. on
      the 90th day thereafter. This liability was converted
      into a Company obligation for $274,890 maturing March
      31, 2002 and a demand loan for $100,000 both carrying
      interest at the rate of 7% per year, subsequently
      increased to 10%, payable monthly. The demand portion
      of this note was repaid in April 2002 and the due date
      for $274,890 of the remaining balance was extended to
      July 1, 2003. Subsequently, the maturity of the unpaid
      balance was changed to a portion of $174,890 payable
      on demand, and a portion of $100,000 due and payable
      on January 2, 2005. During the first quarter of 2004,
      $175,000 was repaid and the maturity of the unpaid
      balance was changed to January 1, 2005, and is
      currently due upon demand. The obligation includes an
      option to the holder for conversion of the outstanding
      principal into shares of the Company's common stock at
      the rate of $0.06 per common share equivalent                 $     99,890

      Discounted present value of a non-interest bearing
      $70,000 settlement with a former investor of
      Magnitude, Inc. to be paid in 24 equal monthly
      payments commencing July 1, 1997. The imputed interest
      rate used to discount the note is 8% per annum. This
      obligation is in default                                            33,529
                                                                    ------------
             Total                                                       133,419
                  Less current maturities                                133,419
                                                                    ------------
                  Long-term debt, net of current maturities         $         --
                                                                    ============

CAPITALIZED LEASE OBLIGATIONS

      The Company leases office equipment under a non-cancelable capital lease agreement expiring in January 2006. The capital lease obligation has been recorded at the present value of future minimum lease payments, discounted at an interest rate of 6.00%. The capitalized cost of equipment at December 31, 2004 amounted to $2,442 net of accumulated depreciation of $6,067.

      The following is a schedule of minimum lease payments due under capital leases at December 31, 2004:

         Year Ending December 31, 2004

      Total minimum capital lease payments                            $    3,349
      Less amounts representing interest                                     115
                                                                      ----------
      Present value of net minimum capital lease payments                  3,234
      Less current maturities of capital lease obligations                 2,978
                                                                      ----------
      Obligations under capital leases, excluding current maturities  $      256
                                                                      ==========

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

DEFERRED REVENUES

      Deferred revenues at December 31, 2004, amounted to $49,373 related to prepaid software maintenance and support charges which are amortized ratably over the duration of the underlying maintenance agreements.

PREFERRED STOCK

      Preferred stock is non-voting, $.001 par value per share with 3,000,000 shares authorized. Cumulative Preferred Stock has 2,500 shares designated of which 1 share is issued and outstanding. The total Cumulative Preferred Stock at December 31, 2004 is $0 with a liquidation price of $100,000. As of December 31, 2004, there was $9,000 of cumulative preferred dividends in arrears representing $9,000 per cumulative preferred share.

      Series A of the Senior Convertible Preferred Stock series which was issued in 2000 has 300,000 shares designated, 29,300 shares issued and outstanding. The total outstanding Series A Senior Convertible Preferred Stock at December 31, 2004 is $29 with a liquidation price of $146,500. The following is a description of the Series A convertible preferred stock:

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

            As of December 31, 2004 there were $42,729 Series A Senior Convertible Preferred share dividends accrued and unpaid representing $1.46 per share.

      Series B of the Senior Convertible Preferred Stock series which was issued in 2000 has 350,000 shares designated, no shares issued and outstanding. The total outstanding Series B Senior Convertible Preferred Stock at December 31, 2004 is $0. The following is a description of the Series B Senior Convertible Stock:

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

            As of December 31, 2004 there were no Series B Senior Convertible Preferred share dividends accrued and unpaid.

      Series C of the Senior Convertible Preferred Stock series which was issued in 2000 has 120,000 shares designated, 100,000 shares issued and outstanding. The total outstanding Series C Senior Convertible Preferred Stock at December 31, 2004 is $100 with a liquidation price of $900,000. The following is a description of the Series C Senior Convertible Stock:

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

            As of December 31, 2004 there were $252,000 Series C Senior Convertible Preferred share dividends accrued and unpaid representing $2.52 per share.

      Series D of the Senior Convertible Preferred Stock series which was issued in 2000 has 500,000 shares designated, 63,890 shares issued and outstanding. The total outstanding Series D Senior Convertible Preferred Stock at December 31, 2004 is $64 with a liquidation price of $575,010. The following is a description of the Series D Senior Convertible Stock:

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

            As of December 31, 2004 there were $169,357 Series D Senior Convertible Preferred share dividends accrued and unpaid representing $2.65 per share.

      Series E of the Senior Convertible Preferred Stock series which was issued in 2004 has 500,000 shares designated, 0 shares issued and outstanding. The total outstanding Series E Senior Convertible Preferred Stock at December 31, 2004 is $0 with a liquidation price of $0. The following is a description of the Series E convertible preferred stock:

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

            As of December 31, 2004 there were $1,020 Series E Senior Convertible Preferred share dividends accrued.

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements


PREFERRED STOCK - (Continued)

      At the time each Convertible Preferred Stock Series was issued, the respective conversion features were in excess of the then market value of the Company's common stock.

INCOME TAXES

      The income tax provision (benefit) is comprised of the following:

                                              Year Ended December 31,
                                           ----------------------------
                                               2004            2003
                                           ------------    ------------
      State current provision (benefit)    $   (214,618)   $   (203,397)
      State deferred provision (benefit)             --              --
                                           ------------    ------------
                                           $   (214,618)   $   (203,397)
                                           ============    ============

      In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits) to corporate taxpayers in New Jersey. During 2004 and 2003, the Company entered into an agreement under which it retained a third party broker to identify a buyer for its NOL Carryover. The total tax benefit of this transaction was $216,418 in 2004 and $209,084 in 2003.

      The Company's total deferred tax asset and valuation allowance are as follows:

                                                     December 31,
                                             ----------------------------
                                                 2004            2003
                                             ------------    ------------
      Total deferred tax asset, noncurrent   $  7,882,000    $  7,274,000
      Less valuation allowance                 (7,882,000)     (7,274,000)
                                             ------------    ------------
      Net deferred tax asset, noncurrent     $         --    $         --
                                             ============    ============

       The differences between income tax benefits in the financial statements and the tax benefit computed at the combined state and U.S. Federal statutory rate of 40% are as follows:
                                                Year Ended December 31,
                                            -----------------------------
                                                2004             2003
                                            ------------     ------------
      Tax benefit                                    40%              40%
      Valuation allowance                            40%              40%
                                            ------------     ------------
      Effective tax rate                              --               --
                                            ============     ============

      At December 31, 2004, the Company has available approximately $24,377,000 of net operating losses to carryforward and which may be used to reduce future federal taxable income and expire between December 31, 2007 and 2024.

      At December 31, 2004, the Company has available approximately $3,616,000 of net operating losses to carryforward and which may be used to reduce future state taxable income which expire December 31, 2011.

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

401(k) PLAN

      The Company adopted the qualified Magnitude, Inc. sponsored 401(k) plan covering substantially all full time employees under which eligible employees may elect to contribute, within statutory limits, a percentage of their annual compensation. The Company matches up to 50% of the employee's contribution of which the match may not exceed 3% of the employee's total compensation for the plan year. Contributions to the plan were $14,389 and $16,175 for the years ended December 31, 2004 and 2003, respectively.

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

              Magnitude Information Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

STOCK OPTION PLANS - (Continued)

                                                                              Qualified and Non-Qualified
                                                                            Shares Under Option Pursuant to
                                                                                     the 1997 Plan
                                                                                      December 31,
                                                                             ----------------------------
                                                                                     2004            2003
                                                                             ------------    ------------
      Outstanding, beginning of year                                              607,000         607,000
      Granted during the year                                                          --              --
      Expired during the year                                                    (170,000)             --
       Forfeited during the year                                                       --              --
                                                                             ------------    ------------
      Outstanding, end of year (at prices ranging from $1.00 to $1.78             437,000         607,000
          per share)
                                                                             ------------    ------------
       Eligible, end of year for exercise (at prices ranging from $1.00 to
          $1.78 per share)                                                        437,000         607,000
                                                                             ============    ============

      At December 31, 2004 and 2003, the weighted average exercise price and weighted average remaining contractual life is $1.01 and $1.06 per share and 1 year 4 months and 1 year 11 months, respectively.

      At December 31, 2004, there were 563,000 shares reserved for future option grants.

                                                                                    Qualified and Non-Qualified
                                                                                  Shares Under Option Pursuant to
                                                                                           the 2000 Plan
                                                                                            December 31,
                                                                                   ----------------------------
                                                                                           2004            2003
                                                                                   ------------    ------------
      Outstanding, beginning of year                                                  2,818,942       3,053,942
      Granted during the year                                                                --           5,000
      Exercised during the year                                                              --         (50,000)
      Forfeited during the year                                                              --              --
      Expired during the year                                                          (115,500)       (190,000)
                                                                                   ------------    ------------
      Outstanding, end of year (at prices ranging from $0.10 to $1.00)                2,703,442       2,818,942
                                                                                   ------------    ------------
      Eligible, end of year for exercise (at prices ranging from $0.10 to $1.00)      2,703,442       2,818,942
                                                                                   ============    ============

      At December 31, 2004 and 2003 the weighted average exercise price and weighted average remaining contractual life is $0.61 and $0.60 per share and 1 year 5 months and 2 years 4 months, respectively.

      At December 31, 2004, there were 2,296,558 shares reserved for future option grants.

      If the Company had used the fair value based method of accounting for its employee stock option plan, as prescribed by Statement of Financial Accounting Standards No. 123, compensation cost in net loss for the years ended December 31, 2004 and 2003 would have increased by $0 and $0, respectively, resulting in net loss of $2,483,602 and $2,337,881 net of tax, respectively, and loss per share of $0.04 and $0.04, respectively. The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend, 0%; risk-free interest rate, 5%; expected volatility, 115%; and expected life (in years) of 4.4.

              Magnitude Information Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

STOCK OPTION PLANS - (Continued)

      The Company also issues options outside of the Stock Incentive Plans which are comprised as follows:

                                                                                  December 31,
                                                                         -----------------------------
                                                                             2004            2003
                                                                         ------------    ------------
      Outstanding, beginning of year                                        9,054,866       7,174,866
      Granted during the year                                                 250,000       2,180,000
      Exercised during the year                                              (250,000)             --
      Forfeited during the year                                                    --        (250,000)
      Expired during the year                                                (485,000)        (50,000)
                                                                         ------------    ------------
      Outstanding, end of year (at prices ranging from $0.07 to $1.00)      8,569,866       9,054,866
                                                                         ------------    ------------

      Eligible, end of year (at prices ranging from $0.07 to $1.00)         8,569,866       9,054,866
                                                                         ============    ============

      At December 31, 2004 and 2003 the weighted average exercise price and weighted average remaining contractual life is $0.32 and $0.34 per share, and 3 years 9 months and 4 years 7 months, respectively.

WARRANTS

      The Company granted common stock purchase warrants between May 1, 1998 and December 31, 2004 which are comprised as follows:.

                                                                                 December 31,
                                                                        ----------------------------
                                                                            2004            2003
                                                                        ------------    ------------
      Outstanding, beginning of year                                      11,973,018       7,398,164
      Granted during the year                                             20,433,000       9,241,599
      Exercised during the year                                                   --      (3,552,752)
      Forfeited during the year                                                   --         (27,780)
      Expired during the year                                             (1,717,419)     (1,086,213)
                                                                        ------------    ------------
      Outstanding, end of year (at prices ranging from $.15 to $1.00)     30,688,599      11,973,018
                                                                        ============    ============
      Callable, end of year (at $2.00)                                            --         100,000
                                                                        ============    ============

      At December 31, 2004 and 2003, the weighted average exercise price and weighted average remaining contractual life is $0.18 and $0.32 per share and 2 years 2 months and 2 years 8 mpnths, respectively.

COMMITMENTS AND CONTINGENCIES

      Lease Agreement

            On March 15, 2000, the Company entered into a lease agreement for office space which is utilized for the Company's principal offices. Such lease commenced April 15, 2000 and expires on March 31, 2005 and requires monthly payments of $6,500 from April 15, 2000 through March 31, 2002; of $6,695 thereafter through March 31, 2003; of $6,896 thereafter through March 31, 2004; and of $7,103 thereafter through March 31, 2005. In August 2002 the Company subleased additional office space at this location commencing September 1, 2002 and expiring December 31, 2003. The sublease requires monthly payments of $1,955 throughout the sublease term. Consequently, this space has been leased directly from the landlord on a month-to-month basis at the same monthly rental rate. The Company has subsequently negotiated a lease renewal which extends the term of the lease to March 31, 2007 at a monthly rental of $10,000.

              Magnitude Information Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


COMMITMENTS AND CONTINGENCIES (continued)

      Under the lease agreement, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:

            Year Ending December 31,

                     2005                   $ 101,309
                     2006                     120,000
                     2007                   $  30,000
                                            ---------
            Total minimum payments          $ 251,309
                                            =========

      Included in general and administrative expenses is rent expense which amounted to $116,734 and $110,784 for the years ended December 31, 2004 and 2003, respectively.

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

              Magnitude Information Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

RELATED PARTY TRANSACTIONS (continued)

      During the first quarter of 2004, an outside director of the Company was awarded a stock grant for 150,000 restricted common shares, for services rendered. The same director exercised an option for 250,000 restricted common shares at the price of $0.01 per share which option was acquired by him in a private transaction with an unrelated party.

      During the third quarter of 2004, five directors and officers of the Company received a total 1,500,000 restricted common shares as remuneration for services as members of the board of directors. One outside director who also serves as the legal and securities counsel of the Company received 500,000 restricted common shares as compensation for his commitment and agreement to continue to invoice the Company for legal services at a reduced rate, in connection with legal services rendered during fiscal year 2004.

      During the third quarter of 2004 the Company's chief executive officer extended short term loans aggregating $100,000 to the Company. These loans carried interest at the rate of 10% per year and were subject to a loan origination fee of 4%. At December 31, 2004, all such loans have been repaid.

      During 2004 and 2003, one outside director of the Company who also serves as the Company's general and securities counsel, was paid an aggregate $164,184 and 132,000, respectively, for legal services. One other outside director was paid $14,900 for services performed during 2003, and $10,400 during 2004.

CAPITALIZATION

      During the second quarter of 2004, a majority of our shareholders of record at the close of business on May 14, 2004, voted to amend the Company's Certificate of Incorporation to increase our authorized common shares from 100 million shares to 200 million shares.

MAJOR CUSTOMERS

      The Company had two major customers for the year ended December 31, 2004, which comprised 31% and 19%, respectively, of total sales, and one major customer for the year ended December 31, 2003 which comprised 25% of total sales.

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

      In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

      In May 2003, the FASB issued SFAS Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities, if applicable. It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of the Statement and still existing at the beginning of the interim period of adoption. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

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

      In 2004, the FASB issued SFAS Statement No. 151, "Inventory Costs, an Amendment of ARB No. 43, Chapter 4". This Statement amends the guidance in ARB No. 43, Chapter 4 "Inventory Pricing" to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage). This Statement requires that these items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal". In addition, this Statement requires the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement shall be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after the date this Statement is issued. The provisions of this Statement shall be applied prospectively. The adoption of this Statement is not expected to have a significant impact on the Company's results of operations or financial position.

SUBSEQUENT EVENTS

      During the first quarter of 2005, equity financing transactions have generated approximately $645,000 of cash in the aggregate from the issuance of 7,000,000 common shares accompanied by warrants for the same number of shares, exercisable during three years at the price of $0.15 per share.