Form 10QSB
period 2005-03-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2005-05-16
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For Quarter Ended March 31, 2005

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

                         Commission file number 33-20432

                       MAGNITUDE INFORMATION SYSTEMS, INC.
             (Exact Name of Registrant as Specified in its Charter)

                         Delaware                      75-2228828
              ------------------------------------------------------
              (State or other Jurisdiction of        (IRS Employer
              Incorporation or Organization)      Identification No.)

                  401 State Route 24, Chester, New Jersey 07930
              ------------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (908) 879-2722
               (Registrant's telephone number including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x No _____

         The number of shares of Registrant's Common Stock, $0.0001 par value, outstanding as of April 30, 2005, was 137,937,612 shares.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES




                                      INDEX


                                                                          Page
                                                                         Number

PART  1  -  FINANCIAL INFORMATION

Item 1     Financial Statements (unaudited)

           Consolidated Balance Sheet
            - March 31, 2005                                                3

           Consolidated Statements of Operations
            - Three months ended March 31, 2005 and 2004                    4

           Consolidated Statements of Cash Flows
            - Three months ended March 31, 2005 and 2004                    5

           Notes to Consolidated Financial Statements                     6 - 11


Item 2     Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        12

Item 3     Controls and Procedures                                          13


PART II  -  OTHER INFORMATION                                            14 - 15


SIGNATURES                                                                  16

PART I  - Item 1   Financial Statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2005
                                   (Unaudited)

Assets
      Current Assets
        Cash ....................................................................   $    242,334
        Accounts receivable, net of allowance for
           doubtful accounts of $0 ..............................................          9,404
        Inventories .............................................................          6,214
        Prepaid expenses ........................................................        102,783
        Miscellaneous receivables ...............................................          5,052
                                                                                    ------------
             Total Current Assets ...............................................        365,787
      Property and equipment, net of accumulated
      depreciation of $147,899 ..................................................          9,416
      Software, net of accumulated amortization of $1,077,642 ...................        429,648
      Deposits ..................................................................         21,829
                                                                                    ------------
           Total Assets .........................................................        826,680
                                                                                    ============
Liabilities and Stockholders' Equity (Deficit)

      Current Liabilities
        Accounts payable and accrued expenses ...................................        295,397
        Deferred revenue ........................................................         38,944
        Deferred rental obligation ..............................................          1,045
        Dividends payable .......................................................        501,466
        Loans and notes payable .................................................        100,000
        Current maturities of long-term debt ....................................        133,419
        Current maturities of capitalized lease obligations .....................          2,978
                                                                                    ------------
             Total Current Liabilities ..........................................      1,073,249
      Capitalized lease obligations, less current portion .......................            256
                                                                                    ------------
           Total Liabilities ....................................................      1,073,505

Stockholders' Equity (Deficit)
      Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
      2,500 shares have been designated Cumulative Preferred Stock,
      of which 1 share is issued and outstanding ................................              0
      300,000 shares have been designated Series A Convertible Preferred Stock,
      350,000 shares have been designated Series B Convertible Preferred Stock,
      120,000 shares have been designated Series C Convertible Preferred Stock,
      500,000 shares have been designated Series D Convertible Preferred Stock,
      500,000 shares have been designated Series E Convertible Preferred Stock,
      of which a combined total 193,190 shares are issued and outstanding .......            193
      Common Stock, $0.0001 par value, 200,000,000 shares authorized,
      issued and outstanding 136,687,612 shares .................................         13,669
      Additional paid-in capital ................................................     28,351,708
      Accumulated deficit .......................................................    (28,612,395)
                                                                                    ------------
           Total Stockholders' Equity (Deficit) .................................       (246,825)

           Total Liabilities and Equity (Deficit) ...............................   $    826,680
                                                                                    ============

The accompanying notes are an integral part of the consolidated financial statements.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                               Three Months Ended
                                                                    March 31,
                                                              2005             2004
                                                          -------------    ------------
Total Revenues ........................................   $      19,264    $     44,580

      Cost of Goods Sold ..............................          36,367          38,955
                                                          -------------    ------------

Gross Profit (Loss) ...................................         (17,103)          5,625

      Selling expenses ................................          96,219         118,237
      Stock-based compensation ........................          66,123         150,055
      General and administrative expenses .............         425,301         434,050
                                                          -------------    ------------

Loss From Operations ..................................        (604,746)       (696,717)

Other Income (Exopense)
      Miscellaneous income ............................          17,537            --
      Interest income .................................               2             160
      Interest expense, net ...........................          (3,182)         (5,956)
                                                          -------------    ------------
         Total Other Income (Expense) .................          14,357          (5,796)
                                                          -------------    ------------

Loss Before Provision for Income Taxes ................        (590,389)       (702,513)

      Provision for Income Taxes ......................            (630)           --
Net Loss ..............................................   $    (591,019)   $   (702,513)
                                                          =============    ============


Dividends on Preferred Stock ..........................         (28,379)        (57,380)
Discount on Convertible Preferred Stock ...............            --          (716,436)

Net Loss Applicable to Common Shareholders ............   $    (619,398)   $ (1,476,329)
                                                          =============    ============
Net Loss per Common Share .............................   $       (0.00)   $      (0.02)
                                                          =============    ============
Weighted Average Number of
      Common Shares Outstanding .......................     132,657,612      78,136,586
                                                          =============    ============


The accompanying notes are an integral part of the consolidated financial statements.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Three Months Ended
                                                         March 31,
                                                     2005         2004
                                                  ---------    ---------
Cash Flows from Operating Activities
      Net Loss ................................   $(591,019)   $(702,513)
      Adjustments to Net Loss
         Depreciation and amortization ........      39,126       41,453
         Securities issued for various expenses     182,800      276,350
      Decreases (Increases) in Assets
         Accounts receivable ..................      21,227       14,827
         Miscellaneous receivables ............       6,270         --
         Prepaid expenses .....................     (13,973)    (166,180)
         Other assets .........................        --          5,693
      Increases (decreases) in Liabilities
         Deferred revenues ....................     (10,429)      50,041
         Accounts payable and accrued expenses     (102,632)    (111,894)
                                                  ---------    ---------
Net Cash Used by Operating Activities .........    (468,630)    (592,223)

Cash Flows from Investing Activities
      Purchases of equipment and fixtures .....      (2,160)      (3,443)
                                                  ---------    ---------
Net Cash Used by Investing Activities .........      (2,160)      (3,443)

Cash Flows from Financing Activities
      Dividends paid ..........................      (1,020)        --
      Repayment of loans and notes ............        --       (282,851)
      Issuance of common and preferred stock ..     670,000      881,364
                                                  ---------    ---------
Net Cash Provided by Financing Activities .....     668,980      598,513

Net Increase (Decrease) in Cash ...............     198,190        2,847
Cash at Beginning of Period ...................      44,144       97,978
                                                  ---------    ---------
Cash at End of Period .........................   $ 242,334    $ 100,825
                                                  =========    =========


The accompanying notes are an integral part of the consolidated financial statements.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

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

      Securities Issued for Services

            The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the intrinsic value method. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-based Compensation". The statement generally suggests, but does not require, employee stock-

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

            based compensation transactions to be accounted for based on the fair value of the services rendered or the fair value of the equity instruments issued, whichever is more reliably measurable. As permitted by the statement, the Company has elected to continue to follow the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees' for employees under the intrinsic value method. The adoption of SFAS No. 123 does not have a material impact on the financial statements.

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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

GOING CONCERN

      The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. In their report for the fiscal year ended December 31, 2004, our auditors had expressed an opinion that, as a result of the losses incurred, there was substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management's plans are to continue seeking additional working capital through equity and debt placements with private and institutional investors.

CONCENTRATIONS OF BUSINESS AND CREDIT RISK

      The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $100,000. Balances in these accounts may, at times, exceed the federally insured limits.

      The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

PREPAID EXPENSES

      Prepaid Expenses at the end of the quarter included $60,602 representing the unamortized portions of the value of restricted stock and options issued to certain consultants for services rendered, and approximately $41,000 prepaid rent and insurance costs.

PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at March 31, 2005:

              Equipment ...................   $ 85,084
              Furniture and fixtures ......     72,231
                                              --------

                                               157,315

              Less accumulated depreciation    147,899
                                              --------

                            Total             $  9,416
                                              ========

Depreciation expense charged to operations was $2,742 in the first three months of 2005 and $2,472 in the first three months of 2004.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at March 31, 2005:

       Accounts payable            $ 98,283

       Accrued interest              56,751

       Accrued salaries              14,647

       Accrued professional fees    120,716

       Miscellaneous accruals         5,000
                                   --------

                Total              $295,397
                                   ========


DEFERRED REVENUES

      Deferred   revenues  at  March  31,  2005  consist  of  prepaid   software
      maintenance and support charges which are amortized ratably over the remaining duration of the underlying maintenance agreements.

LOANS PAYABLE

      The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at March 31, 2005:

      On  December  4,  1996,  Magnitude,  Inc.  repurchased
      500,000  shares of its common  stock and retired  same
      against  issuance of a promissory note maturing twelve
      months  thereafter  accruing  interest at 5% per annum
      and due  December  4,  1998.  This note is  overdue at
      March 31,  2005 and no  demand  for  payment  has been
      made.                                                     $       75,000
                                                                --------------

         Total                                                  $       75,000
                                                                ==============

NOTES PAYABLE


      At December  31, 1999 the  Company had  $1,475,000  of
      notes  outstanding  related  to a  June  1995  private
      placement   offering.   During  2000  the  holders  of
      $1,450,000  worth of notes  agreed to  accept  partial
      repayment of  approximately  30% of the note  balances
      and  converted  the  remaining  balances  into  common
      shares  or  convertible  preferred  shares.  The total
      amount of non-converted notes outstanding at March 31,
      2005 is $25,000. Attempts to locate the holder of this
      note,   to   settle   this   liability,    have   been
      unsuccessful.                                             $       25,000
                                                                --------------

         Total                                                  $       25,000
                                                                ==============

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

LONG-TERM DEBT

      Long-term debt as of March 31, 2005 is comprised of the following:

      Pursuant to the February 2, 1998,  Agreement  and Plan
      of Merger  with  Rolina  Corporation,  the Company had
      issued  155,556  shares (the  "Shares")  of its common
      stock  to the  principal  of  Rolina  Corporation  who
      currently  serves  as the  Company's  Chief  Executive
      Officer  and  Board  Chairman,  and had  issued  a Put
      Option  for such  Shares at a price of $2.41 per share
      in accordance with the provisions  contained  therein,
      with notice for  exercise  eligible to be given at any
      time after  February 1, 2000,  and before 5:00 p.m. on
      the 90th day thereafter.  This liability was converted
      into a Company  obligation for $274,890 maturing March
      31, 2002 and a demand loan for $100,000  both carrying
      interest  at the  rate  of 7% per  year,  subsequently
      increased to 10%, payable monthly.  The demand portion
      of this note was repaid in April 2002 and the due date
      for $274,890 of the remaining  balance was extended to
      July 1, 2003. Subsequently, the maturity of the unpaid
      balance was  changed to a portion of $174,890  payable
      on demand,  and a portion of $100,000  due and payable
      on January 2, 2005.  During the first quarter of 2004,
      $175,000  was  repaid and the  maturity  of the unpaid
      balance  was  changed  to  January  1,  2005,  and  is
      currently due upon demand. The obligation  includes an
      option to the holder for conversion of the outstanding
      principal into shares of the Company's common stock at
      the rate of $0.06 per common share equivalent.            $       99,890

      Discounted  present  value of a  non-interest  bearing
      $70,000   settlement   with  a  former   investor   of
      Magnitude,  Inc.  to  be  paid  in  24  equal  monthly
      payments commencing July 1, 1997. The imputed interest
      rate used to discount  the note is 8% per annum.  This
      obligation is in default.                                         33,529
                                                                --------------

         Total                                                         133,419

            Less current maturities                                    133,419
                                                                --------------
            Long-term debt, net of current maturities           $         --
                                                                ==============

INCOME TAXES

      The Company's total deferred tax asset and valuation allowance are as follows:

                                              December 31,
                                                  2004
                                              -----------
      Total deferred tax asset, non-current   $ 7,882,000
      Less valuation allowance                 (7,882,000)
                                              -----------
      Net deferred tax asset, non-current     $      --
                                              ===========

      At December 31, 2004, the Company had available approximately $24,377,000 of net operating losses to carry-forward and which may be used to reduce future federal taxable income and expire between December 31, 2007 and 2024.

      At December 31, 2004, the Company had available approximately $3,616,000 of net operating losses to carry-forward and which may be used to reduce future state taxable income which expire December 31, 2011.

     MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       MARCH 31, 2005

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

      The following is a schedule of minimum lease payments due under capital leases at December 31, 2004:

      Total minimum capital lease payments                             $3,349
      Less amounts representing interest                                  115
                                                                       ------
      Present value of net minimum capital lease payments               3,234
      Less current maturities of capital lease obligations              2,978
                                                                       ------
      Obligations under capital leases, excluding current maturities   $  256
                                                                       ======

COMMITMENTS AND CONTINGENCIES

      Lease Agreement

      On March 15, 2000, the Company entered into a lease agreement for office space which is utilized for the Company's principal offices. Such lease commenced April 15, 2000 and expired on March 31, 2005. The Company has recently negotiated a lease renewal which extended the term of the lease to March 31, 2007 at a monthly rental of $10,000.

      Under the lease agreement, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:


              Year Ending December 31,
              ------------------------
                                                                $      101,309
                        2005                                    $      120,000
                        2006                                            30,000
                                                                --------------
                        2007
                                   Total minimum payments       $      251,309
                                                                ==============

Employment Agreements

      The Company has entered into employment agreements with certain key personnel which provide for a base salary, yearly bonuses in common stock and/or options of the Company and other benefits. Termination of the agreements may be made by either party with advance notice.

RELATED PARTY TRANSACTIONS

      The Company did not record any Related Party transactions during the first quarter in 2005.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Our marketing efforts during the quarter were focused on broadening our cooperative programs with our strategic partners Aon Risk Services Division and U.S. HealthWorks whereby Magnitude will jointly market our ErgoEnterprise(TM) software solutions to clients of both firms. We expect these ventures to produce tangible results in terms of software licensing contracts during the upcoming quarters in 2005. No such sales were as yet recorded during the first quarter ended March 31, 2005 which yielded revenues of only $19,264, compared to the $44,580 achieved in the first quarter of 2004.

Gross profits for the quarter amounted to negative $17,103, as a result of a fixed charge for amortization of certain proprietary software assets. Such software assets underlie the Company's products and are being amortized on a straight line over 10 years, resulting in a level charge of approximately $12,000 per month to cost-of-goods-sold. Our expense and cost structure was essentially unchanged from prior periods, and, after deducting selling - and general and administrative expenses of $587,643 which significantly decreased from the $702,342 recorded in 2004, the Company realized an operating loss of $604,746, compared to an operating loss of $696,717 in 2004. The decrease in expenses was primarily attributable to lesser expenditures in non-cash transactions for compensation and services. Non-operating income and expenses consisted of $3,180 net interest expense and a credit of $17,537 for cancellation of accruals for prior year expenses. The period result was a net loss of $591,019, compared to a loss of $702,513 for the same periods in 2004.

After accounting for dividend accruals on outstanding preferred stock which totaled $28,379 the net loss for the quarter applicable to common shareholders was $619,398 or less than $0.01 per share, compared to a loss of $1,476,329 or $0.02 per share for the same quarter in the previous year.

Liquidity and Capital Resources

In the absence of cash flow from operations, required working capital to finance ongoing operations was supplied almost entirely from new equity capital. The Company attracted almost $670,000 in new equity funding in the form of cash.

At March 31, 2005, the deficit in working capital amounted to $707,462 as compared to $977,831 at December 31, 2004. Stockholders' equity showed an impairment of $246,825 at the end of the quarter, compared to an impairment of $480,228 at the beginning of the year. The negative cash flow from operations totaled approximately $469,000 and was substantially financed by new equity which was obtained through private placements. The new equity placements were consummated by issuance of common stock and convertible preferred stock to accredited private investors in the United States. Details of such transactions can be found in the "Changes and Issuance of Securities" section of this report. In April 2005 the Company had filed a new registration statement on Form SB-2 and amendments to three previously filed registration statements on Form SB-2, all of which covered common shares directly issued as well as common shares underlying the previously issued convertible preferred stock and warrants, in connection with these and prior financing transactions. These filings were made on behalf of certain investors in the Company's equities and proceeds of any sales of such registered securities will accrue entirely to such investors.

At the time of this submission, the Company had no bank debt. At March 31, 2005 its short-term liabilities, aside from trade payables and accruals, consisted of certain notes and loans aggregating approximately $233,000 of which approximately $100,000 was owed to the chairman and chief executive officer of the Company in form of a demand note (see "Related Party Transactions"). Current liabilities include $501,466 unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company's ability to continue operating and growing its business.

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

Item 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

      As of the end of the period covered by this Form 10-QSB for the quarter ended March 31, 2005, an evaluation was undertaken by the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13(a)-14(c), and; based upon that evaluation, Company management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by the subject Form 10-QSB and ensured that all material information required to be disclosed in the subject Form 10-QSB, was recorded, processed, summarized and reported as of the end of the period covered by the subject Form 10-QSB.

      The Company maintains a system of internal controls designed to provide reasonable assurance that: (i) the Company's transactions are properly authorized; (ii) the Company's assets are protected against unauthorized or improper use, and (iii) the Company's transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with generally accepted accounting principles.

(b) Changes in Internal Control over Financial Reporting

      Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive Officer and Chief Financial Officer, there have not been any significant changes in the Company's internal controls or other factors for the period covered by the subject Form 10-QSB that materially affected or were likely to materially affect the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

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

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      a)    Issuance of unregistered securities

            During the quarter ended March 31, 2005, the Company issued the following unregistered securities:

            (i) 7,250,000 shares of common stock, accompanied by warrants for the purchase of 7,810,000 common shares, exercisable during three years at the price of $0.15 per share, to eleven accredited investors pursuant to private placement subscriptions, issued in reliance upon exemptions provided under Section 4(2), Rule 506 of Regulation D of the Securities Act, altogether resulting in the receipt by the Company of $670,000 in cash.

            (ii) 1,600,000 shares of common stock to three consultants for investor relations and general business consulting services.

      (b)   Not applicable

      (c)   None


Item 3 DEFAULTS UPON SENIOR SECURITIES

      The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $488,000. These dividends have been accrued, however, the Company's management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

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

      (b)   Reports on Form 8-K:

            On March 21, 2005, the Company filed a report on Form 8-K, informing about a press release in reference to a patent infringement suit filed by the Company.

            On March 24, 2005, the Company filed a report on Form 8-K, informing about a press release announcing a marketing and distribution agreement with U.S. HealthWorks, GA.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MAGNITUDE INFORMATION SYSTEMS, INC.




Date:   May 12, 2005                  By: /s/  Steven D. Rudnik
                                          ------------------------------------
                                          Steven D. Rudnik
                                          Chairman and Chief Executive Officer