Form 10QSB
period 2005-06-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2005-08-15
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Quarter Ended June 30, 2005

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

                                 Yes |X| No |_|

     The number of shares of Registrant's Common Stock, $0.0001 par value, outstanding as of August 2, 2005, was 139,687,612 shares.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES




                                      INDEX


                                                                    Page
                                                                   Number

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - June 30, 2005                                             3

         Consolidated Statements of Operations
          - Three and six months ended June 30, 2005 and 2004         4

         Consolidated Statements of Cash Flows
          - Six months ended June 30, 2005 and 2004                   5

         Notes to Consolidated Financial Statements                   6 - 12


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                    13

Item 3   Controls and Procedures                                      15


PART II  -  OTHER INFORMATION                                         16 - 17


SIGNATURES                                                            18

PART I  - Item 1   Financial Statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2005
                                   (Unaudited)

Assets
     Current Assets
       Cash ....................................................................   $     33,675
       Accounts receivable, net of allowance for
         doubtful accounts of $0 ...............................................         47,175
       Inventory ...............................................................          6,214
       Prepaid expenses ........................................................        146,378
       Miscellaneous receivables ...............................................          2,404
                                                                                   ------------
           Total Current Assets ................................................        235,846
     Prepaid expenses, less current portion ....................................          2,843
     Property and equipment, net of accumulated
     depreciation of $150,282 ..................................................          7,032
     Software, net of accumulated amortization of $1,114,027 ...................        393,263
     Deposits ..................................................................         21,829
                                                                                   ------------
         Total Assets ..........................................................        660,813
                                                                                   ============
Liabilities and Stockholders' Equity (Impairment)

     Current Liabilities
       Accounts payable and accrued expenses ...................................        271,768
       Deferred revenue ........................................................         34,123
       Deferred rental obligation ..............................................          1,045
       Dividends payable .......................................................        529,845
       Loans payable ...........................................................         75,000
       Notes payable ...........................................................         54,500
       Current maturities of long-term debt ....................................        133,419
       Current maturities of capitalized lease obligations .....................          2,978
                                                                                   ------------
           Total Current Liabilities ...........................................      1,102,678
     Capitalized lease obligations, less current portion .......................            256
                                                                                   ------------
         Total Liabilities .....................................................      1,102,934

Stockholders' Equity (Impairment)
     Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
     2,500 shares have been designated Cumulative Preferred Stock,
     of which 1 share is issued and outstanding ................................              0
     300,000 shares have been designated Series A Convertible Preferred Stock,
     350,000 shares have been designated Series B Convertible Preferred Stock,
     120,000 shares have been designated Series C Convertible Preferred Stock,
     500,000 shares have been designated Series D Convertible Preferred Stock,
     500,000 shares have been designated Series E Convertible Preferred Stock,
     of which a combined total 193,190 shares are issued and outstanding .......            193
     Common Stock, $0.0001 par value, 200,000,000 shares authorized;
     issued and outstanding 139,687,612 shares .................................         13,969
     Additional paid-in capital ................................................     28,760,188
     Accumulated (deficit) .....................................................    (29,216,471)
                                                                                   ------------
         Total Stockholders' Equity (Impairment) ...............................       (442,121)

         Total Liabilities and Equity (Impairment) .............................   $    660,813
                                                                                   ============

The accompanying notes are an integral part of the consolidated financial statements.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                   Three Months Ended                    Six Months Ended
                                                         June 30,                           June 30,
                                                  2005              2004              2005              2004
                                             --------------    --------------    --------------    --------------
Total Revenues ...........................   $       45,569    $       20,294    $       64,833    $       64,874

      Cost of Goods Sold .................           36,375            39,066            72,742            78,021
                                             --------------    --------------    --------------    --------------

Gross Profit (Loss) ......................            9,194           (18,772)           (7,909)          (13,147)

      Selling expenses ...................          116,399           111,412           212,618           229,649
      Stock-based compensation ...........           57,852            85,978           123,975           236,033
      Research and development cost ......           12,118                --            14,618             1,530
      General and administrative expenses           394,133           329,935           816,934           762,455
                                             --------------    --------------    --------------    --------------

Loss from Operations .....................         (571,308)         (546,097)       (1,176,054)       (1,242,814)

Other Income (Expense)
      Miscellaneous income ...............               --                --            17,537                --
      Misc. non-operating expenses .......               --           (14,489)               --           (14,489)
      Interest income ....................                4               160                 6               186
      Interest expense ...................           (4,392)           (3,567)           (7,574)           (9,389)
                                             --------------    --------------    --------------    --------------
          Total Other Income (Expense) ...           (4,388)          (17,896)            9,969           (23,692)
                                             --------------    --------------    --------------    --------------

Loss before Provision for Income Taxes ...         (575,696)         (563,993)       (1,166,085)       (1,266,506)

      Provision for income taxes .........               --                --              (630)               --
                                             --------------    --------------    --------------    --------------

Net Loss .................................   $     (575,696)   $     (563,993)   $   (1,166,715)   $   (1,266,506)
                                             ==============    ==============    ==============    ==============

Dividends on Preferred Stock .............           28,380           835,899            56,759         1,609,715
                                             --------------    --------------    --------------    --------------

Net Loss applicable to Common Shareholders   $     (604,076)   $   (1,399,892)   $   (1,223,474)   $   (2,876,221)
                                             ==============    ==============    ==============    ==============
Net Loss per Common Share ................   $       (0.004)   $       (0.017)   $       (0.009)   $       (0.036)
                                             ==============    ==============    ==============    ==============
Weighted Average Number of
      Common Shares Outstanding ..........      139,104,279        81,805,474       135,880,945        79,971,031
                                             ==============    ==============    ==============    ==============



The accompanying notes are an integral part of the consolidated financial statements.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                         Six Months Ended
                                                             June 30,
                                                     2005              2004
                                                 --------------    --------------
Cash Flows from Operating Activities
     Net Loss ................................   $   (1,166,715)   $   (1,266,506)
     Adjustments to Reconcile Net Loss
     to Net Cash Used by Operations
        Depreciation and amortization ........           77,894            82,982
        Securities issued for various expenses          391,580           314,300
     Decreases (Increases) in Assets
        Accounts receivable ..................          (16,544)           34,432
        Miscellaneous receivables ............            8,918                --
        Inventories ..........................               --            14,489
        Prepaid expenses .....................          (60,410)         (129,101)
        Other assets .........................               --            10,577
     Increases (Decreases) in Liabilities
        Deferred revenues ....................          (15,249)           38,925
        Accounts payable and accrued expenses          (126,263)          (66,069)
                                                 --------------    --------------
Net Cash Used by Operating Activities ........         (906,789)         (965,971)

Cash Flows from Investing Activities
     Purchases of equipment and fixtures .....           (2,160)           (3,443)
                                                 --------------    --------------
Net Cash Used by Investing Activities ........           (2,160)           (3,443)

Cash Flows from Financing Activities
     Proceeds from loans and notes payable ...           29,500                --
     Repayment of loans and notes ............               --          (282,851)
     Payment of dividends ....................           (1,020)             (900)
     Issuance of common and preferred stock ..          870,000         1,165,114
                                                 --------------    --------------
Net Cash Provided by Financing Activities ....          898,480           881,363

Net Decrease in Cash .........................          (10,469)          (88,051)
Cash at Beginning of Period ..................           44,144            97,978
                                                 --------------    --------------
Cash at End of Period ........................   $       33,675    $        9,927
                                                 ==============    ==============






The accompanying notes are an integral part of the consolidated financial statements.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004, and quarterly report on Form 10-QSB for the quarter ended March 31, 2005.

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2005, the results of operations for the three and six months ended June 30, 2005 and 2004, and the cash flows for the six months ended June 30, 2005 and 2004, have been included.

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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

     Advertising Costs
         Advertising costs are charged to operations when incurred. Advertising expense was $496 and $491 for the six months ended June 30, 2005 and 2004, respectively.

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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

2. GOING CONCERN

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

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

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

4. PREPAID EXPENSES

     Prepaid Expenses at the end of the quarter included $72,067 and $33,990 representing, respectively, the unamortized portions of the value of restricted stock and options issued to the Company's president in lieu of cash salary and to certain consultants for services rendered, and approximately $42,000 prepaid rent and insurance costs.

5. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at June 30, 2005:
              Equipment                                                                    $      85,084
              Furniture and fixtures                                                              72,230
                                                                                           --------------

                                                                                                 157,314

              Less accumulated depreciation                                                      150,282
                                                                                           --------------

                                        Total                                              $       7,032
                                                                                           ==============

Depreciation expense charged to operations was $5,125 and $5,021 in the first six months of 2005 and 2004, respectively.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at June 30, 2005:

              Accounts payable                             $   128,681

              Accrued interest                                   58,602

              Accrued salaries                                   27,841

              Accrued professional fees                          51,644

              Miscellaneous accruals                              5,000
                                                           -------------

                                    Total                  $    271,768
                                                           =============


7. DEFERRED REVENUES

     Deferred revenues at June 30, 2005 consist of prepaid software maintenance and support charges which are amortized ratably over the remaining duration of the underlying maintenance agreements.

8. LOANS PAYABLE

     The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at June 30, 2005:


     On December 4, 1996, Magnitude, Inc. repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due
     December 4, 1998. This note is overdue at June 30, 2005 and no demand for
     payment has been made.                                                         $         75,000
                                                                                    ----------------
             Total                                                                  $         75,000
                                                                                    ================

9. NOTES PAYABLE


     At December 31, 1999 the Company had $1,475,000 of notes outstanding related to a June 1995 private placement offering. During 2000 the holders of $1,450,000 worth of notes agreed to accept partial repayment of approximately 30% of the note balances and converted the remaining balances into common shares or convertible preferred shares. The total amount of non-converted notes outstanding at June 30, 2005 is $25,000. Attempts to locate the holder of this note, to settle this liability, have been
     unsuccessful.                                                                            25,000

     During the second quarter in 2005, the Company's president extended a short term loan evidenced by a promissory note issued by the Company. The loan carries interest at the rate of 10% p.a. and a loan origination fee of
     $1,180.                                                                        $         29,500
                                                                                    ----------------


             Total                                                                  $         54,500
                                                                                    ================

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

10. LONG-TERM DEBT

       Long-term debt as of June 30, 2005 is comprised of the following:

     Pursuant to the February 2, 1998, Agreement and Plan of Merger with Rolina
     Corporation, the Company had issued 155,556 shares (the "Shares") of its common stock to the principal of Rolina Corporation who currently serves as the Company's Chief Executive Officer and Board Chairman, and had issued a
     Put Option for such Shares at a price of $2.41 per share in accordance with the provisions contained therein, with notice for exercise eligible to be given at any time after February 1, 2000, and before 5:00 p.m. on the 90th day thereafter. This liability was converted into a Company obligation for
     $274,890 maturing March 31, 2002 and a demand loan for $100,000 both carrying interest at the rate of 7% per year, subsequently increased to
     10%, payable monthly. The demand portion of this note was repaid in April
     2002 and the due date for $274,890 of the remaining balance was extended to
     July 1, 2003. Subsequently, the maturity of the unpaid balance was changed to a portion of $174,890 payable on demand, and a portion of $100,000 due and payable on January 2, 2005. During the first quarter of 2004, $175,000 was repaid and the maturity of the unpaid balance was changed to "due upon demand". The obligation includes an option to the holder for conversion of the outstanding principal into shares of the Company's common
     stock at the rate of $0.06 per common share equivalent.                        $         99,890

     Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to
     discount the note is 8% per annum. This obligation is in default.                        33,529
                                                                                    ----------------

             Total                                                                           133,419
                  Less current maturities                                                    133,419
                                                                                    ----------------
                  Long-term debt, net of current maturities                         $              -
                                                                                    ================

11. INCOME TAXES

       The Company's total deferred tax asset and valuation allowance are as follows:

                                                             December 31,
                                                                  2004
                                                            ---------------

           Total deferred tax asset, non-current            $     7,882,000
           Less valuation allowance                              (7,882,000)
                                                            ---------------
           Net deferred tax asset, non-current              $             -
                                                            ===============

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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

12. CAPITALIZED LEASE OBLIGATIONS

       The Company leases office equipment under a non-cancelable capital lease agreement expiring in January 2006. The capital lease obligation has been recorded at the present value of future minimum lease payments, discounted at an interest rate of 6.00%. The capitalized cost of equipment at December 31, 2004 amounted to $2,442 net of accumulated depreciation of $6,067.

       The following is a schedule of minimum lease payments due under capital leases at December 31, 2004:

         Total minimum capital lease payments                                       $         3,349
         Less amounts representing interest                                                     115
                                                                                    ---------------
         Present value of net minimum capital lease payments                                  3,234
         Less current maturities of capital lease obligations                                 2,978
                                                                                    ---------------
         Obligations under capital leases, excluding current maturities             $           256
                                                                                    ===============

13. COMMITMENTS AND CONTINGENCIES

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

     Under the lease agreement, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:


                Year Ending December 31,
                         2005                       $     60,000
                         2006                            120,000
                                                    $     30,000
                         2007                       ------------

                             Total minimum payments $    210,000
                                                    ============
  Employment Agreements

     The Company has entered into employment agreements with certain key personnel which provide for a base salary, yearly bonuses in common stock and/or options of the Company and other benefits. Termination of the agreements may be made by either party with advance notice.


RELATED PARTY TRANSACTIONS

     In May 2005 the Company issued 1,000,000 shares of common stock, accompanied by warrants for the purchase of 1,000,000 common shares, exercisable during three years at the price of $0.15 per share, to the Company's president and chief executive officer, in lieu of $100,000 salary payable in cash.

     Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

During the quarter we intensified our marketing efforts for our ErgoEnterprise(TM) software solutions in the framework of our cooperative programs with our major strategic partner, Aon Risk Services Division with the goal of introducing Aon's clients to our software. We expect these ventures to produce tangible results in terms of software licensing contracts during the remainder of 2005. No such sales were as yet recorded during the first two quarters in 2005, however, we wrote some smaller orders outside of that marketing program. Revenues for the quarter totaled $45,569, compared to the $20,294 achieved in the second quarter of 2004. The six months figures were $64,833 and $64,874 for 2005 and 2004, respectively.

Gross profits for the quarter amounted to $9,194, including a fixed charge for amortization of certain proprietary software assets. Such software assets underlie the Company's products and are being amortized on a straight line over 10 years, resulting in a level charge of approximately $12,000 per month to cost-of-goods-sold. Our expense and cost structure was essentially unchanged from prior periods, and, after deducting selling- and general and administrative expenses, stock-based compensation and R&D expenses of $580,502 which exceeded the $527,325 recorded in 2004 by 10%, the Company realized a loss from operations of $571,308, compared to an operating loss of $546,097 in the second quarter in 2004. Non-operating income and expenses consisted of $4,388 net interest expense. The period result was a net loss of $575,696, compared to a loss of $563,993 for the same period in 2004.

After accounting for dividend accruals on outstanding preferred stock which totaled $28,380, the net loss for the quarter applicable to common shareholders was $604,076 or $0.004 per share, compared to a loss of $1,399,892 or $0.02 per share for the same quarter in the previous year.

Liquidity and Capital Resources

In the absence of cash flow from operations, required working capital to finance ongoing operations was supplied almost entirely from new equity capital. During the quarter, the Company attracted $200,000 in new equity funding in the form of cash.

At June 30, 2005, the deficit in working capital amounted to $866,832 as compared to $977,831 at December 31, 2004. Stockholders' equity showed an impairment of $442,121 at the end of the quarter, compared to an impairment of $480,228 at the beginning of the year. The negative cash flow from operations for the six months ended June 30, 2005 totaled approximately $907,000 and was substantially financed by new equity which was obtained through private placements. The new equity placements were consummated by issuance of common stock and convertible preferred stock to accredited private investors in the United States. Details of such transactions can be found in the "Changes and Issuance of Securities" section of this report and the report on Form 10-QSB for the first quarter in 2005. In April 2005 the Company had filed a new registration statement on Form SB-2 and amendments to three previously filed registration statements on Form SB-2, all of which covered common shares directly issued as well as common shares underlying the previously issued convertible preferred stock and warrants, in connection with these and prior financing transactions. These filings were made on behalf of certain investors in the Company's equities and proceeds of any sales of such registered securities will accrue entirely to such investors.

At the time of this submission, the Company had no bank debt. At June 30, 2005 its short-term liabilities, aside from trade payables and accruals, consisted of certain notes and loans aggregating approximately $263,000 of which approximately $130,000 was owed to the chairman and chief executive officer of the Company in form of a demand notes (see "Related Party Transactions"). Current liabilities include $529,845 unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company's ability to continue operating and growing its business.

Current cash reserves and net cash flow from operations expected during the near future are inadequate when measured against present and anticipated future needs, and the Company's financial situation remains precarious. In order to remedy the current liquidity constraints and address any "going-concern" issues, management is currently negotiating with several financing sources with the goal of obtaining commitments for further investments in form of debt or equity capital, to be effected during the upcoming quarter. There can be no assurance, however, that these negotiations will lead to the desired outcome and that the Company will be successful in its efforts to obtain the working capital needed to fund on-going operations. If the Company failed to do so, either by not acquiring sufficient funds, or not receiving such funds in a timely manner, management may be forced to drastically cut back operations.

Item 3.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

         As of the end of the period covered by this Form 10-QSB for the quarter ended June 30, 2005, an evaluation was undertaken by the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13(a)-14(c), and; based upon that evaluation, Company management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by the subject Form 10-QSB and ensured that all material information required to be disclosed in the subject Form 10-QSB, was recorded, processed, summarized and reported as of the end of the period covered by the subject Form 10-QSB.

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


Item 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      a)    Issuance of unregistered securities

            During the quarter ended June 30, 2005, the Company issued the following unregistered securities:

            (i) 2,000,000 shares of common stock, accompanied by warrants for the purchase of 2,000,000 common shares, exercisable during three years at the price of $0.15 per share, to four accredited investors pursuant to private placement subscriptions, issued in reliance upon exemptions provided under Section 4(2), Rule 506 of Regulation D of the Securities Act, altogether resulting in the receipt by the Company of $200,000 in cash.

            (ii) 1,000,000 shares of common stock, accompanied by warrants for the purchase of 1,000,000 common shares, exercisable during three years at the price of $0.15 per share, to the Company's president and chief executive officer, in lieu of $100,000 salary payable in cash.

      (b)   Not applicable

      (c)   None


Item 3   DEFAULTS UPON SENIOR SECURITIES

      The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $516,000. These dividends have been accrued, however, the Company's management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

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

      (b)   Reports on Form 8-K:

      (iii) On April 25, 2005, the Company filed a report on Form 8-K, informing about the Company's publishing of certain ergonomic guidelines for administrative staff.

            On May 17, 2005, the Company filed a report on Form 8-K, informing about the conversion of a portion of the Company president's 2005 salary, amounting to $100,000 into 1,000,000 common shares.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                 MAGNITUDE INFORMATION SYSTEMS, INC.




Date:   August 12, 2005          By: /s/  Steven D. Rudnik
                                     -----------------------------------------
                                          Steven D. Rudnik
                                          Chairman and Chief Executive Officer