Form 10KSB/A
period 2004-12-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2005-10-28
CIK 838796

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
           NONE                                         NONE

      Securities Registered pursuant to Section 12(g) of the Exchange Act:
                         Common Stock, par value $0.0001
                         -------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     The Registrant's revenues for the fiscal year ended December 31, 2004, were $121,886.

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

   As of March 29, 2005, 136,437,612 shares of Common Stock, $.0001 par value, were outstanding.

             DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

Explanatory Note

This Form 10-KSB/A is being filed for the purpose of restating the financial statements for the fiscal years ended December 31, 2004 and 2003 as contained in the Company's Form 10-KSB filed with the U.S. Securities and Exchange Commission on March 30, 2005. The restatement involves reclassifying certain equity positions in connection with beneficial conversion rights accrued to warrants and shares of convertible preferred stock issued in 2003 and 2004 as well as a reclassification of deferred compensation, and revaluing certain securities issued prior to January 1, 2004 to employees and non-employees for services rendered. The restatements add $315,450 to the net loss in 2003 and $52,954 to the net loss in 2004, whereby both amounts, however, are being offset by similar credits to Paid-in Capital, as a consequence of which there was no material effect on total stockholders' equity. In addition, the reclassifications and revaluations give rise to corrections in the reported dividends positions and per-share earnings figures which again, however, do not materially affect total stockholders' equity.

See Note "Restatement of Results" in the notes to the consolidated financial statements for further information relating to the restatement. This Form 10-KSB/A has not been updated for events or information subsequent to the date of filing of the original Form 10-KSB, except in connection with the foregoing.

                       MAGNITUDE INFORMATION SYSTEMS, INC.

                                    CONTENTS

PART I.
                                                                            Page
                                                                            ----
      Item 1.  Business ...................................................    4

      Item 2.  Properties .................................................   11

      Item 3.  Legal Proceedings ..........................................   11

      Item 4.  Submission of Matters to a Vote of Security Holders ........   11

PART II

      Item 5.  Market for Registrant's Common Equity and Related
                  Shareholder Matters .....................................   12

      Item 6.  Selected Financial Data - as restated ......................   14

      Item 7.  Management's' Discussion and Analysis of Financial Condition
                  and Results of Operations ...............................   15

      Item 8.  Financial Statements and Supplementary Data - as restated ..   17

      Item 8a. Controls and Procedures ....................................   17

      Item 9.  Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure ................................   17

PART III

      Item 10. Directors and Executive Officers of the Registrant .........   18

      Item 11. Executive Compensation .....................................   20

      Item 12. Security Ownership of Certain Beneficial Owners and
                  Management ..............................................   23

      Item 13. Certain Relationships and Related Transactions .............   24

      Item 14. Principal Accountant Fees and Services .....................   24

PART IV

      Item 15. Exhibits and Reports on Form 8-K ...........................   26

               Signatures .................................................   27

               Exhibit Index ..............................................   28

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

______________
(1) Hedge, A. "Effects of Ergonomic Management Software on Employee Performance." Cornell Human Factors Laboratory Technical Report /SP7991, Cornell University, July 1999.

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

                                                  OTC-BB
                                                  ------
                                        High/Ask           Low/Bid
                                        --------           -------
2003
         First Quarter ...............  $  0.15           $    0.08
         Second Quarter ..............     0.13                0.06
         Third Quarter ...............     0.13                0.06
         Fourth Quarter ..............     0.15                0.07
2004
         First Quarter ...............  $  0.20           $    0.09
         Second Quarter ..............     0.20                0.10
         Third Quarter ...............     0.14                0.09
         Fourth Quarter ..............     0.18                0.10

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

     SELECTED FINANCIAL DATA


     Balance Sheet                                           December 31, 2004,
                                                              (As restated)
         Total assets ............................          $       646,162
         Current liabilities .....................                1,158,952
         Long-term debt ..........................                      256
         Working capital  ........................               (1,010,649)
         Shareholders' equity ....................          $     (513,046)

     Statement of Operations                                    For the Year Ended December 31,
                                                          2004 (as restated)        2003 (as restated)
                                                          ------------------        ------------------
         Total revenues ..........................          $       121,886           $      162,335
         Operating income (loss) .................               (2,687,402)              (2,764,871)
         Net (loss) ..............................               (2,536,556)              (2,653,331)
         Net (loss) after dividends
         On Preferred Shares......................               (4,640,455)              (2,798,406)
         Net loss per common share ...............          $         (0.05)          $        (0.04)
         Number of shares used in computing
         per share data ..........................               96,968,697               66,962,744

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


      Gross profits amounted to negative $34,089. Gross profits are burdened with a fixed charge for amortization of certain proprietary software assets. Such software assets underlie the Company's products and are being amortized on a straight line over 10 years, resulting in a level charge of approximately $13,000 per month to cost-of-goods-sold. Owing to the fact that variable cost-of-goods-sold expenses are less than 5%, the gross margins will increase with larger revenues, as the portion of fixed expenses decreases relatively. After deducting selling -, research -, and general and administrative expenses of $2,653,313 which decreased marginally by 4% from the $2,771,259 recorded in 2003, the Company realized an operating loss of $2,687,402 compared to an operating loss of $2,764,871 in 2003. Non-operating income and expenses included $43,069 net interest expense and $20,703 charges for losses on assets. The Company also realized a credit of $214,618 from the sale of net loss carry-forward tax credits pursuant to the New Jersey Emerging Technology and Biotechnology Financial Assistance Act. The year concluded with a net loss of $2,536,556. After accounting for dividends paid and accrued on outstanding preferred stock which totaled $173,529 and an accounting charge of $1,930,372 for discounts accrued on preferred stock, the net loss applicable to common shareholders was $4,640,455 or $0.05 per share, compared to a loss of $2,798,406or $0.04 per share for the previous year.

Liquidity and Capital Resources

      In the absence of cash flow from operations, required working capital to finance ongoing operations was supplied almost entirely from new equity capital. The Company attracted almost $2 million in new equity funding in the form of cash, and converted approximately $540,000 debt and accrued expenses into equity.


      At December 31, 2004, the deficit in working capital amounted to $1,010,649 as compared to $1,086,773 at December 31, 2003. Stockholders' equity showed an impairment of $513,046 at the end of the year, compared to an impairment of $463,623 at the beginning of the year. The negative cash flow from operations totaled approximately $1.68 million and was substantially financed by new equity which was obtained through private placements. The new equity placements were consummated by issuance of common stock and convertible preferred stock to accredited private investors in the United States and overseas. Details of such transactions can be found in the "Changes and Issuance of Securities" sections in the Company's reports on Form 10-QSB during the year, as well as in the pertinent section of this report. During 2004, the Company had filed a new registration statement on Form SB-2 and amendments to two previously filed registration statements on Form SB-2, all of which covered common shares directly issued as well as common shares underlying the previously issued convertible preferred stock and warrants, in connection with these and prior financing transactions. These filings were made on behalf of certain investors in the Company's equities and proceeds of any sales of such registered securities will accrue entirely to such investors. The filings will shortly be updated with the current financial statements and forwarded to the Securities and Exchange Commission for review. During the first three months of 2005 and up to the time of this submission, more recent equity financing transactions have generated approximately $645,000 cash in the aggregate which was utilized to finance operations during that period.


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

Item 8a. Controls and Procedures (as restated).

Evaluation of Disclosure Controls and Procedures

      Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of the design and operation of our disclosure controls and procedures of the end of our fiscal quarter that ended on December 31, 2004 as defined in Exchange Act Rule 13(a)-15(e),. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2004 to ensure that required information is disclosed on a timely basis in our Form 10-KSB filed and furnished under the Securities Exchange Act of 1934, as amended, and ensured that all material information required to be disclosed in the subject Form 10-KSB was recorded, processed, summarized and reported, within the time period specified by the Commission's rules and forms.

      As of the end of the period covered by this Form 10-KSB for the fiscal year ended December 31, 2004, an evaluation (the "Evaluation") was undertaken by the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures, and; based upon that Evaluation, Company management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by the subject Form 10-KSB

      Our CEO and our CFO reviewed with our management whether our need to restate our financial results for the fiscal year ended December 31, 2004 affected their conclusions, set forth under the caption Evaluation of Disclosure Controls and Procedures in our Annual Report on Form 10-KSB for the year ended December 31, 2004, that our disclosure controls and procedures were effective as of that date to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Securities Exchange Act of 1934, as amended.

      In connection with this review, our CEO and CFO noted that our decision to restate our financial results did not call into question whether the relevant information was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms. It also did not involve any issue about whether information required to be disclosed in the Form 10-KSB we filed under the Exchange Act was accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Conversely, the restatements resulted solely from reconsideration of a decision made by management regarding how generally accepted accounting principles required the classification of beneficial conversion rights accruing to certain equity securities and of certain deferred compensation and the valuation of equity securities issued for services rendered, two particular items of information, that were properly recorded in our financial records and made available to our management in a timely manner, to be classified and valued on our financial statements. Our CEO and CFO do not find that management's subsequent decisions, that its prior classification and valuation were not in accordance with generally accepted accounting principles, raises any question about whether our disclosure controls and procedures were effective to ensure that required information was disclosed to them as appropriate to allow timely decisions regarding required disclosure. Therefore, based on that review, our CEO and our CFO determined that their prior conclusions, that our disclosure controls and procedures were effective at December 31, 2004, had not changed.

      We reported in a current report on Form 8-K today that we would be restating our results for the fiscal year ended December 31, 2004. The restatements add $315,450 to the net loss in 2003 and $52,954 to the net loss in 2004, whereby both amounts, however, are being offset by similar credits to Paid-in Capital, as a consequence of which there was no material effect on total stockholders' equity. In addition, the reclassifications and revaluations give rise to corrections in the reported dividends positions and per-share earnings figures which again, however, do not materially affect total stockholders' equity.

      The decision to restate our results, comprised principally of reclassifying beneficial conversion rights accruing to certain equity securities and of certain deferred compensation and the valuation of equity securities issued for services rendered, does not cause our management to change its conclusion, described in its disclosures in Item 8a. Controls and Procedures contained in our Annual Report on Form 10-KSB for the year ended December 31, 2004, that our internal control over financial reporting was effective as of December 31, 2004. The terms of accrued beneficial conversion rights and the number of securities issued for the services rendered that are subject to the restatement were visible and disclosed on the face of our financial statements. Although these beneficial conversion rights were misclassified and the securities issued for services were not correctly valued, we had employed this classification of these beneficial conversion rights and valuation of the securities issued for services rendered for a number of years. We previously received unqualified opinions on our consolidated financial statements included in our Annual Report on Form 10-KSB.

      During the financial closing and reporting process relating to the third quarter of our 2005 fiscal year, we reviewed the classification of these beneficial conversion rights and of certain deferred compensation and the valuation of the securities issued for services rendered, and dialogued with RRBB about the presentation. Based on these procedures, we reached the conclusion that the classification of the beneficial conversion rights should be reclassified and the valuation of the securities rendered for services rendered revalued was appropriate. Subsequent to our third quarter review, we have reconsidered the accounting treatment for beneficial conversion rights and valuation of the securities issued for services rendered, and we now believe that beneficial conversion rights and certain deferred compensation should be reclassified and the securities issued for services rendered be revalued. The restatements conform our financial statements to generally accepted accounting principles. Under the circumstances, our management does not believe that the restatements resulted from, or require a finding of, a material weakness in our internal control over financial reporting.

      That conclusion was discussed with, and approved by, the Audit Committee of our Board of Directors.

Changes in Internal Control Over Financial Reporting

      Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2004. That evaluation did not identify any changes that have materially affected, or are likely to materially affect, our internal control over financial reporting.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreements with the Registrant's independent auditors during the last two years.

                                    PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The names of all directors and executive officers of the Company are as follows:

      Name                 Position                      Term(s) of Office
-------------------  -----------------------------  ----------------------------

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

ITEM 11: EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation and executive capacities for the fiscal years ended December 31, 2004, December 31, 2003, and December 31, 2002, for the chief executive officer and for each executive officer whose aggregate cash remuneration exceeded $100,000, for all executive officers as a group, and for certain other most highly compensated employees:

---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------
                                                                       Other           Restricted     Securities        All
         Name and                                                      Annual            Stock        Underlying       Other
    Principal Position        Year    Salary ($)    Bonus ($)     Compensation($)      Awards ($)    Options ($)    Compens.($)
    ------------------        ----    ----------    ---------     ---------------      ----------    -----------    -----------
                                         (1)                            (2)               (3)            (4)            (5)
---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------
Steven D. Rudnik             2004      133,333(6)             -              13,364          36,000             -          3,250
Chief Executive Officer,     2003      133,333(7)             -              15,262          27,000             -          3,250
President                    2002      133,333(8)             -              12,560          42,000             -          3,250
---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------
 Mark Chroscielewski         2004         125,000             -               6,000               -             -          8,400
Sr. Vice President           2003         125,000             -               6,000               -             -          8,400
Business Development         2002               -             -                   -               -             -              -
---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------
Joerg H. Klaube              2004         125,000             -              11,404          36,000             -          1,710
Sr. Vice President,          2003         125,000             -              11,404          67,000             -          1,710
CFO                          2002         125,000             -               9,087          42,000             -          1,710
---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------
Steven W. Jagels             2004         108,333             -               9,000               -             -          1,940
Sr. Vice President           2003         108,333             -              11,083               -             -          1,940
Information Systems          2002         108,333             -               9,000               -             -              -
---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------

---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------
All executive officers
As a group (4 persons)       2004         491,666             -              39,768          72,000             -         15,300
---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------

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

Stock Options :

      The following table sets forth stock options granted during 2004 pursuant to the Company's 1997 Stock Option Plan and 2000 Stock Incentive Plan, to executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:

--------------------------------------------------------------------------------
         Number of Common       % of Total Options
         Shares Underlying      Granted to Employees   Exercise       Expiration
Name     Options Granted        and Directors in FY    Price ($/Sh.)  Date
-------------------------------------------------------------------------------

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

      The following table sets forth aggregated stock option and warrant exercises during 2004 by executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:

----------------------------------------------------------------------------------------------
         Shares                                # of Shares Underlying    Value of Unexercised
         Acquired            Value             Unexercised               In-the-Money Options
Name     on Exercise (#)     Realized ($)      Options/Warrants          & Warrants at Y/E ($)
----------------------------------------------------------------------------------------------

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of March 8, 2005, the record and beneficial ownership of common stock of the Company by each executive officer and director, all executive officers and directors as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title             Name and Address of     Amount and Nature of         Percent
of Class )*       Beneficial Owner        Beneficial Ownership (1)     of Class
-----------       ----------------        ------------------------     --------
Common            Ivano Angelastri            2,362,500 (2)              1.76 %
Stock             Mark Chroscielewski                 -                     -
                  Steven L. Gray              4,626,704 (3)              3.44 %
                  Steven W. Jagels              622,083 (4)              0.46 %
                  Joerg H. Klaube             1,910,417 (5)              1.43 %
                  Steven D. Rudnik            9,725,695 (6)              7.03 %
                  Joseph J. Tomasek           2,733,250 (7)              2.04 %

                  Address of all persons above:  c/o the Company.

                  All Directors and          16,454,899                 15.51 %
                  Executive Officers
                  as a Group (7 persons)

                  Christoph Marti             9,400,000 (8)              6.81 %
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

         MAGNITUDE INFORMATION SYSTEMS, INC.



         By:      /s/ Steven D. Rudnik                 Date:    October 26, 2005
                  ----------------------
                  Steven D. Rudnik
                  President and Chief Executive Officer
                  (Principal Executive Officer),
                  Chairman of the Board


         By:      /s/ Joerg H. Klaube                  Date:    October 26, 2005
                  ---------------------
                  Joerg H. Klaube
                  Secretary, Chief Financial Officer
                  (Principal Financial Officer)


In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Name                                                   Date
         ----                                                   ----

         /s/ Ivano Angelastri                                   October 26, 2005
         ---------------------
         Ivano Angelastri, Director


         /s/ Steven L. Gray                                     October 26, 2005
         -------------------
         Steven L. Gray, Director


         /s/ Joseph J. Tomasek                                  October 26, 2005
         ----------------------
         Joseph J. Tomasek, Director

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

(31.2) Certification of Joerg H. Klaube, Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(99.1) Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350


OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE

(a) The Company's Quarterly Reports on Form 10-QSB for the periods ended March 31, 2004, June 30, 2004, and September 30, 2004.

(b) All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act since the Company's fiscal year ended December 31, 2003

              Magnitude Information Systems, Inc. and Subsidiaries

                   Restated Consolidated Financial Statements

                                December 31, 2004
                                  (As Restated)

              Magnitude Information Systems, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                                December 31, 2004

                                                                          Page

Independent Auditors' Report..............................................   1

Financial Statements (As Restated)

     Consolidated Balance Sheet...........................................   2

     Consolidated Statements of Operations................................   3

     Consolidated Statement of Stockholders Equity (Deficit)..............  4-5

     Consolidated Statements of Cash Flows................................  6-8

     Notes to the Consolidated Financial Statements....................... 9-27

                                 [letterhead of
                      Rosenberg Rich Baker Berman & Company
                   380 Foothill Road, Bridgewater, New Jersey]

             Report of Independent Registered Public Accounting Firm

To Stockholders and Board of Directors of
Magnitude Information Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Magnitude Information Systems, Inc. and Subsidiaries as of December 31, 2004 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flow for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluated the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the financial statements referred above present fairly, in all material aspects, the consolidated financial position of Magnitude Information Systems, Inc. and Subsidiaries as of December 31, 2004 and the consolidated results of their operations and their cash flows for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue a growing concern. As discussed in the notes to the financial statements, the Company's significant operating losses raise substantial doubt about its abiltuy to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                       /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
March 2, 2005, except as to
RESTATEMENT OF RESULTS Note
as to which the date is October 26, 2005

              Magnitude Information Systems, Inc. and Subsidiaries
                           Consolidated Balance Sheet
                                December 31, 2004
          As Restated - See Notes to Consolidated Financial Statements


              Assets
Current Assets
        Cash                                                                                       $     44,144
        Accounts receivable, net of allowance for doubtful accounts of $0                                30,630
        Inventory                                                                                         6,214
        Miscellaneous receivables                                                                        11,322
        Prepaid expenses                                                                                 55,993
                                                                                                   ------------
              Total Current Assets                                                                      148,303
Property and equipment, net of accumulated depreciation of $145,157                                       9,997
Software, net of accumulated amortization of $1,041,257                                                 466,033
Deposits                                                                                                 21,829
                                                                                                   ------------
              Total Assets                                                                              646,162
                                                                                                   ============
              Liabilities and Stockholders' Equity (Impairment)
Current Liabilities
        Accounts payable and accrued expenses                                                           398,031
        Deferred revenues                                                                                49,373
        Deferred rental obligation                                                                        1,045
        Dividends payable                                                                               474,106
        Loans payable                                                                                    75,000
        Notes payable                                                                                    25,000
        Current maturities of long-term debt                                                            133,419
        Current maturities of capitalized lease obligations                                               2,978
                                                                                                   ------------
              Total Current Liabilities                                                               1,158,952
Capitalized lease obligations, less current portion                                                         256
                                                                                                   ------------
              Total Liabilities                                                                       1,159,208
                                                                                                   ------------

Commitments and Contingencies                                                                                --

Stockholders' Equity (Impairment)
        Preferred Stock, $.001 par value, non-voting, 3,000,000 shares authorized; 193,191
          shares issued and outstanding                                                                     193
        Common stock, $.0001 par value, 200,000,000 shares authorized; 127,837,612 shares issued
             and outstanding                                                                             12,784
        Additional paid in capital                                                                   28,496,474
        Accumulated (deficit)                                                                       (28,956,861)
                                                                                                   ------------
        Deferred compensation                                                                           (65,636)
                                                                                                   ------------
              Total Stockholders' Equity (Impairment)                                                  (513,046)
                                                                                                   ------------
              Total Liabilities and Stockholders' Equity (Impairment)                              $    646,162
                                                                                                   ============



See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations
          As Restated - See Notes to Consolidated Financial Statements


                                                  Year Ended December 31,
                                                ----------------------------
                                                     2004           2003
                                                ------------    ------------
Net Sales
     Software                                   $    121,886    $    162,335
                                                ------------    ------------
         Total Net Sales                             121,886         162,335
                                                ------------    ------------

Cost of Goods Sold
     Software                                        155,975         155,947
                                                ------------    ------------
         Total Cost of Goods Sold                    155,975         155,947

Gross Profit (Loss)                                  (34,089)          6,388

Research and development costs                         5,548          12,892
Stock-based compensation (see below)                 748,646         781,849
Selling, general and administrative expenses       1,899,119       1,976,518
                                                ------------    ------------
Loss From Operations                              (2,687,402)     (2,764,871)
                                                ------------    ------------

Other Income (Expense)
     Miscellaneous income                                 --           3,745
     Interest income                                     189              --
     Interest expense                                (43,258)        (94,823)
     Loss on disposition of assets                   (20,703)           (779)
                                                ------------    ------------

         Total Other Expense                         (63,772)        (91,857)
                                                ------------    ------------
                                                  (2,751,174)     (2,856,728)
Loss Before Provision for Income Taxes

Benefit from Income Taxes                            214,618         203,397
                                                ------------    ------------
Net Loss                                        $ (2,536,556)   $ (2,653,331)
                                                ------------    ------------

Dividends on Preferred Shares                   $ (2,103,899)   $   (145,075)
                                                ------------    ------------
Net Loss Applicable to Common Shareholders      $ (4,640,455)   $ (2,798,406)
                                                ============    ============

Net Loss Per Common Share                              (0.05)          (0.04)
                                                ============    ============

Weighted Average of Common Shares Outstanding     96,968,697      66,962,744
                                                ============    ============


All of the stock-based compensation relates to selling, general and administrative expenses.

See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
            Consolidated Statement of Stockholders' Equity (Deficit)
                  Year Ended December 31, 2003 - As Restated -
                 See Notes to Consolidated Financial Statements


                                                                     Cumulative      Discount on
                                           Convertible                Preferred       Preferred
                                        Preferred Shares               Shares           Stock            Common Stock
                                    ------------------------    -------------------   ----------    -----------------------
                                      Shares        Amount        Shares     Amount     Amount        Shares       Amount
                                    ----------    ----------    ----------   ------   ----------    ----------   ----------
      Balances, January 1, 2003        195,968    $      196             1   $   --   $       --    56,395,817   $    5,640
Issuance of convertible
preferred stock pursuant to
private equity placements              130,834           131            --       --     (759,403)           --           --
Issuance of convertible
preferred stock for services
performed and accr. Interest             7,405             7            --       --      (32,442)           --           --
Issuance of preferred stock
pursuant to conversion of debt          19,593            20            --       --     (117,560)           --           --
Repurchase of preferred stock           (2,778)           (3)           --       --           --            --           --
Receipt of stock subscription
receivable                                  --            --            --                    --            --           --
Issuance of common stock
pursuant to conversion of debt              --            --            --       --           --       220,000           22
Issuance of common stock
pursuant to exercise of options             --            --            --                    --        81,000            8
Issuance of common stock
pursuant to exercise of warrants            --            --            --       --           --     3,552,752          355
Issuance of common stock
pursuant to private equity
placements                                  --            --            --       --           --     9,122,171          912
Issuance of common stock
granted for private placement
finders' fees                               --            --            --       --           --        30,000            3
Issuance of common stock
pursuant to conversion of
accounts payable                            --            --            --       --           --      5620,533           62
Issuance of common stock for
services performed                          --            --            --       --           --     3,828,035          383
Issuance of common stock for
compensation                                --            --            --       --           --     1,000,000          100
Issuance of common stock for
stock awards                                --            --            --       --           --     2,363,500          236
Issuance of common stock for
services performed                          --            --            --       --           --            --           --
Issuance of warrants for
services performed                          --            --            --       --           --            --           --
Net loss, year ended December
31, 2003                                    --            --            --       --           --            --           --
Dividends on convertible
preferred stock                             --            --            --       --           --            --           --
Recognition of expense on
deferred compensation                       --            --            --       --           --            --           --
Amortization of discount on
preferred stock                             --            --            --       --       34,839            --           --
                                    ----------    ----------    ----------   ------   ----------    ----------   ----------
      Balances, December 31, 2003      351,022    $      351             1   $   --   $ (874,566)   77,213,808   $    7,721
                                    ==========    ==========    ==========   ======   ==========    ==========   ==========

                                      Stock        Additional                     Stockholders'       Total
                                   Subscriptions    Paid in        Accumulated      Deferred          Equity
                                     Receivable      Capital         Deficit       Compensation      (Deficit)
                                    ------------   ------------    ------------    ------------    ------------
      Balances, January 1, 2003     $     (3,297     21,178,540    $(21,517,997)   $         --    $   (336,918)
Issuance of convertible
preferred stock pursuant to
private equity placements                     --      1,518,674              --              --         759,402
Issuance of convertible
preferred stock for services
performed and accr. Interest                  --        111,067              --              --          78,632
Issuance of preferred stock
pursuant to conversion of debt                --        235,100              --              --         117,560
Repurchase of preferred stock                 --        (24,997)             --              --         (25,000)
Receipt of stock subscription
receivable                                 3,297             --              --              --           3,297
Issuance of common stock
pursuant to conversion of debt                --         21,978              --              --          22,000
Issuance of common stock
pursuant to exercise of options               --          8,092              --              --           8,100
Issuance of common stock
pursuant to exercise of warrants              --        319,792              --              --         320,147
Issuance of common stock
pursuant to private equity
placements                                    --        646,480              --              --         647,392
Issuance of common stock
granted for private placement
finders' fees                                 --             (3)             --              --              --
Issuance of common stock
pursuant to conversion of
accounts payable                              --         41,055              --              --          41,117
Issuance of common stock for
services performed                            --        316,013              --        (211,001)        105,395
Issuance of common stock for
compensation                                  --         99,900              --              --         100,000
Issuance of common stock for
stock awards                                  --        211,344              --              --         211,580
Issuance of common stock for
services performed                            --         97,086              --              --          97,086
Issuance of warrants for
services performed                            --        110,698              --              --         110,698
Net loss, year ended December
31, 2003                                      --             --      (2,653,331)             --      (2,653,331)
Dividends on convertible
preferred stock                               --             --        (110,237)             --        (110,237)
Recognition of expense on
deferred compensation                         --             --              --          39,457          39,457
Amortization of discount on
preferred stock                               --             --         (34,839)             --              --
                                    ------------   ------------    ------------    ------------    ------------
      Balances, December 31, 2003   $         --     24,890,819    $(24,316,404)   $   (171,544)   $   (463,623)
                                    ============   ============    ============    ============    ============


See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
            Consolidated Statement of Stockholders' Equity (Deficit)
                  Year Ended December 31, 2004 - As Restated -
                 See Notes to Consolidated Financial Statements


                                                                   Cumulative     Discount on
                                       Convertible                 Preferred       Preferred
                                    Preferred Shares                 Shares          Stock              Common Stock
                               --------------------------    --------------------  -----------    -------------------------
                                  Shares         Amount        Shares      Amount    Amount         Shares        Amount
                               -----------    -----------    -----------   -----   -----------    -----------   -----------
   Balances, January 1, 2004       351,022    $       351              1   $  --   $  (874,566)    77,213,808   $     7,721
Issuance of convertible
preferred stock pursuant
to private equity
placements                         156,993            157             --      --    (1,055,806)            --            --
Issuance of convertible
preferred stock for
services performed                   1,900              2             --      --            --             --            --
Issuance of convertible
preferred stock  for
compensation                        16,667             17             --      --            --             --            --
Conversion of
convertible preferred
stock into common  stock          (333,392)          (334)            --      --            --     33,349,202         3,334
Issuance of common stock
for accrued bonus                       --             --             --      --            --        196,680            20
Issuance of common stock
for stock awards                        --             --             --      --            --      2,000,000           200
Issuance of common stock
pursuant to exercise of
options                                 --             --             --                    --        250,000            25
Issuance of common stock
for rent                                --             --             --      --            --        200,000            20
Issuance of common stock
pursuant to private
equity placements                       --             --             --      --            --     12,215,000         1,222
Issuance of common stock
granted for private
placement finders' fees                 --             --             --      --            --        673,333            67
Issuance of common stock
for services performed                  --             --             --      --            --      1,680,000           169
Issuance of common stock
for accrued interest                    --             --             --      --            --         59,589             6
Issuance of options for
services performed                      --             --             --      --            --             --            --
Private placement
finders fees                            --             --             --      --            --             --            --
Net loss, year ended
December 31, 2004                       --             --             --      --            --             --            --
Dividends on convertible
preferred stock                         --             --             --      --            --             --            --
Recognition of expense
on deferred compensation                --             --             --      --            --             --            --
Amortization of discount
on preferred stock                      --             --             --      --     1,930,372             --            --
                               -----------    -----------    -----------   -----   -----------    -----------   -----------
Balances, December 31, 2004        193,190    $       193              1   $  --   $        --    127,837,612   $    12,784
                               ===========    ===========    ===========   =====   ===========    ===========   ===========


                                Additional                                        Total
                                  Paid in       Accumulated      Deferred      Stockholders'
                                  Capital         Deficit      Compensation   Equity (Deficit)
                               ------------    ------------    ------------    ------------
   Balances, January 1, 2004   $ 24,890,819    $(24,316,404)   $   (463,623)   $   (292,079)
Issuance of convertible
preferred stock pursuant
to private equity
placements                        1,991,609              --              --         935,960
Issuance of convertible
preferred stock for
services performed                   28,098              --              --          28,100
Issuance of convertible
preferred stock  for
compensation                         99,983              --              --         100,000
Conversion of
convertible preferred
stock into common  stock             (3,000)             --              --              --
Issuance of common stock
for accrued bonus                    19,648              --              --          19,668
Issuance of common stock
for stock awards                    224,800              --              --         225,000
Issuance of common stock
pursuant to exercise of
options                               2,475              --              --           2,500
Issuance of common stock
for rent                             23,980              --              --          24,000
Issuance of common stock
pursuant to private
equity placements                 1,176,828              --              --       1,178,050
Issuance of common stock
granted for private
placement finders' fees                 (67)             --              --              --
Issuance of common stock
for services performed              139,281              --              --         139,450
Issuance of common stock
for accrued interest                  3,966              --              --           3,972
Issuance of options for
services performed                   30,150              --              --          30,150
Private placement
finders fees                       (132,096)             --              --        (132,096)
Net loss, year ended
December 31, 2004                        --      (2,536,556)     (2,536,556)     (2,536,556)
Dividends on convertible
preferred stock                          --        (173,529)       (173,529)       (173,529)
Recognition of expense
on deferred compensation                 --              --         105,908         105,908
Amortization of discount
on preferred stock                       --      (1,930,372)             --              --
                               ------------    ------------    ------------    ------------
Balances, December 31, 2004      28,496,474    $(28,956,861)   $    (65,636)   $   (513,046)
                               ============    ============    ============    ============



See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
          As Restated - See Notes to Consolidated Financial Statements


                                                                        Year Ended December 31,
                                                                       --------------------------
                                                                          2004           2003
                                                                       -----------    -----------
Cash Flows From Operating Activities
    Net Loss                                                           $(2,536,556)   $(2,653,331)
    Adjustments to Reconcile Net Loss to Net Cash Used by Operations
      Depreciation and amortization                                        166,144        178,447
      Stock/options issued for various expenses                            541,172        867,621
      Recognition of expense - deferred compensation                       105,908         39,457
      Loss on disposition of assets                                         20,703            779
      Bad debt provision                                                      (212)        30,905
      Forgiveness of debt                                                       --          3,745
    Decreases (Increases) in Assets
        Accounts receivable                                                  5,422        (20,952)
        Miscellaneous receivable                                            (9,522)         1,929
        Inventories                                                             --             30
        Prepaid expenses                                                   (27,322)      (128,281)
        Other assets                                                         1,954             --
    Increases (Decreases) in Liabilities
      Accounts payable and accrued expenses                                 17,499       (147,402)
      Deferred revenue                                                      32,732          1,396
      Deferred rental obligation                                            (3,811)        (1,339)
      Deposits payable                                                          --        (14,075)
                                                                       -----------    -----------
        Net Cash Used by Operating Activities                           (1,685,892)    (1,841,071)
                                                                       -----------    -----------
Cash Flows From Investing Activities
    Purchases of equipment, fixtures, and software                          (5,209)        (3,695)
                                                                       -----------    -----------
        Net Cash Used by Investing Activities                               (5,209)        (3,695)
                                                                       -----------    -----------
Cash Flows From Financing Activities
    Dividends paid                                                         (58,991)            --
    Repayment of capital lease obligations                                  (2,805)        (2,981)
    Proceeds from loans payable                                                 --        183,323
    Repayment of loans payable                                            (282,851)       (44,793)
    Proceeds from officer loans                                                 --         83,881
    Proceeds from issuance of common and preferred stock                 1,981,914      1,713,338
                                                                       -----------    -----------
        Net Cash Provided by Financing Activities                        1,637,267      1,932,768
                                                                       -----------    -----------
Net Increase (Decrease) in Cash                                            (53,834)        88,002
Cash at beginning of period                                                 97,978          9,976
                                                                       -----------    -----------
Cash at end of period                                                  $    44,144    $    97,978
                                                                       ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest Paid                                                      $    36,604    $    36,564
                                                                       ===========    ===========
    Taxes Paid                                                         $     1,800    $     2,800
                                                                       ===========    ===========


See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                          Year Ended December 31, 2004
          As Restated - See Notes to Consolidated Financial Statements

Schedule of non-cash investing and financing activities

         In connection with consideration for current consulting services, stock options for
         250,000 common shares were issued                                                         $ 30,150
                                                                                                   ========
         In exchange for accrued interest, 59,589 common shares were issued                        $  3,972
                                                                                                   ========
         In connection with the retirement of accrued bonuses, 196,680 common shares were issued   $ 19,668
                                                                                                   ========
         In connection with consideration for current services, 4,363,333 common shares were
         issued                                                                                    $364,450
                                                                                                   ========
         In exchange for rent, 200,000 common shares were issued                                   $ 24,000
                                                                                                   ========
         In connection with consideration of current year expenses, 250,000 common shares were
         issued in conjunction with an option exercise                                             $  2,500
                                                                                                   ========
         In connection with consideration for current compensation, 16,667 convertible
         preferred shares with attached warrants were issued                                       $100,000
                                                                                                   ========
         In connection with consideration for current consulting services, 1,900 convertible
         preferred shares with attached warrants were issued                                       $ 28,100
                                                                                                   ========


See notes to the consolidated financial statements

              Magnitude Information Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                          Year Ended December 31, 2003
          As Restated - See Notes to Consolidated Financial Statements

Schedule of non-cash investing and financing activities

         In connection with consideration for consulting services, stock options for 1,935,000
         common shares were issued                                                                $ 97,086
                                                                                                  ========
         In connection with consideration for consulting and professional services, stock
         warrants for 1,570,250 common shares were issued                                         $110,698
                                                                                                  ========
         In connection with the retirement of a short-term loan, 220,000 common shares were
         issued                                                                                   $ 22,000
                                                                                                  ========
         In connection with the retirement of accounts payable 30,235 common shares were issued   $  2,116
                                                                                                  ========
         In connection with consideration for current services, 7,781,833 common shares were
         issued                                                                                   $666,977
                                                                                                  ========
         In connection with consideration for current services and accrued interest, 7,405
         preferred shares were issued                                                             $ 78,632
                                                                                                  ========
         In connection with the retirement of short-term loans, 19,593 preferred shares were
         issued                                                                                   $117,560
                                                                                                  ========
         In connection with the purchase of equipment, a capitalized lease obligation resulted    $  8,509
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

      Securities Issued for Services

            The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the intrinsic value method. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/warrant grant is used. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 123, "Accounting for Stock-based Compensation". The statement generally suggests, but does not require, employee stock-based compensation transactions to be accounted for based on the fair value of the services rendered or the fair value of the equity instruments issued, whichever is more reliably measurable. As permitted by the statement, the Company has elected to continue to follow the requirements of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees' for employees under the intrinsic value method. The adoption of SFAS No. 123 does not have a material impact on the financial statements.

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

GOING CONCERN


      As shown in the accompanying financial statements, the Company incurred net losses of $2,536,556 and $2,653,331 during the years ended December 31, 2004 and 2003, respectively, and has a significant working capital deficiency. The ability of the Company to continue as a going concern is dependent on increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's plans are to continue discussions with several potential investors to obtain additional capital in order to alleviate the situation.


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

PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31, 2004:

Equipment                                                               $ 82,924
Furniture and fixtures                                                    72,230
                                                                        --------
                                                                         155,154
Less accumulated depreciation                                            145,157
                                                                        --------
                                                                        $  9,997
                                                                        ========

Depreciation expense charged to operations was $10,225 and $22,529 in 2004 and 2003, respectively.

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following at December 31, 2004:

Accounts payable                                                        $ 79,293
Accrued interest                                                          56,080
Accrued consulting fees                                                  168,292
Accrued commissions                                                       17,537
Accrued professional fees                                                 57,114
Accrued taxes                                                              6,862
Accrued payroll                                                            6,596
Miscellaneous accruals                                                     6,257
                                                                        --------
                                                                        $398,031
                                                                        ========

LOANS PAYABLE

      The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at December 31, 2004:

      On December 4, 1996, Magnitude, Inc. repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue at December 31,
      2004 and no demand for payment has been made.                    $  75,000
                                                                       ---------
                                                                       $  75,000
             Total                                                     =========

NOTES PAYABLE

      At December 31, 1999 the Company had $1,475,000 of notes outstanding related to a June 1995 private placement offering. During 2000 the holders of $1,450,000 worth of notes agreed to accept partial repayment of approximately 30% of the note balances and converted the remaining balances into common shares orconvertible preferred shares. The total amount of non-converted notes outstanding at
      December 31, 2004 is $25,000. Attempts to locate the holder of this
      note, to settle this liability, have been unsuccessful.          $  25,000
                                                                       ---------
             Total                                                     $  25,000
                                                                       =========

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

LONG-TERM DEBT

      Long-term debt as of December 31, 2004 is comprised of the following:

      Pursuant to the February 2, 1998, Agreement and Plan of Merger with
      Rolina Corporation, the Company had issued 155,556 shares (the
      "Shares") of its common stock to the principal of Rolina Corporation who currently serves as the Company's Chief Executive Officer and
      Board Chairman, and had issued a Put Option for such Shares at a price of $2.41 per share in accordance with the provisions contained therein, with notice for exercise eligible to be given at any time after February 1, 2000, and before 5:00 p.m. on the 90th day thereafter. This liability was converted into a Company obligation for $274,890 maturing March 31, 2002 and a demand loan for $100,000 both carrying interest at the rate of 7% per year, subsequently increased to 10%, payable monthly. The demand portion of this note was repaid in April 2002 and the due date for $274,890 of the remaining balance was extended to July 1, 2003. Subsequently, the maturity of the unpaid balance was changed to a portion of $174,890 payable on demand, and a portion of $100,000 due and payable on
      January 2, 2005. During the first quarter of 2004, $175,000 was repaid and the maturity of the unpaid balance was changed to January
      1, 2005, and is currently due upon demand. The obligation includes an option to the holder for conversion of the outstanding principal into shares of the Company's common stock at the rate of $0.06 per
      common share equivalent.                                        $   99,890

      Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in
      24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This
      obligation is in default.                                           33,529
                                                                      ----------
                                                                         133,419
             Total
                  Less current maturities                                133,419
                                                                      ----------
                  Long-term debt, net of current maturities           $        -
                                                                      ==========

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

      The following is a schedule of minimum lease payments due under capital leases at December 31, 2004:

         Year Ending December 31, 2004

         Total minimum capital lease payments                            $ 3,349
         Less amounts representing interest                                  115
                                                                         -------
         Present value of net minimum capital lease payments               3,234
         Less current maturities of capital lease obligations              2,978
                                                                         -------
         Obligations under capital leases, excluding current maturities  $   256
                                                                         =======

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

INCOME TAXES

      The income tax provision (benefit) is comprised of the following:

                                                  Year Ended December 31,
                                                  -----------------------
                                                     2004         2003
                                                  ---------     ---------
      State current provision (benefit)           $(214,618)    $(203,397)
      State deferred provision (benefit)                 --            --
                                                  ---------     ---------
                                                  $(214,618)    $(203,397)
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

      The Company's total deferred tax asset and valuation allowance are as follows:

                                                      December 31,
                                               --------------------------
                                                  2004           2003
                                               -----------    -----------
      Total deferred tax asset, noncurrent     $ 7,882,000    $ 7,274,000
      Less valuation allowance                  (7,882,000)    (7,274,000)
                                               -----------    -----------
      Net deferred tax asset, noncurrent       $        --    $        --
                                               ===========    ===========

      The differences between income tax benefits in the financial statements and the tax benefit computed at the combined state and U.S. Federal statutory rate of 40% are as follows:

                                               Year Ended December 31,
                                          -----------------------------------
                                               2004                2003
                                          ---------------     ---------------
      Tax benefit                              40%                 40%
      Valuation allowance                      40%                 40%
                                          ---------------     ---------------
      Effective tax rate                       --                  --
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

              Magnitude Information Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

STOCK OPTION PLANS - (Continued)

                                                           Qualified and Non-Qualified
                                                          Shares Under Option Pursuant to
                                                                  the 1997 Plan
                                                                   December 31,
                                                               --------------------
                                                                 2004        2003
                                                               --------    --------
      Outstanding, beginning of year                            607,000     607,000
      Granted during the year                                        --          --
      Expired during the year                                  (170,000)         --
       Forfeited during the year                                     --          --
                                                               --------    --------
      Outstanding, end of year (at prices ranging from
         $1.00 to $1.78 per share)                              437,000     607,000
                                                               --------    --------
       Eligible, end of year for exercise (at prices ranging
         from $1.00 to $1.78 per share)                         437,000     607,000
                                                               ========    ========

      At December 31, 2004 and 2003, the weighted average exercise price and weighted average remaining contractual life is $1.01 and $1.06 per share and 1 year 4 months and 1 year 11 months, respectively.

      At December 31, 2004, there were 563,000 shares reserved for future option grants.

                                                                                  Qualified and Non-Qualified
                                                                                Shares Under Option Pursuant to
                                                                                         the 2000 Plan
                                                                                          December 31,
                                                                                    ------------------------
                                                                                       2004          2003
                                                                                    ----------    ----------
      Outstanding, beginning of year                                                 2,818,942     3,053,942
      Granted during the year                                                               --         5,000
      Exercised during the year                                                             --       (50,000)
       Forfeited during the year                                                            --            --
      Expired during the year                                                         (115,500)     (190,000)
                                                                                    ----------    ----------
      Outstanding, end of year (at prices ranging from $0.10 to $1.00)               2,703,442     2,818,942
                                                                                    ----------    ----------
       Eligible, end of year for exercise (at prices ranging from $0.10 to $1.00)    2,703,442     2,818,942
                                                                                    ==========    ==========

      At December 31, 2004 and 2003 the weighted average exercise price and weighted average remaining contractual life is $0.61 and $0.60 per share and 1 year 5 months and 2 years 4 months, respectively.

      At December 31, 2004, there were 2,296,558 shares reserved for future option grants.


      If the Company had used the fair value based method of accounting for its employee stock option plan, as prescribed by Statement of Financial Accounting Standards No. 123, compensation cost in net loss for the years ended December 31, 2004 and 2003 would have increased by $0 and $0, respectively, resulting in net loss of $2,536,556 and $2,653,331 net of tax, respectively, and loss per share of $0.04 and $0.04, respectively. The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend, 0%; risk-free interest rate, 5%; expected volatility, 115%; and expected life (in years) of 4.4.

              Magnitude Information Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

STOCK OPTION PLANS - (Continued)

      The Company also issues options outside of the Stock Incentive Plans which are comprised as follows:

                                                                               December 31,
                                                                         ------------------------
                                                                            2004          2003
                                                                         ----------    ----------
      Outstanding, beginning of year                                      9,054,866     7,174,866
      Granted during the year                                               250,000     2,180,000
      Exercised during the year                                            (250,000)           --
      Forfeited during the year                                                  --      (250,000)
      Expired during the year                                              (485,000)      (50,000)
                                                                         ----------    ----------
      Outstanding, end of year (at prices ranging from $0.07 to $1.00)    8,569,866     9,054,866
                                                                         ----------    ----------
      Eligible, end of year (at prices ranging from $0.07 to $1.00)       8,569,866     9,054,866
                                                                         ==========    ==========

      At December 31, 2004 and 2003 the weighted average exercise price and weighted average remaining contractual life is $0.32 and $0.34 per share, and 3 years 9 months and 4 years 7 months, respectively.

WARRANTS

      The Company granted common stock purchase warrants between May 1, 1998 and December 31, 2004 which are comprised as follows:

                                                                              December 31,
                                                                        --------------------------
                                                                            2004           2003
                                                                        -----------    -----------
      Outstanding, beginning of year                                     11,973,018      7,398,164
      Granted during the year                                            20,433,000      9,241,599
      Exercised during the year                                                  --     (3,552,752)
      Forfeited during the year                                                  --        (27,780)
      Expired during the year                                            (1,717,419)    (1,086,213)
                                                                        -----------    -----------
      Outstanding, end of year (at prices ranging from $.15 to $1.00)    30,688,599     11,973,018
                                                                        ===========    ===========
      Callable, end of year (at $2.00)                                           --        100,000
                                                                        ===========    ===========

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

              Magnitude Information Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

COMMITMENTS AND CONTINGENCIES (continued)

      Under the lease agreement, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:

              Year Ending December 31,
                 2005                              $101,309
                 2006                               120,000
                 2007                              $ 30,000
                                                   --------
                 Total minimum payments            $251,309
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

              Magnitude Information Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

RESTATEMENT OF RESULTS

      The Company has restated its financial statements for the years ended December 31, 2003 and 2004. The restated financial results reflect a revision in its accounting procedures related to the valuation of securities such as restricted stock and stock options and warrants issued to non-employees for services performed. Its original financial statements reflected a valuation of such instruments based on the market price for the Company's common stock, less a discount of 50% which in the Company's opinion compensated for the trading nature of the market for the common stock and the liquidity constraints associated with these securities. The Company has reconsidered this valuation approach and is restating its financial results, eliminating the 50% discount. The impact of these adjustments of the Company's financial results as originally reported is summarized below:


                                                         Year Ended December 31, 2003
                                                          As Reported     As Restated
      Retained earnings (deficit)                        $(23,705,641)   $(24,316,404)
      Discount on Preferred Stock                            (630,896)       (874,566)
      Additional paid-in capital                           23,950,614      24,890,819
      Total stockholders' equity (impairment)                (377,851)       (463,623)
      Working capital (deficiency)                           (968,183)     (1,086,773)
      Net (loss)                                           (2,337,881)     (2,653,331)
      Loss per share (after dividends and amortization   $      (0.04)   $      (0.04)
           of discount on Preferred Stock)

                                                         Year Ended December 31, 2004
                                                          As Reported     As Restated
      Retained earnings (deficit)                        $(27,992,998)   $(28,956,861)
      Additional paid-in capital                           27,499,793      28,496,474
      Total stockholders' equity (impairment)                (480,228)       (513,046)
      Working capital (deficiency)                           (977,831)     (1,010,649)
      Net (loss)                                           (2,483,602)     (2,536,556)
      Loss per share (after dividends and amortization   $      (0.04)   $      (0.05)
           of discount on Preferred Stock)


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