Form 10QSB/A
period 2005-03-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2005-10-28
CIK 838796

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

Explanatory Note

This Form 10-QSB/A is being filed for the purpose of restating the financial statements for the quarter ended March 31, 2005 as contained in the Company's Form 10-QSB filed with the U.S. Securities and Exchange Commission on May 16, 2005. The restatement involves an increase in operating expenses amounting to $10,939. It also involves the reclassification of certain equity positions in connection with securities issued between 2003 and 2005 and a reclassification of deferred compensation which, however, does not affect stockholders' equity.

See Note 14 in the notes to the consolidated financial statements for further information relating to the restatement. This Form 10-QSB/A has not been updated for events or information subsequent to the date of filing of the original Form 10-QSB, except in connection with the foregoing.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX

                                                                           Page
                                                                          Number
                                                                          ------

PART 1   - FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited) - as restated

         Consolidated Balance Sheet
          - March 31, 2005                                               3

         Consolidated Statements of Operations
          - Three months ended March 31, 2005 and 2004                   4

         Consolidated Statements of Cash Flows
          - Three months ended March 31, 2005 and 2004                   5

         Notes to Consolidated Financial Statements                      6 - 12

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       13

Item 3   Controls and Procedures                                         14

PART II  - OTHER INFORMATION                                             15 - 16

SIGNATURES                                                               17

                                 [letterhead of
                      Rosenberg Rich Baker Berman & Company
                   380 Foothill Road, Bridgewater, New Jersey]

To Stockholders and Board of Directors of
Magnitude Information Systems, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Magnitude Information Systems, Inc. and Subsidiaries as of March 31, 2005, and the related consolidated statements of operations and statements of cash flows, for the three months ended March 31, 2005 and 2004. These financial statements are the responsibility of the Company's Management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

As discussed in the notes to the consolidated financial statements, certain conditions indicate that the Company may be unable to continue as a going-concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be able to continue as a going-concern.


                                       /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
May 6, 2005, except as to Note 14,
as to which the date is October 26, 2005

PART I - Item 1 Financial Statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                           March 31, 2005 (Unaudited)
                            As Restated - See Note 14

Assets
     Current Assets
       Cash ....................................................................      $      242,334
       Accounts receivable, net of allowance for
         doubtful accounts of $0 ...............................................               9,404
       Inventory ...............................................................               6,214
       Prepaid expenses ........................................................              80,905
       Miscellaneous receivables ...............................................               5,052
                                                                                      --------------
         Total Current Assets ..................................................             343,909
     Property and equipment, net of accumulated
     depreciation of $147,899 ..................................................               9,416
     Software, net of accumulated amortization of $1,077,642 ...................             429,648
     Deposits ..................................................................              21,829
                                                                                      --------------
         Total Assets ..........................................................             804,802
                                                                                      ==============
Liabilities and Stockholders' Equity (Impairment)

     Current Liabilities
       Accounts payable and accrued expenses ...................................             295,397
       Deferred revenue ........................................................              38,944
       Deferred rental obligation ..............................................               1,045
       Dividends payable .......................................................             501,466
       Loans payable ...........................................................              75,000
       Notes payable ...........................................................              25,000
       Current maturities of long-term debt ....................................             133,419
       Current maturities of capitalized lease obligations .....................               2,978
                                                                                      --------------
         Total Current Liabilities .............................................           1,073,249
     Capitalized lease obligations, less current portion .......................                 256
                                                                                      --------------
         Total Liabilities .....................................................           1,073,505

Stockholders' Equity (Impairment)
     Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
     2,500 shares have been designated Cumulative Preferred Stock,
     of which 1 share is issued and outstanding ................................                   0
     300,000 shares have been designated Series A Convertible Preferred Stock,
     350,000 shares have been designated Series B Convertible Preferred Stock,
     120,000 shares have been designated Series C Convertible Preferred Stock,
     500,000 shares have been designated Series D Convertible Preferred Stock,
     500,000 shares have been designated Series E Convertible Preferred Stock,
     of which a combined total 193,190 shares are issued and outstanding .......                 193
     Common Stock, $0.0001 par value, 200,000,000 shares authorized;
     issued and outstanding 136,687,612 shares .................................              13,669
     Additional paid-in capital ................................................          29,348,389
     Accumulated deficit .......................................................         (29,587,197)
     Deferred compensation .....................................................             (43,757)
                                                                                      --------------
         Total Stockholders' Equity (Impairment) ...............................            (268,703)

         Total Liabilities and Equity (Impairment) .............................      $      804,802
                                                                                      ==============

The accompanying notes are an integral part of the consolidated financial statements.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                            As Restated - See Note 14

                                                        Three Months Ended
                                                             March 31,
                                                     2005                2004
                                                ---------------     ---------------
Total Revenues ...........................      $        19,264     $        44,580

     Cost of Goods Sold ..................               36,367              38,955
                                                ---------------     ---------------

Gross Profit (Loss) ......................              (17,103)              5,625

     Selling expenses ....................               96,219             118,237
     Stock-based compensation (see below).               66,123             150,055
     Research and development cost .......                2,500               1,530
     General and administrative expenses .              433,740             445,758
                                                ---------------     ---------------

Loss From Operations .....................             (615,685)           (709,955)

Other Income (Expense)
     Miscellaneous income ................               17,537                  --
     Interest income .....................                    2                 160
     Interest expense ....................               (3,182)             (5,956)
                                                ---------------     ---------------
            Total Other Income (Expense) .               14,357              (5,796)
                                                ---------------     ---------------

Loss Before Provision for Income Taxes ...             (601,328)           (715,751)

     Provision for Income Taxes ..........                 (630)                 --
                                                ---------------     ---------------
Net Loss .................................      $      (601,958)    $      (715,751)
                                                ===============     ===============

Dividends on Preferred Stock .............              (28,379)           (773,816)
                                                ---------------     ---------------
Net Loss Applicable to Common Shareholders      $      (630,337)    $    (1,489,567)
                                                ===============     ===============
Net Loss per Common Share ................      $        (0.005)    $        (0.019)
                                                ===============     ===============
Weighted Average Number of
     Common Shares Outstanding ...........          132,657,612          78,136,586
                                                ===============     ===============

All of the stock-based compensation relates to selling, general and administrative expenses.

The accompanying notes are an integral part of the consolidated financial statements.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            As Restated - See Note 14

                                                                  Three Months Ended
                                                                       March 31,
                                                                 2005            2004
                                                             -----------     -----------
Cash Flows from Operating Activities
     Net Loss .........................................      $  (601,958)    $  (715,751)
     Adjustments to Reconcile Net Loss
     to Net Cash Used by Operations
        Depreciation and amortization .................           39,126          41,453
        Securities issued for various expenses ........          182,800         276,350
        Recognition of expenses - deferred compensation           21,878          26,477
     Decreases (Increases) in Assets
        Accounts receivable ...........................           21,227          14,827
        Miscellaneous receivables .....................            6,270              --
        Prepaid expenses ..............................          (24,912)       (179,419)
        Other assets ..................................               --           5,693
     Increases (decreases) in Liabilities
        Deferred revenues .............................          (10,429)         50,041
        Accounts payable and accrued expenses .........         (102,632)       (111,894)
                                                             -----------     -----------
Net Cash Used by Operating Activities .................         (468,630)       (592,223)

Cash Flows from Investing Activities
     Purchases of equipment and fixtures ..............           (2,160)         (3,443)
                                                             -----------     -----------
Net Cash Used by Investing Activities .................           (2,160)         (3,443)

Cash Flows from Financing Activities
     Dividends paid ...................................           (1,020)             --
     Repayment of loans and notes .....................               --        (282,851)
     Issuance of common and preferred stock ...........          670,000         881,364
                                                             -----------     -----------
Net Cash Provided by Financing Activities .............          668,980         598,513

Net Increase in Cash ..................................          198,190           2,847
Cash at Beginning of Period ...........................           44,144          97,978
                                                             -----------     -----------
Cash at End of Period .................................      $   242,334     $   100,825
                                                             ===========     ===========

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

      Basis of Presentation

            The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

            In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2005, the results of operations for the three months ended March 31, 2005 and 2004, and the cash flows for the three months ended March 31, 2005 and 2004, have been included.

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

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

      Revenue Recognition

            The Company's revenue recognition policy for software sales is in accordance with Accounting Statement of Position (SOP) 97-2 "Software Revenue Recognition" and SOP 98-9 "Software Revenue recognition" which modifies SOP 97-2. Revenue is recognized at the time of licensing provided that the resulting receivable is deemed probable of collection and is fixed or determinable. Revenue from software maintenance contracts is recognized ratably as earned. When a sales contract includes multiple elements, revenues are allocated to the various elements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

(3) CONCENTRATIONS OF BUSINESS AND CREDIT RISK

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

(4) PREPAID EXPENSES

      Prepaid Expenses at the end of the quarter included $38,724 for prepaid services, and approximately $41,000 prepaid rent and insurance costs.

(5) PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at March 31, 2005:

            Equipment                                                   $ 85,084
            Furniture and fixtures                                        72,231
                                                                        --------

                                                                         157,315

            Less accumulated depreciation                                147,899
                                                                        --------

                                      Total                             $  9,416
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

(7) DEFERRED REVENUES

      Deferred revenues at March 31, 2005 consist of prepaid software maintenance and support charges which are amortized ratably over the remaining duration of the underlying maintenance agreements.

(8) LOANS PAYABLE

      The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at March 31, 2005:

      On December 4, 1996, Magnitude, Inc. repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue at March 31, 2005 and no demand
      for payment has been made                                                       $    75,000
                                                                                      -----------

            Total                                                                     $    75,000
                                                                                      ===========

(9) NOTES PAYABLE

      At December 31, 1999 the Company had $1,475,000 of notes outstanding related to a June 1995 private placement offering. During 2000 the holders of $1,450,000 worth of notes agreed to accept partial repayment of approximately 30% of the note balances and converted the remaining balances into common shares or convertible preferred shares. The total amount of non-converted notes outstanding at March 31, 2005 is $25,000
      Attempts to locate the holder of this note, to settle this liability, have
      been unsuccessful                                                               $    25,000
                                                                                      -----------

             Total                                                                    $    25,000
                                                                                      ===========

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

(10) LONG-TERM DEBT

            Long-term debt as of March 31, 2005 is comprised of the following:

            Pursuant to the February 2, 1998, Agreement and Plan of Merger with
            Rolina Corporation, the Company had issued 155,556 shares (the
            "Shares") of its common stock to the principal of Rolina Corporation who currently serves as the Company's Chief Executive Officer and
            Board Chairman, and had issued a Put Option for such Shares at a price of $2.41 per share in accordance with the provisions contained therein, with notice for exercise eligible to be given at any time after February 1, 2000, and before 5:00 p.m. on the 90th day thereafter. This liability was converted into a Company obligation for $274,890 maturing March 31, 2002 and a demand loan for $100,000 both carrying interest at the rate of 7% per year, subsequently increased to 10%, payable monthly. The demand portion of this note was repaid in April 2002 and the due date for $274,890 of the remaining balance was extended to July 1, 2003. Subsequently, the maturity of the unpaid balance was changed to a portion of $174,890 payable on demand, and a portion of $100,000 due and payable on
            January 2, 2005. During the first quarter of 2004, $175,000 was repaid and the maturity of the unpaid balance was changed to January
            1, 2005, and is currently due upon demand. The obligation includes an option to the holder for conversion of the outstanding principal into shares of the Company's common stock at the rate of $0.06 per
            common share equivalent                                                   $    99,890

            Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in
            24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This
            obligation is in default                                                       33,529
                                                                                      -----------
                                                                                          133,419
             Total
                  Less current maturities                                                 133,419
                                                                                      -----------
                  Long-term debt, net of current maturities                           $        --
                                                                                      ===========

(11) INCOME TAXES

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

(12) CAPITALIZED LEASE OBLIGATIONS

            The Company leases office equipment under a non-cancelable capital lease agreement expiring in January 2006. The capital lease obligation has been recorded at the present value of future minimum lease payments, discounted at an interest rate of 6.00%. The capitalized cost of equipment at December 31, 2004 amounted to $2,442 net of accumulated depreciation of $6,067.

            The following is a schedule of minimum lease payments due under capital leases at December 31, 2004:

            Total minimum capital lease payments                                $      3,349
            Less amounts representing interest                                           115
                                                                                ------------
            Present value of net minimum capital lease payments                        3,234
            Less current maturities of capital lease obligations                       2,978
                                                                                ------------
            Obligations under capital leases, excluding current maturities      $        256
                                                                                ============

(13) COMMITMENTS AND CONTINGENCIES

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

      Under the lease agreement, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:

            Year Ending December 31,

                     2005                                 $    101,309
                     2006                                      120,000
                     2007                                 $     30,000
                                                          ------------
                              Total minimum payments      $    251,309
                                                          ============

      Employment Agreements

            The Company has entered into employment agreements with certain key personnel which provide for a base salary, yearly bonuses in common stock and/or options of the Company and other benefits. Termination of the agreements may be made by either party with advance notice.

(14) RESTATEMENT OF RESULTS

            The Company has restated its financial statements for the years ended December 31, 2003 and 2004 and the first quarter in 2005. The restated financial results reflect a revision in its accounting procedures related to the valuation of securities such as restricted stock and stock options and warrants issued to non-employees for services performed. Its original financial statements reflected a valuation of such instruments based on the market price for the Company's common stock, less a discount of 50% which in the Company's opinion compensated for the trading nature of the market for the common stock and the liquidity constraints associated with these securities. The Company has since reconsidered this valuation approach and is restating its financial results, eliminating the 50% discount. The major impact of these changes is a decrease in the Retained Earnings and an increase in the Additional paid-in Capital positions. The adjustments of the Company's financial results as originally reported are summarized below:

                                                      Three Months Ended March 31, 2005
                                                     As Reported              As Restated
Prepaid expenses                                   $      102,783           $       80,905
Retained earnings (deficit)                           (28,612,395)             (29,587,197)
Additional paid-in capital                             28,351,708               29,348,389
Total stockholders' equity (impairment)                  (246,825)                (268,703)
Deferred compensation                                          --                  (43,757)
Working capital (deficiency)                             (707,462)                (729,340)
Net (loss)                                               (591,019)                (601,958)
Loss per share                                     $       (0.005)          $       (0.005)

      Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Our marketing efforts during the quarter were focused on broadening our cooperative programs with our strategic partners, Aon Risk Services Division and U.S. HealthWorks, whereby Magnitude will jointly market our ErgoEnterprise(TM) software solutions to clients of both firms. We expect these ventures to produce tangible results in terms of software licensing contracts during the upcoming quarters in 2005. No such sales were as yet recorded during the first quarter ended March 31, 2005 which yielded revenues of only $19,264, compared to the $44,580 achieved in the first quarter of 2004.

Gross profits for the quarter amounted to negative $17,103, as a result of a fixed charge for amortization of certain proprietary software assets. Such software assets underlie the Company's products and are being amortized on a straight line over 10 years, resulting in a level charge of approximately $12,000 per month to cost-of-goods-sold. Our expense and cost structure was essentially unchanged from prior periods, and, after deducting selling - and general and administrative expenses of $598,582 which significantly decreased from the $702,342 recorded in 2004, the Company realized an operating loss of $615,685, compared to an operating loss of $709,955 in 2004. The decrease in expenses was primarily attributable to lesser expenditures in non-cash transactions for compensation and services. Non-operating income and expenses consisted of $3,182 interest expense and a credit of $17,537 for cancellation of accruals for prior year expenses. The period result was a net loss of $601,958, compared to a loss of $715,751 for the same period in 2004.

After accounting for dividend accruals on outstanding preferred stock which totaled $28,379, the net loss for the quarter applicable to common shareholders was $630,337 or less than $0.01 per share, compared to a loss of $1,489,567 or $0.02 per share for the same quarter in the previous year.

Liquidity and Capital Resources

In the absence of cash flow from operations, required working capital to finance ongoing operations was supplied almost entirely from new equity capital. The Company attracted almost $670,000 in new equity funding in the form of cash.

At March 31, 2005, the deficit in working capital amounted to $729,340 as compared to $1,010,649 at December 31, 2004. Stockholders' equity showed an impairment of $268,703 at the end of the quarter, compared to an impairment of $513,046 at the beginning of the year. The negative cash flow from operations totaled approximately $469,000 and was substantially financed by new equity which was obtained through private placements. The new equity placements were consummated by issuance of common stock and convertible preferred stock to accredited private investors in the United States. Details of such transactions can be found in the "Changes and Issuance of Securities" section of this report. In April 2005 the Company had filed a new registration statement on Form SB-2 and amendments to three previously filed registration statements on Form SB-2, all of which covered common shares directly issued as well as common shares underlying the previously issued convertible preferred stock and warrants, in connection with these and prior financing transactions. These filings were made on behalf of certain investors in the Company's equities and proceeds of any sales of such registered securities will accrue entirely to such investors.

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

Item 3. Controls and Procedures

Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on March 31, 2005. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2005 to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Securities Exchange Act of 1934, as amended.

On the date we filed this report, we also reported in a Current Report on Form 8-K that we would be restating our financial statements to reclassify the beneficial conversion rights of certain convertible securities and of certain deferred compensation and revalue certain securities issued for services rendered. We reported in our current report on Form 8-K today that we would be restating our results for the fiscal year ended December 31, 2004. The restatements add $315,450 to the net loss in 2003 and $52,954 to the net loss in 2004, whereby both amounts, however, are being offset by similar credits to Paid-in Capital, as a consequence of which there was no material effect on total stockholders' equity. In addition, the reclassifications and revaluations give rise to corrections in the reported dividends positions and per-share earnings figures in these past periods which again, however, do not materially affect total stockholders' equity.

The condensed financial statements contained in this Report on Form 10-QSB/A reflect the carry-forward effect of the restatements of past periods.

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

That conclusion was discussed with, and approved by, the Audit Committee of our Board of Directors. Our CEO and our CFO reviewed with our management whether our need to restate our financial statements affected their conclusions, set forth under the caption Evaluation of Disclosure Controls and Procedures in our Annual Report on Form 10-KSB for the year ended December 31, 2004 and our Form 10-QSB for the quarter ended March 31, 2005, that our disclosure controls and procedures were effective as of those dates to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Securities Exchange Act of 1934, as amended.

In connection with this review, our CEO and CFO noted that our decision to restate our financial statements did not call into question whether the relevant information was recorded, processed, summarized or reported within the time periods specified in the SEC's rules and forms. It also did not involve any issue about whether information required to be disclosed in the reports we file under the Exchange Act was accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Rather, the restatements resulted solely from reconsideration of two decisions made by management regarding how generally accepted accounting principles required two particular items of information, that were properly recorded in our financial records and made available to our management in a timely manner, to be classified and valued on our financial statements. Our CEO and CFO do not find that management's subsequent decision, that its prior classification and valuation were not in accordance with generally accepted accounting principles, raises any question about whether our disclosure controls and procedures were effective to ensure that required information was disclosed to them as appropriate to allow timely decisions regarding required disclosure. Therefore, based on that review, our CEO and our CFO determined that their prior conclusions, that our disclosure controls and procedures were effective at December 31, 2004, had not changed.

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2005. That evaluation did not identify any changes that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MAGNITUDE INFORMATION SYSTEMS, INC.


Date: October 26, 2005                  By: /s/ Steven D. Rudnik
                                            ------------------------------------
                                            Steven D. Rudnik
                                            Chairman and Chief Executive Officer