Form 10QSB/A
period 2005-06-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2005-10-28
CIK 838796

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

                         Commission file number 33-20432

                       MAGNITUDE INFORMATION SYSTEMS, INC.
                       -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                        Delaware                     75-2228828
            --------------------------------------------------------
            (State or other Jurisdiction of        (IRS Employer
             Incorporation or Organization)      Identification No.)

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

Explanatory Note

This Form 10-QSB/A is being filed for the purpose of restating the financial statements for the quarter ended June 30, 2005 as contained in the Company's Form 10-QSB filed with the U.S. Securities and Exchange Commission on August 15, 2005. The restatement involves an increase in operating expenses amounting to $10,939. It also involves the reclassification of certain equity positions in connection with securities issued between 2003 and 2005 and a reclassification of deferred compensation which, however, does not affect stockholders' equity.

See Note 15 in the notes to the consolidated financial statements for further information relating to the restatement. This Form 10-QSB/A has not been updated for events or information subsequent to the date of filing of the original Form 10-QSB, except in connection with the foregoing.

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

                                 [letterhead of
                      Rosenberg Rich Baker Berman & Company
                   380 Foothill Road, Bridgewater, New Jersey]

To Stockholders and Board of Directors of
Magnitude Information Systems, Inc. and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Magnitude Information Systems, Inc. and Subsidiaries as of June 31, 2005, and the related consolidated statements of operations and statements for the three months and six months ended June 30, 2005 and 2004 and the related cash flows, for the six months ended June 30, 2005 and 2004. These financial statements are the responsibility of the Company's Management.

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


                                       /s/ Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
May 6, 2005, except as to Note 15,
as to which the date is October 26, 2005

PART I - Item 1 Financial Statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                            June 30, 2005 (Unaudited)
                            As Restated - See Note 15

Assets
     Current Assets
       Cash ....................................................................      $       33,675
       Accounts receivable, net of allowance for
       doubtful accounts of $0 .................................................              47,175
       Inventory ...............................................................               6,214
       Prepaid expenses ........................................................              63,372
       Miscellaneous receivables ...............................................               2,404
                                                                                      --------------
         Total Current Assets ..................................................             152,840
     Prepaid expenses, less current portion ....................................               2,843
     Property and equipment, net of accumulated
     depreciation of $150,282 ..................................................               7,032
     Software, net of accumulated amortization of $1,114,027 ...................             393,263
     Deposits ..................................................................              21,829
                                                                                      --------------
         Total Assets ..........................................................             577,807
                                                                                      ==============
Liabilities and Stockholders' Equity (Impairment)

     Current Liabilities
       Accounts payable and accrued expenses ...................................             271,768
       Deferred revenue ........................................................              34,123
       Deferred rental obligation ..............................................               1,045
       Dividends payable .......................................................             529,845
       Loans payable ...........................................................              75,000
       Notes payable ...........................................................              54,500
       Current maturities of long-term debt ....................................             133,419
       Current maturities of capitalized lease obligations .....................               2,978
                                                                                      --------------
         Total Current Liabilities .............................................           1,102,678
     Capitalized lease obligations, less current portion .......................                 256
                                                                                      --------------
         Total Liabilities .....................................................           1,102,934

Stockholders' Equity (Impairment)
     Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
     2,500 shares have been designated Cumulative Preferred Stock,
     of which 1 share is issued and outstanding ................................                   0
     300,000 shares have been designated Series A Convertible Preferred Stock,
     350,000 shares have been designated Series B Convertible Preferred Stock,
     120,000 shares have been designated Series C Convertible Preferred Stock,
     500,000 shares have been designated Series D Convertible Preferred Stock,
     500,000 shares have been designated Series E Convertible Preferred Stock,
     of which a combined total 193,190 shares are issued and outstanding .......                 193
     Common Stock, $0.0001 par value, 200,000,000 shares authorized;
     issued and outstanding 139,687,612 shares .................................              13,969
     Additional paid-in capital ................................................          29,756,869
     Accumulated (deficit) .....................................................         (30,202,213)
     Deferred compensation .....................................................             (93,945)
                                                                                      --------------
         Total Stockholders' Equity (Impairment) ...............................            (525,127)

         Total Liabilities and Equity (Impairment) .............................      $      577,807
                                                                                      ==============

The accompanying notes are an integral part of the consolidated financial statements.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                            As Restated - See Note 15

                                                        Three Months Ended                       Six Months Ended
                                                             June 30,                                 June 30,
                                                     2005                2004                2005                2004
                                                ---------------     ---------------     ---------------     ---------------
Total Revenues ...........................      $        45,569     $        20,294     $        64,833     $        64,874

     Cost of Goods Sold ..................               36,375              39,066              72,742              78,021
                                                ---------------     ---------------     ---------------     ---------------
Gross Profit (Loss) ......................                9,194             (18,772)             (7,909)            (13,147)

     Selling expenses ....................              116,399             111,412             212,618             229,649
     Stock-based compensation (see below).               57,852              85,978             123,975             236,033
     Research and development cost .......               12,118                  --              14,618               1,530
     General and administrative expenses .              405,073             343,174             838,813             788,932
                                                ---------------     ---------------     ---------------     ---------------

Loss from Operations .....................             (582,248)           (559,336)         (1,197,933)         (1,269,291)

Other Income (Expense)
     Miscellaneous income ................                   --                  --              17,537                  --
     Misc. non-operating expenses ........                   --             (14,489)                 --             (14,489)
     Interest income .....................                    4                 160                   6                 186
     Interest expense ....................               (4,392)             (3,567)             (7,574)             (9,389)
                                                ---------------     ---------------     ---------------     ---------------
         Total Other Income (Expense) ....               (4,388)            (17,896)              9,969             (23,692)
                                                ---------------     ---------------     ---------------     ---------------

Loss before Provision for Income Taxes ...             (586,636)           (577,232)         (1,187,964)         (1,292,983)

     Provision for income taxes ..........                   --                  --                (630)                 --
                                                ---------------     ---------------     ---------------     ---------------

Net Loss .................................      $      (586,636)    $      (577,232)    $    (1,188,594)    $    (1,292,983)
                                                ===============     ===============     ===============     ===============

Dividends on Preferred Stock .............               28,380             835,899              56,759           1,609,715
                                                ---------------     ---------------     ---------------     ---------------

Net Loss applicable to Common Shareholders      $      (615,016)    $    (1,413,131)    $    (1,245,353)    $    (2,902,698)
                                                ===============     ===============     ===============     ===============
Net Loss per Common Share ................      $        (0.004)    $        (0.017)    $        (0.009)    $        (0.036)
                                                ===============     ===============     ===============     ===============
Weighted Average Number of
     Common Shares Outstanding ...........          139,104,279          81,805,474         135,880,945          79,971,031
                                                ===============     ===============     ===============     ===============

All of the stock-based compensation relates to selling, general and administrative expenses.

The accompanying notes are an integral part of the consolidated financial statements.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                            As Restated - See Note 15

                                                                   Six Months Ended
                                                                       June 30,
                                                                2005              2004
                                                            ------------      ------------
Cash Flows from Operating Activities
     Net Loss ........................................      $ (1,188,594)     $ (1,292,983)
     Adjustments to Reconcile Net Loss
     to Net Cash Used by Operations
        Depreciation and amortization ................            77,894            82,982
        Securities issued for various expenses .......           288,738           314,300
        Recognition of expense - deferred compensation           (71,690)           26,477
Decreases (Increases) in Assets
        Accounts receivable ..........................           (16,544)           34,432
        Miscellaneous receivables ....................             8,918                --
        Inventories ..................................                --            14,489
        Prepaid expenses .............................            (7,379)         (129,101)
        Other assets .................................                --            10,577
     Increases (Decreases) in Liabilities
        Deferred revenues ............................           (15,249)           38,925
        Accounts payable and accrued expenses ........          (126,263)          (66,069)
                                                            ------------      ------------
Net Cash Used by Operating Activities ................          (906,789)         (965,971)

Cash Flows from Investing Activities
     Purchases of equipment and fixtures .............            (2,160)           (3,443)
                                                            ------------      ------------
Net Cash Used by Investing Activities ................            (2,160)           (3,443)

Cash Flows from Financing Activities
     Proceeds from loans and notes payable ...........            29,500                --
     Repayment of loans and notes ....................                --          (282,851)
     Payment of dividends ............................            (1,020)             (900)
     Issuance of common and preferred stock ..........           870,000         1,165,114
                                                            ------------      ------------
Net Cash Provided by Financing Activities ............           898,480           881,363

Net Decrease in Cash .................................           (10,469)          (88,051)
Cash at Beginning of Period ..........................            44,144            97,978
                                                            ------------      ------------
Cash at End of Period ................................      $     33,675      $      9,927
                                                            ============      ============

SUPPLEMENTAL INFORMATION

In May 2005 the Company issued common stock and warrants to the Company's president and chief executive officer in lieu of $100,000 in salary, of which $72,067 is for future services at June 30, 2005 and is recorded as deferred compensation.

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

4. PREPAID EXPENSES

      Prepaid Expenses at the end of the quarter included $23,051 for prepaid services and approximately $42,000 prepaid rent and insurance costs.

5. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at June 30, 2005:

            Equipment                                       $ 85,084
            Furniture and fixtures                            72,230
                                                            --------
                                                             157,314

            Less accumulated depreciation                    150,282
                                                            --------

                                      Total                 $  7,032
                                                            ========

      Depreciation expense charged to operations was $5,125 and $5,021 in the first six months of 2005 and 2004, respectively.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at June 30, 2005:

            Accounts payable                                $128,681

            Accrued interest                                  58,602

            Accrued salaries                                  27,841

            Accrued professional fees                         51,644

            Miscellaneous accruals                             5,000
                                                            --------

                                  Total                     $271,768
                                                            ========

7. DEFERRED REVENUES

      Deferred revenues at June 30, 2005 consist of prepaid software maintenance and support charges which are amortized ratably over the remaining duration of the underlying maintenance agreements.

8. LOANS PAYABLE

      The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at June 30, 2005:

      On December 4, 1996, Magnitude, Inc. repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue at June 30, 2005 and no demand
      for payment has been made                                                       $    75,000
                                                                                      -----------

             Total                                                                    $    75,000
                                                                                      ===========

9. NOTES PAYABLE

      At December 31, 1999 the Company had $1,475,000 of notes outstanding related to a June 1995 private placement offering. During 2000 the holders of $1,450,000 worth of notes agreed to accept partial repayment of approximately 30% of the note balances and converted the remaining balances into common shares or convertible preferred shares. The total amount of non-converted notes outstanding at June 30, 2005 is $25,000
      Attempts to locate the holder of this note, to settle this liability, have
      been unsuccessful                                                                    25,000

      During the second quarter in 2005, the Company's president extended a short term loan evidenced by a promissory note issued by the Company. The loan carries interest at the rate of 10% p.a. and a loan origination fee
      of $1,180                                                                       $    29,500
                                                                                      -----------

             Total                                                                    $    54,500
                                                                                      ===========

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

10. LONG-TERM DEBT

      Long-term debt as of June 30, 2005 is comprised of the following:

      Pursuant to the February 2, 1998, Agreement and Plan of Merger with Rolina
      Corporation, the Company had issued 155,556 shares (the "Shares") of its common stock to the principal of Rolina Corporation who currently serves as the Company's Chief Executive Officer and Board Chairman, and had
      issued a Put Option for such Shares at a price of $2.41 per share in accordance with the provisions contained therein, with notice for exercise eligible to be given at any time after February 1, 2000, and before 5:00
      p.m. on the 90th day thereafter. This liability was converted into a
      Company obligation for $274,890 maturing March 31, 2002 and a demand loan for $100,000 both carrying interest at the rate of 7% per year, subsequently increased to 10%, payable monthly. The demand portion of this note was repaid in April 2002 and the due date for $274,890 of the remaining balance was extended to July 1, 2003. Subsequently, the maturity of the unpaid balance was changed to a portion of $174,890 payable on demand, and a portion of $100,000 due and payable on January 2, 2005
      During the first quarter of 2004, $175,000 was repaid and the maturity of the unpaid balance was changed to "due upon demand". The obligation includes an option to the holder for conversion of the outstanding principal into shares of the Company's common stock at the rate of $0.06
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
                                                                                      ===========

11. INCOME TAXES

      The Company's total deferred tax asset and valuation allowance are as follows:

                                                          December 31,
                                                              2004
                                                        ---------------
            Total deferred tax asset, non-current       $     7,882,000
            Less valuation allowance                         (7,882,000)
                                                        ---------------
            Net deferred tax asset, non-current         $            --
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

      The following is a schedule of minimum lease payments due under capital leases at December 31, 2004:

            Total minimum capital lease payments                                $     3,349
            Less amounts representing interest                                          115
                                                                                -----------
            Present value of net minimum capital lease payments                       3,234
            Less current maturities of capital lease obligations                      2,978
                                                                                -----------
            Obligations under capital leases, excluding current maturities      $       256
                                                                                ===========

13. DEFERRED COMPENSATION

      Deferred compensation included $72,067 representing the unamortized portions of the value of restricted stock and warrants issued to the Company's president in lieu of cash salary (see "Related Party Transactions").

14. COMMITMENTS AND CONTINGENCIES

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

      Under the lease agreement, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:

            Year Ending December 31,
            ------------------------
                     2005                                 $    60,000
                     2006                                     120,000
                     2007                                 $    30,000
                                                          -----------
                              Total minimum payments      $   210,000
                                                          ===========

Employment Agreements

      The Company has entered into employment agreements with certain key personnel which provide for a base salary, yearly bonuses in common stock and/or options of the Company and other benefits. Termination of the agreements may be made by either party with advance notice.

15. RESTATEMENT OF RESULTS

      The Company has restated its financial statements for the years ended December 31, 2003 and 2004 and for the quarters ended March 31, 2005 and June 30, 2005. The restated financial results reflect a revision in its accounting procedures related to the valuation of securities such as restricted stock and stock options and warrants issued to non-employees for services performed. Its original financial statements reflected a valuation of such instruments based on the market price for the Company's common stock, less a discount of 50% which in the Company's opinion compensated for the trading nature of the market for the common stock and the liquidity constraints associated with these securities. The Company has reconsidered this valuation approach and is restating its financial results, eliminating the 50% discount. The impact of these adjustments of the Company's financial results as originally reported is summarized below:

                                              Three Months Ended June 30, 2005
                                               As Reported         As Restated
                                               ------------        ------------
      Net (loss)                                   (575,696)           (586,636)
      Loss per share                           $     (0.004)       $     (0.004)

                                               Six Months Ended June 30, 2005
                                               As Reported         As Restated
                                               ------------        ------------
      Prepaid expenses                         $    146,378        $     63,372
      Retained earnings (deficit)               (29,216,471)        (30,202,213)
      Additional paid-in capital                 28,760,188          29,756,869
      Total stockholders' equity (impairment)      (442,121)           (525,127)
      Deferred compensation                              --             (93,945)
      Working capital (deficiency)                 (866,832)           (949,838)
      Net (loss)                                 (1,166,715)         (1,188,594)
      Loss per share                           $     (0.009)       $     (0.009)

16. RELATED PARTY TRANSACTIONS

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

Gross profits for the quarter amounted to $9,194, including a fixed charge for amortization of certain proprietary software assets. Such software assets underlie the Company's products and are being amortized on a straight line over 10 years, resulting in a level charge of approximately $12,000 per month to cost-of-goods-sold. Our expense and cost structure was essentially unchanged from prior periods, and, after deducting selling- and general and administrative expenses, stock-based compensation and R&D expenses of $591,442 which exceeded the $540,564 recorded in 2004 by 9%, the Company realized a loss from operations of $582,248, compared to an operating loss of $559,336 in the second quarter in 2004. Non-operating income and expenses consisted of $4,388 net interest expense. The period result was a net loss of $586,636 compared to a loss of $577,232 for the same period in 2004.

After accounting for dividend accruals on outstanding preferred stock which totaled $28,380, the net loss for the quarter applicable to common shareholders was $615,016 or $0.004 per share, compared to a loss of $1,413,131 or $0.017 per share for the same quarter in the previous year, and $1,245,353 or $0.009 per share and $2,902,698 or $0.036 per share for the six months ended June 30, 2005 and 2004, respectively.

Liquidity and Capital Resources

In the absence of cash flow from operations, required working capital to finance ongoing operations was supplied almost entirely from new equity capital. During the quarter, the Company attracted $200,000 in new equity funding in the form of cash.

At June 30, 2005, the deficit in working capital amounted to $949,838 as compared to $1,010,649 at December 31, 2004. Stockholders' equity showed an impairment of $525,127 at the end of the quarter, compared to an impairment of $513,046 at the beginning of the year. The negative cash flow from operations for the six months ended June 30, 2005 totaled approximately $907,000 and was substantially financed by new equity which was obtained through private placements. The new equity placements were consummated by issuance of common stock and convertible preferred stock to accredited private investors in the United States. Details of such transactions can be found in the "Changes and Issuance of Securities" section of this report and the report on Form 10-QSB for the first quarter in 2005. In April 2005 the Company had filed a new registration statement on Form SB-2 and amendments to three previously filed registration statements on Form SB-2, all of which covered common shares directly issued as well as common shares underlying the previously issued convertible preferred stock and warrants, in connection with these and prior financing transactions. These filings were made on behalf of certain investors in the Company's equities and proceeds of any sales of such registered securities will accrue entirely to such investors.

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

Item 3. Controls and Procedures

Our Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") participated in an evaluation by our management of the effectiveness of our disclosure controls and procedures as of the end of our fiscal quarter that ended on June 30, 2005. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2005 to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Securities Exchange Act of 1934, as amended.

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

Our CEO and our CFO reviewed with our management whether our need to restate our financial statements affected their conclusions, set forth under the caption Evaluation of Disclosure Controls and Procedures in our Annual Report on Form 10-KSB for the year ended December 31, 2004 and our Form 10-QSB for the quarter ended June 30, 2005, that our disclosure controls and procedures were effective as of those dates to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Securities Exchange Act of 1934, as amended.

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

Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2005. That evaluation did not identify any changes that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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