Form 10QSB
period 2005-09-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2005-11-15
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For Quarter Ended September 30, 2005

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

                         Commission file number 33-20432

                       MAGNITUDE INFORMATION SYSTEMS, INC.
                       -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              Delaware                                   75-2228828
    -----------------------------------------------------------------
   (State or other Jurisdiction of                     (IRS Employer
    Incorporation or Organization)                  Identification No.)

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

The  number  of  shares  of  Registrant's  Common  Stock,   $0.0001  par  value,
outstanding as of October 31, 2005, was 139,106,672 shares.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                          Page
                                                                         Number
                                                                         -------

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - September 30, 2005                                           3

         Consolidated Statements of Operations
          - Three and nine months ended September 30, 2005 and 2004      4

         Consolidated Statements of Cash Flows
          - Nine months ended September 30, 2005 and 2004                5

         Notes to Consolidated Financial Statements                      6 - 12


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       13 - 14

Item 3   Controls and Procedures                                         15


PART II  -  OTHER INFORMATION                                            16 - 17


SIGNATURES                                                               18

PART I  - ITEM 1   FINANCIAL STATEMENTS

                       MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                                   CONSOLIDATED BALANCE SHEET
                                 September 30, 2005 (Unaudited)

Assets
     Current Assets
       Cash ....................................................................   $     36,339
       Accounts receivable, net of allowance for
         doubtful accounts of $0 ...............................................         98,661
       Inventory ...............................................................          6,214
       Prepaid expenses ........................................................         25,138
                                                                                   ------------
           Total Current Assets ................................................        166,352
     Property and equipment, net of accumulated
     depreciation of $152,270 ..................................................          5,044
     Software, net of accumulated amortization of $1,150,411 ...................        356,879
     Deposits ..................................................................         21,829
                                                                                   ------------
         Total Assets ..........................................................        550,104
                                                                                   ============
Liabilities and Stockholders' Equity (Impairment)

     Current Liabilities
       Accounts payable and accrued expenses ...................................        233,837
       Deferred revenue ........................................................         39,687
       Deferred rental obligation ..............................................          1,045
       Dividends payable .......................................................        558,225
       Loans payable ...........................................................         75,000
       Notes payable ...........................................................         25,000
       Current maturities of long-term debt ....................................        133,419
       Current maturities of capitalized lease obligations .....................          2,978
                                                                                   ------------
           Total Current Liabilities ...........................................      1,069,191
     Capitalized lease obligations, less current portion .......................            256
                                                                                   ------------
         Total Liabilities .....................................................      1,069,447

Stockholders' Equity (Impairment)
     Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
     2,500 shares have been designated Cumulative Preferred Stock,
     of which 1 share is issued and outstanding ................................              0
     300,000 shares have been designated Series A Convertible Preferred Stock,
     350,000 shares have been designated Series B Convertible Preferred Stock,
     120,000 shares have been designated Series C Convertible Preferred Stock,
     500,000 shares have been designated Series D Convertible Preferred Stock,
     500,000 shares have been designated Series E Convertible Preferred Stock,
     of which a combined total 305,666 shares are issued and outstanding .......            306
     Common Stock, $0.0001 par value, 200,000,000 shares authorized;
     issued and outstanding 138,023,339 shares .................................         13,802
     Additional paid-in capital ................................................     30,362,823
     Accumulated (deficit) .....................................................    (30,742,500)
     Deferred compensation .....................................................       (153,774)
                                                                                   ------------
         Total Stockholders' Equity (Impairment) ...............................       (519,343)

         Total Liabilities and Equity (Impairment) .............................   $    550,104
                                                                                   ============


     The accompanying notes are an integral part of the consolidated financial statements.

                              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (Unaudited)

                                                    Three Months Ended                Nine Months Ended
                                                        September 30,                     September 30,
                                              ------------------------------    ------------------------------
                                                  2005              2004            2005             2004
                                              -------------    -------------    -------------    -------------
(see note below)
Total Revenues ............................   $      86,027    $      17,718    $     150,860    $      82,592

     Cost of Goods Sold ...................          36,372           38,974          109,114          116,995
                                              -------------    -------------    -------------    -------------
Gross Profit (Loss) .......................          49,655          (21,256)          41,746          (34,403)

     Selling expenses .....................          86,731          126,369          299,349          356,018
     Stock-based compensation (see below) .         188,392          295,994          312,367          532,027
     Research and development cost ........              --               --           14,618            1,530
     General and administrative expenses ..         282,444          300,836        1,121,257        1,089,768
                                              -------------    -------------    -------------    -------------
Loss from Operations ......................        (507,912)        (744,455)      (1,705,845)      (2,013,746)

Other Income (Expense)
     Miscellaneous income .................           4,846               --           22,383               --
     Misc. non-operating expenses .........              --               --               --          (14,489)
     Interest income ......................              --               --                6              186
     Interest expense .....................          (8,842)          (9,522)         (16,416)         (18,911)
                                              -------------    -------------    -------------    -------------
         Total Other Income (Expense) .....          (3,996)          (9,522)           5,973          (33,214)
                                              -------------    -------------    -------------    -------------
Loss before Provision for Income Taxes ....        (511,908)        (753,977)      (1,699,872)      (2,046,960)

     Provision for income taxes ...........              --               --             (630)              --
                                              -------------    -------------    -------------    -------------
Net Loss ..................................   $    (511,908)   $    (753,977)   $  (1,700,502)   $  (2,046,960)
                                              =============    =============    =============    =============
Dividends on Preferred Stock ..............          28,380          109,363           85,139        1,719,078
                                              -------------    -------------    -------------    -------------
Net Loss applicable to Common Shareholders    $    (540,288)   $    (863,340)   $  (1,785,641)   $  (3,766,038)
                                              =============    =============    =============    =============
Net Loss per Common Share .................   $      (0.004)   $      (0.008)   $      (0.013)   $      (0.041)
                                              =============    =============    =============    =============
Weighted Average Number of
     Common Shares Outstanding ............     140,771,743      111,653,344      137,511,211       91,754,764
                                              =============    =============    =============    =============

All of the stock-based compensation relates to selling, general and administrative expenses. The results for the nine months ended September 30, 2004, have been restated. Refer to Note 16 in the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

                 MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                               Nine Months Ended
                                                                 September 30,
                                                         ---------------------------
                                                             2005            2004 (see note below)
                                                         -----------     -----------
Cash Flows from Operating Activities
     Net Loss ........................................   $(1,700,502)    $(2,046,960)
     Adjustments to Reconcile Net Loss
     to Net Cash Used by Operations
        Depreciation and amortization ................       116,269         124,568
        Securities issued for various expenses .......       363,504         518,607
        Recognition of expense - deferred compensation        88,138          39,716
Decreases (Increases) in Assets
        Accounts receivable ..........................       (68,031)         35,022
        Miscellaneous receivables ....................        11,322           1,800
        Inventories ..................................            --          14,489
        Prepaid expenses .............................        30,855
        Other assets .................................            --          24,296
     Increases (Decreases) in Liabilities
        Deferred revenues ............................        (9,686)         22,615
        Accounts payable and accrued expenses ........      (164,194)       (110,493)
                                                         -----------     -----------
Net Cash Used by Operating Activities ................    (1,332,625)     (1,397,204)

Cash Flows from Investing Activities
     Purchases of equipment and fixtures .............        (2,160)         (4,861)
                                                         -----------     -----------
Net Cash Used by Investing Activities ................        (2,160)         (4,861)

Cash Flows from Financing Activities
     Proceeds from loans and notes payable ...........        54,500         165,000
     Repayment of loans and notes ....................       (54,500)       (357,851)
     Payment of dividends ............................        (1,020)        (57,911)
     Issuance of common and preferred stock ..........     1,328,000       1,560,914
                                                         -----------     -----------
Net Cash Provided by Financing Activities ............     1,326,980       1,310,152

Net Decrease in Cash .................................        (7,805)        (91,913)
Cash at Beginning of Period ..........................        44,144          97,978
                                                         -----------     -----------
Cash at End of Period ................................   $    36,339     $     6,065
                                                         ===========     ===========

The results for the nine months ended September 30, 2004, have been restated. Refer to Note 16 in the Notes to Consolidated Financial Statements.

The accompanying notes are an integral part of the consolidated financial statements.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

      Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements.
      These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB/A for the year ended December 31, 2004, and quarterly reports on Form 10-QSB/A for the quarters ended March 31, 2005 and June 30, 2005. . In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2005, the results of operations for the three and nine months ended September 30, 2005 and 2004, and the cash flows for the nine months ended September 30, 2005 and 2004, have been included.

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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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

      Advertising Costs

      Advertising costs are charged to operations when incurred. Advertising expense was $811 and $491 for the nine months ended September 30, 2005 and 2004, respectively.

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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

      Revenue Recognition

      The Company's revenue recognition policy for software sales is in accordance with Accounting Statement of Position (SOP) 97-2 "Software Revenue Recognition" and SOP 98-9 "Software Revenue recognition" which modifies SOP 97-2. Revenue is recognized at the time of licensing provided that the resulting receivable is deemed probable of collection and is fixed or determinable. Revenue from software maintenance contracts is recognized ratably as earned. When a sales contract includes multiple elements, revenues are allocated to the various elements based on Company-specific objective evidence of fair value, regardless of any separate prices for each element that may be stated within the contract. . Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

3.    CONCENTRATIONS OF BUSINESS AND CREDIT RISK

      Two customers accounted for 41% and 46%, respectively, of our revenues for the quarter ended September 30, 2005.

      The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $100,000. Balances in these accounts may, at times, exceed the federally insured limits.The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4.    PREPAID EXPENSES

      Prepaid Expenses at the end of the quarter included $10,000 prepaid rent and $7,830 prepaid insurance costs, with the remainder representing miscellaneous prepaid expenses.

5.    PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at September 30, 2005:

              Equipment                                  $    85,084
              Furniture and fixtures                          72,230
                                                         -----------
                                                             157,314

              Less accumulated depreciation                  152,270
                                                         -----------
                                        Total            $     5,044
                                                         ===========

      Depreciation expense charged to operations was $7,113 and $7,628 in the first nine months of 2005 and 2004, respectively.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

6.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following at September 30, 2005:

              Accounts payable                           $   118,693
              Accrued interest                                58,092
              Accrued salaries                                12,552
              Accrued professional fees                       39,500
              Miscellaneous accruals                           5,000
                                                         -----------
                                    Total                $   233,837
                                                         ===========

7.    DEFERRED REVENUES

      Deferred revenues at September 30, 2005 consist of prepaid software maintenance and support charges which are amortized ratably over the remaining duration of the underlying maintenance agreements.

8.    LOANS PAYABLE

      The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at September 30, 2005:

      On  December  4, 1996,  Magnitude,  Inc.  repurchased  500,000 shares of its common stock and retired  same against  issuance
      of  a  promissory  note  maturing  twelve  months   thereafter
      accruing  interest  at 5% per annum and due  December 4, 1998.
      This note is overdue at  September  30, 2005 and no demand for
      payment has been made.                                         $   75,000
                                                                     ----------
             Total                                                   $   75,000
                                                                     ==========

9.    NOTES PAYABLE

      At December 31, 1999 the Company had $1,475,000 of notes outstanding related to a June 1995 private placement offering.
      During 2000 the holders of $1,450,000 worth of notes agreed to accept  partial  repayment  of  approximately  30% of the note balances and  converted  the  remaining  balances  into common shares or convertible preferred shares. The total amount of non-converted notes outstanding at September 30, 2005 is
      $25,000. Attempts to locate the holder of this note, to settle
      this liability, have been unsuccessful.                        $   25,000
                                                                     ----------
             Total                                                   $   25,000
                                                                     ==========

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

10.   LONG-TERM DEBT

      Long-term debt as of September 30, 2005 is comprised of the following:

      Pursuant to the February 2, 1998, Agreement and Plan of Merger
      with Rolina Corporation, the Company had issued 155,556 shares
      (the "Shares") of its common stock to the principal of Rolina Corporation who currently serves as the Company's Chief
      Executive  Officer  and Board  Chairman,  and had issued a Put
      Option  for  such  Shares  at a price of  $2.41  per  share in accordance with the provisions contained therein,  with notice for exercise  eligible to be given at any time after  February
      1, 2000, and before 5:00 p.m. on the 90th day thereafter. This liability was converted into a Company obligation for $274,890 maturing  March 31, 2002 and a demand loan for  $100,000  both carrying  interest  at the rate of 7% per  year,  subsequently increased to 10%, payable monthly.  The demand portion of this note was repaid in April 2002 and the due date for $274,890 of
      the   remaining   balance  was   extended  to  July  1,  2003.
      Subsequently,  the maturity of the unpaid  balance was changed to a portion of $174,890  payable on demand,  and a portion of
      $100,000 due and payable on January 2, 2005.  During the first quarter of 2004,  $175,000  was repaid and the maturity of the
      unpaid   balance  was  changed  to  "due  upon  demand".   The
      obligation  includes an option to the holder for conversion of the outstanding  principal into shares of the Company's common
      stock at the rate of $0.06 per common share equivalent.        $   99,890

      Discounted  present value of a  non-interest  bearing  $70,000 settlement  with a former  investor of  Magnitude,  Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed  interest  rate  used to  discount  the note is 8% per
      annum. This obligation is in default.                              33,529
                                                                     ----------
             Total                                                      133,419
                  Less current maturities                               133,419
                                                                     ----------
                  Long-term debt, net of current maturities          $       --
                                                                     ==========

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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2005

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
                                                                     ===========

13.   DEFERRED COMPENSATION

      Deferred compensation included $72,067 representing the unamortized portions of the value of restricted stock and warrants issued to the Company's president in lieu of cash salary (see "Related Party Transactions") with the balance attributable to securities issued to non-employees for future services.

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

      Under the lease agreement, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:


                              Year Ending December 31,
                              ------------------------
                                       2005                          $   30,000
                                       2006                          $  120,000
                                       2007                          $   30,000
                                                                     ----------
                             Total minimum payments                  $  180,000
                                                                     ==========

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

      In September 2005 our officers and directors surrendered for cancellation 4,507,709 stock options, 2,283,916 common stock purchase warrants and 11,247,607 common shares in order to provide sufficient authorized common shares to accommodate the Company's current private placement. We replaced the surrendered and cancelled common shares with shares of our Series E preferred stock which are automatically convertible in March, 2006, into 11,247,607 common shares, the amount of common shares equal to those surrendered. We also intend to reissue the 4,507,709 stock options and 2,283,916 warrants also surrendered for cancellation by our officers and directors with an equal amount of common shares underlying these securities following adoption by the shareholders of a proposed amendment to the Company's certificate of incorporation which amendment if adopted would increase the number of authorized common shares from 200,000,000 to 300,000,000. The recipients of the Series E preferred stock have waived their right to receive any dividends on these shares.

15.   RESTATEMENT OF RESULTS FOR 2004

      The Company  had  restated  its  financial  statements  for the year ended
      December 31, 2004. The restated financial results reflect a revision in its accounting procedures related to the valuation of securities such as restricted stock and stock options and warrants issued to non-employees for services performed. The impact of these adjustments on the financial results of the nine months period ended September 30, 2004 as originally reported is summarized below:

                                       Nine Months Ended September 30, 2004
                                       ------------------------------------
                                       As Reported              As Restated
                                       -----------              -----------
      Net (loss)                       (2,020,483)               (2,046,960)
      Loss per share                   $   (0.041)               $   (0.041)

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the quarter we were pleased to note a relative increase in ordering activity among which, most importantly, stands out a contract from our major strategic partner Aon Risk Services Division for our software products, to be utilized in-house by Aon's staff. Revenues for the quarter totaled $86,027, compared to the $17,718 achieved in the third quarter of 2004. Two customers accounted for 41% and 46%, respectively, of our revenues for the quarter. The nine months revenue totals were $150,860 and $82,592 for 2005 and 2004, respectively.

Gross profits amounted to $49,655 for the quarter and $41,746 for the nine months, including a fixed charge for amortization of certain proprietary software assets. Such software assets underlie the Company's products and are being amortized on a straight line over 10 years, resulting in a level charge of approximately $12,000 per month to cost-of-goods-sold. Our expense and cost structure was essentially unchanged from prior periods, and, after deducting selling- and general and administrative expenses, stock-based compensation and R&D expenses of $557,567 and $1,747,591 for the three and nine months periods, respectively, ended September 30, 2005, which was substantially lower than the $723,199 and $1,979,343 recorded in 2004, the Company realized a loss from operations of $507,912, compared to an operating loss of $744,455 in the third quarter in 2004. The nine months figures were losses of $1,705,845 and $2,013,746 in 2005 and 2004. The decrease in operating expenses from last year reflects primarily a reduction in staffing and other compensation costs. Non-operating income and expenses included $8,842 and $16,416 net interest expense for the three and nine months periods in 2005. The period results were net losses of $511,908 for the quarter and $1,700,502 for the nine months in 2005, compared to losses of $753,977 and $2,046,960 for the same periods in 2004.

After accounting for dividend accruals on outstanding preferred stock which totaled $28,380, the net loss for the quarter applicable to common shareholders was $540,288 or $0.004 per share, compared to a loss of $863,340 or $0.008 per share for the same quarter in the previous year, and $1,785,641 or $0.013 per share and $3,766,038 or $0.041 per share for the nine months ended September 30, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In the absence of cash flow from operations, required working capital to finance ongoing operations was supplied almost entirely from new equity capital. During the quarter, the Company attracted $458,000 in new equity funding in the form of cash.

At September 30, 2005, the deficit in working capital amounted to $902,839 as compared to $1,010,649 at December 31, 2004. Stockholders' equity showed an impairment of $519,343 at the end of the quarter, compared to an impairment of $513,046 at the beginning of the year. The negative cash flow from operations for the nine months ended September 30, 2005 totaled approximately $1,333,000 and was substantially financed by new equity which was obtained through private placements. The new equity placements were consummated by issuance of common stock and stock purchase warrants to accredited private investors in the United States and overseas. Details of such transactions can be found in the "Changes and Issuance of Securities" section of this report and the reports on Form 10-QSB for the first and second quarter in 2005. In April 2005 the Company had filed a new registration statement on Form SB-2 and amendments to three previously filed registration statements on Form SB-2, all of which covered common shares directly issued as well as common shares underlying the previously issued convertible preferred stock and warrants, in connection with these and prior financing transactions. These filings were made on behalf of certain investors in the Company's equities and proceeds of any sales of such registered securities will accrue entirely to such investors.

At the time of this submission, the Company had no bank debt. At September 30, 2005 its short-term liabilities, aside from trade payables and accruals, consisted of certain notes and loans aggregating approximately $233,000 of which approximately $100,000 was owed to the chairman and chief executive officer of the Company in form of a demand note (see "Related Party Transactions"). Current liabilities include $558,225 unpaid dividends on outstanding preferred stock. We expect that the majority of such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company's ability to continue operating and growing its business.

Current cash reserves and net cash flow from operations expected during the near future are inadequate when measured against present and anticipated future needs, and the Company's financial situation remains precarious. In order to remedy the liquidity constraints management is seeking further investments in form of debt or equity capital. There can be no assurance, however, that these efforts will lead to the desired outcome and that the Company will be successful in obtaining the working capital needed to fund on-going operations. If the Company failed to do so, either by not acquiring sufficient funds, or not receiving such funds in a timely manner, management may be forced to drastically cut back the Company's operations.

ITEM 3.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

      As of the end of the period covered by this Form 10-QSB for the quarter ended September 30, 2005, an evaluation was undertaken by the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13(a)-14(c), and; based upon that evaluation, Company management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by the subject Form 10-QSB and ensured that all material information required to be disclosed in the subject Form 10-QSB, was recorded, processed, summarized and reported as of the end of the period covered by the subject Form 10-QSB.

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

PART  II  -  OTHER INFORMATION

Item 1   LEGAL PROCEEDINGS

On March 21, 2005, the Company filed a patent infringement lawsuit in the United States District Court, District of New Jersey, against Niche Software, Ltd. of New Zealand, alleging that its software product called Workplace(TM) willfully infringed on the Company's patent underlying its ErgoEnterprise(TM) product line. On September 13, 2005, defendant files an answer and counterclaim, denying the allegations in our complaint and seeking a judgment declaring our patent to be invalid. The Company intends to vigorously prosecute its infringement claims against this infringer. Except for this infringement lawsuit, the Company is not a party in any legal proceedings.


Item 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         -----------------------------------------------------------

a)    Issuance of unregistered securities

      During the quarter ended September 30, 2005, the Company issued the following unregistered securities:

      (i) 7,833,334 shares of common stock, accompanied by warrants for the purchase of 7,833,334 common shares, exercisable during three years at the price of $0.08 per share, to five accredited investors pursuant to private placement subscriptions, issued in reliance upon exemptions provided under Section 4(2) of the Securities Act, altogether resulting in the receipt by the Company of $458,000 in cash.

      (ii) 1,750,000 shares of common stock to two outside consultants for services rendered.

      (iii) 112,476 shares of Series E Senior Convertible Preferred Stock to five officers and directors of the Company in return for the surrender and cancellation of 11,247,607 shares of common stock. These preferred shares will automatically convert back into 11,247,607 common shares six months after their issuance (see "Related Party Transactions").

(b)   Not applicable

(c)   None

Item 3   DEFAULTS UPON SENIOR SECURITIES

      The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $545,000. These dividends have been accrued, however, the Company's management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

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

      (32.2) - Certification of Joerg H. Klaube, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C.
      Section 1350

b)    Reports on Form 8-K:

      On September 15, 2005, the Company filed a report on Form 8-K, informing about the surrender by certain officers and directors of the Company, for cancellation, of 4,507,709 stock options, 2,283,916 common stock purchase warrants and 11,247,607 common shares and the issue of 112,476 shares of our Series E preferred stock (see "Related Party Transactions").

      On October 28, 2005, the Company filed two reports on Form 8-K,  informing
      (i) about the restatement of its financial results for the years ended December 31, 2003 and 2004, and the quarters ended March 31, 2005 and June 30, 2005, and (ii) that Aon Risk Services had purchased Magnitude's ErgoEnterprise(TM) software for a large segment of its employees using computers.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MAGNITUDE INFORMATION SYSTEMS, INC.


Date:   November 11, 2005                By: /s/  Steven D. Rudnik
                                            ------------------------------------
                                            Steven D. Rudnik
                                            Chairman and Chief Executive Officer