Form 10KSB/A
period 2004-12-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2005-12-01
CIK 838796

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

                        For the Transition Period From to

                          Commission File No. 33-20432

                       MAGNITUDE INFORMATION SYSTEMS, INC.
              ----------------------------------------------------
              Exact Name of Registrant as Specified in its Charter

          DELAWARE                                          75-2228828
------------------------------                        ----------------------
State or Other Jurisdiction of                             IRS Employer
Incorporation or Organization                         Identification Number

               401 State Route 24, Chester, New Jersey   07930
               -------------------------------------------------
               Address of Principal Executive Offices   Zip Code

                                 (908) 879-2722
                -------------------------------------------------
                Registrants Telephone Number, Including Area Code


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

        As of March 29, 2005, 136,437,612 shares of Common Stock, $.0001 par value, were outstanding.

             DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

Explanatory Note


This Form 10-KSB/A is being filed for the purpose of restating the financial statements for the fiscal years ended December 31, 2004 and 2003 as contained in the Company's Form 10-KSB filed with the U.S. Securities and Exchange Commission on March 30, 2005. The restatement involves reclassifying certain equity positions in connection with beneficial conversion rights accrued to warrants and shares of convertible preferred stock issued in 2003 and 2004 due to the elimination of a discount of 50% applied to the market price of the Company's common stock when valuing certain securities issued prior to January 1, 2004 to employees and non-employees for services rendered as well as a reclassification of deferred compensation. The restatements add $315,450 to the net loss in 2003 and $52,954 to the net loss in 2004, whereby both amounts, however, are being offset by similar credits to Paid-in Capital, as a consequence of which there was no material effect on total stockholders' equity. In addition, the reclassifications and revaluations give rise to corrections in the reported dividends positions and per-share earnings figures which again, however, do not materially affect total stockholders' equity.

See Note "Restatement of Results" in the notes to the consolidated financial statements for further information relating to the restatement. This Form 10-KSB/A has not been updated for events or information subsequent to the date of filing of the original Form 10-KSB, except in connection with the foregoing.

                       MAGNITUDE INFORMATION SYSTEMS, INC.

                                    CONTENTS

PART I.
                                                                                          Page
                                                                                          ----
      Item  1.    Business................................................................  4

      Item  2.    Properties.............................................................. 11

      Item  3.    Legal Proceedings....................................................... 11

      Item  4.    Submission of Matters to a Vote of Security Holders..................... 11

PART II.

      Item  5.    Market for Registrant's Common Equity and Related Shareholder Matters... 12

      Item  6.    Selected Financial Data - as restated................................... 14

      Item  7.    Management's' Discussion and Analysis of Financial Condition
                  and Results of Operations............................................... 15

      Item  8.    Financial Statements and Supplementary Data - as restated............... 17

      Item 8a.    Controls and Procedures ................................................ 17

      Item  9.    Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure.................................................... 17

PART III.

      Item 10.    Directors and Executive Officers of the Registrant.....................  18

      Item 11.    Executive Compensation.................................................  20

      Item 12.    Security Ownership of Certain Beneficial Owners and Management.........  23

      Item 13.    Certain Relationships and Related Transactions.........................  24

      Item 14.    Principal Accountant Fees and Services.................................  24

PART IV

      Item 15.    Exhibits and Reports on Form 8-K.......................................  26

                  Signatures.............................................................  27

                  Exhibit Index..........................................................  28

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

..        We have received a patent from the U.S. Patent and Trademark Office relative to certain core inventions within the ErgoEnterprise(TM) system and we have applied for several more patents for our products.

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

----------------------------
(1) Hedge, A. "Effects of Ergonomic Management Software on Employee Performance." Cornell Human Factors Laboratory Technical Report /SP7991, Cornell University, July 1999.

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

                                                      OTC-BB
                                                      ------
                                              High/Ask      Low/Bid
                                              --------      -------
2003
----
         First Quarter ...............        $   0.15     $   0.08
         Second Quarter ..............            0.13         0.06
         Third Quarter ...............            0.13         0.06
         Fourth Quarter ..............            0.15         0.07
2004
----
         First Quarter ...............        $   0.20     $   0.09
         Second Quarter ..............            0.20         0.10
         Third Quarter ...............            0.14         0.09
         Fourth Quarter ..............            0.18         0.10

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

     SELECTED FINANCIAL DATA

     Balance Sheet                                          December 31, 2004,
                                                              (As restated)
                                                            ------------------
Total assets ........................................         $   646,162
Current liabilities .................................           1,158,952
Long-term debt ......................................                 256
Working capital .....................................          (1,010,649)
Shareholders' equity ................................         $  (513,046)


     Statement of Operations               For the Year Ended December 31,
                                       2004 (as restated)   2003 (as restated)
                                       ------------------   ------------------
Total revenues .....................      $    121,886        $    162,335
Operating income (loss) ............        (2,687,402)         (2,764,871)
Net (loss) .........................        (2,536,556)         (2,653,331)
Net (loss) after dividends
On Preferred Shares ................        (4,640,455)         (2,798,406)

Net loss per common share ..........      $      (0.05)       $      (0.04)
Number of shares used in computing
per share data .....................        96,968,697          66,962,744

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

As of the end of the period covered by this Form 10-KSB for the fiscal year ended December 31, 2004, an evaluation (the "Evaluation") was undertaken by the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures, and; based upon that Evaluation, Company management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by the subject Form 10-KSB

Our CEO and our CFO reviewed with our management whether our need to restate our financial results for the fiscal year ended December 31, 2004 affected their conclusions, set forth under the caption Evaluation of Disclosure Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2004, that our disclosure controls and procedures were effective as of that date to ensure that required information is disclosed on a timely basis in our reports filed or furnished under the Securities Exchange Act of 1934, as amended.

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

The decision to restate our results, comprised principally of reclassifying beneficial conversion rights accruing to certain equity securities and of certain deferred compensation and the valuation of equity securities issued for services rendered, does not cause our management to change its conclusion, described in its disclosures in Item 8a. Controls and Procedures contained in our Annual Report on Form 10-K for the year ended December 31, 2004, that our internal control over financial reporting was effective as of December 31, 2004. The terms of accrued beneficial conversion rights and the number of securities issued for the services rendered that are subject to the restatement were visible and disclosed on the face of our financial statements. Although these beneficial conversion rights were misclassified and the securities issued for services were not correctly valued, we had employed this classification of these beneficial conversion rights and valuation of the securities issued for services rendered for a number of years. We previously received unqualified opinions on our consolidated financial statements included in our Annual Report on Form 10-K.

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

                                    PART III

ITEM 10:          DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                  PERSONS

The names of all directors and executive officers of the Company are as follows:


      Name                           Position                       Term(s) of Office
----------------------     ------------------------------     ----------------------------
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


         The following table sets forth aggregated stock option and warrant exercises during 2004 by executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:

----------------------------------------------------------------------------------------
          Shares                          #of Shares Underlying     Value of Unexercised
          Acquired         Value          Unexercised               In-the-Money Options
Name      on Exercise (#)  Realized ($)   Options/Warrants          & Warrants at Y/E ($)
----------------------------------------------------------------------------------------

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

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Amendment No. 2 to Registrant's Form 10-KSB for the fiscal year ended December 31, 2004 to be signed on its behalf by the undersigned, thereunto duly authorized.



         MAGNITUDE INFORMATION SYSTEMS, INC.



         By:      /s/ Steven D. Rudnik            Date:    November 29, 2005
                  ----------------------
                  Steven D. Rudnik
                  President and Chief Executive Officer
                  (Principal Executive Officer),
                  Chairman of the Board


         By:      /s/ Joerg H. Klaube             Date:    November 29, 2005
                  ---------------------
                  Joerg H. Klaube
                  Secretary, Chief Financial Officer
                  (Principal Financial Officer)


In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Name                                     Date
         ----                                     ----

         /s/ Ivano Angelastri                     November 29, 2005
         ---------------------
         Ivano Angelastri, Director


         /s/ Steven L. Gray                       November 29, 2005
         -------------------
         Steven L. Gray, Director


         /s/ Joseph J. Tomasek                    November 29, 2005
         ----------------------
         Joseph J. Tomasek, Director

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

                                December 31, 2004
                                  (As Restated)



              Magnitude Information Systems, Inc. and Subsidiaries
                 Index to the Consolidated Financial Statements
                                December 31, 2004





                                                                      Page



Independent Auditors' Report...................................         1

Financial Statements (As Restated)

     Consolidated Balance Sheet................................         2

     Consolidated Statements of Operations.....................         3

     Consolidated Statement of Stockholders Equity (Deficit)...        4-5

     Consolidated Statements of Cash Flows.....................        6-8

     Notes to the Consolidated Financial Statements............       9-27

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

As discussed in the footnote to the financial statements entitled "RESTATEMENT OF RESULTS", certain errors resulting from improper valuation of securities issued to non-employees during the year ended December 31, 2003 and the related effect on warrant value allocation and recognition of beneficial conversion features were discovered by management of the Company during the current year. Accordingly, the 2004 financial statements have been restated and an adjustment has been made to retained deficit as of January 1, 2004 to correct the error.


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

              Magnitude Information Systems, Inc. and Subsidiaries
                      Consolidated Statements of Operations
          As Restated - See Notes to Consolidated Financial Statements


                                                     Year Ended December 31,
                                                 ------------------------------
                                                     2004              2003
                                                 ------------      ------------
Net Sales
     Software                                    $    121,886      $    162,335
                                                 ------------      ------------
         Total Net Sales                              121,886           162,335
                                                 ------------      ------------
Cost of Goods Sold
     Software                                         155,975           155,947
                                                 ------------      ------------
         Total Cost of Goods Sold                     155,975           155,947

Gross Profit (Loss)                                   (34,089)            6,388

Research and development costs                          5,548            12,892
Stock-based compensation (see below)                  748,646           781,849
Selling, general and administrative expenses        1,899,119         1,976,518
                                                 ------------      ------------
Loss From Operations                               (2,687,402)       (2,764,871)
                                                 ------------      ------------
Other Income (Expense)
     Miscellaneous income                                --               3,745
     Interest income                                      189              --
     Interest expense                                 (43,258)          (94,823)
     Loss on disposition of assets                    (20,703)             (779)
                                                 ------------      ------------
         Total Other Expense                          (63,772)          (91,857)
                                                 ------------      ------------
Loss Before Provision for Income Taxes             (2,751,174)       (2,856,728)

Benefit from Income Taxes                             214,618           203,397
                                                 ------------      ------------
Net Loss                                         $ (2,536,556)     $ (2,653,331)
                                                 ------------      ------------


Dividends on Preferred Shares                    $ (2,103,901)     $   (145,076)
                                                 ------------      ------------
Net Loss Applicable to Common Shareholders       $ (4,640,457)     $ (2,798,407)
                                                 ============      ============

Net Loss Per Common Share                               (0.05)            (0.04)
                                                 ============      ============

Weighted Average of Common Shares Outstanding      96,968,697        66,962,744
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

                                                                                                      Discount on
                                                  Convertible                     Cumulative           Preferred
                                                Preferred Shares               Preferred Shares          Stock
                                         ------------------------------      ---------------------    ------------
                                             Shares           Amount           Shares       Amount      Amount
                                         ------------      ------------      ------------     ---     ------------
         Balances, January 1, 2003            195,968      $        196                 1     $--                --
   Issuance of convertible
   preferred stock pursuant to
   private equity placements                  130,834               131              --        --         (759,403)
   Issuance of convertible
   preferred stock for services
   performed and accr. Interest                 7,405                 7              --        --          (32,442)
   Issuance of preferred stock
   pursuant to conversion of debt              19,593                20              --        --         (117,560)
   Repurchase of preferred stock               (2,778)               (3)             --        --             --
   Receipt of stock subscription
   receivable                                    --                --                --                       --
   Issuance of common stock
   pursuant to conversion of debt                --                --                --        --             --
   Issuance of common stock
   pursuant to exercise of options               --                --                --                       --
   Issuance of common stock
   pursuant to exercise of warrants              --                --                --        --             --
   Issuance of common stock
   pursuant to private equity
   placements                                    --                --                --        --             --
   Issuance of common stock
   granted for private placement
   finders' fees                                 --                --                --        --             --
   Issuance of common stock
   pursuant to conversion of
   accounts payable                              --                --                --        --             --
   Issuance of common stock for
   services performed                            --                --                --        --             --
   Issuance of common stock for
   compensation                                  --                --                --        --             --
   Issuance of common stock for
   stock awards                                  --                --                --        --             --
   Issuance of common stock for
   services performed                            --                --                --        --             --
   Issuance of warrants for
   services performed                            --                --                --        --             --
     Net loss, year ended December 31, 2003      --                --                --        --             --
   Dividends on convertible
   preferred stock                               --                --                --        --             --
   Recognition of expense on
   deferred compensation                         --                --                --        --             --
   Amortization of discount on
   preferred stock                               --                --                --        --           34,839
                                         ------------      ------------      ------------     ---     ------------
         Balances, December 31, 2003          351,022      $        351                 1     $--     $   (874,566)
                                         ============      ============      ============     ===     ============

                                                                                Stock          Additional
                                                                            Subscriptions       Paid in
                                                Common Stock                  Receivable        Capital
                                         ------------------------------     --------------     -----------
                                             Shares          Amount
                                         -------------     ------------      ------------      ------------
         Balances, January 1, 2003           56,39,817     $      5,640      $     (3,297)       21,178,540
   Issuance of convertible
   preferred stock pursuant to
   private equity placements                      --               --                --          1 ,518,674
   Issuance of convertible
   preferred stock for services
   performed and accr. Interest                   --               --                --             111,067
   Issuance of preferred stock
   pursuant to conversion of debt                 --               --                --             235,100
   Repurchase of preferred stock                  --               --                --             (24,997)
   Receipt of stock subscription
   receivable                                     --               --               3,297              --
   Issuance of common stock
   pursuant to conversion of debt              220,000               22              --              21,978
   Issuance of common stock
   pursuant to exercise of options              81,000                8              --               8,092
   Issuance of common stock
   pursuant to exercise of warrants          3,552,752              355              --             319,792
   Issuance of common stock
   pursuant to private equity
   placements                                9,122,171              912              --             646,480
   Issuance of common stock
   granted for private placement
   finders' fees                                30,000                3              --                  (3)
   Issuance of common stock
   pursuant to conversion of
   accounts payable                           5620,533               62              --              41,055
   Issuance of common stock for
   services performed                        3,828,035              383              --             316,013
   Issuance of common stock for
   compensation                              1,000,000              100              --              99,900
   Issuance of common stock for
   stock awards                              2,363,500              236              --             211,344
   Issuance of common stock for
   services performed                             --               --                --              97,086
   Issuance of warrants for
   services performed                             --               --                --             110,698
     Net loss, year ended December 31, 2003       --               --                --                --
   Dividends on convertible
   preferred stock                                --               --                --                --
   Recognition of expense on
   deferred compensation                          --               --                --                --
   Amortization of discount on
   preferred stock                                --               --                --                --
                                         -------------     ------------      ------------      ------------
         Balances, December 31, 2003        77,213,808     $      7,721      $       --          24,890,819
                                         =============     ============      ============      ============

                                                                                 Total
                                           Accumulated        Deferred         Stockholders'
                                             Deficit         Compensation     Equity (Deficit)
                                         --------------      ------------      ------------

                                         --------------      ------------      ------------
         Balances, January 1, 2003         $(21,517,997)     $       --        $   (336,918)
   Issuance of convertible
   preferred stock pursuant to
   private equity placements                       --                --             759,402
   Issuance of convertible
   preferred stock for services
   performed and accr. Interest                    --                --              78,632
   Issuance of preferred stock
   pursuant to conversion of debt                  --                --             117,560
   Repurchase of preferred stock                   --                --             (25,000)
   Receipt of stock subscription
   receivable                                      --                --               3,297
   Issuance of common stock
   pursuant to conversion of debt                  --                --              22,000
   Issuance of common stock
   pursuant to exercise of options                 --                --               8,100
   Issuance of common stock
   pursuant to exercise of warrants                --                --             320,147
   Issuance of common stock
   pursuant to private equity
   placements                                      --                --             647,392
   Issuance of common stock
   granted for private placement
   finders' fees                                   --                --                --
   Issuance of common stock
   pursuant to conversion of
   accounts payable                                --                --              41,117
   Issuance of common stock for
   services performed                              --            (211,001)          105,395
   Issuance of common stock for
   compensation                                    --                --             100,000
   Issuance of common stock for
   stock awards                                    --                --             211,580
   Issuance of common stock for
   services performed                              --                --              97,086
   Issuance of warrants for
   services performed                              --                --             110,698
     Net loss, year ended December 31, 2003  (2,653,331)             --          (2,653,331)
   Dividends on convertible
   preferred stock                             (110,237)             --            (110,237)
   Recognition of expense on
   deferred compensation                           --              39,457            39,457
   Amortization of discount on
   preferred stock                              (34,839)             --                --
                                         --------------      ------------      ------------
         Balances, December 31, 2003       $(24,316,404)     $   (171,544)     $   (463,623)
                                         ==============      ============      ============

See notes to the consolidated financial statements.

                                       Magnitude Information Systems, Inc. and Subsidiaries
                                     Consolidated Statement of Stockholders' Equity (Deficit)
                     Year Ended December 31, 2004 - As Restated - See Notes to Consolidated Financial Statements


                                                                                   Discount on
                                      Convertible                 Cumulative        Preferred
                                    Preferred Shares           Preferred Shares       Stock        Common Stock
                              ----------------------------    ------------------   ------------    ---------------------------

                                 Shares          Amount          Shares    Amount     Amount          Shares        Amount
                              ------------    ------------    ------------  ----   ------------    ------------   ------------
      Balances, January 1, 2004    351,022    $        351               1  $--    $   (874,566)     77,213,808   $      7,721
   Issuance of convertible
   preferred stock pursuant
   to private equity
   placements                      156,993             157            --     --      (1,055,806)           --             --
   Issuance of convertible
   preferred stock for
   services performed                1,900               2            --     --            --              --             --
   Issuance of convertible
   preferred stock  for
   compensation                     16,667              17            --     --            --              --             --
   Conversion of
   convertible preferred
   stock into common  stock       (333,392)           (334)           --                   --      - 33,349,202          3,334
   Issuance of common stock
   for accrued bonus                  --              --              --     --            --           196,680             20
   Issuance of common stock
   for stock awards                   --              --              --     --            --         2,000,000            200
   Issuance of common stock
   pursuant to exercise of
   options                            --              --              --                   --           250,000             25
   Issuance of common stock
   for rent                           --              --              --     --            --           200,000             20
   Issuance of common stock
   pursuant to private
   equity placements                  --              --              --                   --        12,215,000          1,222
   Issuance of common stock
   granted for private
   placement finders' fees            --              --              --     --            --           673,333             67
   Issuance of common stock
   for services performed             --              --              --     --            --         1,680,000            169
   Issuance of common stock
   for accrued interest               --              --              --     --            --            59,589              6
   Issuance of options for
   services performed                 --              --              --     --            --              --             --
   Private placement
   finders fees                       --              --              --     --            --              --             --
      Net loss, year ended
      December 31, 2004               --              --              --     --            --              --             --
   Dividends on convertible
   preferred stock                    --              --              --     --            --              --             --
   Recognition of expense
   on deferred compensation           --              --              --     --            --              --             --
   Amortization of discount
   on preferred stock                 --              --              --     --       1,930,372            --             --
                              ------------    ------------    ------------  ----   ------------    ------------   ------------
   Balances, December 31, 2004     193,190    $        193               1  $--    $       --            127,83   $     12,784
                              ============    ============    ============  ====   ============    ============   ============

                                                                                      Total
                                 Additional Paid    Accumulated      Deferred     Stockholders'
                                   in Capital         Deficit      Compensation   Equity (Deficit)
                                                   ------------    ------------   -------------


                                                   ------------    ------------    ------------
      Balances, January 1, 2004    $ 24,890,819    $(24,316,404)   $   (171,544)   $   (463,623)
   Issuance of convertible
   preferred stock pursuant
   to private equity
   placements                         1,991,609            --              --           935,960
   Issuance of convertible
   preferred stock for
   services performed                    28,098            --              --            28,100
   Issuance of convertible
   preferred stock  for
   compensation                          99,983            --              --           100,000
   Conversion of
   convertible preferred
   stock into common  stock              (3,000)           --              --              --
   Issuance of common stock
   for accrued bonus                     19,648            --              --            19,668
   Issuance of common stock
   for stock awards                     224,800            --              --           225,000
   Issuance of common stock
   pursuant to exercise of
   options                                2,475            --              --             2,500
   Issuance of common stock
   for rent                              23,980            --              --            24,000
   Issuance of common stock
   pursuant to private
   equity placements                  1,176,828            --              --         1,178,050
   Issuance of common stock
   granted for private
   placement finders' fees                  (67)           --              --              --
   Issuance of common stock
   for services performed               139,281            --              --           139,450
   Issuance of common stock
   for accrued interest                   3,966            --              --             3,972
   Issuance of options for
   services performed                    30,150            --              --            30,150
   Private placement
   finders fees                        (132,096)           --              --          (132,096)
      Net loss, year ended
      December 31, 2004                    --        (2,536,556)           --        (2,536,556)
   Dividends on convertible
   preferred stock                         --          (173,529)           --          (173,529)
   Recognition of expense
   on deferred compensation                --              --           105,908         105,908
   Amortization of discount
   on preferred stock                      --        (1,930,372)           --              --
                                   ------------    ------------    ------------    ------------
   Balances, December 31, 2004       28,496,474    $(28,956,861)   $    (65,636)   $   (513,046)
                                   ============    ============    ============    ============

See notes to the consolidated financial statements.

              Magnitude Information Systems, Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
          As Restated - See Notes to Consolidated Financial Statements

                                                                            Year Ended December 31,
                                                                         ----------------------------
                                                                            2004              2003
                                                                         -----------      -----------
Cash Flows From Operating Activities
    Net Loss                                                             $(2,536,556)     $(2,653,331)
    Adjustments to Reconcile Net Loss to Net Cash Used by Operations
      Depreciation and amortization                                          166,144          178,447
      Stock/options issued for various expenses                              541,172          867,621
      Recognition of expense - deferred compensation                         105,908           39,457
      Loss on disposition of assets                                           20,703              779
      Bad debt provision                                                        (212)          30,905
      Forgiveness of debt                                                       --              3,745
    Decreases (Increases) in Assets
        Accounts receivable                                                    5,422          (20,952)
        Miscellaneous receivable                                              (9,522)           1,929
        Inventories                                                             --                 30
        Prepaid expenses                                                     (27,322)        (128,281)
        Other assets                                                           1,954             --
    Increases (Decreases) in Liabilities
      Accounts payable and accrued expenses                                   17,496         (147,402)
      Deferred revenue                                                        32,732            1,396
      Deferred rental obligation                                              (3,811)          (1,339)
      Deposits payable                                                          --            (14,075)
                                                                         -----------      -----------
        Net Cash Used by Operating Activities                             (1,685,892)      (1,841,071)
                                                                         -----------      -----------
Cash Flows From Investing Activities
    Purchases of equipment, fixtures, and software                            (5,209)          (3,695)
                                                                         -----------      -----------
        Net Cash Used by Investing Activities                                 (5,209)          (3,695)
                                                                                          -----------
Cash Flows From Financing Activities
    Dividends paid                                                           (58,991)            --
    Repayment of capital lease obligations                                    (2,805)          (2,981)
    Proceeds from loans payable                                                 --            183,323
    Repayment of loans payable                                              (282,851)         (44,793)
    Proceeds from officer loans                                                 --             83,881
    Proceeds from issuance of common and preferred stock                   1,981,914        1,713,338
                                                                         -----------      -----------
        Net Cash Provided by Financing Activities                          1,637,267        1,932,768
                                                                         -----------      -----------

Net Increase (Decrease) in Cash                                              (53,834)          88,002
Cash at beginning of period                                                   97,978            9,976
                                                                         -----------      -----------
Cash at end of period                                                    $    44,144      $    97,978
                                                                         ===========      ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest Paid                                                        $    36,604      $    36,564
                                                                         ===========      ===========
    Taxes Paid                                                           $     1,800      $     2,800
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
                                                                                                         --------
                                                                                                         $398,031
                                                                                                         ========
LOANS PAYABLE

     The  Company and  Magnitude,  Inc.  had  borrowings  under short term loan  agreements  with the following  terms and conditions at December 31, 2004:

     On December 4, 1996,  Magnitude,  Inc.  repurchased  500,000  shares of its common  stock and retired  same  against  issuance of a  promissory  note  maturing  twelve  months  thereafter accruing  interest  at 5% per  annum and due  December  4, 1998.  This  note is  overdue  at
     December 31, 2004 and no demand for payment has been made                                           $ 75,000
                                                                                                         --------
             Total                                                                                       $ 75,000
                                                                                                         ========
NOTES PAYABLE

    At December 31, 1999 the Company had  $1,475,000 of notes  outstanding  related to a June 1995 private  placement  offering.  During 2000 the holders of $1,450,000  worth of notes agreed to accept  partial  repayment  of  approximately  30% of the  note  balances  and  converted  the remaining balances into common shares orconvertible  preferred  shares.  The  total  amount of non-converted  notes  outstanding  at December  31, 2004  is $25,000. Attempts to locate the
    holder of this note, to settle this liability, have been unsuccessful                                $ 25,000
                                                                                                         --------
             Total                                                                                       $ 25,000
                                                                                                         ========

              Magnitude Information Systems, Inc. and Subsidiaries
                 Notes to the Consolidated Financial Statements

LONG-TERM DEBT

       Long-term debt as of December 31, 2004 is comprised of the following:
Pursuant to the  February 2, 1998,  Agreement  and Plan of Merger with Rolina  Corporation, the Company had issued  155,556  shares (the "Shares") of its common stock to the principal of Rolina  Corporation who currently  serves as the Company's  Chief Executive  Officer and
Board  Chairman,  and had issued a Put Option for such Shares at a price of $2.41 per share in accordance with the provisions  contained therein,  with notice for exercise eligible to be  given at any time  after  February  1,  2000,  and  before  5:00  p.m.  on the 90th day thereafter.  This liability was converted into a Company  obligation for $274,890  maturing
March 31, 2002 and a demand loan for $100,000 both carrying  interest at the rate of 7% per year,  subsequently  increased to 10%, payable monthly. The demand portion of this note was repaid in April 2002 and the due date for  $274,890 of the  remaining  balance was extended to July 1,  2003.  Subsequently,  the  maturity  of the  unpaid  balance  was  changed to a portion of  $174,890  payable  on demand,  and a portion  of  $100,000  due and  payable on
January 2, 2005. During the first quarter of 2004,  $175,000 was repaid and the maturity of the unpaid  balance was changed to January 1, 2005,  and is currently due upon demand.  The obligation  includes an option to the holder for  conversion of the  outstanding  principal into  shares  of the  Company's  common  stock  at the  rate  of  $0.06  per  common  share
equivalent                                                                                      $ 99,890

Discounted  present  value  of a  non-interest  bearing  $70,000  settlement  with a former investor of Magnitude,  Inc. to be paid in 24 equal  monthly  payments  commencing  July 1,
1997.  The  imputed  interest  rate  used  to  discount  the  note  is 8% per  annum.  This
obligation is in default                                                                          33,529
                                                                                                --------
                                                                                                 133,419
      Total
           Less current maturities                                                               133,419
                                                                                                --------
           Long-term debt, net of current maturities                                            $   --
                                                                                                ========

CAPITALIZED LEASE OBLIGATIONS
       The Company leases office equipment under a non-cancelable capital lease agreement expiring in January 2006. The capital lease obligation has been recorded at the present value of future minimum lease payments, discounted at an interest rate of 6.00%. The capitalized cost of equipment at December 31, 2004 amounted to $2,442 net of accumulated depreciation of $6,067

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

(4) The holders of said shares of Series E Senior Preferred shall not be ntitled to any voting rights.

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

INCOME TAXES

       The income tax provision (benefit) is comprised of the following:

                                        Year Ended December 31,
                                       ------------------------
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

       The Company's total deferred tax asset and valuation allowance are as follows:

                                                  December 31,
                                         ----------------------------
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

              Magnitude Information Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

STOCK OPTION PLANS - (Continued)

                                                                         Qualified and Non-Qualified
                                                                      Shares Under Option Pursuant to
                                                                             the 1997 Plan
                                                                              December 31,
                                                                         ----------------------
                                                                           2004          2003
                                                                         --------      --------
Outstanding, beginning of year                                            607,000       607,000
Granted during the year                                                      --            --
Expired during the year                                                  (170,000)         --
Forfeited during the year                                                    --            --
                                                                         --------      --------
Outstanding, end of year (at prices ranging from $1.00 to $1.78           437,000       607,000
    per share)
                                                                         --------      --------
 Eligible, end of year for exercise (at prices ranging from $1.00 to      437,000       607,000
    $1.78 per share)
                                                                         ========      ========

     At December 31, 2004 and 2003, the weighted average exercise price and weighted average remaining contractual life is $1.01 and $1.06 per share and 1 year 4 months and 1 year 11 months, respectively.

     At December 31, 2004, there were 563,000 shares reserved for future option grants.

                                                                                 Qualified and Non-Qualified
                                                                               Shares Under Option Pursuant to
                                                                                       the 2000 Plan
                                                                                        December 31,
                                                                                --------------------------
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

     If the Company had used the fair value based method of accounting for its employee stock option plan, as prescribed by Statement of Financial Accounting Standards No. 123, compensation cost in net loss for the years ended December 31, 2004 and 2003 would have increased by $0 and $0, respectively, resulting in net loss of $2,536,556 and $2,653,331 net of tax, respectively, and loss per share of $0.05 and $0.04, respectively. The value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions: expected dividend, 0%; risk-free interest rate, 5%; expected volatility, 115%; and expected life (in years) of 4.4.

              Magnitude Information Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

STOCK OPTION PLANS - (Continued)

     The Company also issues options outside of the Stock Incentive Plans which are comprised as follows:

                                                                                   December 31,
                                                                          -------------------------------
                                                                              2004             2003
                                                                          --------------   --------------
     Outstanding, beginning of year                                           9,054,866        7,174,866
     Granted during the year                                                    250,000        2,180,000
     Exercised during the year                                                (250,000)                -
     Forfeited during the year                                                        -        (250,000)
     Expired during the year                                                  (485,000)         (50,000)
                                                                          --------------   --------------
     Outstanding, end of year (at prices ranging from $0.07 to $1.00)         8,569,866        9,054,866
                                                                          --------------   --------------

     Eligible, end of year (at prices ranging from $0.07 to $1.00)            8,569,866        9,054,866
                                                                          ==============   ==============

     At December 31, 2004 and 2003 the weighted average exercise price and weighted average remaining contractual life is $0.32 and $0.34 per share, and 3 years 9 months and 4 years 7 months, respectively.

WARRANTS

     The Company granted common stock purchase warrants between May 1, 1998 and December 31, 2004 which are comprised as follows:.

                                                                                   December 31,
                                                                          -------------------------------
                                                                              2004             2003
                                                                          --------------   --------------
     Outstanding, beginning of year                                          11,973,018        7,398,164
     Granted during the year                                                 20,433,000        9,241,599
     Exercised during the year                                                        -      (3,552,752)
     Forfeited during the year                                                        -         (27,780)
     Expired during the year                                                (1,717,419)      (1,086,213)
                                                                          --------------   --------------
     Outstanding, end of year (at prices ranging from $.15 to $1.00)         30,688,599       11,973,018
                                                                          ==============   ==============
     Callable, end of year (at $2.00)                                                 -          100,000
                                                                          ==============   ==============

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

              Magnitude Information Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

COMMITMENTS AND CONTINGENCIES (continued)

    Under the lease agreement, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:


               Year Ending December 31,
                        2005                     $  101,309
                        2006                        120,000
                        2007                     $   30,000
                                                    -------
                        Total minimum payments   $  251,309
                                                    =======

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

              Magnitude Information Systems, Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements


RESTATEMENT OF RESULTS

     The Company has restated its financial statements for the years ended December 31, 2003 and 2004. The restated financial results reflect the reclassification of certain equity positions in connection with beneficial conversion rights to warrants and shares of convertible preferred stock due to a revision in its accounting procedures related to the valuation of securities such as restricted stock and stock options and warrants issued to non-employees for services performed. Its original financial statements reflected a valuation of such instruments based on the market price for the Company's common stock, less a discount of 50% which in the Company's opinion compensated for the trading nature of the market for the common stock and the liquidity constraints associated with these securities. The Company has reconsidered this valuation approach and is restating its financial results, eliminating the 50% discount. The impact of these adjustments of the Company's financial results as originally reported is summarized below:

                                                                        Year Ended December 31, 2003
                                                                        ----------------------------
                                                                     As Reported               As Restated
                                                                   -------------             -------------
     Retained earnings (deficit)                                   $(23,705,641)             $(24,316,404)
     Discount on Preferred Stock                                       (630,896)                 (874,566)
     Additional paid-in capital                                       23,950,614                24,890,819
     Total stockholders' equity (impairment)                           (377,851)                 (463,623)
     Working capital (deficiency)                                      (968,183)               (1,086,773)
     Net (loss)                                                      (2,337,881)               (2,653,331)
     Loss per share (after dividends and amortization
          of discount on Preferred Stock)                                $(0.04)                   $(0.04)

                                                                        Year Ended December 31, 2004
                                                                        ----------------------------
                                                                     As Reported               As Restated
                                                                   -------------             -------------
     Retained earnings (deficit)                                   $(27,992,998)             $(28,956,861)
     Additional paid-in capital                                       27,499,793                28,496,474
     Total stockholders' equity (impairment)                           (480,228)                 (513,046)
     Working capital (deficiency)                                      (977,831)               (1,010,649)
     Net (loss)                                                      (2,483,602)               (2,536,556)
     Loss per share (after dividends and amortization
          of discount on Preferred Stock)                                $(0.04)                   $(0.05)

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