Form 10QSB/A
period 2004-03-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2006-03-06
CIK 838796

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

                         Commission file number 33-20432

                       MAGNITUDE INFORMATION SYSTEMS, INC.
                       -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)

               Delaware                                75-2228828
               --------------------------------------------------
       (State or other Jurisdiction of                (IRS Employer
        Incorporation or Organization)             Identification No.)

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

Explanatory Note

This Form 10-QSB/A is being filed for the purpose of restating the financial statements for the quarter ended March 31, 2004 and as contained in the Company's Form 10-QSB filed with the U.S. Securities and Exchange Commission on May 13, 2004.

As discussed in the footnote to the financial statements entitled "Restatement of Results", the Company determined that certain warrants and options that were in excess of authorized shares for the period from December 2003 through July 2004 required reclassification as liabilities for the period that these instruments could not be physically settled. Such liabilities were marked to fair value until they reverted to equity on July 10, 2004 when the Company amended its certificate of incorporation increasing its authorized common shares, as approved by the Company's shareholders.

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

PART I  - Item 1

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

ASSETS                                                            March 31, 2004
                                                                   (as restated)
                                                                  --------------
     Current Assets
     Cash  ......................................................    $  100,825
     Accounts receivable, net of allowance for
        doubtful accounts of $212 ...............................        21,014
     Miscellaneous receivables ..................................         1,800
     Inventories ................................................        26,917
     Prepaid expenses ...........................................       243,278
                                                                     ----------
        Total Current Assets ....................................       393,834
     Property and equipment, net of accumulated
        depreciation of $137,404 ................................        15,983
     Software, net of accumulated amortization of $924,318 ......       582,972
     Other assets ...............................................        43,432
                                                                     ----------
TOTAL ASSETS ....................................................     1,036,221
                                                                     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY (IMPAIRMENT)
LIABILITIES
     Accounts payable and accrued expenses ......................       311,565
     Deferred revenue ...........................................        48,279
     Dividends payable ..........................................       416,948
     Loans and notes payable ....................................       100,000
     Current maturities of long-term debt .......................       133,419
     Current maturities of capitalized lease obligations ........         2,805
     Liability for warrant and options exercise .................       940,672
                                                                   ------------
        Total Current Liabilities ...............................     1,953,688
     Capitalized lease obligations, less current portion ........         3,234
                                                                   -------------
TOTAL LIABILITIES ...............................................     1,956,922

STOCKHOLDERS' EQUITY
     Preferred Stock, $0.001 par value, non-voting, 3,000,000
     shares authorized:
     2,500 shares have been designated Cumulative Preferred
     Stock, of which 1 share is issued and outstanding ..........             0
     300,000 shares have been designated Series A Convertible
     Preferred Stock,
     350,000 shares have been designated Series B Convertible
     Preferred Stock,
     120,000 shares have been designated Series C Convertible
     Preferred Stock,
     500,000 shares have been designated Series D Convertible
     Preferred Stock,
     500,000 shares have been designated Series E Convertible
     Preferred Stock, of which a combined total 526,582 shares
     are issued and outstanding .................................           527
     Common Stock, $0.0001 par value, 100,000,000 shares
     authorized, 79,482,141 shares are issued and outstanding ...         7,948
     Additional paid-in capital .................................    24,487,742
     Accumulated deficit ........................................   (25,416,918)
                                                                   ------------
TOTAL STOCKHOLDERS' EQUITY ........................................    (920,701)

TOTAL LIABILITIES AND EQUITY ......................................$  1,036,221
                                                                   ============

                 See notes to consolidated financial statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                                2004            2003
                                                                           (as restated)
                                                                           ------------     -----------
Total Revenues .........................................................   $     44,580     $    35,452
     Cost of Goods Sold ................................................         38,955          38,987
                                                                           ------------     -----------

Gross Profit ...........................................................          5,625          (3,535)
     Selling expenses ..................................................        118,237         154,596
     Stock-based compensation ..........................................        150,055         146,006
     General & administrative expenses .................................        434,050         373,696
                                                                           ------------     -----------

Operating (Loss) .......................................................       (696,717)       (677,833)
     Changes in fair value of options and warrants .....................       (291,955)             --
     Interest expense, net .............................................         (5,796)         (6,583)
                                                                           ------------     -----------
Non-Operating Income (Expense) .........................................       (297,751)         (6,583)
                                                                           ------------     -----------

Net (Loss) before taxes ................................................       (994,468)       (684,416)
     Provision for income taxes ........................................              0               0
Net (Loss) .............................................................   $   (994,468)    $  (684,416)
                                                                           ============     ===========

Dividends accrued on preferred stock ...................................         57,380          28,817
Amortized discount on convertible preferred stock ......................        716,436               0

Net (Loss) applicable to common shareholders ...........................   $ (1,768,284)    $  (713,233)
                                                                           ============     ============
Loss per Common Share ..................................................   $      (0.02)    $     (0.01)
                                                                           ============     ============
Weighted Average Number of
     Common Shares Outstanding .........................................     78,136,586      60,469,245
                                                                           ============     ============


                 See notes to consolidated financial statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Three Months Ended
                                                               March 31,
                                                           2004         2003
                                                      (as restated)
                                                        ---------    ----------
Cash Flows from Operating Activities
     Net (loss) .....................................   $(994,468)   $(684,416)
     Adjustments to net (loss)
        Depreciation and amortization ...............      41,453       50,746
        Securities issued for expenses and debt .....     276,350      146,006
        Changes in fair value of options and
          warrants ..................................     291,955           --
     Decreases (increases) in Assets
        Accounts receivable .........................      14,827      (34,261)
        Miscellaneous receivables ...................          --        1,458
        Prepaid expenses ............................    (166,180)    (124,600)
        Other assets ................................       5,693           --
     Increases (decreases) in Liabilities
        Deferred revenues ...........................      50,041         (386)
        Change in prepayments .......................          --       35,925
        Accounts payable and accrued expenses .......    (111,894)      55,989
                                                        ---------    ---------
Net Cash (Used) by Operating Activities .............    (592,223)    (553,539)

Cash Flows from Investing Activities
     Purchases of equipment and fixtures ............      (3,443)      (1,885)
                                                        ---------    ---------
Net Cash (Used) by Investing Activities .............      (3,443)      (1,885)

Cash Flows from Financing Activities
     Proceeds from notes payable ....................          --      139,500
     Repayment of loans and notes ...................    (282,851)          --
     Issuance of common and preferred stock .........     881,364      407,553
                                                        ---------    ---------
Net Cash Provided by Financing Activities ...........     598,513      547,053
Net Increase (Decrease) in Cash .....................       2,847       (8,371)
Cash at Beginning of Period .........................      97,978        9,976
                                                        ---------    ---------
Cash at End of Period ...............................   $ 100,825    $   1,605
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

     Reclassification  of  certain  securities  under EITF  00-19

         Pursuant to Emerging Issues Task Force (EITF) Issue 00-19, if a company has more than one contract subject to this Issue, and partial reclassification is required, there may be different methods that could be used to determine which contracts, or portions of contracts, should be reclassified. The Company's method for reclassification of such contracts is reclassification of contracts with the latest maturity date first.

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

PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at March 31, 2004:

              Equipment                                         $    81,157
              Furniture and fixtures                                 72,230
                                                                -----------
                                                                    153,387
              Less accumulated depreciation                         137,404
                                                                -----------
                                        Total                   $    15,983
                                                                ===========

Depreciation expense charged to operations was $2,472 in the first three months of 2004 and $11,767 in the first three months of 2003.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at March 31, 2004:

              Accounts payable                                  $   129,266

              Accrued interest                                       54,069

              Accrued commissions                                    10,118

              Accrued salaries, bonuses, vacations                   47,933

              Accrued professional fees                              58,709

              Miscellaneous accruals                                 11,470
                                                                -----------
                                    Total                       $   311,565
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

LOANS AND NOTES PAYABLE

     At March 31, 2004, Magnitude, Inc. and the Company had borrowings under short term loan agreements with the following terms and conditions:

         On December 4, 1996, Magnitude, Inc. repurchased 500,000
         shares of its common stock and retired same against
         issuance of a promissory note maturing twelve months
         thereafter accruing interest at 5% per annum and due
         December 4, 1998. This note is overdue at March 31, 2004
         and no demand for payment has been made.                     $   75,000

         At December 31, 1999 the Company had $1,475,000 of
         notes outstanding related to a June 1995 private
         placement offering. During 2000 the holders of $1,450,000
         worth of notes agreed to accept partial repayment of
         approximately 30% of the note balances and converted the
         remaining balances into common shares or convertible
         preferred shares. The total amount of non-converted notes
         outstanding at March 31, 2004 is $25,000. Attempts to
         locate the holder of this note, to settle this liability,
         have been unsuccessful.                                          25,000
                                                                      ----------
         Total                                                        $  100,000
                                                                      ==========

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

         MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           MARCH 31, 2004

COMMITMENTS AND CONTINGENCIES, continued


     Under the lease agreement, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:

          Year Ending December 31,
          ------------------------
                  2004                                                   84,615
                  2005                                                   21,309
                                                                  --------------
                  Total                                           $     105,924
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

RESTATEMENT OF RESULTS

      Under the provisions of EITF 00-19, the Company determined that certain warrants and options that were in excess of authorized shares for the period from December 2003 through July 2004 required reclassification as liabilities for the period that these instruments could not be physically settled. Such liabilities reverted to equity on July 10, 2004 when the Company amended its certificate of incorporation increasing its authorized common shares, as approved by the Company's shareholders.

      The reclassifications of the approximate 11,300,000 warrants and options that exceeded the authorized share amount during the three months ended March 31, 2004 were initially recorded as adjustments to stockholders' equity of $648,717 for the change in fair value of the contracts for the period such instruments were classified as equity, as applicable. The contracts were subsequently marked to fair value through the date of the approved increase in authorized shares, resulting in increase in the Net Loss for quarter ended March 31, 2004 of $291,955 accompanied by an increase in the current liabilities at March 31, 2004 of $940,672 and a partially compensating increase in the amount of Additional Paid-in Capital of $648,717.

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

Gross profits amounted to $5,625. Gross profits are burdened with a fixed charge for amortization of certain proprietary software assets. Such software assets underlie the Company's products and are being amortized on a straight line over 10 years, resulting in a level charge of approximately $13,000 per month to cost-of-goods-sold. Owing to the fact that variable cost-of-goods-sold expenses are less than 5%, the gross margins will increase with larger revenues, as the portion of fixed expenses decreases relatively. After deducting selling - and general and administrative expenses of $702,342 which increased by 4% over the $674,298 recorded in 2003, the Company realized an operating loss of $696,717 compared to an operating loss of $677,833 in 2003. Non-operating expenses consisted of $5,796 net interest expense and a charge for changes in the fair value of certain options and warrants, of $291,955. The quarter concluded with a net loss of $994,468 compared to a loss of $684,416 in the first three months of 2003.

After accounting for dividend accruals on outstanding preferred stock which totaled $57,380, and an accounting charge to capital for amortization of discount for warrants issued in connection with the placement of certain convertible stock, amounting to $716,436, the net loss applicable to common shareholders was $1,768,284 or $0.02 per share, compared to a loss of $713,233 or $0.01 per share for the same quarter in the previous year.

Liquidity and Capital Resources

The Company's liquidity showed a relative improvement during the quarter, as a result of the successful conclusion of a round of private equity placements. The Company obtained approximately $880,000 cash from such transactions.

At March 31, 2004, the deficit in working capital amounted to $1,559,854 of which $940,672 was attributable to the reclassification of certain options and warrants from equity to liabilities (see Explanatory Note on page 1 of this report), compared to $968,183 at December 31, 2003. Stockholders' equity showed an impairment of $920,701 at the end of the quarter, compared to an impairment of $377,851 at the beginning of the year. The negative cash flow from operations totaled approximately $592,000 and was financed by new equity which was obtained through the placement of convertible preferred stock with accredited private investors. Details of such transactions can be found in the "Changes in Securities" section in this report. In February 2004, the Company had filed a new registration statement on Form SB-2 and an amendment to a previously filed registration statement on Form SB-2, both of which covered common shares directly issued as well as common shares underlying the previously issued convertible preferred stock and warrants, in connection with these and prior financing transactions. These filings are currently under review by the Securities and Exchange Commission.

At the time of this submission, the Company had no bank debt. At March 31, 2004 our short-term liabilities, aside from trade payables and accruals and the position pertaining to reclassified options and warrants, included certain notes aggregating $233,419 of which $99,890 was owed to the chairman and chief executive officer of the Company in form of a demand note (see "Long Term Debt"). Also included are 416,948 in accrued dividends, most of which on outstanding series A, C, and D preferred stock which in view of the absence of surplus funds, management does not plan to liquidate in the immediate future.

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

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to its Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MAGNITUDE INFORMATION SYSTEMS, INC.




Date:   March 3, 2006                   By: /s/  Steven D. Rudnik
                                            ------------------------------------
                                            Steven D. Rudnik
                                            Chairman and Chief Executive Officer