Form 10QSB/A
period 2004-06-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2006-03-06
CIK 838796

FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For Quarter Ended June 30, 2004

                                       OR

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ to _______

                         Commission file number 33-20432

                       MAGNITUDE INFORMATION SYSTEMS, INC.
                       -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                     Delaware                       75-2228828
         ---------------------------------------------------------
         (State or other Jurisdiction of          (IRS Employer
          Incorporation or Organization)       Identification No.)

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

Explanatory Note

This Form 10-QSB/A is being filed for the purpose of restating the financial statements for the quarter ended June 30, 2004 and as contained in the Company's Form 10-QSB filed with the U.S. Securities and Exchange Commission on August 13, 2004.

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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited) - as restated

         Consolidated Balance Sheet
          - June 30, 2004                                                3

         Consolidated Statements of Operations
          - Three and six months ended June 30, 2004 and 2003            4

         Consolidated Statements of Cash Flows
          - Six months ended June 30, 2004 and 2003                      5

         Notes to Consolidated Financial Statements                      6 - 12


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       14 - 15

Item 3   Controls and Procedures                                         16


PART II  -  OTHER INFORMATION                                            17 - 19


SIGNATURES                                                               20

PART I  - Item 1

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

ASSETS                                                                             June 30, 2004
                                                                                   (as restated)
                                                                                   -------------
     Current Assets
     Cash .....................................................................   $        9,927
     Accounts receivable, net of allowance for
        doubtful accounts of $212 .............................................            1,408
     Miscellaneous receivables                                                             1,800
     Inventories ..............................................................           12,428
     Prepaid expenses .........................................................          206,199
                                                                                  --------------
        Total Current Assets ..................................................          231,762
     Property and equipment, net of accumulated
        depreciation of $139,954 ..............................................           13,434
     Software, net of accumulated amortization of $963,298 ....................          543,992
     Other assets .............................................................           38,548
                                                                                  --------------
TOTAL ASSETS ..................................................................          827,736
                                                                                  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY (IMPAIRMENT)
LIABILITIES
     Accounts payable and accrued expenses ....................................          362,945
     Deferred revenue .........................................................           31,607
     Dividends payable ........................................................          472,920
     Loans and notes payable ..................................................          100,000
     Current maturities of long-term debt .....................................          133,419
     Current maturities of capitalized lease obligations ......................            2,805
     Liability for warrant and options exercise ...............................          989,331
                                                                                  --------------
        Total Current Liabilities .............................................        2,093,027
     Capitalized lease obligations, less current portion ......................            3,234
                                                                                  --------------
TOTAL LIABILITIES .............................................................        2,096,261

STOCKHOLDERS' EQUITY
     Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
     2,500 shares have been designated Cumulative Preferred Stock,
     of which 1 share is issued and outstanding ...............................                0
     300,000 shares have been designated Series A Convertible Preferred Stock,
     350,000 shares have been designated Series B Convertible Preferred Stock,
     120,000 shares have been designated Series C Convertible Preferred Stock,
     500,000 shares have been designated Series D Convertible Preferred Stock,
     500,000 shares have been designated Series E Convertible Preferred Stock,
     of which a combined total 521,582 shares are issued and outstanding ......              522
     Common Stock, $0.0001 par value, 200,000,000 shares authorized,
     83,292,141 shares are issued and outstanding .............................            8,329
     Additional paid-in capital ...............................................       25,130,446
     Accumulated deficit ......................................................      (26,407,822)
                                                                                  --------------
TOTAL STOCKHOLDERS' EQUITY ....................................................       (1,268,525)

TOTAL LIABILITIES AND EQUITY ..................................................   $      827,736
                                                                                  ==============

                 See notes to consolidated financial statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Three Months Ended            Six Months Ended
                                                              June 30,                      June 30,
                                                       2004            2003          2004           2003
                                                   (as restated)                 (as restated)
                                                   ------------   ------------   ------------   ------------

Total Revenues ..................................  $     20,294   $     33,107   $     64,874   $     68,559
     Cost of Goods Sold .........................        39,066         38,980         78,021         77,967
                                                   ------------   ------------   ------------   ------------
Gross Profit ....................................       (18,772)        (5,873)       (13,147)        (9,408)
     Selling expenses ...........................       111,412        139,049        229,649        293,645
     Stock-based compensation ...................        85,978         61,210        236,033        207,216
     General & administrative expenses ..........       329,935        407,616        763,985        781,312
                                                   ------------   ------------   ------------   ------------

Operating (Loss) ................................      (546,097)      (613,748)    (1,242,814)    (1,291,581)

     Misc. non-operating expenses ...............       (14,489)          --          (14,489)          --
     Change in fair value of options and warrants       465,996           --          174,041           --
     Interest expense, net ......................        (3,407)       (24,612)        (9,203)       (31,195)
                                                   ------------   ------------   ------------   ------------
Non-Operating Income (Expense) ..................       448,100        (24,612)       150,349        (31,195)
                                                   ------------   ------------   ------------   ------------

Net (Loss) before taxes .........................       (97,997)      (638,360)    (1,092,465)    (1,322,776)
     Provision for income taxes .................             0              0              0              0
Net (Loss) ......................................  $    (97,997)  $   (638,360)  $ (1,092,465)  $ (1,322,776)
                                                   ============   ============   ============   ============

Dividends accrued on preferred stock ............        56,873         28,817        114,253         57,634
Amortized discount on convertible
     preferred stock ............................       779,026           --        1,495,462           --

Net (Loss) applicable to common shareholders ....  $   (933,896)  $   (667,177)  $ (2,702,180)  $ (1,380,410)
                                                   ============   ============   ============   ============
Loss per Common Share ...........................  $      (0.01)  $      (0.01)  $      (0.03)  $      (0.02)
                                                   ============   ============   ============   ============
Weighted Average Number of
     Common Shares Outstanding ..................    81,805,474     65,661,771     79,971,031     63,232,175
                                                   ============   ============   ============   ============


                 See notes to consolidated financial statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Six Months Ended
                                                               June 30,
                                                          2004          2003
                                                     (as restated)
                                                      -----------   -----------
Cash Flows from Operating Activities
     Net (loss) ....................................  $(1,092,465)  $(1,322,776)
     Adjustments to net (loss)
       Depreciation and amortization ...............       82,982        93,456
       Changes in fair value of options and warrants     (174,041)         --
       Securities issued for expenses and debt .....      314,300       182,937
     Decreases (increases) in Assets
        Accounts receivable ........................       34,432         3,875
        Miscellaneous receivables ..................         --           1,458
        Inventories ................................       14,489            30
        Prepaid expenses ...........................     (129,101)      (87,057)
        Other assets ...............................       10,577          --
     Increases (decreases) in Liabilities
        Deferred revenues ..........................       38,925        (3,198)
        Change in prepayments ......................         --         (14,075)
        Accounts payable and accrued expenses ......      (66,069)      208,236
                                                      -----------   -----------
Net Cash (Used) by Operating Activities ............     (965,971)     (937,114)

Cash Flows from Investing Activities
     Purchases of equipment and fixtures ...........       (3,443)       (1,885)
                                                      -----------   -----------
Net Cash (Used) by Investing Activities ............       (3,443)       (1,885)

Cash Flows from Financing Activities
     Proceeds from loans and notes payable .........         --         316,763
     Repayment of loans and notes ..................     (282,851)      (16,706)
     Payment of dividends ..........................         (900)         --
     Issuance of common and preferred stock ........    1,165,114       655,148
                                                      -----------   -----------
Net Cash Provided by Financing Activities ..........      881,363       955,205
Net Increase (Decrease) in Cash ....................      (88,051)       16,206
Cash at Beginning of Period ........................       97,978         9,976
                                                      -----------   -----------
Cash at End of Period ..............................  $     9,927   $    26,182
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
                                                                        ========

Depreciation expense charged to operations was $5,021 in the first six months of 2004 and $15,497 in the first six months of 2003.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at June 30, 2004:

              Accounts payable                                      $    183,328

              Accrued interest                                            55,572

              Accrued commissions                                         12,678

              Accrued salaries, bonuses, vacations                        49,334

              Accrued professional fees                                   50,563

              Miscellaneous accruals                                      11,470
                                                                    ------------
                                    Total                           $    362,945
                                                                    ============

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

LOANS AND NOTES PAYABLE

      At June 30, 2004, Magnitude, Inc. and the Company had borrowings under short term loan agreements with the following terms and conditions:

            On December 4, 1996, Magnitude, Inc. repurchased
            500,000 shares of its common stock and retired
            same against issuance of a promissory note
            maturing twelve months thereafter accruing
            interest at 5% per annum and due December 4,
            1998. This note is overdue at June 30, 2004 and
            no demand for payment has been made.                    $  75,000

            At December 31, 1999 the Company had $1,475,000
            of notes outstanding related to a June 1995
            private placement offering. During 2000 the
            holders of $1,450,000 worth of notes agreed to
            accept partial repayment of approximately 30% of
            the note balances and converted the remaining
            balances into common shares or convertible
            preferred shares. The total amount of
            non-converted notes outstanding at June 30, 2004
            is $25,000. Attempts to locate the holder of
            this note, to settle this liability, have been
            unsuccessful.                                              25,000
                                                                    ---------
            Total                                                   $ 100,000
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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

COMMITMENTS AND CONTINGENCIES, continued


      Under the lease agreement, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:

          Year Ending December 31,
          ------------------------
                  2005                                              $     21,309
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

      The reclassifications of the approximate 6,500,000 and 17,800,000 warrants and options that exceeded the authorized share amount during the three and six months ended June 30, 2004, respectively, were initially recorded as adjustments to stockholders' equity of $514,655 and $1,163,372, respectively, for the change in fair value of the contracts for the period such instruments were classified as equity, as applicable. The contracts were subsequently marked to fair value through the date of the approved increase in authorized shares, resulting in decreases in the Net Loss for the three and six months ended June 30, 2004 of $465,996 and $174,041, respectively. At June 30, 2004, current liabilities increased by $989,331, accompanied by an increase in the amount of Additional Paid-in Capital of $1,163,372.

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

Gross profits for the quarter amounted to negative $18,772, as a result of a fixed charge for amortization of certain proprietary software assets. Such software assets underlie the Company's products and are being amortized on a straight line over 10 years, resulting in a level charge of approximately $13,000 per month to cost-of-goods-sold. Our expense and cost structure was essentially unchanged from prior periods, and, after deducting selling - and general and administrative expenses of $527,325 which decreased by 13% over the $607,875 recorded in 2003, the Company realized an operating loss of $546,097, compared to an operating loss of $613,748 in 2003. Non-operating expenses consisted of $3,407 net interest expense and a charge of $14,489 for a valuation allowance on certain inventories, and a profit of $465,996 attributable to the reclassification of certain options and warrants (see note "Company Policy on Partial Reclassification of Certain Securities under EITF 00-19. The period result was a net loss of $97,997, with a total loss for the first six months of $1,092,465, compared to losses of $638,360 and $ 1,322,776 respectively, for the same periods in 2003.

After accounting for dividend accruals on outstanding preferred stock which totaled $56,873, and an accounting charge to capital for amortization of discount for warrants issued in connection with the placement of certain convertible stock which amounted to $779,026, the net loss for the quarter applicable to common shareholders was $933,896 or $0.01 per share, compared to a loss of $667,177 or $0.01 per share for the same quarter in the previous year.

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

At June 30, 2004, the deficit in working capital amounted to $1,861,265 of which $989,331 was attributable to reclassifications of certain options and warrants, compared to $1,559,854 at March 31, 2004. The cash flow from operations during the first six months totaled approximately negative $966,000 and was financed by new equity which was obtained through the placement of common and convertible preferred stock with accredited private investors. Details of such transactions can be found in the "Changes in Securities" section in this report and in the Company's report on Form 10-QSB for the period ended March 31, 2004. In February 2004, the Company had filed a new registration statement on Form SB-2 and an amendment to a previously filed registration statement on Form SB-2, both of which covered common shares directly issued as well as common shares underlying the previously issued convertible preferred stock and warrants, in connection with these and prior financing transactions. These registrations were declared effective by the Securities and Exchange Commission as of June 30, 2004.

At the time of this submission, the Company had no bank debt. At June 30, 2004 our short-term liabilities, aside from trade payables and accruals and the position pertaining to reclassified options and warrants, included certain notes aggregating $233,419 of which $99,890 was owed to the chairman and chief executive officer of the Company in form of a demand note (see "Long Term Debt"). Also included are 472,920 in accrued dividends, the majority of which on outstanding series A, C, and D preferred stock which in view of the absence of surplus funds management does not plan to liquidate in the immediate future.

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