Form 10KSB/A
period 2004-12-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2006-03-06
CIK 838796

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

                  401 State Route 24, Chester, New Jersey 07930
                  ---------------------------------------------
                 Address of Principal Executive Offices Zip Code

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

      As of March 29, 2005, 136,437,612 shares of Common Stock, $.0001 par value, were outstanding.

             DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

Explanatory Note

This Form 10-KSB/A is being filed for the purpose of restating the financial statements for the fiscal years ended December 31, 2004 and 2003 as contained in the Company's Form 10-KSB filed with the U.S. Securities and Exchange Commission on March 30, 2005. The restatement involves reclassifying certain equity positions in connection with (1) beneficial conversion rights accrued to warrants and shares of convertible preferred stock issued in 2003 and 2004 due to the elimination of a discount of 50% applied to the market price of the Company's common stock when valuing certain securities issued prior to January 1, 2004 to employees and non-employees for services rendered, (2) reclassification of warrants and options in excess of authorized shares available as well as (3) a reclassification of deferred compensation. The restatements add $315,450 to the net loss in 2003 and subtract $174,654 to the net loss in 2004, whereby both amounts, however, are being offset by similar credits to Paid-in Capital, as a consequence of which there was no material effect on total stockholders' equity. In addition, the reclassifications and revaluations give rise to corrections in the reported dividends positions and per-share earnings figures which again, however, do not materially affect total stockholders' equity.

As discussed in the footnote to the Financial Statements entitled "Restatement of Results", certain errors resulting from improper valuation of securities issued to non-employees during the years ended December 31, 2001, 2002 and 2003 and the related effect on warrant value allocation and recognition of beneficial conversion features during the years ended December 31, 2003 and 2004 were discovered by management of the Company during the current year. In addition, the Company determined that certain warrants and options that were in excess of authorized shares for the period from December 2003 through July 2004 required reclassification as liabilities for the period that these instruments could not be physically settled. Such liabilities were marked to fair value until they reverted to equity on July 10, 2004 when the Company amended its certificate of incorporation increasing its authorized common shares, as approved by the Company's shareholders. Accordingly, the 2004 and 2003 financial statements have been restated and an adjustment has been made to retained deficit as of January 1, 2003 due to corrections made for the years ended December 31, 2001 through 2003. This Form 10-KSB/A has not been updated for events or information subsequent to the date of filing of the original form 10-KSB, except in connection with the foregoing.

                       MAGNITUDE INFORMATION SYSTEMS, INC.

                                    CONTENTS


PART I.

                                                                                                        Page
      Item  1.

        Business........................................................................................4

      Item  2.

       Properties.......................................................................................11

      Item  3.    Legal Proceedings.....................................................................11

      Item  4.    Submission of Matters to a Vote of Security Holders...................................11

PART II.

      Item  5.    Market for Registrant's Common Equity and Related Shareholder Matters.................12

      Item  6.    Selected Financial Data - as restated.................................................14

      Item  7.    Management's' Discussion and Analysis of Financial Condition
                  and Results of Operations.............................................................15

      Item  8.    Financial Statements and Supplementary Data - as restated.............................17

      Item 8a.    Controls and Procedures ..............................................................17

      Item  9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..18

PART III.

      Item 10.    Directors and Executive Officers of the Registrant....................................19

      Item 11.    Executive Compensation................................................................21

      Item 12.    Security Ownership of Certain Beneficial Owners and Management........................24

      Item 13.    Certain Relationships and Related Transactions........................................25

      Item 14.    Principal Accountant Fees and Services................................................25

PART IV

      Item 15.    Exhibits and Reports on Form 8-K......................................................27

                  Signatures............................................................................28

                  Exhibit Index.........................................................................29

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

                                             OTC-BB
                                      High/Ask     Low/Bid
2003
----
         First Quarter .............  $  0.15       $0.08
         Second Quarter ............     0.13        0.06
         Third Quarter .............     0.13        0.06
         Fourth Quarter ............     0.15        0.07
2004
----
         First Quarter .............  $  0.20       $0.09
         Second Quarter ............     0.20        0.10
         Third Quarter .............     0.14        0.09
         Fourth Quarter ............     0.18        0.10

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

     SELECTED FINANCIAL DATA

     Balance Sheet                                 December 31, 2004,
                                                      (As restated)
                                                   ------------------
         Total assets ............................   $    646,162
         Current liabilities .....................      1,158,952
         Long-term debt ..........................            256
         Working capital .........................     (1,010,649)
         Shareholders' equity ....................   $   (513,046)


     Statement of Operations
                                                      For the Year Ended December 31,
                                                   2004 (as restated)   2003 (as restated)
                                                   -----------------    -----------------
         Total revenues ..........................   $    121,886       $      162,335
         Operating income (loss) .................     (2,687,402)
                                                                            (2,764,871)
         Net (loss) ..............................     (2,308,948)
     (2,653,331) Net (loss) after dividends
         On Preferred Shares .....................     (4,509,167)          (2,798,406)

         Net loss per common share ...............   $      (0.05)      $        (0.04)
         Number of shares used in computing
         per share data ..........................     96,968,697           66,962,744

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

         Gross profits amounted to negative $34,089. Gross profits are burdened with a fixed charge for amortization of certain proprietary software assets. Such software assets underlie the Company's products and are being amortized on a straight line over 10 years, resulting in a level charge of approximately $13,000 per month to cost-of-goods-sold. Owing to the fact that variable cost-of-goods-sold expenses are less than 5%, the gross margins will increase with larger revenues, as the portion of fixed expenses decreases relatively. After deducting selling -, research -, and general and administrative expenses of $2,653,313 which decreased marginally by 4% from the $2,771,259 recorded in 2003, the Company realized an operating loss of $2,687,402 compared to an operating loss of $2,764,871 in 2003. Non-operating income and expenses included $43,069 net interest expense and $20,703 charges for losses on assets. The Company also realized a credit of $214,618 from the sale of net loss carry-forward tax credits pursuant to the New Jersey Emerging Technology and Biotechnology Financial Assistance Act, and accounting income of $227,608 from changes in the fair value of warrants and options (see note "Restatement of Results"). The year concluded with a net loss of $2,308,948. After accounting for dividends paid and accrued on outstanding preferred stock which totaled $173,529 and an accounting charge of $1,930,372 for discounts accrued on preferred stock, the net loss applicable to common shareholders was $4,509,167 or $0.05 per share, compared to a loss of $2,798,406or $0.04 per share for the previous year.

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


We reported in a current report on Form 8-K today that we would be restating our results for the fiscal year ended December 31, 2004. The restatements add $315,450 to the net loss in 2003 and subtracts $174,654 from the net loss in 2004, whereby both amounts, however, are being offset by similar credits to Paid-in Capital, as a consequence of which there was no material effect on total stockholders' equity. In addition, the reclassifications and revaluations give rise to corrections in the reported dividends positions and per-share earnings figures which again, however, do not materially affect total stockholders' equity.

In addition, the Company determined that certain warrants and options that were in excess of authorized shares for the period from December 2003 through July 2004 required reclassification as liabilities for the period that these instruments could not be physically settled. Such liabilities were marked to fair value until they reverted to equity on July 10, 2004 when the Company amended its certificate of incorporation increasing its authorized common shares, as approved by the Company's shareholders.

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

                                    PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The names of all directors and executive officers of the Company are as follows:

         Name                           Position                             Term(s) of Office
---------------------      ------------------------------------        ---------------------------
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



STOCK OPTIONS :

         The following table sets forth stock options granted during 2004 pursuant to the Company's 1997 Stock Option Plan and 2000 Stock Incentive Plan, to executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:

----------------------------------------------------------------------------------------
                  Number of Common    % of Total Options
                  Shares Underlying   Granted to Employees   Exercise         Expiration
Name              Options Granted     and Directors in FY    Price ($/Sh.)    Date                .
----------------------------------------------------------------------------------------


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


         The following table sets forth aggregated stock option and warrant exercises during 2004 by executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:

-------------------------------------------------------------------------------------------------------
                    Shares                               #of Shares Underlying     Value of Unexercised
                    Acquired             Value           Unexercised               In-the-Money Options
Name                on Exercise (#)      Realized ($)    Options/Warrants          & Warrants at Y/E ($)
-------------------------------------------------------------------------------------------------------


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



         MAGNITUDE INFORMATION SYSTEMS, INC.



         By:        /s/ Steven D. Rudnik                  Date:    MARCH 3, 2006
                  ----------------------                           -------------
                  Steven D. Rudnik
                  President and Chief Executive Officer
                           (Principal Executive Officer),
                  Chairman of the Board


         By:        /s/ Joerg H. Klaube                   Date:    MARCH 3, 2006
                  ---------------------                            -------------
                  Joerg H. Klaube
                  Secretary, Chief Financial Officer
                  (Principal Financial Officer)
                  Director

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Name                                          Date



          /s/ Steven L. Gray                           MARCH 3, 2006
         ---------------------------                   -------------
         Steven L. Gray, Director


          /s/ Joseph J. Tomasek                        MARCH 3, 2006
         ---------------------------                   -------------
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

                   Restated Consolidated Financial Statements

                                December 31, 2004
                                  (As Restated)

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2004





                                                                     Page



Independent Auditors' Report......................................      1

Financial Statements (As Restated)

     Consolidated Balance Sheet...................................      2

     Consolidated Statements of Operations........................      3

     Consolidated Statement of Stockholders Equity (Deficit)......     4-5

     Consolidated Statements of Cash Flows........................     6-8

     Notes to the Consolidated Financial Statements...............    9-27

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

As discussed in the footnote to the financial statements entitled "RESTATEMENT OF RESULTS", certain errors resulting from improper valuation of securities issued to non-employees during the years ended December 31, 2001, 2002 and 2003 and the related effect on warrant value allocation and recognition of beneficial conversion features during the years ended December 31, 2003 and 2004 as well as the need for reclassification of certain equity instruments and recognition of fair value adjustments during 2004 were discovered by management of the Company during the current year. Accordingly, the 2004 and 2003 financial statements have been restated and an adjustment has been made to retained deficit as of January 1, 2003 due to corrections made for the years ended December 31, 2001 through 2003.


[GRAPHIC OMITTED]

Bridgewater, New Jersey
March 2, 2005, except as to
RESTATEMENT OF RESULTS Note
as to which the date is March 3, 2006.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2004
          AS RESTATED - SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              Assets
Current Assets
        Cash                                                                                       $     44,144
        Accounts receivable, net of allowance for doubtful accounts of $0                                30,630
        Inventory                                                                                         6,214
        Miscellaneous receivables                                                                        11,322
        Prepaid expenses                                                                                 55,993
                                                                                                   ------------
              Total Current Assets                                                                      148,303
Property and equipment, net of accumulated depreciation of $145,157                                       9,997
Software, net of accumulated amortization of $1,041,257                                                 466,033
Deposits                                                                                                 21,829
                                                                                                   ------------
              Total Assets                                                                              646,162
                                                                                                   ============
              Liabilities and Stockholders' Equity (Impairment)
Current Liabilities
        Accounts payable and accrued expenses                                                           398,031
        Deferred revenues                                                                                49,373
        Deferred rental obligation                                                                        1,045
        Dividends payable                                                                               474,106
        Loans payable                                                                                    75,000
        Notes payable                                                                                    25,000
        Current maturities of long-term debt                                                            133,419
        Current maturities of capitalized lease obligations                                               2,978
                                                                                                   ------------
              Total Current Liabilities                                                               1,158,952
Capitalized lease obligations, less current portion                                                         256
                                                                                                   ------------
                                                                                                   ------------
              Total Liabilities                                                                       1,159,208
                                                                                                   ------------
                                                                                                   ------------

Commitments and Contingencies                                                                              --

Stockholders' Equity (Impairment)
        Preferred Stock, $.001 par value, non-voting, 3,000,000 shares authorized; 193,191
          shares issued and outstanding                                                                     193
        Common stock, $.0001 par value, 200,000,000 shares authorized; 127,837,612 shares issued
             and outstanding                                                                             12,784
        Additional paid in capital                                                                   28,365,186
        Accumulated (deficit)                                                                       (28,825,573)
                                                                                                   ------------
        Deferred compensation                                                                           (65,636)
                                                                                                   ------------
              Total Stockholders' Equity (Impairment)                                                  (513,046)
                                                                                                   ------------
              Total Liabilities and Stockholders' Equity (Impairment)                              $    646,162
                                                                                                   ============




See notes to the consolidated financial statements.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
          AS RESTATED - SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                             Year Ended December 31,
                                                                         ---------------------------------
                                                                              2004              2003
                                                                         ---------------   ---------------
Net Sales
     Software                                                              $    121,886    $    162,335
                                                                           ------------    ------------
         Total Net Sales                                                        121,886         162,335
                                                                           ------------    ------------

Cost of Goods Sold
     Software                                                                   155,975         155,947
                                                                           ------------    ------------
         Total Cost of Goods Sold                                               155,975         155,947

Gross Profit (Loss)                                                             (34,089)          6,388

Research and development costs                                                    5,548          12,892
Stock-based compensation (see below)                                            748,646         781,849
Selling, general and administrative expenses                                  1,899,119       1,976,518
                                                                           ------------    ------------
                                                                           (2,687,402)       (2,764,871)
Loss From Operations
                                                                           ------------    ------------

Other Income (Expense)
     Miscellaneous income                                                          --             3,745
     Interest income                                                                189            --
     Interest expense                                                           (43,258)        (94,823)
     Loss on disposition of assets                                              (20,703)           (779)
     Change in fair value of options and warrants                               227,608            --
                                                                           ------------    ------------

         TOTAL OTHER INCOME (EXPENSE)                                           163,836         (91,857)
                                                                           ------------    ------------

                                                                             (2,523,566)     (2,856,728)
Loss Before Provision for Income Taxes

Benefit from Income Taxes                                                       214,618         203,397
                                                                           ------------    ------------

Net Loss                                                                   $ (2,308,948)   $ (2,653,331)
                                                                           ------------    ------------


Dividends on Preferred Shares                                              $ (2,200,219)   $   (145,075)
                                                                           ------------    ------------
Net Loss Applicable to Common Shareholders                                 $ (4,509,167)   $ (2,798,406)
                                                                           ============    ============

Net Loss Per Common Share                                                         (0.05)          (0.04)
                                                                           ============    ============

Weighted Average of Common Shares Outstanding                                96,968,697      66,962,744
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


                                                                 Cumulative    Discount on                              Stock
                                             Convertible          Preferred     Preferred                            Subscriptions
                                           Preferred Shares        Shares          Stock         Common Stock         Receivable
                                          -------------------  ----------------------------------------------------- ---------------
                                           Shares     Amount   Shares  Amount   Amount        Shares       Amount
                                          ---------   ------   ------  ------  ---------    -----------  ----------- ---------------
         Balances, January 1, 2003          195,968   $  196        1  $ --    $    --       56,395,817  $     5,640 $      (3,297)
   Issuance of convertible
   preferred stock pursuant to
   private equity placements                130,834      131     --      --     (759,403)         --           --             --
   Issuance of convertible
   preferred stock for services
   performed and accr. Interest               7,405        7     --      --      (32,442)         --           --             --
   Issuance of preferred stock
   pursuant to conversion of debt            19,593       20     --      --     (117,560)         --           --             --
   Repurchase of preferred stock             (2,778)      (3)    --      --         --            --           --             --
   Receipt of stock subscription
   receivable                                  --       --               --         --            --           --            3,297
   Issuance of common stock
   pursuant to conversion of debt              --       --       --      --         --          220,000           22          --
   Issuance of common stock
   pursuant to exercise of options             --       --               --         --           81,000            8          --
   Issuance of common stock
   pursuant to exercise of warrants            --       --       --      --         --        3,552,752          355          --
   Issuance of common stock
   pursuant to private equity
   placements                                  --       --       --      --         --        9,122,171          912          --
   Issuance of common stock
   granted for private placement
   finders' fees                               --       --       --      --         --           30,000            3          --
   Issuance of common stock
   pursuant to conversion of
   accounts payable                            --       --       --      --         --         5620,533           62          --
   Issuance of common stock for
   services performed                          --       --       --      --         --        3,828,035          383          --
   Issuance of common stock for
   compensation                                --       --       --      --         --        1,000,000          100          --
   Issuance of common stock for
   stock awards                                --       --       --      --         --        2,363,500          236          --
   Issuance of common stock for
   services performed                          --       --       --      --         --            --           --             --
   Issuance of warrants for
   services performed                          --       --       --      --         --            --           --             --
   Net loss, year ended December
   31, 2003                                    --       --       --      --         --            --           --             --
   Dividends on convertible
   preferred stock                             --       --       --      --         --            --           --             --
   Recognition of expense on
   deferred compensation                       --       --       --      --         --            --           --             --
   Amortization of discount on
   preferred stock                             --       --       --      --       34,839          --           --             --
                                          ---------   ------   ------  ------  ---------    -----------  ----------- ---------------

         Balances, December 31, 2003        351,022   $  351        1  $ --    $(874,566)    77,213,808  $     7,721 $        --
                                          =========   ======   ======  ======  =========    ===========  =========== =============


                                                                                       Total
                                          Additional                                 Stockholders'
                                           Paid in     Accumulated      Deferred       Equity
                                           Capital       Deficit      Compensation   (Deficit)
                                          ----------   ------------   -----------------------------

                                          ----------   ------------   ------------   --------------
         Balances, January 1, 2003         21,178,540  $(21,517,997)  $ (171,544)    $     (463,623)
   Issuance of convertible
   preferred stock pursuant to
   private equity placements                1,518,674         --            --              759,402
   Issuance of convertible
   preferred stock for services
   performed and accr. Interest               111,067         --            --               78,632
   Issuance of preferred stock
   pursuant to conversion of debt             235,100         --            --              117,560
   Repurchase of preferred stock              (24,997)        --            --              (25,000)
   Receipt of stock subscription
   receivable                                    --           --            --                3,297
   Issuance of common stock
   pursuant to conversion of debt              21,978         --            --               22,000
   Issuance of common stock
   pursuant to exercise of options              8,092         --            --                8,100
   Issuance of common stock
   pursuant to exercise of warrants           319,792         --            --              320,147
   Issuance of common stock
   pursuant to private equity
   placements                                 646,480         --            --              647,392
   Issuance of common stock
   granted for private placement
   finders' fees                                   (3)        --            --                 --
   Issuance of common stock
   pursuant to conversion of
   accounts payable                            41,055         --            --               41,117
   Issuance of common stock for
   services performed                         316,013         --        (211,001)           105,395
   Issuance of common stock for
   compensation                                99,900         --            --              100,000
   Issuance of common stock for
   stock awards                               211,344         --            --              211,580
   Issuance of common stock for
   services performed                          97,086         --            --               97,086
   Issuance of warrants for
   services performed                         110,698         --            --              110,698
   Net loss, year ended December
   31, 2003                                      --      (2,653,331)         --          (2,653,331)
   Dividends on convertible
   preferred stock                               --        (110,237)         --            (110,237)
   Recognition of expense on
   deferred compensation                         --           --          39,457             39,457
   Amortization of discount on
   preferred stock                               --         (34,839)         --                --
                                          -----------  ------------   ------------   --------------

         Balances, December 31, 2003      $24,890,819  $(24,316,404)  $  (171,544)   $     (463,623)
                                          ==========   ============   ============   ==============

See notes to the consolidated financial statements.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
 YEAR ENDED DECEMBER 31, 2004 - AS RESTATED - SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                 Cumulative    Discount on                           Additional
                                             Convertible          Preferred     Preferred                             Paid in
                                           Preferred Shares        Shares         Stock          Common Stock         Capital
                                          -------------------  ----------------------------------------------------- ------------
                                           Shares     Amount   Shares  Amount   Amount        Shares       Amount
                                          ---------   -------  ------  ------ ----------    -----------  ----------- ------------
      Balances, January 1, 2004             351,022   $   351       1  $ --   $ (874,566)   $77,213,808  $     7,721 $ 24,890,819
Issuance of convertible
preferred stock pursuant
to private equity
placements                                  156,993       157    --      --   (1,055,806)          --           --      1,991,609
Issuance of convertible
preferred stock for
services performed                            1,900         2    --      --         --             --           --         28,098
Issuance of convertible
preferred stock  for
compensation                                 16,667        17    --      --         --             --           --         99,983
Conversion of
convertible preferred
stock into common  stock                   (333,392)     (334)           --         --       33,349,202        3,334       (3,000)
Issuance of common stock
for accrued bonus                              --        --      --      --         --          196,680           20       19,648
Issuance of common stock
for stock awards                               --        --      --      --         --        2,000,000          200      224,800
Issuance of common stock
pursuant to exercise of
options                                        --        --              --         --          250,000           25        2,475
Issuance of common stock
for rent                                       --        --      --      --         --          200,000           20       23,980
Issuance of common stock
pursuant to private
equity placements                              --        --              --         --       12,215,000        1,222    1,176,828
Issuance of common stock
granted for private
placement finders' fees                        --        --      --      --         --          673,333           67          (67)
Issuance of common stock
for services performed                         --        --      --      --         --        1,680,000          169      139,281
Issuance of common stock
for accrued interest                           --        --      --      --         --           59,589            6        3,966
Issuance of options for
services performed                             --        --      --      --         --             --           --         30,150
Private placement
finders fees                                   --        --      --      --         --             --           --       (132,096)
   Net loss, year ended December
31, 2004                                       --        --      --      --         --             --           --           --
Dividends on convertible
preferred stock                                --        --              --         --             --           --           --
Recognition of expense
on deferred compensation                       --        --      --      --         --             --           --           --
Amortization of discount
on preferred stock                             --        --      --      --    1,930,372           --           --         96,320
                                          ---------   -------  ------  ------  ---------    -----------  ----------- ------------
CHANGE IN FAIR VALUE OF                        --        --      --      --         --               --         --       (227,608)
OPTIONS AND WARRANTS
                                          =========   =======  ======  ======  =========    ===========  =========== ============

Balances, December 31, 2004                 193,190   $   193       1  $ --    $    --      127,837,612  $    12,784   28,365,186
                                          =========   =======  ======  ======  =========    ===========  =========== ============

                                                                            Total
                                                                           Stockholders'
                                          Accumulated         Deferred       Equity
                                            Deficit         Compensation   (Deficit)
                                          -------------    -----------------------------

                                          -------------    -----------------------------
      Balances, January 1, 2004           $ (24,316,404)   $    (171,544)     (463,623)
Issuance of convertible
preferred stock pursuant
to private equity
placements                                         --              --          935,960
Issuance of convertible
preferred stock for
services performed                                 --              --           28,100
Issuance of convertible
preferred stock  for
compensation                                       --              --          100,000
Conversion of
convertible preferred
stock into common  stock                           --              --             --
Issuance of common stock
for accrued bonus                                  --              --           19,668
Issuance of common stock
for stock awards                                   --              --          225,000
Issuance of common stock
pursuant to exercise of
options                                            --              --            2,500
Issuance of common stock
for rent                                           --              --           24,000
Issuance of common stock
pursuant to private
equity placements                                  --              --        1,178,050
Issuance of common stock
granted for private
placement finders' fees                            --              --             --
Issuance of common stock
for services performed                             --              --          139,450
Issuance of common stock
for accrued interest                               --              --            3,972
Issuance of options for
services performed                                 --              --           30,150
Private placement
finders fees                                       --              --         (132,096)
   Net loss, year ended December
31, 2004                                           --        (2,308,948)    (2,308,948)
Dividends on convertible
preferred stock                                    --          (173,529)      (173,529)
Recognition of expense
on deferred compensation                           --           105,908        105,908
Amortization of discount
on preferred stock                           (2,026,692)           --             --
                                            -----------    ------------    -----------
CHANGE IN FAIR VALUE OF                            --              --         (227,608)
OPTIONS AND WARRANTS
                                            ===========    =============   ===========

Balances, December 31, 2004               $ (28,825,573)   $    (65,636)   $  (513,046)
                                            ============    ============   ===========

See notes to the consolidated financial statements.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          AS RESTATED - SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                         Year Ended December 31,
                                                                       --------------------------
                                                                          2004            2003
                                                                       -----------    -----------
Cash Flows From Operating Activities

    Net Loss                                                           $(2,308,948)   $(2,653,331)

    Adjustments to Reconcile Net Loss to Net Cash Used by Operations
      Depreciation and amortization                                        166,144        178,447
      Stock/options issued for various expenses                            541,172        867,621
      Recognition of expense - deferred compensation                       105,908         39,457
      Loss on disposition of assets                                         20,703            779
      Bad debt provision                                                      (212)        30,905
      Forgiveness of debt                                                     --            3,745
    Change in fair value of warrants and options                          (227,608)          --

    Decreases (Increases) in Assets
        Accounts receivable                                                  5,422        (20,952)
        Miscellaneous receivable                                            (9,522)         1,929
        Inventories                                                           --               30
        Prepaid expenses                                                   (27,322)      (128,281)
        Other assets                                                         1,951           --

    Increases (Decreases) in Liabilities

      Accounts payable and accrued expenses                                 17,499       (147,402)

      Deferred revenue                                                      32,732          1,396

      Deferred rental obligation                                            (3,811)        (1,339)

      Deposits payable                                                        --          (14,075)
                                                                       -----------    -----------

        Net Cash Used by Operating Activities                           (1,685,892)    (1,841,071)
                                                                       -----------    -----------



Cash Flows From Investing Activities


    Purchases of equipment, fixtures, and software                          (5,209)        (3,695)
                                                                       -----------    -----------

        Net Cash Used by Investing Activities                               (5,209)        (3,695)
                                                                                      -----------


Cash Flows From Financing Activities
    Dividends paid                                                         (58,991)          --
    Repayment of capital lease obligations                                  (2,805)        (2,981)
    Proceeds from loans payable                                               --          183,323
    Repayment of loans payable                                            (282,851)       (44,793)
    Proceeds from officer loans                                               --           83,881
    Proceeds from issuance of common and preferred stock                 1,981,914      1,713,338
                                                                       -----------    -----------

        Net Cash Provided by Financing Activities                        1,637,267      1,932,768
                                                                       -----------    -----------


Net Increase (Decrease) in Cash                                            (53,834)        88,002

Cash at beginning of period                                                 97,978          9,976
                                                                       -----------    -----------
Cash at end of period                                                  $    44,144    $    97,978
                                                                       ===========    ===========


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

    Interest Paid                                                      $    36,604    $    36,564
                                                                       ===========    ===========

    Taxes Paid                                                         $     1,800    $     2,800
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

       The following is a schedule of minimum lease payments due under capital leases at December 31, 2004:


         Year Ending December 31, 2004

         Total minimum capital lease payments                             $3,349
         Less amounts representing interest                                  115
                                                                          ------
                                                                          ------
         Present value of net minimum capital lease payments               3,234
         Less current maturities of capital lease obligations              2,978
                                                                          ------
                                                                          ------
         Obligations under capital leases, excluding current maturities   $  256
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

      (3) In the event of any liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Series E Senior Preferred shall be entitled to receive, out of the remaining net assets of the Company, an amount equal to the Stated Value of each share of Series E Senior Preferred held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, plus the amount of all dividends in arrears on each such share up to the date fixed for distribution, provided, however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series A, B, C and D Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the (1) Company. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B, C, D and E Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

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

INCOME TAXES

       The income tax provision (benefit) is comprised of the following:


                                                       Year Ended December 31,
                                                     ---------------------------
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
                                                   ===========      ===========

       The differences between income tax benefits in the financial statements and the tax benefit computed at the combined state and U.S. Federal statutory rate of 40% are as follows:

                                                      Year Ended December 31,
                                                   ----------------------------
                                                      2004              2003
                                                   -----------      -----------
Tax benefit                                               40%             40%
Valuation allowance                                       40%             40%
                                                   -----------      -----------
Effective tax rate                                        --              --
                                                   ===========      ===========


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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTION PLANS - (Continued)

                                                                                             Qualified and Non-Qualified
                                                                                           Shares Under Option Pursuant to
                                                                                                    the 1997 Plan
                                                                                                     December 31,
                                                                                           ---------------------------------
                                                                                               2004               2003
                                                                                           --------------    ---------------
     Outstanding, beginning of year                                                              607,000            607,000
     Granted during the year                                                                           -                  -
     Expired during the year                                                                   (170,000)                  -
      Forfeited during the year                                                                        -                  -
                                                                                           --------------    ---------------
     Outstanding, end of year (at prices ranging from $1.00 to $1.78                             437,000            607,000
         per share)
                                                                                           --------------    ---------------
      Eligible, end of year for exercise (at prices ranging from $1.00 to                        437,000            607,000
         $1.78 per share)
                                                                                           ==============    ===============

     At December 31, 2004 and 2003, the weighted average exercise price and weighted average remaining contractual life is $1.01 and $1.06 per share and 1 year 4 months and 1 year 11 months, respectively.

     At December 31, 2004, there were 563,000 shares reserved for future option grants.

                                                                                             Qualified and Non-Qualified
                                                                                           Shares Under Option Pursuant to
                                                                                                    the 2000 Plan
                                                                                                     December 31,
                                                                                           --------------------------------
                                                                                                 2004             2003
                                                                                           ---------------    -------------
     Outstanding, beginning of year                                                              2,818,942        3,053,942
     Granted during the year                                                                             -            5,000
     Exercised during the year                                                                           -         (50,000)
      Forfeited during the year                                                                          -                -
     Expired during the year                                                                     (115,500)        (190,000)
                                                                                           ---------------    -------------
     Outstanding, end of year (at prices ranging from $0.10 to $1.00)                            2,703,442        2,818,942
                                                                                           ---------------    -------------
      Eligible, end of year for exercise (at prices ranging from $0.10 to $1.00)                 2,703,442        2,818,942
                                                                                           ===============    =============


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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMITMENTS AND CONTINGENCIES (continued)

     Under the lease agreement, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:


                   Year Ending December 31,
                   ------------------------
                            2005                                  101,309
                            2006                                 $120,000
                            2007                                   30,000
                            Total minimum payments               --------
                                                                 $251,309

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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RESTATEMENT OF RESULTS

The Company has restated its financial statements for the years ended December 31, 2003 and 2004. The restated financial results reflect the reclassification of certain equity positions as follows: The Company recognized certain beneficial conversion rights to warrants and shares of convertible preferred stock due to a revision in its accounting procedures related to the valuation of securities such as restricted stock and stock options and warrants issued to non-employees for services performed. Its original financial statements reflected a valuation of such instruments based on the market price for the Company's common stock, less a discount of 50% which in the Company's opinion compensated for the trading nature of the market for the common stock and the liquidity constraints associated with these securities. The Company has reconsidered this valuation approach and is restating its financial results, eliminating the 50% discount. In addition, under the provisions of EITF 00-19, the Company determined that certain warrants and options that were in excess of authorized shares for the period from December 2003 through July 2004 required reclassification as liabilities for the period that these instruments could not be physically settled. Such liabilities reverted to equity on July 10, 2004 when the Company amended its certificate of incorporation increasing its authorized common shares, as approved by the Company's shareholders. The reclassifications of the approximate 18,500,000 warrants and options that exceeded the authorized share amount were initially recorded as adjustments to stockholders' equity for the change in fair value of the contracts for the period such instruments were classified as equity, as applicable. The contracts were subsequently marked to fair value through the date of the approved increase in authorized shares, resulting in a decrease in the Net Loss for the year ended December 31, 2004 of $227,608 which decrease was offset by a conrresponding net reduction in the amount of Additional Paid-in Capital of $227,608. The impact of the adjustments of the Company's financial results as originally reported is summarized below:

                                                                              Year Ended December 31, 2003
                                                                              ----------------------------
                                                                     As Reported                        As Restated
                                                                     -----------                        -----------
     Retained earnings (deficit)                                   $(23,705,641)                      $(24,316,404)
     Discount on Preferred Stock                                       (630,896)                          (874,566)
     Additional paid-in capital                                       23,950,614                         24,890,819
     Total stockholders' equity (impairment)                           (377,851)                          (463,623)
     Working capital (deficiency)                                      (968,183)                        (1,086,773)
     Net (loss)                                                      (2,337,881)                        (2,653,331)
     Loss per share (after dividends and amortization                    $(0.04)                            $(0.04)
          of discount on Preferred Stock)
                                                                              Year Ended December 31, 2004
                                                                              ----------------------------
                                                                     As Reported                        As Restated
                                                                     -----------                        -----------
     Retained earnings (deficit)                                   $(27,992,998)                      $(28,825,573)
     Additional paid-in capital                                       27,499,793                        28,365,186
     Total stockholders' equity (impairment)                           (480,228)                          (513,046)
     Working capital (deficiency)                                      (977,831)                        (1,010,649)
     Net (loss)                                                      (2,483,602)                        (2,308,948)
     Loss per share (after dividends and amortization                    $(0.04)                            $(0.05)
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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NEW ACCOUNTING PRONOUNCEMENTS (continued)

     In April 2003, the FASB issued SFAS Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectivelyreferred to as derivatives) and for hedging activities under FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for contracts entered into or modified after June 30, 2003, except for certain hedging relationships designated after June 30, 2003. Most provisions of this Statement should be applied prospectively. The adoption of this statement did not have a significant impact on the Company's results of operations or financial position.

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