Form 10KSB
period 2005-12-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2006-03-31
CIK 838796

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

       |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the Fiscal Year ended December 31, 2005


                                       OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              AND EXCHANGE OF 1934

                        For the Transition Period From to

                          Commission File No. 33-20432

                       MAGNITUDE INFORMATION SYSTEMS, INC.
              Exact Name of Registrant as Specified in its Charter

                  DELAWARE                          75-2228828
                 ---------------------------------------------
            State or Other Jurisdiction of           IRS Employer
          Incorporation or Organization        Identification Number

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

      Title of Each Class     Name of Each Exchange on Which Registered
      -----------------------------------------------------------------
           NONE                               NONE

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

                                 Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

        The Registrant's revenues for the fiscal year ended December 31,
                              2005, were $189,552.

Common stock, par value $.0001 per share ("Common Stock"), was the only class of voting stock of the Registrant outstanding on March 17, 2006. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on March 17, 2006, ($0.10), the aggregate market value of the 130,536,672 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on March 17, 2006, was approximately $13,053,667. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

      As of March 17, 2006, 140,606,672 shares of Common Stock, $.0001 par value, were outstanding.

             DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

                       MAGNITUDE INFORMATION SYSTEMS, INC.

                                    CONTENTS


PART I.
                                                                                                    Page
                                                                                                    ----
      Item  1.    Business..........................................................................   4

      Item  2.    Properties........................................................................  11

      Item  3.    Legal Proceedings.................................................................  11

      Item  4.    Submission of Matters to a Vote of Security Holders...............................  11

PART II.

      Item  5.    Market for Registrant's Common Equity and Related Shareholder Matters.............  12

      Item  6.    Selected Financial Data...........................................................  14

      Item  7.    Management's' Discussion and Analysis of Financial Condition
                  and Results of Operations.........................................................  15

      Item  8.    Financial Statements and Supplementary Data ......................................  17

      Item 8a.    Controls and Procedures...........................................................  17

      Item  9.    Changes in and Disagreements with Accountants on Accounting and
                  Financial Disclosure..............................................................  17

PART III.

      Item 10.    Directors and Executive Officers of the Registrant................................  18

      Item 11.    Executive Compensation............................................................  20

      Item 12.    Security Ownership of Certain Beneficial Owners and Management....................  23

      Item 13.    Certain Relationships and Related Transactions....................................  24

      Item 14.    Principal Accountant Fees and Services............................................  24

PART IV

      Item 15.    Exhibits and Reports on Form 8-K..................................................  26



                  Signatures........................................................................  27

                  Exhibit Index.....................................................................  28

                                     PART I
ITEM 1:  BUSINESS

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

      The Company is currently subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934. The Company has the authority to issue an aggregate of Two Hundred Million (200,000,000) Common Shares, par value $.0001, and Three Million (3,000,000) Preferred Shares, par value $.001, of which at December 31, 2005, Two Thousand Five Hundred (2,500) were designated as Cumulative Preferred Shares, par value $.001; Three Hundred Thousand (300,000) were designated as Series A Senior Convertible Preferred Stock, par value $0.001; Three Hundred Fifty Thousand (350,000) were designated as Series B Senior Convertible Preferred Stock, par value $0.001; One Hundred Twenty Thousand (120,000) were designated as Series C Senior Convertible Preferred Stock, par value $0.001; Five Hundred Thousand (500,000) were designated as Series D Senior Convertible Preferred Stock, par value $0.001; and Five Hundred Thousand (500,000) were designated as Series E Senior Convertible Preferred Stock, par value $0.001.

      As of December 31, 2005, there were outstanding 140,606,672 Common Shares, 1 Cumulative Preferred Share, and 322,333 Convertible Preferred Shares.

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

The EAB focuses on strategic issues, such as:

>> What product functions, components, and interfaces should Magnitude's products possess?
>>    What markets should Magnitude target?
>> What kinds of ergonomics measures and methods should be provided or recommended?
>> What kinds of ergonomics analyses may companies do with their collected datasets?
>>    What kinds of research studies should Magnitude consider?
>> How will Magnitude's products fit with current and proposed ergonomics regulations?
>>    What other ergonomics issues should Magnitude consider?
>>    EAB members serve two-year terms.

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

      The Company has expensed all expenditures related to the above efforts. Such expenses totaled approximately $217,067 for the year ended December 31, 2005, and $221,000 for the year ended December 31, 2004.

Competition
-----------

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



Employees
---------

      As of December 31, 2005, the Company employed 9 persons, of whom three were primarily engaged in research and development and software support activities, two were primarily engaged in sales and marketing, and four in general administrative and managerial functions. The Company has no collective bargaining agreements with its employees.




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

                                                          OTC-BB
                                                          ------
                                              High/Ask               Low/Bid
                                              --------               -------
2004
----
         First Quarter .....................  $  0.20             $    0.09
         Second Quarter ....................     0.20                  0.10
         Third Quarter .....................     0.14                  0.09
         Fourth Quarter ....................     0.18                  0.10
2005
----
         First Quarter .....................  $  0.16             $    0.09
         Second Quarter ....................     0.11                  0.06
         Third Quarter .....................     0.08                  0.05
         Fourth Quarter ....................     0.08                  0.04

(b)  Shareholders

      As of March 17, 2006, there were approximately 380 shareholders of record for the Company's Common Stock. The number of record holders does not include shareholders whose securities are held in street names.

(c)  Dividends

      The Company has not declared or paid, nor has it any present intention to pay, cash dividends on its common stock. The Company is obliged, under certain circumstances, to pay cash dividends on its outstanding cumulative preferred and convertible preferred stock. At December 31, 2005, the Company was in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears totaled approximately $601,000.

Recent Issues of Unregistered Securities
----------------------------------------

      During the fourth quarter of 2005 the Company had issued the following unregistered securities:

      (i) 2,583,333 shares of common stock and 16,667 shares of Series E Convertible Preferred Stock convertible into 1,666,667 common shares, accompanied by warrants for the purchase of 4,250,000 shares of common stock, exercisable at $0.08/share during three years, to six domestic accredited investors pursuant to private placement subscriptions under Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act, which resulted in the receipt by the Company of $265,000 in cash;

      (ii) Warrants for the purchase of 200,000 shares of common stock, exercisable at $0.10/share during three years, to two consultants as part of their remuneration for services rendered.

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

      The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2005 and 2004 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

      The  financial  data are  those of  Magnitude  Information  Systems,  Inc.
including the operations of Magnitude, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

     SELECTED FINANCIAL DATA

     Balance Sheet                                            December 31, 2005,
                                                              ------------------
Total assets .......................................              $   515,629
Current liabilities ................................                1,180,010
Long-term debt .....................................                       --
Working capital ....................................               (1,016,230)
Shareholders' equity (deficit) .....................              $  (664,381)


     Statement of Operations                For the Year Ended December 31,
                                               2005                  2004
                                       -------------------     -----------------
Total revenues .......................     $     189,552      $     121,886
Operating income (loss) ..............        (2,410,670)        (2,687,402)
Net (loss) ...........................        (2,218,257)        (2,308,948)
Net (loss) after dividends
On Preferred Shares ..................        (2,341,492)        (4,509,167)

Net loss per common share ............     $       (0.02)     $       (0.05)
Number of shares used in computing
per share data .......................       138,097,577         96,968,697

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

Results of Operations for the Year Ended December 31, 2005
----------------------------------------------------------

      The year noted a relative increase in ordering activity among which, most importantly, stands out a contract from our major strategic partner Aon Risk Services Division for our software products, to be utilized in-house by Aon's staff. We intend to build upon the relationship with Aon Corporation evidenced by a marketing agreement concluded in the forth quarter pursuant to which Aon's Risk Services division and Magnitude will jointly market our ErgoEnterprise software solution to clients of both firms. We expect this venture to produce tangible results in terms of software licensing contracts, during 2006.

      For the year ended December 31, 2005, the Company had revenues of $189,552 compared to $121,886 in 2004. Revenues consisted of $132,053 licensing fees for the Company's software products and $57,499 for maintenance and support services.

      Gross profits amounted to $37,839. Gross profits are burdened with a fixed charge for amortization of certain proprietary software assets. Such software assets underlie the Company's products and are being amortized on a straight line over 10 years, resulting in a level charge of approximately $13,000 per month to cost-of-goods-sold. Owing to the fact that variable cost-of-goods-sold expenses are less than 5%, the gross margins will increase with larger revenues, as the portion of fixed expenses decreases relatively. After deducting selling -, research -, and general and administrative expenses of $2,454,724 which decreased by 7% from the $2,653,313 recorded in 2004, the Company realized an operating loss of $2,410,670 compared to an operating loss of $2,687,402 in 2004. Non-operating income and expenses included $21,703 interest expense and income of $4,846 from dissolving certain prior year's accruals. The Company also realized a credit of $209,894 from the sale of net loss carry-forward tax credits pursuant to the New Jersey Emerging Technology and Biotechnology Financial Assistance Act. The year concluded with a net loss of $2,218,257. After accounting for dividends accrued and discounts on outstanding preferred stock which totaled $123,235 the net loss applicable to common shareholders was $2,341,492 or $0.02 per share, compared to a loss of $4,509,167 or $0.05 per share for the previous year.

Liquidity and Capital Resources
-------------------------------

      In the absence of cash flow from operations, required working capital to finance ongoing operations was supplied almost entirely from new equity capital. The Company attracted $1,593,000 in new equity funding in the form of cash.

      At December 31, 2005, the deficit in working capital amounted to $1,016,230 as compared to $1,010,649 at December 31, 2004. Stockholders' equity showed an impairment of $664,381 at the end of the year, compared to an impairment of $513,046 at the beginning of the year. The negative cash flow from operations totaled approximately $1.5 million and was substantially financed by new equity which was obtained through private placements. The new equity placements were consummated by issuance of common stock and convertible preferred stock to accredited private investors in the United States and overseas. Details of such transactions can be found in the "Changes and Issuance of Securities" sections in the Company's reports on Form 10-QSB during the year, as well as in the pertinent section of this report. During 2005, the Company had filed amendments to three previously filed registration statements on Form SB-2, all of which covered common shares directly issued as well as common shares underlying the previously issued convertible preferred stock and warrants, in connection with these and prior financing transactions. These filings were made on behalf of certain investors in the Company's equities and proceeds of any sales of such registered securities will accrue entirely to such investors. The filings will shortly be updated with the current financial statements and forwarded to the Securities and Exchange Commission for review.

      At the time of this submission, the Company had no bank debt. At December 31, 2005 its short-term liabilities, aside from trade payables and accruals, consisted of certain notes and loans aggregating approximately $233,419 of which approximately $100,000 was owed to the chairman and chief executive officer of the Company in form of a demand note (see "Related Party Transactions"). Accruals include $601,499 unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company's ability to continue operating and growing its business.

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


ITEM 8A: CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer participated in an evaluation by our management of the effectiveness of the design and operation of our disclosure controls and procedures of the end of our fiscal quarter that ended on December 31, 2005 as defined in Exchange Act Rule 13(a)-15(e),. Based on their participation in that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2005 to ensure that required information is disclosed on a timely basis in our Form 10-KSB filed and furnished under the Securities Exchange Act of 1934, as amended, and ensured that all material information required to be disclosed in the subject Form 10-KSB was recorded, processed, summarized and reported, within the time period specified by the Commission's rules and forms.

As of the end of the period covered by this Form 10-KSB for the fiscal year ended December 31, 2005, an evaluation (the "Evaluation") was undertaken by the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures, and; based upon that Evaluation, Company management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by the subject Form 10-KSB CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING Our CEO and CFO also participated in an evaluation by our management of any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2005. That evaluation did not identify any changes that have materially affected, or are likely to materially affect, our internal control over financial reporting.


ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

      There have been no changes in or disagreements with the Registrant's independent auditors during the last two years.

                                    PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
         PERSONS

The names of all directors and executive officers of the Company are as follows:


      Name                        Position                         Term(s) of Office
-------------------        ----------------------------       ---------------------------


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

Joerg H. Klaube            Director                           Dec.2, 2005, until present

Steven W. Jagels           Sr. Vice President                 Feb 15, 1998, until present
                           Information Systems

Joseph J. Tomasek          Director                           Feb.11, 1999 until present

Ivano Angelastri           Director                           May 18, 2000 until Dec 2, 2005

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

Resumes:
--------

      STEVEN  D.  RUDNIK,  Age  46  -  Chairman  and  Chief  Executive  Officer,
President. Mr. Rudnik personally developed many of the copyrighted software products offered by Magnitude Information Systems. Mr. Rudnik co-founded Rolina Corporation in 1996. Prior to 1996, Mr. Rudnik had executive level positions in software product development and software company operations. In 1983, Mr. Rudnik joined Randall-Helms International, Inc. Over the next 13 years, he conceived and developed four independent families of stock market modeling software products aimed at the worldwide "large cap" institutional investor market. These product families generated over US$ 25 million in sales from more than 400 clients in 23 countries. Mr. Rudnik was Executive Vice President and Partner at Randall-Helms when it was sold in 1995.

      MARK CHROSCIELEWSKI, Age 48 - Senior Vice President Business Development. Since joining the Company in January 2003 Mark Chroscielewski manages our strategic alliances and develops new marketing strategies to present our products to both the productivity and ergonomic segments of the corporate marketplace. Prior to joining our Company, Mr. Chroscielewski was the principal of a consulting firm, specializing in the development of proprietary data mining software, modeled for corporate customers seeking an enterprise-wide application for their customer relations management programs. This software was utilized by Columbia/HCA, the largest healthcare enterprise in the world, to support its healthcare claims protocol. Mark's experience includes the co-founding, in 1988, of a multi-national software marketing enterprise, CrossZ International. As Chairman and Chief Executive Officer, Mr. Chroscielewski grew this company to 80 plus employees, established international operations, sold product to many fortune 100 companies including American Express, Philip Morris and MCI while raising approximately $37 million in equity capital to fund its business and growth. After participating in its initial public offering in 1997, CrossZ Software was sold to an Italian consortium, Intelitec in 2002, and is now now called CrossZ Solutions SA

      JOERG H. KLAUBE, Age 64 - Director, Chief Financial Officer, Senior Vice President. Joined Magnitude, Inc. in December 1994. From 1993 to 1994 he was Vice President Administration for Comar Technologies Inc., a computer retail firm, and from 1983 to 1993 Chief Financial Officer for Unitronix Corporation, a publicly traded software design and computer marketing firm. Prior to that, Mr.Klaube was employed for 16 years with Siemens Corp., the US subsidiary of Siemens AG, where he served most recently as Director of Business Administration for its Telecommunications Division. He graduated from the Banking School in Berlin, Germany, and holds an MBA degree from Rutgers University.

      STEVEN W. JAGELS, Age 46 - Senior Vice President Information Systems. Mr. Jagels joined Magnitude in February 1998. Mr. Jagels has 20 years of software development experience in such diverse disciplines as clinical laboratory analysis, stock market modeling, artificial intelligence, and retail business applications. Mr. Jagels also has experience in the software industry, including software management, project development, systems analysis, and training. Prior to his software career, Mr. Jagels had five years experience in biomedical engineering and management.

      JOSEPH J. TOMASEK, Age 59 - Director. Mr. Tomasek was appointed a director in February 2000. He has been engaged in the private practice of corporate and securities law in his own law firm for the last ten years. Mr. Tomasek was appointed to serve as general counsel for the Company in 1999. In addition to his work with the Company, Mr. Tomasek represents several other clients in the area of corporate law.

      STEVEN L. GRAY, Age 57 - Director. Mr. Gray was elected to serve on the Board on May 18, 2000. He is a resident of Venice, Florida. For the past six years, Mr. Gray has served as the President and is a shareholder of a private Florida corporation engaged in the retail distribution of nutritional products. This corporation has a customer base in nine countries. Prior to that time, Mr. Gray ran his own real estate development company, specializing in the design and construction of multi-family housing.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------

      The Company knows of no person, who at any time during the period from the date at which it filed its annual report on Form 10-KSB for the year ended December 31, 2004 to the present, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a).

ITEM 11: EXECUTIVE COMPENSATION

      The following table sets forth the cash compensation and executive capacities for the fiscal years ended December 31, 2005, December 31, 2004, and December 31, 2003, for the chief executive officer and for each executive officer whose aggregate cash remuneration exceeded $100,000, for all executive officers as a group, and for certain other most highly compensated employees:


---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------
                                                                       Other           Restricted     Securities        All
         Name and                                                      Annual            Stock        Underlying       Other
    Principal Position        Year    Salary ($)    Bonus ($)     Compensation($)      Awards ($)    Options ($)    Compens.($)
    ------------------        ----    ----------    ---------     ---------------      ----------    -----------    -----------
                                         (1)                            (2)               (3)            (4)            (5)
---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------
Steven D. Rudnik             2005      133,333(6)             -              21,056               -             -          3,250
Chief Executive Officer,     2004      133,333(7)             -              13,364          36,000             -          3,250
President                    2003      133,333(8)             -              15,262          27,000             -          3,250

---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------
 Mark Chroscielewski         2005         125,000             -               4,000               -             -          8,900
Sr. Vice President           2004         125,000             -               6,000               -             -          8,400
Business Development         2003         125,000             -               6,000               -             -          8,400
---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------
Joerg H. Klaube              2005         117,308             -               9,577               -             -          2,626
Sr. Vice President,          2004         125,000             -              11,404          36,000             -          1,710
CFO                          2003         125,000             -              11,404          67,000             -          1,710

---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------
Steven W. Jagels             2005         108,333             -              11,616               -             -          1,940
Sr. Vice President           2004         108,333             -               9,000               -             -          1,940
Information Systems          2003         108,333             -              11,083               -             -          1,940

---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------
All executive officers
As a group (4 persons)       2005         483,974             -              46,549               -             -         16,716
---------------------------- ------- ------------- ------------- ------------------- --------------- ------------- --------------

-----------------------

(1) The value of other non-cash compensation, except for the items listed under (2), (3), (4) and (5), that was extended to or paid for individuals named above did not exceed 10% of the aggregate cash compensation paid to such individual, or to all executive officers as a group.
(2)   Consists of automobile expenses allowances and vacation pay-out.
(3) During 2004, the Board of Directors approved stock awards of 300,000 restricted shares to Rudnik and of 300,000 restricted shares to Klaube. During 2003, the Board of Directors approved stock awards of 300,000 restricted shares to Rudnik and of 800,000 restricted shares to Klaube. During 2002, the Board of Directors approved stock awards of 300,000 restricted shares each to Rudnik and Klaube. These shares are listed in the table above at the market price for unrestricted stock quoted at the time of the award. The number and value of the aggregate restricted stock holdings at the end of fiscal year 2003 (using market prices of unrestricted stock at the end of the fiscal year) are as follows:
      S.Rudnik:  4,744,445  shares  -  $616,778;  J.Klaube:  1,400,000  shares -
      $182,000. The valuation of stock awards and end-of-year holdings is in conformity with guidelines set forth for SEC Regulation S-B Item 402
      (b)(2)(iv). All such shares are fully vested. The Company does not currently foresee to pay dividends on any of these shares.
(4)   .See table for "Stock Options" below.
(5)   Consists of premiums for health and personal life insurance.
(6) During 2005, the Board of Directors the issuance of 1,000,000 restricted shares accompanied by 1,000,000 warrants in lieu of $100,000 cash salary; the stated salary figure includes such shares, valued at the nominal $100,000 which they replaced.
(7) During 2004, the Board of Directors approved the issuance of 16,667 shares of Series E Senior Convertible Stock, since converted into 1,666,667 restricted shares, and warrants for the purchase of 833,333 common shares, exercisable during three years at $0.15/share, in lieu of $100,000 cash salary; the stated salary figure includes such common shares, valued at the nominal $100,000 which they replaced.
(8) During 2003, the Board of Directors approved the issuance of 1,000,000 restricted shares in lieu of $100,000 cash salary; the stated salary figure includes such shares, valued at the nominal $100,000 which they replaced.



STOCK OPTIONS :

      The following table sets forth stock options granted during 2005 pursuant to the Company's 1997 Stock Option Plan and 2000 Stock Incentive Plan, to executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:

--------------------------------------------------------------------------------
         Number of Common    % of Total Options
         Shares Underlying   Granted to Employees     Exercise        Expiration
Name     Options Granted     and Directors in FY      Price ($/Sh.)   Date
--------------------------------------------------------------------------------

There were no stock options granted to employees and directors under any of the Company's stock option plans during 2005.


      The following table sets forth aggregated stock option and warrant exercises during 2005 by executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:


----------------------------------------------------------------------------------------

         Shares                          #of Shares Underlying     Value of Unexercised
         Acquired         Value          Unexercised               In-the-Money Options
Name     on Exercise(#)   Realized($)    Options/Warrants          & Warrants at Y/E ($)
----------------------------------------------------------------------------------------

There were no stock options or warrants exercised by employee-executives or directors during 2005.


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

      During 2005, one outside director of the Company who also serves as the Company's general and securities counsel, was paid an aggregate $131,140 for legal services.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

      The following table sets forth, as of March 30, 2005, the record and beneficial ownership of common stock of the Company by each executive officer and director, all executive officers and directors as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:


Title           Name and Address of                 Amount and Nature of          Percent
of Class )*     Beneficial Owner                    Beneficial Ownership (1)      of Class
-----------     ----------------                    ------------------------      --------
Common          Mark Chroscielewski                               -                    -
Stock           Steven L. Gray                            3,564,096 (2)             2.48 %
                Steven W. Jagels                            584,583 (3)             0.41 %
                Joerg H. Klaube                           1,400,000 (4)             0.99 %
                Steven D. Rudnik                          4,411,111 (5)             3.04 %
                Joseph J. Tomasek                         2,847,166 (6)             1.99 %

                Address of all persons above: c/o the Company.

                All Directors and Executive Officers     12,806,956                 8.41 %
                as a Group (6 persons)

                Christoph Marti                          10,300,000 (7)             7.06 %
                Kuerzestrasse 25, CH-4562 Biberist, Switzerland

                Victor Cilli                             14,000,000 (8)             9.42 %

)* The Company also has issued and outstanding as of March 16, 2006, 193,190 shares of its Senior Convertible Preferred Stock, with concentrations in excess of 10% for one or more of the holders of such stock, however, none of such shares bear any voting rights.
----------------------------

(1) For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of Common Stock which such person has the right to acquire within 60 days of March 8, 2005. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.
(2)   Includes  convertible  preferred stock  convertible into 2,855,996 shares.
      (3)  Includes   options  to  acquire  564,853  shares.   (4)  Consists  of
      convertible preferred stock convertible into 1,400,000 shares. (5) Consists of convertible preferred stock convertible into 4,411,111 shares.
(6) Includes convertible preferred stock convertible into 2,180,500 shares and warrants for 333,333 shares.
(7)   Includes warrants for 5,300,000 shares.
(8)   Includes warrants for 8,000,000 shares held by affiliates.

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

      In May 2005, the Company and its President and Chief Executive Officer agreed to convert most of his base salary for the remainder of the year 2005 into 1,000,000 shares of restricted common stock and 1,000,000 warrants, exercisable during three years at the price of $0.15 per share, in lieu of $100,000 cash.

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

      During 2005, one outside director of the Company who also serves as the Company's general and securities counsel, was paid an aggregate $131,140 for legal services.


ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

      Rosenberg Rich Baker Berman & Company ("Rosenberg") billed us in the aggregate amount of $63,028 and $40,307 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-QSB for the year ended December 31, 2005 and December 31, 2004, respectively.

AUDIT-RELATED FEES

      Rosenberg did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2005 and December 31, 2004.

TAX FEES

      Rosenberg billed us in the aggregate amount of $4,790 and $5,961 for professional services rendered for tax related services for the fiscal years ended December 31, 2005 and December 31, 2004, respectively.

ALL OTHER FEES

      The aggregate fees billed by Rosenberg for services rendered to the Company during the last two fiscal years, other than as reported above, were $0 and $0, respectively.

                                     PART IV
                                     -------

ITEM 15: EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

      The Exhibits that are filed with this report or that are incorporated by reference are set forth in the Exhibit Index attached hereto.


(b)   Reports on Form 8-K

      On October 24, 2005, the Company filed a report on Form 8-K, informing about a press release in connection with the placement of an order for its software products by a major client.

      On October 28, 2005, the Company filed a report on Form 8-K, informing about a restatement of its financial results for the years ended December 31, 2003 and 2004 and the quarters ended March 31, 2005 and June 30, 2005.

      On November 16, 2005, the Company filed a report on Form 8-K, informing about a press release in connection with the placement of an order for its software products by a major client.

      On December 12, 2005, the Company filed a report on Form 8-K, informing about the resignation from the board of one director and the appointment of a replacement.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



         MAGNITUDE INFORMATION SYSTEMS, INC.



         By:   /s/ Steven D. Rudnik                      Date: March 30, 2006
             ----------------------------
             Steven D. Rudnik
             President and Chief Executive Officer
             (Principal Executive Officer),
             Chairman of the Board


         By:   /s/ Joerg H. Klaube                       Date: March 30, 2006
             ----------------------------
             Joerg H. Klaube
             Secretary, Chief Financial Officer
             (Principal Financial Officer)
             Director

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         Name                                                 Date
         ----                                                 ----



          /s/ Steven L. Gray                                  March 30, 2006
         -----------------------------
         Steven L. Gray, Director


          /s/ Joseph J. Tomasek                               March 30, 2006
         -----------------------------
         Joseph J. Tomasek, Director

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

(31.1)   Certification of Steven D. Rudnik, Chief Executive Officer, pursuant to
         Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)   Certification of Joerg H. Klaube, Chief Financial Officer,  pursuant to
         Section 302 of Sarbanes-Oxley Act of 2002.

(99.1) Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350



OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE

(a) The Company's Quarterly Reports on Form 10-QSB for the periods ended March 31, 2005, June 30, 2005, and September 30, 2005.

(b) All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act since the Company's fiscal year ended December 31, 2004

              Magnitude Information Systems, Inc. and Subsidiaries

                        Consolidated Financial Statements

                                December 31, 2005

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                 INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005





                                                                            Page



Report of Independent Registered Public Accounting Firm.................       2

Financial Statements

     Consolidated Balance Sheet.........................................       3

     Consolidated Statements of Operations..............................       4

     Consolidated Statements of Stockholders Equity (Deficit)...........     5-6

     Consolidated Statements of Cash Flows..............................     7-9

     Notes to the Consolidated Financial Statements.....................   10-31

                                 [letterhead of
                      Rosenberg Rich Baker Berman & Company
                   380 Foothill Road, Bridgewater, New Jersey]

             Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of Magnitude Information Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Magnitude Information Systems, Inc. and Subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magnitude Information Systems, Inc. and Subsidiaries as of December 31, 2005 and the consolidated results of their operations and their cash flows for the years ended December 31, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company's significant operating losses and significant working capital deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Bridgewater, New Jersey
March 23, 2006

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

              Assets
Current Assets
        Cash                                                                                                $       118,696
        Accounts receivable, net of allowance for doubtful accounts of $0                                            22,298
        Prepaid expenses                                                                                             22,786
                                                                                                              --------------
              Total Current Assets                                                                                  163,780
Property and equipment, net of accumulated depreciation of $153,383                                                   7,359
Software, net of accumulated amortization of $1,186,796                                                             320,494
Deposits                                                                                                             23,996
                                                                                                              --------------
              Total Assets                                                                                          515,629
                                                                                                              ==============
              Liabilities and Stockholders' Equity (Impairment)
Current Liabilities
        Accounts payable and accrued expenses                                                                       319,296
        Deferred revenues                                                                                            25,539
        Dividends payable                                                                                           601,499
        Loans payable                                                                                                75,000
        Notes payable                                                                                                25,000
        Current maturities of long-term debt (including $99,890 due to officer)                                     133,419
        Current maturities of capitalized lease obligations                                                             257
                                                                                                              --------------
              Total Current Liabilities                                                                           1,180,010
                                                                                                              --------------

Commitments and Contingencies                                                                                             -

Stockholders' Equity (Impairment)
        Convertible preferred stock, $.001 par value, non-voting, 3,000,000 shares authorized; 322,333
          shares issued and outstanding                                                                                 322
        Common stock, $.0001 par value, 200,000,000 shares authorized; 140,606,672 shares issued
             and outstanding                                                                                         14,061
        Additional paid in capital                                                                               30,516,359
        Accumulated (deficit)                                                                                  (31,167,065)
        Deferred compensation                                                                                      (28,058)
                                                                                                              --------------
              Total Stockholders' Equity (Impairment)                                                             (664,381)
                                                                                                              --------------
              Total Liabilities and Stockholders' Equity (Impairment)                                       $       515,629
                                                                                                              ==============




See notes to the consolidated financial statements.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                              Year Ended December 31,
                                                                                          ---------------------------------
                                                                                               2005              2004
                                                                                          ---------------   ---------------
Net Sales
     Software                                                                           $        189,552  $        121,886
                                                                                          ---------------   ---------------
         Total Net Sales                                                                         189,552           121,886
                                                                                          ---------------   ---------------

Cost of Goods Sold
     Software                                                                                    151,713           155,975
                                                                                          ---------------   ---------------
         Total Cost of Goods Sold                                                                151,713           155,975

Gross Profit (Loss)                                                                               37,839          (34,089)

Research and development costs                                                                   217,067           221,000
Stock-based compensation (see below)                                                             430,239           748,646
Selling, general and administrative expenses                                                   1,801,203         1,683,667
                                                                                          ---------------   ---------------

Loss From Operations                                                                         (2,410,670)        (2,687,402)
                                                                                          ---------------   ---------------

Other Income (Expense)
     Miscellaneous income                                                                          4,846                 -
     Interest income                                                                                   6               189
     Interest expense                                                                           (21,703)          (43,258)
     Loss on disposition of assets                                                                     -          (20,703)
     Change in fair value of options and warrants                                                      -           227,608
                                                                                          ---------------   ---------------

         Total Other Income (Expense)                                                           (16,851)         (163,836)
                                                                                          ---------------   ---------------

Loss Before Provision for Income Taxes                                                       (2,427,521)       (2,523,566)

Benefit from Income Taxes                                                                        209,264           214,618
                                                                                          ---------------   ---------------
Net Loss                                                                                $    (2,218,257) $     (2,308,948)
                                                                                          ---------------   ---------------


Dividends and Discount on Preferred Shares                                              $      (123,235) $     (2,200,219)
                                                                                          ---------------   ---------------
Net Loss Applicable to Common Shareholders, basic and diluted                           $    (2,341,492) $     (4,509,167)
                                                                                          ===============   ===============

Net Loss Per Common Share, basic and diluted                                                      (0.02)            (0.05)
                                                                                          ===============   ===============

Weighted Average of Common Shares Outstanding                                                138,097,577        96,968,697
                                                                                          ===============   ===============
All of the stock-based compensation relates to selling, general and administrative expenses.


See notes to the consolidated financial statements.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                          YEAR ENDED DECEMBER 31, 2005

                                                          Cumulative    Discount on                          Additional
                                      Convertible         Preferred     Preferred                             Paid in
                                    Preferred Shares        Shares         Stock          Common Stock        Capital
                                   ------------------- ---------------------------------------------------
                                    Shares    Amount   Shares   Amount    Amount      Shares      Amount
                                  ---------  -------- -------  ------------------------------------------
    Balances, January 1, 2004       351,022   $   351       1   $    -    (874,566) 77,213,808   $  7,721   $ 24,890,819


   Issuance of convertible
   preferred stock pursuant
   to private equity
   placements                       156,993       157       -        -  (1,055,806)          -          -      1,991,609

   Issuance of convertible
   preferred stock for
   services performed                 1,900         2       -        -            -          -          -         28,098

   Issuance of convertible
   preferred stock  for
   compensation                      16,667        17       -        -            -          -          -         99,983

   Conversion of
   convertible preferred
   stock into common  stock        (333,392)    (334)       -        -            - 33,349,202      3,334        (3,000)

   Issuance of common stock
   for accrued bonus                      -         -       -        -            -    196,680         20         19,648

   Issuance of common stock
   for stock awards                       -         -       -        -            -  2,000,000        200        224,800

   Issuance of common stock
   pursuant to exercise of
   options                                -         -       -        -                 250,000         25          2,475

   Issuance of common stock
   for rent                               -         -       -        -            -    200,000         20         23,980

   Issuance of common stock
   pursuant to private
   equity placements                      -         -       -        -            - 12,215,000      1,222      1,176,828

   Issuance of common stock
   granted for private
   placement finders' fees                -         -       -        -            -    673,333         67           (67)

   Issuance of common stock
   for services performed                 -         -       -        -            -  1,680,000        169        139,281

   Issuance of common stock
   for accrued interest                   -         -       -        -            -     59,589          6          3,966

   Issuance of options for
   services performed                     -         -       -        -            -          -          -         30,150

   Private placement
   finders fees                           -         -       -        -            -          -          -      (132,096)

   Net loss, year ended
   December 31, 2004                      -         -       -        -            -          -          -              -

   Dividends on convertible
   preferred stock                        -         -       -        -            -          -          -              -

   Recognition of expense
   on deferred compensation               -         -       -        -            -          -          -              -

   Amortization of discount
   on preferred stock                     -         -       -        -    1,930,372          -          -         96,320
                                  ---------  -------- -------  -------------------------------   -----------------------

   Change in fair value of
   options and warrants                   -         -       -        -            -          -          -      (227,608)
                                  =========  ======== =======  =======    ========= ==========  ========================
   Balances, December 31,
   2004                             193,190   $   193       1   $    -    $      - 127,837,612   $ 12,784     28,365,186
                                  =========  ======== =======  =======   ========= ===========  ========================


See notes to the consolidated financial statements.


                                                                          Total
                                     Accumulated      Deferred         Stockholders'
                                       Deficit       Compensation     Equity (Deficit)
                                    -------------- ------------------------------------

                                   ----------------  ------------    ------------------
    Balances, January 1, 2004       $  (24,316,404)   $ (171,544)        $    (463,623)


   Issuance of convertible
   preferred stock pursuant
   to private equity
   placements                                     -             -               935,960

   Issuance of convertible
   preferred stock for
   services performed                             -             -                28,100

   Issuance of convertible
   preferred stock  for
   compensation                                   -             -               100,000

   Conversion of
   convertible preferred
   stock into common  stock                       -             -                     -

   Issuance of common stock
   for accrued bonus                              -             -                19,668

   Issuance of common stock
   for stock awards                               -             -               225,000

   Issuance of common stock
   pursuant to exercise of
   options                                        -             -                 2,500

   Issuance of common stock
   for rent                                       -             -                24,000

   Issuance of common stock
   pursuant to private
   equity placements                              -             -             1,178,050

   Issuance of common stock
   granted for private
   placement finders' fees                        -             -                     -

   Issuance of common stock
   for services performed                         -             -               139,450

   Issuance of common stock
   for accrued interest                           -             -                 3,972

   Issuance of options for
   services performed                             -             -                30,150

   Private placement
   finders fees                                   -             -             (132,096)

   Net loss, year ended
   December 31, 2004                    (2,308,948)                         (2,308,948)

   Dividends on convertible
   preferred stock                        (173,529)                           (173,529)

   Recognition of expense
   on deferred compensation                       -       105,908               105,908

   Amortization of discount
   on preferred stock                   (2,026,692)             -                     -
                                     --------------  ------------    ------------------

   Change in fair value of
   options and warrants                           -             -             (227,608)
                                     ==============  ============ =====================
   Balances, December 31,
   2004                              $ (28,825,573)   $  (65,636)             (513,046)
                                     ==============  ============ =====================


See notes to the consolidated financial statements.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                          YEAR ENDED DECEMBER 31, 2005

                                                         Cumulative    Discount on                           Additional
                                     Convertible          Preferred     Preferred                             Paid in
                                    Preferred Shares       Shares          Stock        Common Stock          Capital
                                   ------------------- ---------------------------------------------------
                                    Shares    Amount   Shares   Amount    Amount      Shares      Amount
                                   ---------  -------- -------  -------------------------------  ---------
      Balances, January 1, 2005     193,190 $     193       1   $    -     $ -     127,837,612  $  12,784  $  28,365,186

   Issuance of convertible
   preferred stock pursuant
   to private equity
   placements                        16,667        17       -        -                       -          -         99,983

   Conversion of common
   stock into convertible
   preferred stock                  112,476       112       -        -           -  11,247,607    (1,125)          1,013

   Issuance of common stock
   for compensation                       -         -       -        -           -   1,000,000        100         99,900

   Issuance of common stock
   pursuant to private
   equity placements                      -         -       -        -           -  19,666,667      1,967      1,558,033

   Issuance of common stock
   for services performed                 -         -       -        -           -   3,350,000        335        297,465

   Issuance of warrants for
   services performed                     -         -       -        -           -           -          -         46,700

   Issuance of options for
   services performed                     -         -       -        -           -           -          -        108,780

   Private placement
   finders fees                           -         -       -        -           -           -          -       (67,000)

   Dividends on convertible
   preferred stock                        -         -       -        -           -           -          -              -

   Recognition of expense
   on deferred compensation               -         -       -        -           -           -          -              -

   Amortization of discount
   on preferred stock                     -         -       -        -           -           -          -          6,299
                                   ---------  -------- -------  -------   --------- -----------  ------------------------
   Net loss, year ended
   December 31, 2005                      -         -       -        -           -           -          -              -
                                   =========  ======== =======  =======   ========= ===========  ========================
   Balances, December 31,
   2005                             322,333    $  322       1   $    -     $     -  140,606,672  $ 14,061   $ 30,516,359
                                   =========  ======== =======  =======   ========= ===========  ========================


See notes to the consolidated financial statements.


                                                                          Total
                                     Accumulated       Deferred       Stockholders'
                                       Deficit       Compensation    Equity (Deficit)
                                    -------------- -------------------------------------

                                    ----------------  ------------    ------------------
      Balances, January 1, 2005      $ (28,825,573)    $ (65,636)        $    (513,046)

   Issuance of convertible
   preferred stock pursuant
   to private equity
   placements                                     -             -               100,000

   Conversion of common
   stock into convertible
   preferred stock                                -             -                     -

   Issuance of common stock
   for compensation                               -     (100,000)                     -

   Issuance of common stock
   pursuant to private
   equity placements                              -             -             1,560,000

   Issuance of common stock
   for services performed                         -     (205,000)                92,800

   Issuance of warrants for
   services performed                             -      (32,900)                13,800

   Issuance of options for
   services performed                             -             -               108,780

   Private placement
   finders fees                                   -             -              (67,000)

   Dividends on convertible
   preferred stock                        (116,936)                           (116,936)

   Recognition of expense
   on deferred compensation                       -       375,478               375,478

   Amortization of discount
   on preferred stock                       (6,299)             -                     -
                                      --------------  ------------ --------------------
   Net loss, year ended
   December 31, 2005                    (2,218,257)             -           (2,218,257)
                                      ==============  ============ ====================
   Balances, December 31,
   2005                               $(31,167,065)    $ (28,058)       $    (664,381)
                                      ==============  ============ ====================


See notes to the consolidated financial statements.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
          AS RESTATED - SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                                       Year Ended December 31,
                                                                                  ----------------------------------

                                                                                      2005                2004
                                                                                  --------------     ---------------
Cash Flows From Operating Activities
    Net Loss                                                                    $   (2,218,257)    $    (2,308,948)
    Adjustments to Reconcile Net Loss to Net Cash Used by Operations
      Depreciation and amortization                                                     153,766             166,144
      Stock/options issued for various expenses                                         106,197             541,172
      Recognition of expense - deferred compensation                                    375,478             105,908
      Loss on disposition of assets                                                           -              20,703
      Writedown of inventories                                                            6,214                   -
      Bad debt provision                                                                      -               (212)
    Decreases (Increases) in Assets
        Accounts receivable                                                               8,332               5,422
        Miscellaneous receivables                                                        11,322             (9,522)
        Prepaid expenses                                                                 33,207            (27,322)
        Other assets                                                                    (2,167)               1,954
    Increases (Decreases) in Liabilities
      Accounts payable and accrued expenses                                            (38,905)              17,499
      Deferred revenue                                                                 (23,834)              32,732
      Deferred rental obligation                                                        (1,045)             (3,811)
                                                                                  --------------     ---------------
        Net Cash Used by Operating Activities                                       (1,509,884)         (1,458,284)
                                                                                  --------------     ---------------

Cash Flows From Investing Activities
    Purchases of equipment, fixtures, and software                                      (5,587)             (5,209)
                                                                                  --------------     ---------------
        Net Cash Used by Investing Activities                                           (5,587)             (5,209)
                                                                                                     ---------------

Cash Flows From Financing Activities
    Dividends paid                                                                            -            (58,991)
    Repayment of capital lease obligations                                              (2,977)             (2,805)
    Proceeds from loans payable                                                          54,500                   -
    Repayment of loans payable                                                         (54,500)           (282,851)
    Changes in fair value of warrants and options                                             -           (227,608)
    Proceeds from issuance of common and preferred stock                              1,593,000           1,981,914
                                                                                  --------------     ---------------
        Net Cash Provided by Financing Activities                                     1,590,023           1,409,659
                                                                                  --------------     ---------------

Net Increase (Decrease) in Cash                                                          74,552            (53,834)
Cash at beginning of period                                                              44,144              97,978
                                                                                  --------------     ---------------
Cash at end of period                                                           $       118,696    $         44,144
                                                                                  ==============     ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
    Interest Paid                                                               $        21,960    $         36,604
                                                                                  ==============     ===============
    Taxes Paid                                                                  $           630    $          1,800
                                                                                  ==============     ===============

See notes to the consolidated financial statements.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2005



Schedule of non-cash investing and financing activities

     In connection with consideration for settlement of accruals for past services,
     130,000 common shares and options for 1,200,000 common shares were issued                    $      121,780
                                                                                                   ===============
     In connection with consideration for future services, 3,500,000 common shares and warrants for 1,000,000 were issued and recorded initially as deferred compensation
                                                                                                  $      337,900











               See notes to the consolidated financial statements

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2004



Schedule of non-cash investing and financing activities


     In connection with consideration for current consulting services, stock options for
     250,000 common shares were issued                                                            $       30,150
                                                                                                   ===============
     In exchange for accrued interest, 59,589 common shares were issued                           $        3,972
                                                                                                   ===============
     In connection with the retirement of accrued bonuses, 196,680 common shares were issued      $       19,668
                                                                                                   ===============
     In connection with consideration for current services, 4,363,333 common shares were
     issued                                                                                       $      364,450
                                                                                                   ===============
     In exchange for rent, 200,000 common shares were issued                                      $       24,000
                                                                                                   ===============
     In connection with consideration of current year expenses, 250,000 common shares were
     issued in conjunction with an option exercise                                                $        2,500
                                                                                                   ===============
     In connection with consideration for current compensation, 16,667 convertible
     preferred shares with attached warrants were issued                                          $      100,000
                                                                                                   ===============
     Changes in fair value of options and warrants                                                $      227,608
                                                                                                   ===============
     In connection with consideration for current consulting services, 1,900 convertible
     preferred shares with attached warrants were issued                                          $       28,100
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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

     Amortization

         Software assets have been capitalized at the fair value of stock exchanged/granted upon acquisition and are amortized on the straight line method on a product-by-product basis over the estimated economic life of the products which has been determined to be 10 years.

     Advertising Costs

         Advertising costs are charged to operations when incurred. Advertising expense was $811 and $491 for the years ended December 31, 2005 and 2004, respectively.

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

     Reclassification of Certain Securities under EITF 00-19

         Pursuant to Emerging Issues Taskforce (EITF) Issue 00-19, if a company has more than one contract subject to this issue, and partial reclassification is required, there may be different methods that could be used to determine which contracts, or portions of contracts, should be reclassified. The Company's method for reclassification of such contracts is reclassification of contracts with the latest maturity date first. The changes in fair value for any contracts reclassified during 2005 were not material.

     Income Taxes

         The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company's income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the year ended December 31, 2005.

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

GOING CONCERN

     As shown in the accompanying financial statements, the Company incurred net losses of $2,218,257 and $2,308,948 during the years ended December 31, 2005 and 2004, respectively, and has a significant working capital deficiency. The ability of the Company to continue as a going concern is dependent on increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management's plans are to continue discussions with several potential investors to obtain additional capital in order to alleviate the situation.

CONCENTRATIONS OF BUSINESS AND CREDIT RISK

     The Company maintains cash balances in several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. Balances in these accounts may, at times, exceed the federally insured limits.

     The Company provides credit in the normal course of business to customers located throughout the world The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

PREPAID EXPENSES

     Prepaid expenses at December 31, 2005 consist of:

                  Insurance         $13,341
                  Other               9,445
                                  ---------
                                    $22,786
PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at December 31, 2005:

         Equipment                                           $          88,512
         Furniture and fixtures                                         72,230
                                                               ----------------
                                                                       160,742
         Less accumulated depreciation                                 153,383
                                                               ----------------

                                                             $           7,359
                                                               ================

Depreciation expense charged to operations was $8,226 and $10,225 in 2005 and 2004, respectively.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

      Accounts payable and accrued expenses consisted of the following at December 31, 2005:

     Accounts payable                                          $        158,005
     Accrued interest                                                    58,763
     Accrued consulting fees                                             28,550
     Accrued commissions                                                 22,183
     Accrued professional fees                                           44,500
     Accrued taxes                                                            -
     Accrued payroll                                                      5,295
     Miscellaneous accruals                                               2,000
                                                                  --------------
                                                                  --------------

                                                               $        319,296
                                                                  ==============

      Accrued commissions are due to a consultant who is retained in the capacity of Senior Vice President of Business Development. In accordance with the terms of the consulting agreement, one half of such commissions are payable in cash and the other half in form of restricted shares of the Company's common stock, valued at the market price of the Company's common stock on the date payment of such commissions are made. At December 31, 2005, the price of the stock was $0.08 which would, had payment of the commission been made that day, require issuance of 138,644 shares.

LOANS PAYABLE

     The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at December 31, 2005:


     On   December  4,  1996,   Magnitude,   Inc.
     repurchased  500,000  shares  of its  common
     stock and retired same against issuance of a
     promissory   note  maturing   twelve  months
     thereafter accruing interest at 5% per annum
     and  due  December  4,  1998.  This  note is
     overdue at  December  31, 2005 and no demand
     for payment has been made.                             $         75,000
                                                              ---------------

             Total                                          $         75,000
                                                              ===============

NOTES PAYABLE


     At   December   31,  1999  the  Company  had
     $1,475,000 of notes outstanding related to a
     June 1995 private placement offering. During
     2000  the  holders  of  $1,450,000  worth of
     notes agreed to accept partial  repayment of
     approximately  30% of the note  balances and
     converted the remaining balances into common
     shares  orconvertible  preferred shares. The
     total   amount   of   non-converted    notes
     outstanding at December 31, 2005 is $25,000.
     Attempts  to locate the holder of this note,
     to   settle   this   liability,   have  been
     unsuccessful.                                          $         25,000
                                                              ---------------


             Total                                          $         25,000
                                                              ===============

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

LONG-TERM DEBT

     Long-term debt as of December 31, 2005 is comprised of the following:

     Pursuant to the February 2, 1998,  Agreement
     and Plan of Merger with Rolina  Corporation,
     the Company had issued  155,556  shares (the
     "Shares")   of  its  common   stock  to  the
     principal   of   Rolina    Corporation   who
     currently  serves  as  the  Company's  Chief
     Executive  Officer and Board  Chairman,  and
     had issued a Put Option for such Shares at a
     price of $2.41 per share in accordance  with
     the  provisions   contained  therein,   with
     notice for exercise  eligible to be given at
     any time after  February 1, 2000, and before
     5:00 p.m. on the 90th day  thereafter.  This
     liability  was  converted   into  a  Company
     obligation  for $274,890  maturing March 31,
     2002 and a demand  loan  for  $100,000  both
     carrying  interest  at  the  rate  of 7% per
     year, subsequently increased to 10%, payable
     monthly. The demand portion of this note was
     repaid  in  April  2002 and the due date for
     $274,890  of  the   remaining   balance  was
     extended to July 1, 2003. Subsequently,  the
     maturity  of the unpaid  balance was changed
     to a portion of $174,890  payable on demand,
     and a portion of $100,000 due and payable on
     January 2, 2005. During the first quarter of
     2004,  $175,000  was repaid and the maturity
     of the unpaid balance was changed to January
     1, 2005,  and is currently  due upon demand.
     The  obligation  includes  an  option to the
     holder  for  conversion  of the  outstanding
     principal   into  shares  of  the  Company's
     common stock at the rate of $0.06 per common
     share equivalent.                                      $         99,890

     Discounted  present value of a  non-interest
     bearing  $70,000  settlement  with a  former
     investor of Magnitude, Inc. to be paid in 24
     equal monthly  payments  commencing  July 1,
     1997.  The  imputed  interest  rate  used to
     discount  the  note  is 8% per  annum.  This
     obligation is in default.                                        33,529
                                                              ---------------
                                                                     133,419
       Total
            Less current maturities                                  133,419
                                                              ---------------
            Long-term debt, net of current maturities       $              -
                                                              ===============


CAPITALIZED LEASE OBLIGATIONS

     The Company leases office equipment under a non-cancelable capital lease agreement expiring in January 2006. The capital lease obligation has been recorded at the present value of future minimum lease payments, discounted at an interest rate of 6.00%. The capitalized cost of equipment at December 31, 2005 amounted to $257 net of accumulated depreciation of $8,252.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DEFERRED REVENUES

     Deferred revenues at December 31, 2005, amounted to $25,539 related to prepaid software maintenance and support charges which are amortized ratably over the duration of the underlying maintenance agreements.

PREFERRED STOCK

     Preferred stock is non-voting, $.001 par value per share with 3,000,000 shares authorized.

     Cumulative Preferred Stock has 2,500 shares designated of which 1 share is issued and outstanding. The total Cumulative Preferred Stock at December 31, 2005 is $0 with a liquidation price of $100,000. As of December 31, 2005, there was $9,000 of cumulative preferred dividends in arrears representing $9,000 per cumulative preferred share.

     Series A of the Senior Convertible Preferred Stock series which was issued in 2000 has 300,000 shares designated, 29,300 shares issued and outstanding. The total outstanding Series A Senior Convertible Preferred Stock at December 31, 2005 is $29 with a liquidation price of $146,500. The following is a description of the Series A convertible preferred stock:

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

          As of December 31, 2005 there were $52,984 Series A Senior Convertible Preferred share dividends accrued and unpaid representing $1.81 per share.

     Series B of the Senior Convertible Preferred Stock series which was issued in 2000 has 350,000 shares designated, no shares issued and outstanding. The total outstanding Series B Senior Convertible Preferred Stock at December 31, 2005 is $0. The following is a description of the Series B Senior Convertible Stock:

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

          As of December 31, 2005 there were no Series B Senior Convertible Preferred share dividends accrued and unpaid.

     Series C of the Senior Convertible Preferred Stock series which was issued in 2000 has 120,000 shares designated, 100,000 shares issued and outstanding. The total outstanding Series C Senior Convertible Preferred Stock at December 31, 2005 is $100 with a liquidation price of $900,000. The following is a description of the Series C Senior Convertible Stock:

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

          As  of  December  31,  2005  there  were  $315,000   Series  C  Senior
          Convertible Preferred share dividends accrued and unpaid representing $3.15 per share.

     Series D of the Senior Convertible Preferred Stock series which was issued in 2000 has 500,000 shares designated, 63,890 shares issued and outstanding. The total outstanding Series D Senior Convertible Preferred Stock at December 31, 2005 is $64 with a liquidation price of $575,010. The following is a description of the Series D Senior Convertible Stock:

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

          As  of  December  31,  2005  there  were  $209,621   Series  D  Senior
          Convertible Preferred share dividends accrued and unpaid representing $3.28 per share.

Series E of the Senior Convertible Preferred Stock series which was issued in 2005 has 500,000 shares designated, 129,143 shares issued and outstanding. The total outstanding Series E Senior Convertible, Preferred Stock at December 31, 2005 is $129 with a liquidation price of $774,858. The following is a description of the Series E convertible preferred stock:

     (1) The holders of said shares of Series E Senior Preferred shall be entitled to receive cumulative dividends at the rate of six percent (6%) per annum, payable at the time said shares are converted into shares of common stock of the Company and when declared by the board of Directors, before any dividend shall be declared, set apart for, or paid upon the Common Stock and any other Preferred Stock of the Company. The Dividend Rate shall accrue on the Stated Value, which Stated Value shall be noted on the certificate issued to the holder of each share of the Series E Senior Preferred. The dividends on the Series E Senior Preferred, payable in cash, shall be cumulative, so that if the company fails in any fiscal year to pay such dividends on all the issued and outstanding Series E Senior Preferred, such deficiency in the dividends shall be fully paid, but without interest, before any dividends shall be paid on or set apart for any other class of Preferred Stock or the Common Stock. The holders of the currently outstanding shares of Series E Senior Convertible Stock have waived their right for dividends, consequently, no dividends have been accrued on this stock.

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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

PREFERRED STOCK - (Continued)

     During the month of November2005, the company issued shares of Series E Convertible Preferred Stock with detachable warrants for an investment of $100,000. Due to the convertible nature of the stock and the fact that the security was in-the-money at the commitment date, the Company recorded a charge due to the beneficial conversion feature of $25,194 in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. The value of the beneficial conversion feature was measured using the intrinsic value and is being amortized to implied preferred stock dividends to the date of earliest exercise, which is six months from the date of issuance. The amount amortized to implied preferred stock dividends in 2005 was approximately $6,298. The warrants issued in connection with the preferred stock remain outstanding.

     As of December 31, 2005 there were no Series E Senior Convertible Preferred share dividends accrued.

INCOME TAXES

     The income tax provision (benefit) is comprised of the following:

                                                  Year Ended December 31,
                                            ------------------------------------
                                                 2005                2004
                                            ----------------    ----------------
     State current provision (benefit)    $       (209,264)   $       (214,618)
     State deferred provision (benefit)                  -                   -
                                            ----------------    ----------------
                                          $       (209,264)   $       (214,618)
                                            ================    ================

     In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss ("NOL") Carryover and Research and Development Tax Credits ("R&D Credits) to corporate taxpayers in New Jersey. During 2004 and 2003, the Company entered into an agreement under which it retained a third party broker to identify a buyer for its NOL Carryover. The total tax benefit of this transaction was $209,264 in 2005 and $216,418 in 2004.

     The Company's total deferred tax asset and valuation allowance are as follows:

                                                          December 31,
                                               ---------------------------------
                                                    2005              2004
                                               ---------------   ---------------
        Total deferred tax asset, noncurrent   $    9,155,000     $   7,882,000
        Less valuation allowance                   (9,155,000)       (7,882,000)
                                               ---------------   ---------------
        Net deferred tax asset, noncurrent     $            -     $           -
                                               ===============   ===============

     The differences between income tax benefits in the financial statements and the tax benefit computed at the combined state and U.S. Federal statutory rate of 40% are as follows:

                                                     Year Ended December 31,
                                               ---------------------------------
                                                    2005              2004
                                               ---------------   ---------------
                   Tax benefit                      40%               40%
                   Valuation allowance              40%               40%
                                               ---------------   ---------------
                   Effective tax rate                -                 -
                                               ===============   ===============


     At December 31, 2005, the Company has available approximately $26,319,000 of net operating losses to carry-forward and which may be used to reduce future federal taxable income and expire between December 31, 2007 and 2025.

     At December 31, 2005, the Company has available approximately $3,415,000 of net operating losses to carry-forward and which may be used to reduce future state taxable income which expire December 31, 2012.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

401(k) PLAN

     The Company adopted the qualified Magnitude, Inc. sponsored 401(k) plan covering substantially all full time employees under which eligible employees may elect to contribute, within statutory limits, a percentage of their annual compensation. The Company matches up to 50% of the employee's contribution of which the match may not exceed 3% of the employee's total compensation for the plan year. Contributions to the plan were $13,017 and $14,389 for the years ended December 31, 2005 and 2004, respectively.

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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTION PLANS - (Continued)


                                                                                             Qualified and Non-Qualified
                                                                                           Shares Under Option Pursuant to
                                                                                                    the 1997 Plan
                                                                                                     December 31,
                                                                                           ---------------------------------
                                                                                               2005               2004
                                                                                           --------------    ---------------
     Outstanding, beginning of year                                                              437,000            607,000
     Granted during the year                                                                           -                  -
     Expired during the year                                                                     (7,000)          (170,000)
     Surrendered during the year                                                                (10,000)                  -
                                                                                           --------------    ---------------
     Outstanding, end of year (at a price of $1.00 per share)                                    420,000            437,000
                                                                                           --------------    ---------------
     Eligible, end of year for exercise (at a price of $1.00 per share)                          420,000            437,000
                                                                                           ==============    ===============

     At December 31, 2005 and 2004, the weighted average exercise price and weighted average remaining contractual life is $1.00 and $1.00 per share and 4 months and 1 year 4 months, respectively.

     At December 31, 2005, there were 580,000 shares reserved for future option grants.


                                                                                             Qualified and Non-Qualified
                                                                                           Shares Under Option Pursuant to
                                                                                                    the 2000 Plan
                                                                                                     December 31,
                                                                                           ---------------------------------
                                                                                                 2005             2004
                                                                                             --------------   --------------
     Outstanding, beginning of year                                                              2,688,442        2,818,942
     Granted during the year                                                                             -                -
     Exercised during the year                                                                           -                -
     Surrendered during the year                                                               (1,865,484)                -
     Expired during the year                                                                      (39,000)        (130,500)
                                                                                             --------------   --------------
     Outstanding, end of year (at prices ranging from $0.10 to $1.00)                              783,958        2,688,442
                                                                                             --------------   --------------
     Eligible, end of year for exercise (at prices ranging from $0.10 to $1.00)                    783,958        2,688,442
                                                                                             ==============   ==============

     At December 31, 2005 and 2004 the weighted average exercise price and weighted average remaining contractual life is $0.53 and $0.61 per share and 10 months and 1 years 5 months, respectively.

     At December 31, 2005, there were 4,216,042 shares reserved for future option grants.

     At December 31, 2005 the company has four stock-based employee compensation plans, which are described more fully above. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company has not granted any options to employees during the years 2004 and 2005.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

STOCK OPTION PLANS - (Continued)

     The Company also issues options outside of the Stock Incentive Plans which are comprised as follows:


                                                                                                      December 31,
                                                                                             -------------------------------
                                                                                                 2005             2004
                                                                                             --------------   --------------
     Outstanding, beginning of year                                                              8,566,866        9,054,866
     Granted during the year                                                                     1,200,000          250,000
     Exercised during the year                                                                     -              (250,000)
     Surrendered during the year                                                               (2,632,225)                -
     Expired during the year                                                                     (908,525)        (488,000)
                                                                                             --------------   --------------
     Outstanding, end of year (at prices ranging from $0.01 to $1.00)                            6,226,116        8,566,866
                                                                                             --------------   --------------

     Eligible, end of year (at prices ranging from $0.01 to $1.00)                               6,226,116        8,566,866
                                                                                             ==============   ==============

     At December 31, 2005 and 2004 the weighted average exercise price and weighted average remaining contractual life is $0.57 and $0.32 per share, and 2 years 5 months and 3 years 9 months, respectively.

WARRANTS

     The Company granted common stock purchase warrants between May 1, 1998 and December 31, 2005 which are comprised as follows:.


                                                                                                      December 31,
                                                                                             -------------------------------
                                                                                                 2005             2004
                                                                                             --------------   --------------
     Outstanding, beginning of year                                                             30,688,599       11,973,018
     Granted during the year                                                                    23,343,334       20,433,000
     Exercised during the year                                                                           -                -
     Surrendered during the year                                                               (2,631,916)                -
     Expired during the year                                                                     (514,000)      (1,717,419)
                                                                                             --------------   --------------
     Outstanding, end of year (at prices ranging from $.08 to $1.00)                           50,886,017        30,688,599
                                                                                             ==============   ==============

     At December 31, 2005 and 2004, the weighted average exercise price and weighted average remaining contractual life is $0.14 and $0.18 per share and 1 year 10 months and 2 years 2 months, respectively.

COMMITMENTS AND CONTINGENCIES

     Lease Agreement

       On March 15, 2000, the Company entered into a lease agreement for office space which is utilized for the Company's principal offices. Such lease commenced April 15, 2000 and extends to March 31, 2007 at a monthly rental of $10,000.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMITMENTS AND CONTINGENCIES (continued)

     Under the lease agreement, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:


           Year Ending December 31,

                    2006                                 $       120,000
                    2007                                 $        30,000
                    ----                                 ---------------
                   Total minimum payments                $       150,000
                                                         ===============


     Included in general and administrative expenses is rent expense which amounted to $125,742 and $116,734 for the years ended December 31, 2005 and 2004, respectively.

    Employment Agreements

       The Company has entered into employment agreements with certain key personnel which provide for a base salary, yearly bonuses in common stock and/or options of the Company and other benefits. Termination of the agreements may be made by either party with advance notice.

    Stock-Based Compensation Agreements

       In August 2004, the Company entered into an agreement with an individual to serve in an independent advisory function. The term of this agreement is for two years, and provides for the grant of 600,000 fully-vested common stock options at commencement, and grants an additional 600,000 common stock options, which vest 100,000 at commencement of the agreement and 25,000 each subsequent month, in consideration for services under the agreement. The Company issued these options during 2005. These options expire on July 1, 2007.

       In March 2005, the Company entered into an agreement with a consultant providing 500,000 common shares as a sign-up bonus, 750,000 common shares for services rendered during the initial six month period of the contract and an additional 750,000 common shares for an extension period of six months (through March 2006). The Consultant is also entitled to contingent remuneration based on the achievement by the Company of certain profit goals. No obligation was incurred for this contingent provision in 2005. The consultant is also contingently entitled to a fee based on proceeds that may be obtained through mergers or other business combinations, as follows: 5% of first $1,000,000 in consideration, 4% of the second $1,000,000, 3% of the third $1,000,000, 2% of the fourth $1,000,000 and 1% of the consideration above $4,000,000.

       In October 2005, the Company entered into an agreement with two consultants, providing for a monthly retainer of $12,000 for a three month period. The retainer is to be paid as follows: (1) $4,000 per month starting October 2005, (2) $4,000 per month accruing until due in January 2006 and (3) warrants to purchase 200,000 of the Company's common shares, exercisable at $0.10 per share. The consultants are contingently entitled to additional fees and warrants based on certain achievements for the remainder of the term of the agreement of one year, unless extended, and success fees for revenues generated at a rate of 15% for the first year of revenues from an introduced party and 7.5% for such revenues for the subsequent four years.

       Also during 2005, the Company enterered into agreements for consulting services, with the following provisions: (1) cash commission on sales and/or licensing of 5% on revenues within the first year and 2.5% on subsequent years' revenues from such transactions; (2) if determined to be directly involved in securing the initial sale, the consultants' commission rates per above would be 15% and 7.5%, respectively, for transactions with a Federal or State entity and 10% and 5%, respectively, for other clients; (3) any cash commission earned per the above shall be matched by the Company with a non-qualified stock option to purchase that number of shares of the Company's common stock which equates the amount of commission earned (for example, $10,000 in commission would equate to 10,000 options). The exercise price of such options would be based on 90% of the average of the bid and ask prices of the Company's common stock during the 20 day trading period preceding the consummation of the transaction, with a minimum exercise price of $0.10 per share.

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

     During 2005 and 2004, one outside director of the Company who also serves as the Company's general and securities counsel, was paid an aggregate $164,184 and 132,000, respectively, for legal services. One other outside director was paid $10,400 for services performed during 2004, and $0 during 2005. At December 31, 2005, the Company has $12,717 due to these parties which is included in accounts payable.

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

MAJOR CUSTOMERS

     The Company had three major customers for the year ended December 31, 2005, which comprised 36%, 26% and 16%, respectively, of total sales, and two major customers for the year ended December 31, 2004, which comprised 31% and 19%, respectively, of total sales. One customer comprises 90% of accounts receivable at December 31, 2005.

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

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NEW ACCOUNTING PRONOUNCEMENTS

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 154, Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate effected by a change in accounting principle.

      SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

      In December 2004, the FASB issued SFAS No.123 (revised 2004), "Share-Based Payment". Statement 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.

      That  cost  will be  measured  based on the fair  value of the  equity  or liability instruments issued. Statement 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Statement 123(R) replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. Statement 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities (other than those filing as small business issuers) will be required to apply Statement 123(R) as of the first interim or annual reporting period that begins after June 15, 2005.

      In March 2005, the SEC released Staff Accounting Bulletin No. 107, "Share-Based Payment" ("SAB 107"), which provides interpretive guidance related to the interaction between SFAS 123(R) and certain SEC rules and regulations. It also provides the SEC staff's views regarding valuation of share-based payment arrangements. In April 2005, the SEC amended the compliance dates for SFAS 123(R), to allow companies to implement the standard at the beginning of their next fiscal year, instead of the next reporting period beginning after June 15, 2005.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NEW ACCOUNTING PRONOUNCEMENTS (continued)

      On August 31, 2005, the FASB issued FASB Staff Position FSP FAS 123R-1, "Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123R." In this FSP, the FASB decided to defer the requirements in FASB Statement No. 123 (Revised 2004), Share-Based Payment, that make a freestanding financial instrument subject to the recognition and measurement requirements of other GAAP when the rights conveyed by the instrument are no longer dependent on the holder being an employee. The guidance in this FSP should be applied upon initial adoption of Statement 123R. The FSP includes transition guidance for those entities that have already adopted Statement 123R in their financial statements.

      The Company does not expect that the adoption of SFAS 123R and the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.


LITIGATION

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