Form 10QSB
period 2006-03-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2006-05-15
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ended March 31, 2006

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


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                  Yes|X| No |_|

     The number of shares of Registrant's Common Stock, $0.0001 par value, outstanding as of March 31, 2006, was 146,931,672 shares.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                           Page
                                                                          Number
                                                                          ------

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - March 31, 2006                                                     3

         Consolidated Statements of Operations
          - Three months ended March 31, 2006 and 2005                         4

         Consolidated Statements of Cash Flows
          - Three months ended March 31, 2006 and 2005                         5

         Notes to Consolidated Financial Statements                       6 - 12


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       13 - 14

Item 3   Controls and Procedures                                              15


PART II  -  OTHER INFORMATION                                            16 - 17


SIGNATURES                                                                    18

PART I - ITEM 1 FINANCIAL STATEMENTS

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                           March 31, 2006 (Unaudited)


Assets
  Current Assets
  Cash ....................................................................   $      9,025
  Accounts receivable, net of allowance for
       doubtful accounts of $0 ............................................         22,056
  Prepaid expenses ........................................................         29,710
                                                                              ------------
     Total Current Assets .................................................         60,791
  Property and equipment, net of accumulated
  depreciation of $154,518 ................................................          6,807
  Software, net of accumulated amortization of $1,223,181 .................        284,109
  Deposits ................................................................         23,996
                                                                              ------------
     Total Assets .........................................................        375,703
                                                                              ============
Liabilities and Stockholders' Equity (Impairment)

  Current Liabilities
  Accounts payable and accrued expenses ...................................        382,550
  Deferred revenue ........................................................         20,763
  Obligations to be settled in stock ......................................         74,000
  Dividends payable .......................................................        629,879
  Loans payable ...........................................................        130,000
  Notes payable ...........................................................         25,000
  Derivative conversion feature ...........................................        122,240
  Current maturities of long-term debt ....................................        133,419
  Current maturities of capitalized lease obligations .....................            256
                                                                              ------------
     Total Current Liabilities ............................................      1,518,107
Capitalized lease obligations, less current portion .......................             --
                                                                              ------------
  Total Liabilities .......................................................      1,518,107

Stockholders' Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
2,500 shares have been designated Cumulative Preferred Stock,
of which 1 share is issued and outstanding ................................              0
300,000 shares have been designated Series A Convertible Preferred Stock,
350,000 shares have been designated Series B Convertible Preferred Stock,
120,000 shares have been designated Series C Convertible Preferred Stock,
500,000 shares have been designated Series D Convertible Preferred Stock,
500,000 shares have been designated Series E Convertible Preferred Stock,
of which a combined total 322,333 shares are issued and outstanding .......            322
Common Stock, $0.0001 par value, 300,000,000 shares authorized;
issued and outstanding 146,931,672 shares .................................         14,693
Additional paid-in capital
                                                                                31,230,240
Accumulated (deficit) .....................................................    (32,043,629)
Deferred compensation .....................................................       (344,030)
                                                                              ------------
     Total Stockholders' Equity (Impairment) ..............................     (1,142,404)

     Total Liabilities and Equity (Impairment) ............................   $    375,703
                                                                              ============


         The accompanying notes are an integral part of the consolidated financial statements.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended
                                                       March 31,
                                                2006              2005
                                            --------------   ---------------
Total Revenues ...........................   $      11,075    $      19,264

Cost of Goods Sold .......................          36,365           36,367
                                             -------------    -------------

Gross Profit (Loss) ......................         (25,290)         (17,103)

Selling expenses .........................         140,121           96,219
Stock-based compensation (see below) . ...         112,492           66,123
Research and development cost ............          35,562           53,050
General and administrative expenses ......         406,264          383,190
                                             -------------    -------------

Loss From Operations .....................        (719,729)        (615,685)

Other Income (Expense)
Miscellaneous income .....................              --           17,537
Interest income ..........................              --                2
Change in fair value-derivative liability           19,478               --
Interest expense .........................        (107,977)          (3,182)
                                             -------------    -------------
Total Other Income (Expense) .............        (127,455)          14,357
                                             -------------    -------------

Loss Before Provision for Income Taxes ...        (847,184)        (601,328)

Provision for Income Taxes ...............          (1,000)            (630)
                                             -------------    -------------
Net Loss .................................   $    (876,564)   $    (601,958)
                                             =============    =============

Dividends on Preferred Stock .............         (28,380)         (28,379)
                                             -------------    -------------
Net Loss Applicable to Common Shareholders   $    (875,564)   $    (630,337)
                                             =============    =============
Net Loss per Common Share ................   $      (0.006)   $      (0.005)
                                             =============    =============
Weighted Average Number of
Common Shares Outstanding ................     142,715,005      132,657,612
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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                      Three Months Ended
                                                           March 31,
                                                       2006         2005
                                                     ---------    ---------
Cash Flows from Operating Activities
Net Loss .........................................   $(848,184)   $(601,958)
Adjustments to Reconcile Net Loss
to Net Cash Used by Operations
   Depreciation and amortization .................      37,520       39,126
   Securities issued for various expenses ........      92,384      182,800
   Recognition of expenses - deferred compensation      20,108       21,878
   Recognition of expenses - derivative liabilities    122,240           --
Decreases (Increases) in Assets
   Accounts receivable ...........................         241       21,227
   Miscellaneous receivables .....................          --        6,270
   Prepaid expenses ..............................      (6,924)     (24,912)
Increases (decreases) in Liabilities
   Deferred revenues .............................      (4,776)     (10,429)
   Accounts payable and accrued expenses .........      74,803     (102,632)
                                                     ---------    ---------
Net Cash Used by Operating Activities ............    (512,588)    (468,630)

Cash Flows from Investing Activities
Purchases of equipment and fixtures ..............        (583)      (2,160)
                                                     ---------    ---------
Net Cash Used by Investing Activities ............        (583)      (2,160)

Cash Flows from Financing Activities
Dividends paid ...................................          --       (1,020)
Prepayments on common stock subscriptions ........      74,000           --
Proceeds from loans and notes ....................      85,000           --
Repayment of loans and notes .....................     (30,000)          --
Issuance of common and preferred stock ...........     274,500      670,000
                                                     ---------    ---------
Net Cash Provided by Financing Activities ........     403,500      668,980

Net Increase in Cash .............................    (109,671)     198,190
Cash at Beginning of Period ......................     118,696       44,144
                                                     ---------    ---------
Cash at End of Period ............................   $   9,025    $ 242,334
                                                     =========    =========


         The accompanying notes are an integral part of the consolidated financial statements.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

   Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of March 31, 2006, the results of operations for the three months ended March 31, 2006 and 2005, and the cash flows for the three months ended March 31, 2006 and 2005, have been included.

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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued


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

   Income Taxes

         The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company's income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset.

   Net Loss Per Share

         Net loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, "Earnings Per Share" is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

2. GOING CONCERN

      The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. In their report for the fiscal year ended December 31, 2005, our auditors had expressed an opinion that, as a result of the losses incurred, there was substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management's plans are to continue seeking additional working capital through equity and debt placements with private and institutional investors.

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

4. PREPAID EXPENSES

      Prepaid Expenses at the end of the quarter included $19,465 prepaid insurance costs, with the remainder representing miscellaneous prepaid expenses.

5. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at March 31, 2006:

              Equipment                                        $        89,095
              Furniture and fixtures                                    72,230
                                                                 --------------
                                                                       161,325
              Less accumulated depreciation                            154,518
                                                                 --------------
                                        Total                  $         6,807
                                                                 ==============

Depreciation expense charged to operations was $1,135 and $2,742 in the first three months of 2006 and 2005, respectively.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at March 31, 2006:

              Accounts payable                      $       239,164

              Accrued interest                               60,267

              Accrued salaries                               24,671

              Accrued commissions                            22,183

              Accrued professional fees                      34,265

              Miscellaneous accruals                          2,000
                                                       -------------

                                    Total           $       382,550
                                                       =============


7. DEFERRED REVENUES

      Deferred   revenues  at  March  31,  2006  consist  of  prepaid   software
      maintenance and support charges which are amortized ratably over the remaining duration of the underlying maintenance agreements.

8. LOANS PAYABLE

      The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at March 31, 2006:


      On December 4, 1996, Magnitude, Inc. repurchased 500,000
      shares of its  common  stock and  retired  same  against
      issuance of a promissory  note  maturing  twelve  months
      thereafter  accruing  interest  at 5% per  annum and due
      December 4, 1998.  This note is overdue at September 30,
      2005 and no demand for payment has been made.              $       75,000

      During  March 2006 a  non-affiliated  lender  extended a
      short-term loan bearing  interest at the rate of 10% per
      year.                                                              30,000

      During March 2006 a director of the Company provided for
      a cash advance, repayable on demand.                               25,000
                                                                 ---------------
             Total                                               $      130,000
                                                                 ===============


9. NOTES PAYABLE

      At December 31, 1999 the Company had $1,475,000 of notes
      outstanding  related  to a June 1995  private  placement
      offering. During 2000 the holders of $1,450,000 worth of
      notes   agreed   to   accept   partial    repayment   of
      approximately 30% of the note balances and converted the
      remaining  balances  into common  shares or  convertible
      preferred  shares.  The total  amount  of  non-converted
      notes outstanding at March 31, 2006 is $25,000. Attempts
      to locate  the  holder  of this  note,  to  settle  this
      liability, have been unsuccessful.                         $       25,000
                                                                 ---------------


             Total                                               $       25,000
                                                                 ===============

                 MAGNITUDE INFORMATION SYSTEMS, INC. SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

10. LONG-TERM DEBT

      Long-term debt as of March 31, 2006 is comprised of the following:


      Pursuant to the  February 2, 1998,  Agreement  and Plan of Merger with Rolina  Corporation, the Company had issued  155,556  shares (the "Shares") of its common stock to the principal of Rolina  Corporation who currently  serves as the Company's  Chief Executive  Officer and
      Board  Chairman,  and had issued a Put Option for such Shares at a price of $2.41 per share in accordance with the provisions  contained therein,  with notice for exercise eligible to be  given at any time  after  February  1,  2000,  and  before  5:00  p.m.  on the 90th day thereafter.  This liability was converted into a Company  obligation for $274,890  maturing
      March 31, 2002 and a demand loan for $100,000 both carrying  interest at the rate of 7% per year,  subsequently  increased to 10%, payable monthly. The demand portion of this note was repaid in April 2002 and the due date for  $274,890 of the  remaining  balance was extended to July 1,  2003.  Subsequently,  the  maturity  of the  unpaid  balance  was  changed to a portion of  $174,890  payable  on demand,  and a portion  of  $100,000  due and  payable on
      January 2, 2005. During the first quarter of 2004,  $175,000 was repaid and the maturity of the unpaid balance was changed to "due upon demand".  The obligation  includes an option to the holder for conversion of the outstanding  principal into shares of the Company's common stock at the rate of $0.06 per unit with each unit  consisting  of one common share and one
      warrant, exercisable at $0.08/share.                                                            $         99,890

      Discounted  present  value  of a  non-interest  bearing  $70,000  settlement  with a former investor of Magnitude,  Inc. to be paid in 24 equal  monthly  payments  commencing  July 1,
      1997.  The  imputed  interest  rate  used  to  discount  the  note  is 8% per  annum.  This
      obligation is in default.                                                                                 33,529
                                                                                                        ---------------
                                                                                                               133,419
            Total
                 Less current maturities                                                                       133,419
                                                                                                        ---------------
                 Long-term debt, net of current maturities                                            $              -
                                                                                                        ===============


11. INCOME TAXES

       The Company's total deferred tax asset and valuation allowance are as follows:

                                                               December 31,
                                                                   2005
                                                              ---------------
          Total deferred tax asset, non-current                $   9,155,000
          Less valuation allowance                                (9,155,000)
                                                              ---------------
          Net deferred tax asset, non-current                  $           -
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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

12. CAPITALIZED LEASE OBLIGATIONS

      The Company leases office equipment under a non-cancelable capital lease agreement expiring in 2006. The capital lease obligation has been recorded at the present value of future minimum lease payments, discounted at an interest rate of 6.00%. The capitalized cost of equipment at March 31, 2006 amounted to $257 net of accumulated depreciation of $8,252.

13. DEFERRED COMPENSATION

      Deferred compensation amounted to $344,030 representing the unamortized portions of the value of restricted stock, options and warrants issued to six consultants, for future services.

14. COMMITMENTS AND CONTINGENCIES

      Lease Agreement

      On March 15, 2000, the Company entered into a lease agreement for office space which is utilized for the Company's principal offices. Such lease commenced April 15, 2000 and expired on March 31, 2005. The Company had subsequently negotiated a lease renewal which extended the term of the lease to March 31, 2007 at a monthly rental of $10,000.

      Under the lease agreement, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:


          Year Ending December 31,

                   2006                                           $    90,000
                   2007                                                30,000
                                                                      -------
                                   Total minimum payments         $   120,000
                                                                      =======
  Employment Agreements

      The Company has entered into employment agreements with certain key personnel which provide for a base salary, yearly bonuses in common stock and/or options of the Company and other benefits. Termination of the agreements may be made by either party with advance notice.

15. RELATED PARTY TRANSACTIONS

      In September 2005 our officers and directors surrendered for cancellation 4,507,709 stock options, 2,283,916 common stock purchase warrants and 11,247,607 common shares in order to provide sufficient authorized common shares to accommodate the Company's current private placement. We replaced the surrendered and cancelled common shares with shares of our Series E preferred stock which are automatically convertible after six months into 11,247,607 common shares, the amount of common shares equal to those surrendered. We also intend to reissue the 4,507,709 stock options and 2,283,916 warrants also surrendered for cancellation by our officers and directors with an equal amount of common shares underlying these securities following adoption by the shareholders of a proposed amendment to the Company's certificate of incorporation which amendment if adopted would increase the number of authorized common shares from 200,000,000 to 300,000,000. The recipients of the Series E preferred stock have waived their right to receive any dividends on these shares.

      During March 2006, a director of the Company extended a cash advance of $25,000 to the Company, repayable on demand.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006


16. SUBSEQUENT EVENTS

      On April 10, 2006, the Registrant and a shareholder who is former officer and former director entered into a Settlement and Conversion Agreement. Pursuant to the principal terms of this Agreement, the shareholder converted $900,000 of the stated value of the shares of 7% Series C Senior Convertible Preferred Stock and approximately $331,000 of accrued but unpaid dividends into 10,250,000 common shares of the Company. The Agreement obligates the Company to pay the shareholder a $5,000 monthly payment for one year and subjects the common shares received in this conversion to certain lock-up provisions. As a result of this Agreement, approximately $331,000 in current liabilities were terminated and removed from the Company's balance sheet. The Company issued the common shares in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act"), provided by Section 4(2) of the 1933 Act and Regulation D promulgated thereunder.

ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Our marketing efforts during the quarter were focused on broadening our cooperative program with our strategic partner Aon Risk Services whereby Magnitude will jointly market our ErgoEnterprise(TM) software solutions to clients of Aon Risk Services. Both parties expect these ventures to produce tangible results in terms of software licensing contracts over time. No such sales were as yet recorded during the first quarter ended March 31, 2006 which yielded revenues of $11,075, compared to the $19,264 achieved in the first quarter of 2005. Most of these revenues were derived from software maintenance and support activities.

Gross profits amounted to negative $25,290 for the quarter including a fixed charge for amortization of certain proprietary software assets. Such software assets underlie the Company's products and are being amortized on a straight line over 10 years, resulting in a level charge of approximately $12,000 per month to cost-of-goods-sold. Our expense and cost structure was essentially unchanged from prior periods, except that we faced higher compensation costs in the marketing and general business consultancy sectors, reflected primarily in the "stock-based compensation" amount. Management is trying to conserve cash by favoring securities-based compensation arrangements where possible. Restricted stock is priced at market and options and warrants grants are valued using the Black-Scholes valuation model. After deducting selling- and general and administrative expenses, stock-based compensation and R&D expenses of totaling $694,439 the Company realized a loss from operations of $719,729 for the three months period ended March 31, 2006, compared to an operating loss of $615,685 in the first quarter in 2005. The increase in operating expenses from last year to the current period reflects primarily an increase in staffing and other compensation costs. Non-operating income and expenses consisted of $107,977 interest expense and 19,478 for changes in the value of derivative liabilities. The period result was a net loss of $848,184 for the quarter, compared to a loss of $601,958 for the same period in 2005.

After accounting for dividend accruals on outstanding preferred stock which totaled $28,380, the net loss for the quarter applicable to common shareholders was $876,564 or $0.006 per share, compared to a loss of $630,337 or $0.005 per share for the same quarter in the previous year.


LIQUIDITY AND CAPITAL RESOURCES

In the absence of cash flow from operations, required working capital to finance ongoing operations was supplied almost entirely from new equity capital, augmented by short-term borrowings. During the quarter, the Company attracted $274,500 in new equity funding in the form of cash.

At March 31, 2006, the deficit in working capital amounted to $1,457,316 as compared to $1,142,404 at December 31, 2005. Stockholders' equity showed an impairment of $1,020,164 at the end of the quarter. The negative cash flow from operations for the three months ended March 31, 2006 totaled approximately $512,588 and was substantially financed by new equity which was obtained through private placements, as well as limited borrowings. The new equity placements were consummated by issuance of common stock and stock purchase warrants to accredited private investors in the United States and overseas. Details of such transactions can be found in the "Changes and Issuance of Securities" section of this report. The Company plans to file a new registration statement on Form SB-2 and amendments to certain previously filed registration statements on Form SB-2, all of which covered common shares directly issued, as well as common shares underlying previously issued convertible preferred stock and warrants, in connection with these and prior financing transactions. These filings are made on behalf of certain investors in the Company's equities and proceeds of any sales of such registered securities will accrue entirely to such investors.

At the time of this submission, the Company had no bank debt. At March 31, 2006 its short-term liabilities, aside from trade payables and accruals, consisted of certain notes and loans aggregating approximately $288,000 of which approximately $125,000 was owed to the chairman and chief executive officer of the Company in form of a demand note (see "Related Party Transactions"). Current liabilities include $629,879 unpaid dividends on outstanding preferred stock. We expect that the majority of such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company's ability to continue operating and growing its business.

Current cash reserves and net cash flow from operations expected during the near future are inadequate when measured against present and anticipated future needs, and the Company's financial situation remains precarious. In order to remedy the liquidity constraints management is seeking further investments in form of debt or equity capital. There can be no assurance, however, that these efforts will lead to the desired outcome and that the Company will be successful in obtaining the working capital needed to fund on-going operations. If the Company failed to do so, either by not acquiring sufficient funds, or not receiving such funds in a timely manner, management may be forced to effect severe cut-backs in the Company's operations. .

ITEM 3.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

      As of the end of the period covered by this Form 10-QSB for the quarter ended March 31, 2006, an evaluation was undertaken by the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13(a)-14(c), and; based upon that evaluation, Company management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by the subject Form 10-QSB and ensured that all material information required to be disclosed in the subject Form 10-QSB, was recorded, processed, summarized and reported as of the end of the period covered by the subject Form 10-QSB.

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

PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS
       -----------------

On March 21, 2005, the Company filed a patent infringement lawsuit in the United States District Court, District of New Jersey, against Niche Software, Ltd. of New Zealand, alleging that its software product called Workplace(TM) willfully infringed on the Company's patent underlying its ErgoEnterprise(TM) product line. On September 13, 2005, defendant filed an answer and counterclaim, denying the allegations in our complaint and seeking a judgment declaring our patent to be invalid. The Company intends to vigorously prosecute its infringement claims against this infringer. Except for this infringement lawsuit, the Company is not a party in any legal proceedings.



Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
       -----------------------------------------------------------

   a) Issuance of unregistered securities

      During the quarter ended March 31, 2005, the Company issued the following unregistered securities:

      (i) 4,725,000 shares of common stock, accompanied by warrants for the purchase of 4,725,000 common shares, exercisable during three years at the price of $0.08 per share, to seven accredited investors pursuant to private placement subscriptions, issued in reliance upon exemptions provided under Section 4(2) of the Securities Act, altogether resulting in the receipt by the Company of $274,500 in cash.

      (ii) 1,600,000 shares of common stock to six outside consultants for services rendered.

      (iii) Options for 3,250,000 shares of common stock and warrants for 1,250,000 shares to two outside consultants for services rendered. The options and warrants are exercisable at prices between $0.08 and $0.15 per share.

   (b) Not applicable

   (c) None

Item 3 DEFAULTS UPON SENIOR SECURITIES
       -------------------------------

   The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $620,000. These dividends have been accrued, however, the Company's management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       ---------------------------------------------------

   At a special meeting of the stockholders of the Company, held on March 31, 2006, the stockholders approved the following:

   1) Election of Steven D. Rudnik, Steven Gray, Joerg Klaube and Joseph Tomasek as Directors of the Company to serve until the next annual meeting of stockholders. Votes were cast as follows:

   Steven D. Rudnik:   71,699,130 FOR,   1,931,670 AGAINST,      351,821 ABSTAIN
   Steven Gray:        73,301,464 FOR,     333,336 AGAINST,      351,821 ABSTAIN
   Joerg H. Klaube     73,468,131 FOR,     166,669 AGAINST,      351,821 ABSTAIN
   Joseph J. Tomasek   73,468,131 FOR,     166,669 AGAINST,    3,018,521 ABSTAIN

   2) Approval of an amendment to the Company's Certificate of Incorporation, to increase the authorized number of shares of common stock from 200,000,000 shares to 3000,000,000 shares.

   FOR:  66,078,423       AGAINST:  8,800,197      ABSTAIN:  2,074,201

   3) Approval of an amendment to the employment agreement for Steven D. Rudnik.

   FOR:  29,094,463       AGAINST:  6,930,509      ABSTAIN:    358,169

   4) Ratification of the appointment of Rosenberg Rich Baker Berman & Company as the Company's independent auditors for the fiscal year ended December 31, 2005:

   FOR:  75,696,983       AGAINST:      6,437      ABSTAIN:  1,247,801

   On March 31, 2006, we amended our Certificate of Incorporation to increase the authorized number of shares of common stock from 200,000,000 shares to 300,000,000 shares.


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

      (b)   Reports on Form 8-K:

            On January 23, 2006, the Company filed a report on Form 8-K, informing about a press release in connection with the signing of a sales contract.

            On January 25, 2006, the Company filed a report on Form 8-K, informing about a press release in connection with the hiring of two sales executives.

            On March 1, 2006, the Company filed a report on Form 8-K, informing about a press release in connection with the hiring of two business development and marketing executives.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                      MAGNITUDE INFORMATION SYSTEMS, INC.




Date:   May 7, 2006                   By: /s/  Steven D. Rudnik
                                          ---------------------
                                            Steven D. Rudnik
                                            Chairman and Chief Executive Officer