Form 10QSB/A
period 2006-03-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2006-05-23
CIK 838796

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

Explanatory Note

This Form 10-QSB/A is being filed for the purpose of providing additional disclosure language to sections of the Company's report for the quarter ended March 31, 2006 on Form 10-QSB as filed with the U.S. Securities and Exchange Commission on May 15, 2006. The restatement provides for additional disclosure pertaining to "Non-cash investing and financing activities" in the Statements of Cash Flows, and to "Securities issued for services", "Reclassification of certain securities under EITF 00-19", "Accounts payable and accrued expenses", "Long-term debt", and "Commitments and contingencies" in the Notes to Consolidated Financial Statements. The restatement also corrects a typographical error in the Net loss figure appearing in the Income Statement. In addition, the restatement provides for the disclosure of a Subsequent Event pertaining to the appointment of Edward Marney to the executive positions of President and Chief Executive Officer of the Registrant.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES




                                      INDEX


                                                                       Page
                                                                       Number
                                                                       ------

PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
         - March 31, 2006                                                3

         Consolidated Statements of Operations
         - Three months ended March 31, 2006 (as restated) and 2005      4

         Consolidated Statements of Cash Flows
          - Three months ended March 31, 2006 and 2005                   5

         Notes to Consolidated Financial Statements                      6 - 12


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       13 - 14

Item 3   Controls and Procedures                                         15


PART II - OTHER INFORMATION 16 - 17


SIGNATURES                                                               18

PART I - ITEM 1 FINANCIAL STATEMENTS

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                           March 31, 2006 (Unaudited)


Assets
  Current Assets
  Cash                                                                         $      9,025
  Accounts receivable, net of allowance for
       doubtful accounts of $0                                                       22,056
  Prepaid expenses                                                                   29,710
                                                                               ------------
     Total Current Assets                                                            60,791
  Property and equipment, net of accumulated
  depreciation of $154,518                                                            6,807
  Software, net of accumulated amortization of $1,223,181                           284,109
  Deposits                                                                           23,996
                                                                               ------------
     Total Assets                                                                   375,703
                                                                               ============
Liabilities and Stockholders' Equity (Impairment)

  Current Liabilities
  Accounts payable and accrued expenses                                             382,550
  Deferred revenue                                                                   20,763
  Obligations to be settled in stock                                                 74,000
  Dividends payable                                                                 629,879
  Loans payable                                                                     130,000
  Notes payable                                                                      25,000
  Derivative conversion feature                                                     122,240
  Current maturities of long-term debt                                              133,419
  Current maturities of capitalized lease obligations                                   256
                                                                               ------------
     Total Current Liabilities                                                    1,518,107
Capitalized lease obligations, less current portion                                      --
                                                                               ------------
     Total Liabilities                                                            1,518,107

Stockholders' Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
2,500 shares have been designated Cumulative Preferred Stock,
of which 1 share is issued and outstanding                                                0
300,000 shares have been designated Series A Convertible Preferred Stock,
350,000 shares have been designated Series B Convertible Preferred Stock,
120,000 shares have been designated Series C Convertible Preferred Stock,
500,000 shares have been designated Series D Convertible Preferred Stock,
500,000 shares have been designated Series E Convertible Preferred Stock,
of which a combined total 322,333 shares are issued and outstanding                     322
Common Stock, $0.0001 par value, 300,000,000 shares authorized;
issued and outstanding 146,931,672 shares                                            14,693
Additional paid-in capital
                                                                                 31,230,240
Accumulated (deficit)                                                           (32,043,629)
Deferred compensation                                                              (344,030)
                                                                               ------------
     Total Stockholders' Equity (Impairment)                                     (1,142,404)

     Total Liabilities and Equity (Impairment)                                 $    375,703
                                                                               ============

The accompanying notes are an integral part of the consolidated financial statements.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended
                                                           March 31,
                                             2006 (as restated)      2005
                                             ------------------ ------------
Total Revenues                                $      11,075    $      19,264

Cost of Goods Sold                                   36,365           36,367
                                              -------------    -------------

Gross Profit (Loss)                                 (25,290)         (17,103)

Selling expenses                                    140,121           96,219
Stock-based compensation (see below) .              112,492           66,123
Research and development cost                        35,562           53,050
General and administrative expenses                 406,264          383,190
                                              -------------    -------------

Loss From Operations                               (719,729)        (615,685)

Other Income (Expense)
Miscellaneous income                                     --           17,537
Interest income                                          --                2
Change in fair value - derivative liability         (19,478)              --
Interest expense                                   (107,977)          (3,182)
                                              -------------    -------------
Total Other Income (Expense)                       (127,455)          14,357
                                              -------------    -------------

Loss Before Provision for Income Taxes             (847,184)        (601,328)

Provision for Income Taxes                           (1,000)            (630)
                                              -------------    -------------
Net Loss                                      $    (848,184)   $    (601,958)
                                              =============    =============
Dividends on Preferred Stock                        (28,380)         (28,379)
                                              -------------    -------------
Net Loss Applicable to Common Shareholders    $    (876,564)   $    (630,337)
                                              =============    =============
Net Loss per Common Share                     $      (0.006)   $      (0.005)
                                              =============    =============
Weighted Average Number of
Common Shares Outstanding                       142,715,005      132,657,612
                                              =============    =============

All of the stock-based compensation relates to selling, general and administrative expenses.

The accompanying notes are an integral part of the consolidated financial statements.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                         2006         2005
                                                      ---------    ---------
Cash Flows from Operating Activities
Net Loss                                              $(848,184)   $(601,958)
Adjustments to Reconcile Net Loss
to Net Cash Used by Operations
   Depreciation and amortization                         37,520       39,126
   Securities issued for various expenses                92,384      182,800
   Recognition of expenses - deferred compensation       20,108       21,878
   Recognition of expenses - derivative liabilities     122,240           --
Decreases (Increases) in Assets
   Accounts receivable                                      241       21,227
   Miscellaneous receivables                                 --        6,270
   Prepaid expenses                                      (6,924)
                                                                     (24,912)
Increases (decreases) in Liabilities
   Deferred revenues                                     (4,776)     (10,429)
   Accounts payable and accrued expenses                 74,803     (102,632)
                                                      ---------    ---------
Net Cash Used by Operating Activities                  (512,588)    (468,630)

Cash Flows from Investing Activities
Purchases of equipment and fixtures                        (583)      (2,160)
                                                      ---------    ---------
Net Cash Used by Investing Activities                      (583)      (2,160)

Cash Flows from Financing Activities
Dividends paid                                               --       (1,020)
Prepayments on common stock subscriptions                74,000           --
Proceeds from loans and notes                            85,000           --
Repayment of loans and notes                            (30,000)          --
Issuance of common and preferred stock                  274,500      670,000
                                                      ---------    ---------
Net Cash Provided by Financing Activities               403,500      668,980

Net Increase in Cash                                   (109,671)     198,190
Cash at Beginning of Period                             118,696       44,144
                                                      ---------    ---------
Cash at End of Period                                 $   9,025    $ 242,334
                                                      =========    =========


SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the three months ended March 31, 2006, $11,550 in accrued expenses were settled via issuance of common stock.

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

    Securities Issued for Services

      The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company's stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123R, SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-QSB have not been restated to reflect the fair value method of expensing share-based compensation.

    Reclassification of certain securities under EITF 00-19

      Pursuant to Emerging Issues Task Force (EITF) Issue 00-19, if a company has more than one contract subject to this Issue, and partial reclassification is required, there may be different methods that could be used to determine which contracts, or portions of contracts, should be reclassified. The Company's method for reclassification of such contracts is reclassification of contracts with the latest maturity date first. The changes in fair value for any contracts reclassified during the first quarter in 2006 were not material.

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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at March 31, 2006:

              Accounts payable                              $    239,164

              Accrued interest                                    60,267

              Accrued salaries                                    24,671

              Accrued commissions                                 22,183

              Accrued professional fees                           34,265

              Miscellaneous accruals                               2,000
                                                            ------------

                    Total                                   $    382,550
                                                            ============

      Accrued commissions are due to a consultant who is retained in the capacity of Senior Vice President of Business Development. In accordance with the terms of the consulting agreement, one half of such commissions are payable in cash and the other half in form of restricted shares of the Company's common stock, valued at the market price of the Company's common stock on the date payment of such commissions are made. At March 31, 2006, the price of the stock was $0.09 which would, had payment of the commission been made that day, require issuance of 123,239 shares.


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
                                                                                ===============

9. NOTES PAYABLE


      At December 31, 1999 the Company had $1,475,000 of notes outstanding related to a June 1995 private placement offering. During 2000 the holders
      of $1,450,000 worth of notes agreed to accept partial repayment of             $       25,000
      approximately 30% of the note balances and converted the remaining balances into common shares or convertible preferred shares. The total amount of non-converted notes outstanding at March 31, 2006 is $25,000.
      Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.

                                                                                     --------------
             Total                                                                   $       25,000
                                                                                     ==============

                 MAGNITUDE INFORMATION SYSTEMS, INC. SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

10. LONG-TERM DEBT

      Long-term debt as of March 31, 2006 is comprised of the following:


      Pursuant to the February 2, 1998, Agreement and Plan of Merger with Rolina
      Corporation, the Company had issued 155,556 shares (the "Shares") of its common stock to the principal of Rolina Corporation who currently serves as the Company's Chief Executive Officer and Board Chairman, and had
      issued a Put Option for such Shares at a price of $2.41 per share in accordance with the provisions contained therein, with notice for exercise eligible to be given at any time after February 1, 2000, and before 5:00
      p.m. on the 90th day thereafter. This liability was converted into a
      Company obligation for $274,890 maturing March 31, 2002 and a demand loan for $100,000 both carrying interest at the rate of 7% per year, subsequently increased to 10%, payable monthly. The demand portion of this note was repaid in April 2002 and the due date for $274,890 of the remaining balance was extended to July 1, 2003. Subsequently, the maturity of the unpaid balance was changed to a portion of $174,890 payable on demand, and a portion of $100,000 due and payable on January 2, 2005.
      During the first quarter of 2004, $175,000 was repaid and the maturity of the unpaid balance was changed to "due upon demand". The obligation includes an option to the holder for conversion of the outstanding principal into Units consisting of one share of the Company's common stock and one warrant, exercisable at $0.08/share, whereby such Units are priced at the rate extended to outside investors prevailing at the time the conversion option is exercised. The conversion feature has been accounted
      for as a derivative liability of $122,240.                                    $       99,890

      Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to
      discount the note is 8% per annum. This obligation is in default.                     33,529
                                                                                    --------------
             Total                                                                         133,419
                  Less current maturities                                                  133,419
                                                                                    --------------
                  Long-term debt, net of current maturities                         $           --
                                                                                    ==============

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

11. CAPITALIZED LEASE OBLIGATIONS

      The Company leases office equipment under a non-cancelable capital lease agreement expiring in 2006. The capital lease obligation has been recorded at the present value of future minimum lease payments, discounted at an interest rate of 6.00%. The capitalized cost of equipment at March 31, 2006 amounted to $257 net of accumulated depreciation of $8,252.

12. DEFERRED COMPENSATION

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

      Under the lease agreement, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:


                Year Ending December 31,
                ------------------------
                         2006                                         $ 90,000
                         2007                                           30,000
                                                                      --------
                                         Total minimum payments       $120,000
                                                                      ========

      Consulting Agreements

      During the first quarter in 2006 the Company entered into consulting agreements with seven outside consultants for sales, marketing and general business advisory services. Such consulting agreements provided for compensation packages which besides certain cash remuneration include in the aggregate, subject to such agreements being in effect at future dates, the issuance of up to 1,200,000 restricted common shares, warrants for the purchase of up to 2,500,000 shares exercisable at prices between $0.10 and $0.15 per share, and options for the acquisition of up to 1,500,000 shares exercisable at $0.08 per share. Certain of these agreements call for contingent payments of earned commissions in cash and restricted stock or with common stock options exercisable at the higher of $0.10 per share or 90% of the 20 day trailing market price of the Company's stock prior to the date earned.

      The Company also entered into an agreement with a sales executive which provided for the issuance of 400,000 restricted shares and, conditionally, sales commissions payable in the form of common shares valued at the higher of $0.10 per share or 90% of the prevailing market price of the Company's stock.

      Employment Agreements

      The Company has entered into employment agreements with certain key personnel which provide for a base salary, yearly bonuses in common stock and/or options of the Company and other benefits. Termination of the agreements may be made by either party with advance notice.

14. RELATED PARTY TRANSACTIONS

      In September 2005 our officers and directors surrendered for cancellation 4,507,709 stock options, 2,283,916 common stock purchase warrants and 11,247,607 common shares in order to provide sufficient authorized common shares to accommodate the Company's current private placement. We replaced the surrendered and cancelled common shares with shares of our Series E preferred stock which are automatically convertible after six months into 11,247,607 common shares, the amount of common shares equal to those surrendered. Stock certificates for such common shares were issued in April 2006. We also intend to reissue the 4,507,709 stock options and 2,283,916 warrants also surrendered for cancellation by our officers and directors with an equal amount of common shares underlying these securities. The recipients of the Series E preferred stock have waived their right to receive any dividends on these shares. In February 2006, the board of directors approved a modification to the conversion option on debt outstanding and payable to an officer of the Company (see Note 10). During March 2006, a director of the Company extended a cash advance of $25,000 to the Company, repayable on demand.


15. SUBSEQUENT EVENTS

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

      On May 5, 2006, Registrant's board of directors unanimously appointed Edward Marney to the executive positions of President and Chief Executive Officer of the Registrant. Steven D. Rudnik, who previously held these positions, continues to serve as chairman of the board of directors and to devote his full time and efforts to the Company pursuant to his employment agreement.

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

Gross profits amounted to negative $25,290 for the quarter including a fixed charge for amortization of certain proprietary software assets. Such software assets underlie the Company's products and are being amortized on a straight line over 10 years, resulting in a level charge of approximately $12,000 per month to cost-of-goods-sold. Our expense and cost structure was essentially unchanged from prior periods, except that we faced higher compensation costs in the marketing and general business consultancy sectors, reflected primarily in the "stock-based compensation" amount. Management is trying to conserve cash by favoring securities-based compensation arrangements where possible. Restricted stock is priced at market and options and warrants grants are valued using the Black-Scholes valuation model. After deducting selling- and general and administrative expenses, stock-based compensation and R&D expenses totaling $694,439 the Company realized a loss from operations of $719,729 for the three months period ended March 31, 2006, compared to an operating loss of $615,685 in the first quarter in 2005. The increase in operating expenses from last year to the current period reflects primarily an increase in staffing and other compensation costs. Non-operating income and expenses consisted of $107,977 interest expense (which included $102,762 from the recognition of a derivative liability for the embedded conversion option on a debt instrument) and $19,478 for changes in the value of derivative liability. The period result was a net loss of $848,184 for the quarter, compared to a loss of $601,958 for the same period in 2005.

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

At March 31, 2006, the deficit in working capital amounted to $1,457,316 as compared to $1,016,230 at December 31, 2005. Stockholders' equity showed an impairment of $1,142,404 at the end of the quarter. The negative cash flow from operations for the three months ended March 31, 2006 totaled approximately $512,588 and was substantially financed by new equity which was obtained through private placements, as well as limited borrowings. The new equity placements were consummated by issuance of common stock and stock purchase warrants to accredited private investors in the United States and overseas. Details of such transactions can be found in the "Changes and Issuance of Securities" section of this report. The Company plans to file a new registration statement on Form SB-2 and amendments to certain previously filed registration statements on Form SB-2, all of which covered common shares directly issued, as well as common shares underlying previously issued convertible preferred stock and warrants, in connection with these and prior financing transactions. These filings are made on behalf of certain investors in the Company's equities and proceeds of any sales of such registered securities will accrue entirely to such investors.

At the time of this submission, the Company had no bank debt. At March 31, 2006 its short-term liabilities, aside from trade payables and accruals, consisted of certain notes and loans aggregating approximately $288,000 of which approximately $100,000 was owed to the chairman and chief executive officer of the Company in form of a demand note and $25,000 in the form of a cash advance payable on demand (see "Related Party Transactions"). Current liabilities include $629,879 unpaid dividends on outstanding preferred stock. We expect that the majority of such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company's ability to continue operating and growing its business.

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



Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      a) Issuance of unregistered securities

      During the quarter ended March 31, 2006, the Company issued the following unregistered securities:

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

      (ii) 1,600,000 shares of common stock to five outside consultants for services rendered.

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

            (31.1) - Certification of Edward Marney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            (31.2) - Certification of Joerg H. Klaube, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            (32.1) - Certification of Edward Marney, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

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



                                          MAGNITUDE INFORMATION SYSTEMS, INC.




Date:   May 17, 2006                      By:    /s/  Edward Marney
                                                 -----------------------
                                                 Edward Marney
                                                 Chief Executive Officer