Form 10QSB
period 2006-06-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2006-08-21
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                         For Quarter Ended June 30, 2006

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from         to
                                               -------    --------

                         Commission file number 33-20432

                       MAGNITUDE INFORMATION SYSTEMS, INC.
                       -----------------------------------
             (Exact Name of Registrant as Specified in its Charter)

            Delaware                                      75-2228828
 ------------------------------------------------------------------------
 (State or other Jurisdiction of                        (IRS Employer
  Incorporation or Organization)                      Identification No.)

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

The  number  of  shares  of  Registrant's  Common  Stock,   $0.0001  par  value,
outstanding as of June 30, 2006, was 175,862,612 shares.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

                                      INDEX


                                                                           Page
                                                                          Number

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - June 30, 2006                                                     3

         Consolidated Statements of Operations
          - Three and six months ended June 30, 2006 and 2005                 4

         Consolidated Statements of Cash Flows
          - Six months ended June 30, 2006 and 2005                           5

         Notes to Consolidated Financial Statements                      6 - 12


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      13 - 14

Item 3   Controls and Procedures                                             15


PART II  -  OTHER INFORMATION                                           16 - 17


SIGNATURES                                                                   18

                      PART I - ITEM 1 FINANCIAL STATEMENTS

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                            June 30, 2006 (Unaudited)


Assets
  Current Assets
  Cash                                                                        $      7,118
  Accounts receivable, net of allowance for
    doubtful accounts of $0                                                          5,958
  Prepaid expenses                                                                  24,644
                                                                              ------------
    Total Current Assets                                                            37,720
  Property and equipment, net of accumulated
   depreciation of $156,067                                                         11,551
  Software, net of accumulated amortization
    of $1,259,566                                                                  247,724
  Deposits                                                                          23,996
  Covenant not to compete, net of accumulated
   amortization of $6,250                                                           53,750
                                                                              ------------
   Total Assets                                                                    374,741
                                                                              ============
Liabilities and Stockholders' Equity (Impairment)

  Current Liabilities
  Accounts payable and accrued expenses                                            420,695
  Deferred revenue                                                                  15,823
  Prepayments                                                                      100,000
  Obligations to be settled in stock                                                48,000
  Derivative conversion feature                                                     96,559
  Dividends payable                                                                296,864
  Loans and notes payable                                                          398,000
  Current maturities of long-term debt                                             133,419
  Current maturities of capitalized lease obligations                                  256
                                                                              ------------
      Total Current Liabilities                                                  1,509,616
 Capitalized lease obligations, less current portion                                    --
                                                                              ------------
   Total Liabilities                                                             1,509,616

Stockholders' Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
2,500 shares have been designated Cumulative Preferred Stock,
of which 1 share is issued and outstanding                                               0
300,000 shares have been designated Series A Convertible Preferred Stock,
350,000 shares have been designated Series B Convertible Preferred Stock,
120,000 shares have been designated Series C Convertible Preferred Stock,
500,000 shares have been designated Series D Convertible Preferred Stock,
500,000 shares have been designated Series E Convertible Preferred Stock,
of which a combined total 109,858 shares are issued and outstanding                    110
Common Stock, $0.0001 par value, 300,000,000 shares authorized;
issued and outstanding 175,862,612 shares                                           17,586
Additional paid-in capital
                                                                                32,510,500
Accumulated (deficit)                                                          (33,663,071)
                                                                              ------------
   Total Stockholders' Equity (Impairment)                                      (1,134,875)

   Total Liabilities and Equity (Impairment)                                  $    374,741
                                                                              ============


The accompanying notes are an integral part of the consolidated financial statements.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                    Three Months Ended                 Six Months Ended
                                                          June 30,                         June 30,
                                                   2006             2005             2006             2005
                                               -------------    -------------    -------------    -------------

Total Revenues                                 $      21,079    $      45,569    $      32,154    $      64,833

  Cost of Goods Sold                                  36,384           36,375           72,749           72,742
                                               -------------    -------------    -------------    -------------


Gross Profit (Loss)                                  (15,305)           9,194          (40,595)          (7,909)
  Selling expenses                                   170,351          116,399          310,472          212,618
  Stock-based compensation (see below)               409,065           57,852          521,557          123,975
  Research and development cost                       34,967           12,118           70,529           14,618
  General and administrative expenses                462,587          405,073          868,851          838,813
                                               -------------    -------------    -------------    -------------

Loss from Operations                              (1,092,275)        (582,248)      (1,812,004)      (1,197,933)

Other Income (Expense)
  Miscellaneous income                                    --               --               --           17,537
  Misc. non-operating expenses                        (5,000)              --           (5,000)              --
  Change in fair value -derivative liability          25,681               --            6,203               --
  Interest income                                         20                4               20                6
  Interest expense                                   (41,427)          (4,392)        (149,404)          (7,574)
                                               -------------    -------------    -------------    -------------

     Total Other Income (Expense)                    (20,726)          (4,392)        (148,181)          (9,969)
                                               -------------    -------------    -------------    -------------

Loss before Provision for Income Taxes            (1,113,001)        (586,636)      (1,960,185)      (1,187,964)

     Provision for income taxes                           --               --           (1,000)            (630)
                                               -------------    -------------    -------------    -------------

Net Loss                                       $  (1,113,001)   $    (586,636)   $  (1,961,185)   $  (1,188,594)
                                               =============    =============    =============    =============

Dividends on Preferred Stock                        (486,884)         (28,380)        (515,264)         (56,759)
                                               -------------    -------------    -------------    -------------

Net Loss applicable to Common Shareholders     $  (1,599,885)   $    (615,016)   $  (2,476,449)   $  (1,245,353)
                                               =============    =============    =============    =============
Net Loss per Common Share                      $      (0.010)   $      (0.004)   $      (0.016)   $      (0.009)
                                               =============    =============    =============    =============
Weighted Average Number of
  Common Shares Outstanding                      167,740,390      139,104,279      155,227,698      135,880,945
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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                            Six Months Ended
                                                                June 30,
                                                           2006           2005
                                                      -----------    -----------
Cash Flows from Operating Activities
  Net Loss                                            $(1,961,185)   $(1,188,594)
  Adjustments to Reconcile Net Loss
  to Net Cash Used by Operations
    Depreciation and amortization                          81,705         77,894
    Change in fair value - derivative liabilities          (6,203)            --
    Accretion of beneficial conversion feature              8,000             --
    Securities issued for various expenses                521,557        288,738
    Recognition of expense - deferred compensation             --         71,690
    Recognition of expense - derivative liabilities       102,762             --
Decreases (Increases) in Assets
    Accounts receivable .                                  16,339        (16,544)
    Miscellaneous receivables                                  --          8,918
    Inventories                                                --             --
    Prepaid expenses                                       (1,858)        (7,379)
    Obligations to be settled in stock                     24,000             --
Increases (Decreases) in Liabilities
    Deferred revenues                                      (9,716)       (15,249)
    Prepayments                                           100,000             --
    Accounts payable and accrued expenses                  41,399       (126,263)
                                                      -----------    -----------
Net Cash Used by Operating Activities                  (1,083,202)      (906,789)

Cash Flows from Investing Activities
    Purchases of equipment and fixtures                    (6,876)        (2,160)
                                                      -----------    -----------
Net Cash Used by Investing Activities                      (6,876)        (2,160)

Cash Flows from Financing Activities
    Proceeds from loans and notes payable                 378,250         29,500
    Repayment of loans and notes                          (48,250)            --
    Prepayments on stock subscriptions                     24,000             --
    Payment of dividends                                       --         (1,020)
    Issuance of common and preferred stock                624,500        870,000
                                                      -----------    -----------
Net Cash Provided by Financing Activities                 978,500        898,480

Net Decrease in Cash                                     (111,578)       (10,469)
Cash at Beginning of Period                               118,696         44,144
                                                      -----------    -----------
Cash at End of Period                                 $     7,118    $    33,675
                                                      ===========    ===========



SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
The Company issued 10,250,000 shares of common stock to the holder of 100,000 shares of Series C convertible preferred stock pursuant to a settlement agreement whereby in exchange against the above common shares, the 100,000 preferred shares were cancelled and $350,895 accrued unpaid dividends forfeited.

         The accompanying notes are an integral part of the consolidated financial statements.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

     Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005 and the quarterly report on Form 10-QSB/A for the quarter ended March 31, 2006..
          .
         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of June 30, 2006, the results of operations for the three and six months ended June 30, 2006 and 2005, and the cash flows for the six months ended June 30, 2006 and 2005, have been included.

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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

4. PREPAID EXPENSES

     Prepaid Expenses at the end of the quarter included $14,399 prepaid insurance costs, with the remainder representing miscellaneous prepaid expenses.

5. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following at June 30, 2006:

              Equipment                                        $        95,388
              Furniture and fixtures                                    72,230
                                                               ---------------
                                                                       167,618
              Less accumulated depreciation                            156,067
                                                                 -------------
                                        Total                  $        11,551
                                                               ===============

Depreciation expense charged to operations was $2,685 and $5,125 in the first six months of 2006 and 2005, respectively.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at June 30, 2006:

              Accounts payable                                 $       279,001

              Accrued interest                                          63,646

              Accrued salaries                                          15,365

              Accrued commissions                                       22,183

              Accrued professional fees                                 38,500

              Miscellaneous accruals                                     2,000
                                                               ---------------
                                    Total                      $       420,695
                                                               ===============

     Accrued commissions are due to a consultant who is retained in the capacity of Senior Vice President of Business Development. In accordance with the terms of the consulting agreement, one half of such commissions are payable in cash and the other half in form of restricted shares of the Company's common stock, valued at the market price of the Company's common stock on the date payment of such commissions are made. At June 30, 2006, the price of the stock was $0.06 which would, had payment of the commission been made that day, require issuance of 369,717 shares.


7. DEFERRED REVENUES

     Deferred revenues at June 30, 2006 consist of prepaid software maintenance and support charges which are amortized ratably over the remaining duration of the underlying maintenance agreements.

8. LOANS PAYABLE

     The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at June 30, 2006:

     On December 4, 1996,  Magnitude,  Inc. repurchased
     500,000  shares of its  common  stock and  retired
     same  against   issuance  of  a  promissory   note
     maturing   twelve   months   thereafter   accruing
     interest at 5% per annum and due December 4, 1998.
     This  note is  overdue  at June  30,  2006  and no
     demand for payment has been made.                         $        75,000

     During May 2006 a non-affiliated lender extended a
     short-term  loan  bearing  interest at the rate of
     10% per year.                                                      25,000

     During  March  2006  a  director  of  the  Company
     provided for a cash advance, repayable on demand.                  25,000
                                                               ---------------
                                                               $       125,000
             Total                                             ===============

     MAGNITUDE INFORMATION SYSTEMS, INC. SUBSIDIARY
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     JUNE 30, 2006
                   9. NOTES PAYABLE


     At December 31, 1999 the Company had $1,475,000 of
     notes  outstanding  related to a June 1995 private
     placement  offering.  During  2000 the  holders of
     $1,450,000 worth of notes agreed to accept partial
     repayment  of   approximately   30%  of  the  note
     balances and converted the remaining balances into
     common shares or convertible preferred shares. The
     total amount of non-converted notes outstanding at
     June 30, 2006 is  $25,000.  Attempts to locate the
     holder of this  note,  to settle  this  liability,
     have been unsuccessful.                                   $       25,000

     On May 12, 2006 a  shareholder  loaned the Company
     $40,000  pursuant  to which the  Company  issued a
     promissory note bearing interest at the rate of 5%
     per year,  maturing  August 15, 2006.  The note is
     convertible  at the  holder's  option  into  Units
     comprised each of one common share and one warrant
     for the  purchase  of one  share,  exercisable  at
     $0.08  /share,  at a  conversion  price  of  $0.06
     /unit.                                                             40,000

     Discount   on   $40,000   note   from   beneficial
     conversion value                                                  (32,000)

     In June 2005 two  shareholders  loaned the Company
     $240,000  pursuant  to which  the  Company  issued
     promissory  notes bearing  interest at the rate of
     8% per year.  The notes are  repayable  on demand.                240,000
                                                               ---------------
                                                               $       273,000
             Total                                             ===============


10. LONG-TERM DEBT

     Long-term debt as of June 30, 2006 is comprised of the following:

     Pursuant to the  February 2, 1998,  Agreement  and
     Plan  of  Merger  with  Rolina  Corporation,   the
     Company had issued  155,556  shares (the "Shares")
     of its  common  stock to the  principal  of Rolina
     Corporation who currently  serves as the Company's
     Chief Executive  Officer and Board  Chairman,  and
     had issued a Put Option for such Shares at a price
     of  $2.41  per  share  in   accordance   with  the
     provisions  contained  therein,  with  notice  for
     exercise  eligible  to be given at any time  after
     February 1, 2000, and before 5:00 p.m. on the 90th
     day thereafter.  This liability was converted into
     a Company  obligation for $274,890  maturing March
     31,  2002 and a  demand  loan  for  $100,000  both
     carrying  interest  at the  rate  of 7% per  year,
     subsequently  increased to 10%,  payable  monthly.
     The  demand  portion  of this  note was  repaid in
     April  2002 and the due date for  $274,890  of the
     remaining  balance  was  extended to July 1, 2003.
     Subsequently,  the maturity of the unpaid  balance
     was  changed to a portion of  $174,890  payable on
     demand,  and a portion of $100,000 due and payable
     on January 2,  2005.  During the first  quarter of
     2004,  $175,000 was repaid and the maturity of the
     unpaid  balance was changed to "due upon  demand".
     The  obligation  includes  an option to the holder
     for conversion of the  outstanding  principal into
     Units  consisting  of one  share of the  Company's
     common  stock  and  one  warrant,  exercisable  at
     $0.08/share,  whereby such Units are priced at the
     rate extended to outside  investors  prevailing at
     the time the conversion  option is exercised.  The
     conversion  feature  has been  accounted  for as a
     derivative liability.                                     $        99,890

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

LONG-TERM DEBT continued


     Discounted present value of a non-interest bearing
     $70,000  settlement  with  a  former  investor  of
     Magnitude,  Inc.  to be paid in 24  equal  monthly
     payments  commencing  July 1,  1997.  The  imputed
     interest  rate used to discount the note is 8% per
     annum. This obligation is in default.                              33,529
                                                               ---------------
                                                                       133,419
             Total
                 Less current maturities                               133,419
                                                               ---------------
                 Long-term debt, net of current maturities     $            --
                                                               ===============



11. PREPAYMENTS RECEIVED

     On April 13, 2006 the Company received a deposit of $100,000 from a client who also is an investor in the Company. These funds were paid pursuant to a contract for the purchase of a customized version of the Company's software products. At June 30, 2006 the contract had not been filled and the prepayment is booked as a current liability.


12. CAPITALIZED LEASE OBLIGATIONS

     The Company leases office equipment under a non-cancelable capital lease agreement expiring in 2006. The capital lease obligation has been recorded at the present value of future minimum lease payments, discounted at an interest rate of 6.00%. The capitalized cost of equipment at June 30, 2006 amounted to $257 net of accumulated depreciation of $8,252.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


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

     Under the lease agreement, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:


         Year Ending December 31,

                  2006                                         $        90,000
                  2007                                                  30,000
                                                               ---------------
                                   Total minimum payments      $       120,000
                                                               ===============
     Consulting Agreements

     During the second quarter in 2006 the Company's board of directors ratified a two-year consulting agreement with an outside director to provide specialized business advisory services and to work directly for the chief executive officer in connection with certain sales and marketing projects. The agreement provides for a compensation package which includes the issuance of (a) 200,000 restricted common shares and an option to purchase 500,000 shares at the price of $0.15/share at the beginning of the consultancy and again after twelve month, and (b) 150,000 restricted shares per month during the term.


     Employment Agreements

     The Company has entered into employment agreements with certain key personnel which provide for a base salary, yearly bonuses in common stock and/or options of the Company and other benefits. Termination of the agreements may be made by either party with advance notice.

14. RELATED PARTY TRANSACTIONS

     In September 2005 our officers and directors surrendered for cancellation 4,507,709 stock options, 2,283,916 common stock purchase warrants and 11,247,607 common shares in order to provide sufficient authorized common shares to accommodate the Company's current private placement. We replaced the surrendered and cancelled common shares with shares of our Series E preferred stock which were automatically convertible after six months into 11,247,607 common shares, which conversion occurred during the quarter ended June 30, 2006. We also intend to reissue the 4,507,709 stock options and 2,283,916 warrants also surrendered for cancellation by our officers and directors with an equal amount of common shares underlying these securities. The recipients of the Series E preferred stock had waived their right to receive any dividends on these shares.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006


     RELATED PARTY TRANSACTIONS continued

     In February 2006, the board of directors approved a modification to the conversion option on debt outstanding and payable to an officer of the Company (see Note 10).

     During March 2006, a director of the Company extended a cash advance of $25,000 to the Company, repayable on demand.

     During May 2006 the Company's board of directors ratified a consulting agreement with an outside director to provide specialized business advisory services. (see Note 13 above)


15. REDEMPTION OF PREFERRED STOCK

     The Company issued 10,250,000 shares of common stock to the holder of 100,000 shares of Series C convertible preferred stock pursuant to a settlement agreement whereby in exchange against the above common shares, the 100,000 preferred shares will be cancelled and $350,895 accrued unpaid dividends forfeited. Since the fair value of shares issued to the holder in settlement of the dividend obligation and redemption of the preferred stock held exceeded the carrying value of the preferred stock, the Company recorded the excess as a reduction in income available to common shareholders, shown in the Statement of Operations as preferred dividends of $469,005.

     The agreement furthermore stipulated that $60,000 would be paid in cash over the course of twelve months for covenants in the agreement by the former holder, including a covenant not to compete for a period of two years. This amount has been recorded as an intangible asset, amortizable over the term of the agreement.


16. SUBSEQUENT EVENTS


     On August 8, 2006 Steven D. Rudnik resigned from the position of Chairman of the Board of Directors of the Company. A settlement agreement stipulated among others that (a) his current employment agreement be terminated, (b) he resigns the position of chairman, (c) he receive 6 million restricted common shares and cash payments totaling $60,000.00 to be paid in equal installments through November 1, 2006. In his place, Steven Gray was appointed Chairman of the Board, and Edward Marney was named a director of the Company.

     On August 17, 2006 Edward Marney vacated the position of President, however, continues to serve as Chief Executive Officer. Matthew Scott assumed the office of President of the Company.

     ITEM 2.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

During the second quarter, Magnitude began an evaluation of its ErgoEnterprise(R) product line with a focus on evolving customer needs. This evaluation confirmed the value of Magnitude's award winning technology and assisted the company in understanding that a more robust "Complete Office Ergonomics Solution" would best meet future market demand. As a result, the company began development of a new product line that incorporates many of ErgoEnterprise's features, in a web-enabled environment. Market research efforts continue and will drive all future product development. Additionally, the company began an evaluation of synergistic technologies to expand and expedite the companies' strategic initiatives.

Revenues for the quarter totaled $21,079, compared to the $45,569 achieved in the second quarter of 2005. The six months figures were $32,154 and $64,833 for 2006 and 2005, respectively.

Gross profits for the quarter amounted to negative $15,305, including a fixed charge for amortization of certain proprietary software assets. Such software assets underlie the Company's products and are being amortized on a straight line over 10 years, resulting in a level charge of approximately $12,000 per month to cost-of-goods-sold. After deducting selling- and general and administrative expenses, stock-based compensation and R&D expenses of $1,076,970 which significantly exceeded the $591,442 recorded in 2005, the Company realized a loss from operations of $1,092,275, compared to an operating loss of $582,248 in the second quarter in 2005. The increase in expenses was primarily due to stock-based compensation and other non-cash expenditures paid for in form of stock and/or warrants. Non-operating income and expenses included $41,407 net interest expense and a credit of $25,681 for the change in value of a derivative liability. The period result was a net loss of $1,113,001 compared to a loss of $586,636 for the same period in 2005.

After accounting for dividend accruals on outstanding preferred stock which totaled $17,879 and a charge of $469,005 representing net effect of the settlement agreement described in Part II Item 2 (iv), the net loss for the quarter applicable to common shareholders was $1,599,885 or $0.010 per share, compared to a loss of $615,016 or $0.004 per share for the same quarter in the previous year, and $2,476,449 or $0.016 per share and $1,245,353 or $0.009 per share for the six months ended June 30, 2006 and 2005, respectively.

LIQUIDITY AND CAPITAL RESOURCES

In the absence of cash flow from operations, required working capital to finance ongoing operations was supplied almost entirely from new equity capital and issuance of short-term debt.

At June 30, 2005, the deficit in working capital amounted to $1,547,336 as compared to $1,335,076 at March 31, 2005. Stockholders' equity showed an impairment of $1,134,875 at the end of the quarter, compared to an impairment of $1,335,076 at March 31, 2006. The negative cash flow from operations for the six months ended June 30, 2006 totaled approximately $1,083,000 and was substantially financed by new debt and equity which was obtained through private placements. The new equity placements were consummated by issuance of common stock and warrants to accredited private investors in the United States. Details of such transactions can be found in the "Changes and Issuance of Securities" section of this report and the report on Form 10-QSB for the first quarter in 2006.

At the time of this submission, the Company had no bank debt. At June 30, 2006 its short-term liabilities, aside from trade payables and accruals, consisted of certain notes and loans, details of which can be found in the Notes to Financial Statements in this report. Current liabilities include $296,864 unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company's ability to continue operating and growing its business.

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



Item 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     a) Issuance of unregistered securities

         During the quarter ended June 30, 2006, the Company issued the following unregistered securities:

         (i) 5,833,333 shares of common stock, accompanied by warrants for the purchase of 5,833,333 common shares, exercisable during three years at the price of $0.08 per share, to four accredited investors pursuant to private placement subscriptions, issued in reliance upon exemptions provided under Section 4(2) of the Securities Act, altogether resulting in the receipt by the Company of $350,000 in cash, $50,000 of which were received already during the first quarter.

         (ii) 500,000 shares of common stock and warrants for the purchase of 2,500,000 shares, exercisable at $0.08 per share to a consultant, and 1,100,000 shares of common stock and options to acquire 500,000 shares at the price of $0.15 per share to an outside director (see section "Related Party Transactions"), for services rendered.

         (iii) 11,247,607 shares of common stock to five directors and officers pursuant to the conversion of 112,476 shares of Series E convertible preferred stock..

         (iv) 10,500,000 shares of common stock to the holder of 100,000 shares of Series C convertible preferred stock pursuant to an agreement whereby in exchange against the above common shares, the 100,000 preferred shares will be cancelled and $350,895 accrued unpaid dividends forfeited. The agreement furthermore stipulated that $60,000 would be paid in cash over the course of twelve months.


(b)               Not applicable

(c)               None


Item 3   DEFAULTS UPON SENIOR SECURITIES

     The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A and D Senior Convertible Preferred Stock. Such arrears total approximately $300,000. These dividends have been accrued, however, the Company's management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

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

                  (31.1) - Certification of Edward Marney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  (31.2) - Certification of Joerg H. Klaube, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                  (32.1) - Certification of Edward Marney, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

                  (32.2) - Certification of Joerg H. Klaube, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

         (b)      Reports on Form 8-K:

                  On April 5, 2006 the Company filed a report on Form 8-K informing about the voting results from a shareholder meeting held on March 31, 2006.

                  On April 8, 2006 the Company filed a report on Form 8-K informing about a settlement agreement concluded with a shareholder and former officer pursuant to which certain convertible preferred shares and dividends accrued thereon where cancelled against issuance of common shares and a stream of cash payments.

                  On May 8, 2006 the Company filed a report on Form 8-K informing about the resignation of Steven D. Rudnik from the offices of President and Chief Executive Officer, and the appointment of Edward Marney to these executive positions.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MAGNITUDE INFORMATION SYSTEMS, INC.




Date:   August 18, 2006                 By: /s/  Edward Marney
                                            ----------------------
                                            Edward Marney
                                            Chief Executive Officer