Form 10QSB
period 2006-09-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2006-11-20
CIK 838796

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                      For Quarter Ended September 30, 2006

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

The number of shares of Registrant's Common Stock, $0.0001 par value, outstanding as of October 31, 2006, was 192,341,763 shares.

              MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES



                                      INDEX


                                                                          Page
                                                                         Number

PART  1  -  FINANCIAL INFORMATION

Item 1   Financial Statements (unaudited)

         Consolidated Balance Sheet
          - September 30, 2006                                           3

         Consolidated Statements of Operations
          - Three and nine months ended September 30, 2006 and 2005      4

         Consolidated Statements of Cash Flows
          - Nine months ended September 30, 2006 and 2005                5

         Notes to Consolidated Financial Statements                      6 - 12


Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      13 - 14

Item 3   Controls and Procedures                                        15


PART II  -  OTHER INFORMATION                                           16 - 17


SIGNATURES                                                              18

                      PART I - Item 1 Financial Statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                         September 30, 2006 (Unaudited)

Assets
  Current Assets
  Cash                                                                             $    314,247
  Accounts receivable, net of allowance for
    doubtful accounts of $0                                                               2,031
  Prepaid expenses                                                                      227,304
                                                                                   ------------
    Total Current Assets                                                                543,582
  Property and equipment, net of accumulated
  depreciation of $105,992                                                               10,187
  Software, net of accumulated amortization of $1,295,951                               211,340
  Deposits                                                                                  596
  Covenant not to compete, net of accumulated
  amortization of $13,750                                                                46,250
                                                                                   ------------
    Total Assets                                                                        811,955
                                                                                   ============
Liabilities and Stockholders' Equity (Impairment)

  Current Liabilities
  Accounts payable and accrued expenses                                                 524,968
  Deferred revenue                                                                      108,758
  Obligations to be settled in stock                                                    568,000
  Derivative liabilities                                                                860,668
  Dividends payable                                                                     309,493
  Loans and notes payable                                                               467,450
  Current maturities of long-term debt                                                  133,419
  Current maturities of capitalized lease obligations                                       256
                                                                                   ------------
     Total Current Liabilities                                                        2,973,012
  Capitalized lease obligations, less current portion                                        --
                                                                                   ------------
     Total Liabilities                                                                2,973,012

Stockholders' Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
  2,500 shares have been designated Cumulative Preferred Stock,
  of which 1 share is issued and outstanding                                                  0
  300,000 shares have been designated Series A Convertible Preferred Stock,
  350,000 shares have been designated Series B Convertible Preferred Stock,
  120,000 shares have been designated Series C Convertible Preferred Stock,
  500,000 shares have been designated Series D Convertible Preferred Stock,
  500,000 shares have been designated Series E Convertible Preferred Stock,
  of which a combined total 109,858 shares are issued and outstanding                       110
  Common Stock, $0.0001 par value, 300,000,000 shares authorized;
  issued and outstanding 191,116,763 shares                                              19,112
  Additional paid-in capital                                                         32,735,699
  Accumulated (deficit)                                                             (34,915,978)
                                                                                   ------------
    Total Stockholders' Equity (Impairment)                                          (2,161,057)

    Total Liabilities and Equity (Impairment)                                      $    811,955
                                                                                   ============

The accompanying notes are an integral part of the consolidated financial statements.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                  Nine Months Ended
                                                         September 30,                      September 30,
                                                     2006             2005             2006              2005
                                                 -------------    -------------    -------------    -------------

Total Revenues                                   $       9,468    $      86,027    $      41,622    $     150,860

  Cost of Goods Sold                                    36,370           36,372          109,119          109,114
                                                 -------------    -------------    -------------    -------------


Gross Profit (Loss)                                    (26,902)          49,655          (67,497)          41,746
  Selling expenses                                      70,984           86,731          381,456          299,349
  Stock-based compensation (see below) .               956,948          188,392        1,478,505          312,367
  Research and development cost                         34,301               --          104,830           14,618
  General and administrative expenses                  178,756          282,444        1,047,607        1,121,257
                                                 -------------    -------------    -------------    -------------

Loss from Operations                                (1,267,891)        (507,912)      (3,079,895)      (1,705,845)

Other Income (Expense)
  Miscellaneous income                                      --            4,846               --           22,383
  Misc. non-operating expenses                            (356)              --           (5,356)              --
  Change in fair value -derivative liabilities          51,560               --           57,763               --
  Interest income                                           --               --               20                6
  Interest expense                                     (43,146)          (8,842)        (192,550)         (16,416)
                                                 -------------    -------------    -------------    -------------
         Total Other Income (Expense)                    8,058           (3,996)        (140,123)           5,973
                                                 -------------    -------------    -------------    -------------

Loss before Provision for Income Taxes              (1,259,833)        (511,908)      (3,220,018)      (1,699,872)

  Provision for income taxes                                --               --           (1,000)            (630)
                                                 -------------    -------------    -------------    -------------

Net Loss                                         $  (1,259,833)   $    (511,908)   $  (3,221,018)   $  (1,700,502)
                                                 =============    =============    =============    =============

Dividends on Preferred Stock                           (12,630)         (28,380)        (527,894)         (85,139)
                                                 -------------    -------------    -------------    -------------

Net Loss applicable to Common Shareholders       $  (1,272,463)   $    (540,288)   $  (3,748,912)   $  (1,785,641)
                                                 =============    =============    =============    =============
Net Loss per Common Share                        $      (0.007)   $      (0.004)   $      (0.023)   $      (0.013)
                                                 =============    =============    =============    =============
Weighted Average Number of
  Common Shares Outstanding                        178,947,329      140,771,743      163,134,242      137,511,211
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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended
                                                              September 30,
                                                           2006          2005
                                                       -----------    -----------
Cash Flows from Operating Activities
  Net Loss                                             $(3,221,018)   $(1,700,502)
  Adjustments to Reconcile Net Loss
  to Net Cash Used by Operations
     Depreciation and amortization                         127,158        116,269
     Change in fair value - derivative liabilities         (57,763)            --
     Accretion of beneficial conversion feature              8,000             --
     Loss on disposition of assets                             356             --
     Securities issued for various expenses              1,299,674        363,504
     Recognition of expense - deferred compensation        178,832         88,138
     Recognition of expense - derivative liabilities       102,762             --
Decreases (Increases) in Assets
     Accounts receivable                                    20,267        (68,031)
     Miscellaneous receivables                                  --         11,322
     Inventories                                                --             --
     Prepaid expenses                                     (204,518)        30,855
     Deposits                                               23,400             --
     Obligations to be settled in stock                    568,000             --
Increases (Decreases) in Liabilities
     Deferred revenues                                      83,219         (9,686)
     Accounts payable and accrued expenses                 150,670       (164,194)
                                                       -----------    -----------
Net Cash Used by Operating Activities                     (920,961)    (1,332,625)

Cash Flows from Investing Activities
     Purchases of equipment and fixtures                    (7,438)        (2,160)
                                                       -----------    -----------
Net Cash Used by Investing Activities                       (7,438)        (2,160)

Cash Flows from Financing Activities
     Proceeds from loans and notes payable                 480,700         54,500
     Repayment of loans and notes                          (81,250)       (54,500)
     Payment of dividends                                       --         (1,020)
     Issuance of common and preferred stock                724,500      1,328,000
                                                       -----------    -----------
Net Cash Provided by Financing Activities                1,123,950      1,326,980

Net Decrease in Cash                                       195,551         (7,805)
Cash at Beginning of Period                                118,696         44,144
                                                       -----------    -----------
Cash at End of Period                                  $   314,247    $    36,339
                                                       ===========    ===========


The accompanying notes are an integral part of the consolidated financial statements.

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

(a) The Company issued 10,250,000 shares of common stock to the holder of 100,000 shares of Series C convertible preferred stock pursuant to a settlement agreement whereby in exchange against the above common shares, the 100,000 preferred shares were cancelled and $350,895 accrued unpaid dividends forfeited.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
     (continued)


(b) Pursuant to the terms of certain private placement subscription agreements and in accordance with the provisions of EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock" the Company reclassified certain outstanding warrants and options as derivative liabilities, which are marked to fair value periodically pursuant EITF 00-19. We valued these options and warrants utilizing the Black-Scholes method of valuation as of the date of the Stock Purchase Agreements, resulting in a reclassification from stockholders' equity of $815,669. For the three and nine months ended September 30, 2006, we recognized $47,399 in accounting income based on the change in fair value of these liabilities during the periods.

(c) The Company issued 2,000,000 shares of common stock in lieu of $55,000 payable pursuant to a settlement agreement entered into with the holder of the 100,000 shares of Series C convertible preferred stock described in
      (a) above.

(d) The Company accrued $50,000 in finder's fees on a $500,000 capital raise transaction, which was offset against Additional Paid-in Capital.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
                                             9 Months ended September 30, 2006
     Interest paid .......................             $    15,354
     Taxes paid ..........................             $     1,000

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

   Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
      Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements.
      These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company's annual report on Form 10-KSB for the year ended December 31, 2005 and the quarterly reports on Form 10-QSB/A and 10-QSB, respectively, for the quarters ended March 31, 2006 and June 30, 2006.

      In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of September 30, 2006, the results of operations for the three and nine months ended September 30, 2006 and 2005, and the cash flows for the nine months ended September 30, 2006 and 2005, have been included.

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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

   Reclassification of certain securities under EITF 00-19

      Pursuant to Emerging Issues Task Force (EITF) Issue 00-19, if a company has more than one contract subject to this Issue, and partial reclassification is required, there may be different methods that could be used to determine which contracts, or portions of contracts, should be reclassified. The Company's method for reclassification of such contracts is reclassification of contracts with the latest maturity date first. During the quarter, the company reclassified securities with a fair value totaling $815,669. The changes in fair value for all contracts previously reclassified during the 2006 amounted in total to a credit of $47,399.

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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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

4. PREPAID EXPENSES

      Prepaid Expenses at the end of the quarter included $191,510 paid in the form of common stock and options to four outside consultants for services, which amounts represent the unearned portions of such payments-in-kind. The remainder represents prepaid insurance costs and miscellaneous other expenses.

5. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at September 30, 2006:
              Equipment                              $        43,949
              Furniture and fixtures                          72,230
                                                      ---------------
                                                             116,179
              Less accumulated depreciation                  105,992
                                                      ---------------
                                        Total        $        10,187
                                                      ==============

Depreciation expense charged to operations was $4,254 and $7,113 in the first nine months of 2006 and 2005, respectively. In preparation for the move of the Company's main offices to new and less expensive premises, an inventory of all equipment was made. Equipment with a net book value of $356 (original capitalized value totaling $52,000) was deemed technologically obsolete and was discarded.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at September 30, 2006:

              Accounts payable                       $       217,357

              Accrued interest                                68,343

              Accrued salaries                                35,585

              Accrued commissions                             22,183

              Accrued professional fees                      129,500

              Accrued finder's fees                           50,000

              Miscellaneous accruals                           2,000
                                                      ---------------

                                    Total            $       524,968
                                                      ===============

      Accrued commissions are due to a consultant who was retained in the capacity of Senior Vice President of Business Development. In accordance with the terms of the consulting agreement, one half of such commissions are payable in cash and the other half in form of restricted shares of the Company's common stock, valued at the market price of the Company's common stock on the date payment of such commissions are made. At September 30, 2006, the price of the stock was $0.04 which would, had payment of the commission been made that day, require issuance of 277,288 shares.

7. DEFERRED REVENUES

      Deferred revenues at September 30, 2006 consist of prepaid software maintenance and support charges which are amortized ratably over the remaining duration of the underlying maintenance agreements. On April 13, 2006 the Company received a deposit of $100,000 from a client who also is an investor in the Company. These funds were paid pursuant to a contract for the purchase of a customized version of the Company's software products. At September 30, 2006 the contract had not been filled and the revenue has been deferred.


8. LOANS PAYABLE

      The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at September 30, 2006:

      On December 4, 1996, Magnitude, Inc. repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue at September 30, 2006 and no demand for payment has been made.


      During  March  2006 a  director  of  the  Company   $         75,000
      provided for a cash advance, repayable on demand.             25,000
                                                           ---------------
                                                          $        100,000
            Total                                          ===============

                 MAGNITUDE INFORMATION SYSTEMS, INC. SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

9. NOTES PAYABLE

      At December  31, 1999 the Company had  $1,475,000
      of  notes  outstanding  related  to a  June  1995
      private  placement  offering.   During  2000  the
      holders of  $1,450,000  worth of notes  agreed to
      accept partial  repayment of approximately 30% of
      the note  balances and  converted  the  remaining
      balances  into  common   shares  or   convertible
      preferred    shares.    The   total   amount   of
      non-converted  notes outstanding at September 30,
      2006 is $25,000. Attempts to locate the holder of
      this note,  to settle this  liability,  have been
      unsuccessful.                                       $         25,000


      In June and July 2006 two shareholders loaned the
      Company  $240,000 and $102,450  pursuant to which
      the  Company  issued   promissory  notes  bearing
      interest  at the rate of 8% per  year.  The notes
      are repayable on demand.                                     342,450
                                                           ---------------
                                                          $        367,450
            Total                                          ===============


10. LONG-TERM DEBT

      Long-term debt as of September 30, 2006 is comprised of the following:

      Pursuant to the February 2, 1998,  Agreement  and
      Plan  of  Merger  with  Rolina  Corporation,  the
      Company had issued  155,556 shares (the "Shares")
      of its common  stock to the  principal  of Rolina
      Corporation who currently serves as the Company's
      Chief Executive  Officer and Board Chairman,  and
      had  issued a Put  Option  for such  Shares  at a
      price of $2.41 per share in  accordance  with the
      provisions  contained  therein,  with  notice for
      exercise  eligible  to be given at any time after
      February  1, 2000,  and before  5:00 p.m.  on the
      90th day thereafter. This liability was converted
      into a Company  obligation for $274,890  maturing
      March  31,  2002 and a demand  loan for  $100,000
      both  carrying  interest  at the  rate  of 7% per
      year,  subsequently  increased  to  10%,  payable
      monthly.  The  demand  portion  of this  note was
      repaid  in  April  2002  and  the  due  date  for
      $274,890 of the remaining balance was extended to
      July 1, 2003.  Subsequently,  the maturity of the
      unpaid  balance  was  changed  to  a  portion  of
      $174,890  payable  on  demand,  and a portion  of
      $100,000  due and  payable  on  January  2, 2005.
      During the first  quarter of 2004,  $175,000  was
      repaid and the maturity of the unpaid balance was
      changed to "due upon  demand".  On August 8, 2006
      the holder and the  Company  agreed to a one-year
      moratorium for repayment, and a provision whereby
      the  holder  has the  option,  after  the  twelve
      months have elapsed,  to convert the  outstanding
      principal into the Company's  securities at rates
      and terms  commensurate  with the best  rates and
      terms  offered to any other  investor  during the
      preceding twelve months.  The conversion  feature
      has been accounted for as a derivative liability.   $         99,890

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

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
                                                           ===============




11. CAPITALIZED LEASE OBLIGATIONS

      The Company leases office equipment under a non-cancelable capital lease agreement expiring in 2006. The capital lease obligation has been recorded at the present value of future minimum lease payments, discounted at an interest rate of 6.00%. The capitalized cost of equipment at September 30, 2006 amounted to $257 net of accumulated depreciation of $8,252.


12. OBLIGATIONS TO BE SETTLED IN STOCK

      The Company had received payments against stock subscriptions pursuant to private placements where the transactions had not yet been completed at September 30, 2006. The subscription agreements contain provisions that among others call for potential penalty shares to be issued if there were delays in the issuance of warrants, or delays in the registration of underlying shares (we refer to our related filing on Form 8-K). Based on these provisions, the Stock Purchase Agreements do not limit the number of additional common shares that could be subject to issuance as a result of such defaults and could theoretically result in an infinite number of additional common shares being subject to issuance for such defaults. These provisions require the Company to reclassify certain outstanding warrants and options as derivative liabilities, which are marked to fair value periodically pursuant to Emerging Issues Task Force guidance EITF 00-19 "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, A Company's Own Stock" ("EITF 00-19").

13. DERIVATIVE LIABILITIES

      We valued the options and warrants utilizing the Black-Scholes method of valuation as of the date of the Stock Purchase Agreements, resulting in a reclassification from stockholders' equity of $815,669. For the three and nine months ended September 30, 2006, we recognized $47,399 in accounting income based on the change in fair value of these liabilities during the periods. Also included in Derivative Liabilities is a derivative obligation for $92,398 related to the conversion feature and warrants underlying a convertible debt instrument due to a former officer (see Note
      10). We recognized $4,161 and $10,364 in accounting income based on the change in fair value of these liabilities during the three and nine months ended September 30, 2006, respectively.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


14. COMMITMENTS AND CONTINGENCIES

     Lease Agreement

     On March 15, 2000, the Company entered into a lease agreement for office space which is utilized for the Company's principal offices. Such lease commenced April 15, 2000 and expired on March 31, 2005. The Company had subsequently negotiated a lease renewal which extended the term of the lease to March 31, 2007 at a monthly rental of $10,000. The Company vacated the premises in October 2006 and is presently negotiating with the landlord for an early termination of the lease.

     Under the lease agreement, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:


            Year Ending December 31,

                     2006                                       $   30,000
                     2007                                           30,000
                                                                 ---------
                                       Total minimum payments   $   60,000
                                                                 =========

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

      In August 2006 the Company entered into a one-year agreement with a firm specializing in technology and IP transfers, for the purpose of discovering potential candidate firms or products that would enhance Magnitude's own software products and marketing stance. Under the agreement, the Company issued 2,254,151 restricted common shares valued at $112,708 which vest at the rate of 187,846 shares per month. The agreement may be cancelled by either party with 30 day's notice.


      Employment Agreements

      The Company has entered into employment agreements with certain key personnel which provide for a base salary, yearly bonuses in common stock and/or options of the Company and other benefits. Termination of the agreements may be made by either party with advance notice.

15. RELATED PARTY TRANSACTIONS

      In September 2005 our officers and directors surrendered for cancellation 4,507,709 stock options, 2,283,916 common stock purchase warrants and 11,247,607 common shares in order to provide sufficient authorized common shares to accommodate a private placement offering. We replaced the surrendered and cancelled common shares with shares of our Series E preferred stock which were automatically convertible after six months into 11,247,607 common shares, which conversion occurred during the quarter ended June 30, 2006. Pursuant to a settlement agreement with a former officer, we granted the re-issuance of 2,903,542 options and 1,583,333 warrants that were previously cancelled (see below). We also intend to reissue the remaining 1,604,167 stock options and 700,583 warrants also surrendered for cancellation by our officers and directors with an equal amount of common shares underlying these securities.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006


      RELATED PARTY TRANSACTIONS continued

      During March 2006, a director of the Company extended a cash advance of $25,000 to the Company, repayable on demand.

      During May 2006 the Company's board of directors ratified a consulting agreement with an outside director to provide specialized business advisory services. (see Note 13 above)

      On August 8, 2006 Steven D. Rudnik resigned from the position of Chairman of the Board of Directors of the Company. A settlement agreement stipulated among others that (a) his current employment agreement be terminated, (b) he resign the position of chairman, (c) he receive 6 million restricted common shares plus cash payments totaling $60,000.00 to be paid in installments through November 1, 2006, and (d) that options and warrants for an aggregate 4,486,875 share which were previously cancelled, be re-issued upon the earlier recurrence of a recapitalization of our securities that would provide sufficient common shares to accommodate them or two years from the date of the agreement. The options and warrants will have similar terms as the original instruments (exercisable at $0.10 and $0.15, respectively), but with expiration dates as of three years from the date of re-issuance. We recognized stock-based compensation of $520,522 for the common stock issued ($360,000 - at market value) and warrants and options granted ($160,522 - based on the Black-Scholes model) under the agreement. In his place, Steven Gray was appointed Chairman of the Board, and Edward Marney was named a director of the Company. On August 17, 2006 Edward Marney vacated the position of President, however, continues to serve as Chief Executive Officer. Matthew Scott assumed the office of President of the Company.


16. REDEMPTION OF PREFERRED STOCK

      During the second quarter of 2006, the Company issued 10,250,000 shares of common stock to the holder of 100,000 shares of Series C convertible preferred stock pursuant to a settlement agreement whereby in exchange against the above common shares, the 100,000 preferred shares will be cancelled and $350,895 accrued unpaid dividends forfeited. Since the fair value of shares issued to the holder in settlement of the dividend obligation and redemption of the preferred stock held exceeded the carrying value of the preferred stock, the Company recorded the excess as a reduction in income available to common shareholders, shown in the Statement of Operations as preferred dividends of $469,005.

      The agreement furthermore stipulated that $60,000 would be paid in cash over the course of twelve months for covenants in the agreement by the former holder, including a covenant not to compete for a period of two years. This amount has been recorded as an intangible asset, amortizable over the term of the agreement. In August 2006 the Company and the former shareholder agreed to settle the then outstanding amount of $55,000 plus additional settlement compensation of $65,000 by issuance of 2,000,000 restricted common shares.

17. CONTINGENCY

      On September 25, 2006, a former employee of the Company filed a complaint against the Company in the Superior Court, Morris County, State of New Jersey, stating claims based upon alleged breech of employment contract and seeking damages of approximately $150,000 for unpaid salary and wages among other claims. The Company intends to vigorously defend this lawsuit

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Company management is continuing the restructuring of Magnitude's operations and business goals. Management has implemented a multi-pronged plan that has sharply reduced cash outflow while exploring product acquisitions, mergers or partnership relations with potential suitable candidate enterprises.

In line with these efforts, the Company undertook staff reductions in some areas and relocated its principal office from Chester, New Jersey to Branchburg, New Jersey. For example, facility expense was reduced from $10,000 per month to $1,750 per month. These measures resulted in significant reductions of operating expenses.

Company management is in preliminary discussions with several potential strategic partners whose businesses and products would either compliment our current product offerings or present new product and business opportunities. Management is also exploring the licensing of its ergonomic software products and customer maintenance contracts to third parties.

Revenues for the quarter totaled $9,468, compared to the $86,027 achieved in the third quarter of 2005. The nine months figures were $41,622 and $150,860 for 2006 and 2005, respectively. Period revenues were entirely derived from software support services; no software license contracts were concluded.

Gross profits for the quarter amounted to negative $26,902, including a fixed charge for amortization of certain proprietary software assets. Such software assets underlie the Company's products and are being amortized on a straight line over 10 years, resulting in a level charge of approximately $12,000 per month to cost-of-goods-sold. After deducting selling- and general and administrative expenses, stock-based compensation and R&D expenses of $1,240,989 which significantly exceeded the $557,567 recorded in 2005 the Company realized a loss from operations of $1,267,891, compared to an operating loss of $507,912 in the third quarter in 2005. The increase in expenses was primarily due to stock-based compensation and other non-cash expenditures paid for in form of stock and/or warrants and included $520,522 and $60,000 to be paid in form of securities and cash, respectively, to the former chief executive officer (see
Note 15). Aside from the before-mentioned, the operating expenses for the quarter, however, compare favorably with the second quarter total of $1,076,970, reflecting significant savings realized as a consequence of lower staffing levels and expense reductions in other areas. Non-operating income and expenses included $43,146 net interest expense and a credit of $51,560 for the change in value of derivative liabilities. The period result was a net loss of $1,259,833 compared to a loss of $511,908 for the same period in 2005. The corresponding nine months result was a net loss of $3,221,018 compared to a loss of $1,700,502 for the nine months ended September 30, 2005.

After accounting for dividend accruals on outstanding preferred stock which totaled $12,630 the net loss for the quarter applicable to common shareholders was $1,272,463 or $0.007 per share, compared to a loss of $540,228 or $0.004 per share for the same quarter in the previous year, and $3,748,912 or $0.023 per share and $1,785,641 or $0.013 per share for the nine months ended September 30, 2006 and 2005, respectively.

Liquidity and Capital Resources

In the absence of cash flow from operations, required working capital to finance ongoing operations was supplied almost entirely from new equity capital and issuance of short-term debt.

At September 30, 2006, the deficit in working capital amounted to $2,429,430 as compared to $1,471,896 at June 30, 2006. Stockholders' equity showed an impairment of $2,161,057 at the end of the quarter, compared to an impairment of $1,134,875 at June 30, 2006. The negative cash flow from operations for the nine months ended September 30, 2006 totaled $920,961 and was substantially financed by new debt and equity which was obtained through private placements. The new equity placements were consummated by issuance of common stock and warrants to accredited private investors in the United States. Details of such transactions can be found in the "Changes and Issuance of Securities" section of this report and the reports on Form 10-QSB for the first and second quarters in 2006.

At the time of this submission, the Company had no bank debt. At September 30, 2006 its short-term liabilities, aside from trade payables and accruals, consisted of certain notes and loans, details of which can be found in the Notes to Financial Statements in this report. Current liabilities include $309,493 unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company's ability to continue operating and growing its business.

Current cash reserves and net cash flow from operations expected during the near future are inadequate when measured against present and anticipated future needs, and the Company's financial situation remains precarious. In addition, management does not expect to realize significant revenues from the sale or licensing of its proprietary software products in the near future. In order to remedy the current liquidity constraints and improve the market position for the Company, management is currently investigating the feasibility of entering into joint ventures with providers of complementary software products (see our comments above). Concurrent with these efforts, management has embarked on a program of severe cost containment in order to conserve as much liquidity as possible, and is seeking to obtain additional working capital in form of debt or equity. There can be no assurance, however, that these undertakings will lead to the desired outcome.

Item 3.    CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures.

      As of the end of the period covered by this Form 10-QSB for the quarter ended September 30, 2006, an evaluation was undertaken by the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13(a)-14(c), and; based upon that evaluation, Company management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by the subject Form 10-QSB and ensured that all material information required to be disclosed in the subject Form 10-QSB, was recorded, processed, summarized and reported as of the end of the period covered by the subject Form 10-QSB.

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

On September 25, 2006, a former employee of the Company filed a complaint against the Company in the Superior Court, Morris County, State of New Jersey, entitled, Steven W. Jagels v. Magnitude, Inc., d/b/a Magnitude Information Systems, Inc. stating claims based upon alleged breech of employment contract and seeking damages of approximately $150,000 for unpaid salary and wages among other claims. The Company intends to vigorously defend this lawsuit.


Item 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
         -----------------------------------------------------------

a)    Issuance of unregistered securities

      During the quarter ended September 30, 2006, the Company issued the following unregistered securities:

      (i) 5,000,000 shares of common stock to an accredited investor pursuant to a private placement subscription, issued in reliance upon exemptions provided under Section 4(2) of the Securities Act, altogether resulting in the receipt by the Company of $100,000 in cash. The subscription agreement also stipulates that the Company issue, in March 2007, warrants for the purchase of 2,500,000 common shares, exercisable during three years at $0.05 per share, if at that time there would exist a sufficiently large number of authorized common shares, failing which additional common shares would be issuable to this investor (we refer to the Company's filing on August 30, 2006 on Form 8-K which is incorporated herein by reference).

      (ii) 2,254,151 shares of common stock to a consulting firm for services to be rendered (see section "Consulting Agreements" in Note 13).

      (iii) 2,000,000 shares of common stock in settlement of a liability and additional compensation to a former preferred shareholder (see Note
            15).

      (iv) 6,000,000 shares of common stock to the former chief executive officer of the Company pursuant to a settlement agreement (see Note
            14).


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

Item 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


Item 5   OTHER INFORMATION

      On November 17, 2006, Matthew Scott resigned as the President and an employee of the Company for personal reasons. Edward Marney, the Chief Executive Officer of the Company, was appointed to assume the office of President of the Company, effective on that date.


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

            (31.1) - Certification of Edward Marney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            (31.2) - Certification of Joerg H. Klaube, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            (32.1) - Certification of Edward Marney, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

            (32.2) - Certification of Joerg H. Klaube, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

      (b)   Reports on Form 8-K:

            On August 30, 2006 the Company filed a report on Form 8-K informing about (a) the resignation as chairman of the board of Steven D. Rudnik and appointment of Steven Gray to that office; (b) the appointment of Matthew Scott as President of the Company; (c) certain restructuring measures undertaken by the Company; and (d) the impending consummation of private placement transactions with three investors.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        MAGNITUDE INFORMATION SYSTEMS, INC.




Date:   November 17, 2006               By: /s/ Edward Marney
                                            ------------------
                                        Edward Marney
                                        Chief Executive Officer