Form 10QSB/A
period 2006-09-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2007-01-03
CIK 838796

AMENDMENT No. 1 to
                                   FORM 10-QSB

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

                                 Yes [X] No [_]

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

                      PART I - Item 1 Financial Statements

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET
                         September 30, 2006 (Unaudited)

Assets
  Current Assets
  Cash ....................................................................   $    314,247
  Accounts receivable, net of allowance for
    doubtful accounts of $0 ...............................................          2,031
  Prepaid expenses ........................................................        227,304
                                                                              ------------
    Total Current Assets ..................................................        543,582
  Property and equipment, net of accumulated
  depreciation of $105,992 ................................................         10,187
  Software, net of accumulated amortization of $1,295,951 .................        211,340
  Deposits ................................................................            596
  Covenant not to compete, net of accumulated
  amortization of $13,750 .................................................         46,250
                                                                              ------------
    Total Assets ..........................................................        811,955
                                                                              ============
Liabilities and Stockholders' Equity (Impairment)
  Current Liabilities
  Accounts payable and accrued expenses ...................................        524,968
  Deferred revenue ........................................................        108,758
  Obligations to be settled in stock ......................................        568,000
  Derivative liabilities ..................................................        860,668
  Dividends payable .......................................................        309,493
  Loans and notes payable .................................................        467,450
  Current maturities of long-term debt ....................................        133,419
  Current maturities of capitalized lease obligations .....................            256
                                                                              ------------
    Total Current Liabilities .............................................      2,973,012
Capitalized lease obligations, less current portion .......................             --
                                                                              ------------
    Total Liabilities .....................................................      2,973,012
Stockholders' Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
  2,500 shares have been designated Cumulative Preferred Stock,
    of which 1 share is issued and outstanding ............................              0
  300,000 shares have been designated Series A Convertible Preferred Stock,
  350,000 shares have been designated Series B Convertible Preferred Stock,
  120,000 shares have been designated Series C Convertible Preferred Stock,
  500,000 shares have been designated Series D Convertible Preferred Stock,
  500,000 shares have been designated Series E Convertible Preferred Stock,
    of which a combined total 109,858 shares are issued and outstanding ...            110
  Common Stock, $0.0001 par value, 300,000,000 shares authorized;
    issued and outstanding 191,116,763 shares .............................         19,112
  Additional paid-in capital ..............................................     32,735,699
  Accumulated (deficit) ...................................................    (34,915,978)
                                                                              ------------
    Total Stockholders' Equity (Impairment) ...............................     (2,161,057)
    Total Liabilities and Equity (Impairment) .............................   $    811,955
                                                                              ============

The accompanying notes are an integral part of the consolidated financial statements.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three Months Ended            Nine Months Ended
                                                                          September 30,                September 30,
                                                                  ---------------------------   ---------------------------
                                                                      2006           2005           2006           2005
                                                                  ------------   ------------   ------------   ------------

Total Revenues ................................................   $      9,468   $     86,027   $     41,622   $    150,860
  Cost of Goods Sold ..........................................         36,370         36,372        109,119        109,114
                                                                  ------------   ------------   ------------   ------------
Gross Profit (Loss) ...........................................        (26,902)        49,655        (67,497)        41,746
  Selling expenses ............................................         70,984         86,731        381,456        299,349
  Stock-based compensation (see below) ........................        956,948        188,392      1,478,505        312,367
  Research and development cost ...............................         34,301             --        104,830         14,618
  General and administrative expenses .........................        178,756        282,444      1,047,607      1,121,257
                                                                  ------------   ------------   ------------   ------------
Loss from Operations ..........................................     (1,267,891)      (507,912)    (3,079,895)    (1,705,845)
Other Income (Expense)
  Miscellaneous income ........................................             --          4,846             --         22,383
  Misc. non-operating expenses ................................           (356)            --         (5,356)            --
  Change in fair value -derivative liabilities ................         51,560             --         57,763             --
  Interest income .............................................             --             --             20              6
  Interest expense ............................................        (43,146)        (8,842)      (192,550)       (16,416)
                                                                  ------------   ------------   ------------   ------------
    Total Other Income (Expense) ..............................          8,058         (3,996)      (140,123)         5,973
                                                                  ------------   ------------   ------------   ------------
Loss before Provision for Income Taxes ........................     (1,259,833)      (511,908)    (3,220,018)    (1,699,872)
  Provision for income taxes ..................................             --             --         (1,000)          (630)
                                                                  ------------   ------------   ------------   ------------
Net Loss ......................................................   $ (1,259,833)  $   (511,908)  $ (3,221,018)  $ (1,700,502)
                                                                  ============   ============   ============   ============
Dividends on Preferred Stock ..................................        (12,630)       (28,380)      (527,894)       (85,139)
                                                                  ------------   ------------   ------------   ------------
Net Loss applicable to Common Shareholders ....................   $ (1,272,463)  $   (540,288)  $ (3,748,912)  $ (1,785,641)
                                                                  ============   ============   ============   ============
Net Loss per Common Share .....................................   $     (0.007)  $     (0.004)  $     (0.023)  $     (0.013)
                                                                  ============   ============   ============   ============
Weighted Average Number of
  Common Shares Outstanding ...................................    178,947,329    140,771,743    163,134,242    137,511,211
                                                                  ============   ============   ============   ============

All of the stock-based compensation relates to selling, general and administrative expenses.

The accompanying notes are an integral part of the consolidated financial statements.

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                      -------------------------
                                                          2006          2005
                                                      -----------   -----------
Cash Flows from Operating Activities
  Net Loss ........................................   $(3,221,018)  $(1,700,502)
  Adjustments to Reconcile Net Loss
    to Net Cash Used by Operations
    Depreciation and amortization .................       127,158       116,269
    Change in fair value - derivative liabilities .       (57,763)           --
    Accretion of beneficial conversion feature ....         8,000            --
    Loss on disposition of assets .................           356            --
    Securities issued for various expenses ........     1,299,674       363,504
    Recognition of expense - deferred compensation        178,832        88,138
    Recognition of expense - derivative liabilities       102,762            --
Decreases (Increases) in Assets
    Accounts receivable ...........................        20,267       (68,031)
    Miscellaneous receivables .....................            --        11,322
    Inventories ...................................            --            --
    Prepaid expenses ..............................      (204,518)       30,855
    Deposits ......................................        23,400            --
    Obligations to be settled in stock ............       568,000            --
  Increases (Decreases) in Liabilities
    Deferred revenues .............................        83,219        (9,686)
    Accounts payable and accrued expenses .........       150,670      (164,194)
                                                      -----------   -----------
Net Cash Used by Operating Activities .............      (920,961)   (1,332,625)
Cash Flows from Investing Activities
  Purchases of equipment and fixtures .............        (7,438)       (2,160)
                                                      -----------   -----------
Net Cash Used by Investing Activities .............        (7,438)       (2,160)
Cash Flows from Financing Activities
  Proceeds from loans and notes payable ...........       480,700        54,500
  Repayment of loans and notes ....................       (81,250)      (54,500)
  Payment of dividends ............................            --        (1,020)
  Issuance of common and preferred stock ..........       724,500     1,328,000
                                                      -----------   -----------
Net Cash Provided by Financing Activities .........     1,123,950     1,326,980
Net Decrease in Cash ..............................       195,551        (7,805)
Cash at Beginning of Period .......................       118,696        44,144
                                                      -----------   -----------
Cash at End of Period .............................   $   314,247   $    36,339
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

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                        9 Months ended
                      September 30, 2006
                      ------------------
  Interest paid ...          $15,354
  Taxes paid ......          $ 1,000

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

5. PROPERTY AND EQUIPMENT

      Property and equipment consist of the following at September 30, 2006:

      Equipment                       $ 43,949
      Furniture and fixtures            72,230
                                      --------
                                       116,179
      Less accumulated depreciation    105,992
                                      --------
        Total                         $ 10,187
                                      ========

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

               MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at September 30, 2006:

      Accounts payable            $217,357
      Accrued interest              68,343
      Accrued salaries              35,585
      Accrued commissions           22,183
      Accrued professional fees    129,500
      Accrued finder's fees         50,000
      Miscellaneous accruals         2,000
                                  --------
        Total                     $524,968
                                  ========

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

8. LOANS PAYABLE

      The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at September 30, 2006:

      On December 4, 1996, Magnitude,  Inc. repurchased
        500,000 shares of its common stock and retired same
        against issuance of a promissory note maturing  twelve
        months  thereafter  accruing  interest at 5% per annum
        and due December 4, 1998.  This note is overdue at
        September 30, 2006 and no demand for payment has been made.   $ 75,000

      During March 2006 a director of the Company provided for
        a cash advance, repayable on demand.                            25,000
                                                                      --------
        Total                                                         $100,000
                                                                      ========

                 MAGNITUDE INFORMATION SYSTEMS, INC. SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006

9. NOTES PAYABLE

      At December 31, 1999 the Company had $1,475,000 of
        notes outstanding related to a June 1995 private
        placement offering. During 2000 the holders of
        $1,450,000 worth of notes agreed to accept partial
        repayment of approximately 30% of the note balances
        and converted the remaining balances into common
        shares or convertible preferred shares. The total
        amount of non-converted notes outstanding at September
        30, 2006 is $25,000. Attempts to locate the holder of
        this note, to settle this liability, have been
        unsuccessful.                                            $ 25,000

      In June and July 2006 two shareholders loaned the
        Company $240,000 and $102,450 pursuant to which the
        Company issued promissory notes bearing interest at
        the rate of 8% per year. The notes are repayable on
        demand.                                                   342,450
                                                                 --------
               Total                                             $367,450
                                                                 ========

10. LONG-TERM DEBT

      Long-term debt as of September 30, 2006 is comprised of the following:

      Pursuant to the February 2, 1998, Agreement and Plan
        of Merger with Rolina Corporation, the Company had
        issued 155,556 shares (the "Shares") of its common
        stock to the principal of Rolina Corporation who
        currently serves as the Company's Chief Executive
        Officer and Board Chairman, and had issued a Put
        Option for such Shares at a price of $2.41 per share
        in accordance with the provisions contained therein,
        with notice for exercise eligible to be given at any
        time after February 1, 2000, and before 5:00 p.m. on
        the 90th day thereafter. This liability was converted
        into a Company obligation for $274,890 maturing March
        31, 2002 and a demand loan for $100,000 both carrying
        interest at the rate of 7% per year, subsequently
        increased to 10%, payable monthly. The demand portion
        of this note was repaid in April 2002 and the due date
        for $274,890 of the remaining balance was extended to
        July 1, 2003. Subsequently, the maturity of the unpaid
        balance was changed to a portion of $174,890 payable
        on demand, and a portion of $100,000 due and payable
        on January 2, 2005. During the first quarter of 2004,
        $175,000 was repaid and the maturity of the unpaid
        balance was changed to "due upon demand". On August 8,
        2006 the holder and the Company agreed to a one-year
        moratorium for repayment, and a provision whereby the
        holder has the option, after the twelve months have
        elapsed, to convert the outstanding principal into the
        Company's securities at rates and terms commensurate
        with the best rates and terms offered to any other
        investor during the preceding twelve months. The
        conversion feature has been accounted for as a
        derivative liability.                                    $99,890

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

      Under the lease agreement, the Company is required to make future minimum lease payments as follows in addition to a pro-rata share of certain operating expenses:

      Year Ending December 31,

                2006                                       30,000
                2007                                      $30,000
                                                          -------
                        Total minimum payments            $60,000
                                                          =======

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

(b) Changes in Internal Control over Financial Reporting

      Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive Officer and Chief Financial Officer, there have not been any changes in the Company's internal controls or other factors for the period covered by the subject Form 10-QSB that materially affected or were likely to materially affect the Company's internal control over financial reporting.

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

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      a) Issuance of unregistered securities

            During the quarter ended September 30, 2006, the Company issued the following unregistered securities:

            (i) 30,000,000 shares of common stock to three accredited investors who had pre-existing relationships with the Company pursuant to stock purchase agreements, issued in reliance upon exemptions provided under Section 4(2) of the Securities Act, altogether resulting in the receipt by the Company of $600,000 in cash. The agreements also stipulate that the Company issue, no later than March 5, 2007, 15,000,000 warrants and if not issued by this date, the Company will be obligated to issue to these investors additional warrants in amounts equal to 1 %, or an aggregate 150,000 warrants, for each business day the warrants are not delivered. In addition, the Company is obligated to register the common shares issued to the investors and those underlying the warrants. The Company has met this filing obligation but if the registration statement of which this prospectus forms a part is not declared effective by the SEC on or before February 21, 2007, the Company will be obligated to issue 45,000 addition shares to each investor for each day thereafter the registration statement has not been declared effective.

            (i) 2,254,151 shares of common stock to a consulting firm for services to be rendered (see section "Consulting Agreements" in Note 13).

            (ii) 2,000,000 shares of common stock in settlement of a liability and additional compensation to a former preferred shareholder (see Note 15).

            (iii) 6,000,000 shares of common stock to the former chief executive officer of the Company pursuant to a settlement agreement (see
                  Note 14).

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

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        MAGNITUDE INFORMATION SYSTEMS, INC.


Date: January 2, 2007                   By: /s/ Edward Marney
                                            ------------------------------------
                                            Edward Marney
                                            Chief Executive Officer