Form 10KSB
period 2006-12-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2007-04-02
CIK 838796

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE OF 1934

For the Transition Period From ________________ to ________________

Commission File No. 33-20432

MAGNITUDE INFORMATION SYSTEMS, INC.
Exact Name of Registrant as Specified in its Charter

DELAWARE	75-2228828
State or Other Jurisdiction of	IRS Employer
Incorporation or Organization	Identification Number

1250 State Route 28, Ste. 309, Branchburg, New Jersey	08876
Address of Principal Executive Offices	Zip Code

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for the fiscal year ended December 31, 2006, were $47,701.

Common stock, par value $.0001 per share (“Common Stock”), was the only class of voting stock of the Registrant outstanding on March 20, 2007. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on March 20, 2007, ($0.05), the aggregate market value of the 164,898,074 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on March 20, 2007, was approximately $8,244,904. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

As of March 17, 2007 227,379,014 shares of Common Stock, $.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

MAGNITUDE INFORMATION SYSTEMS, INC.

PART I

ITEM 1: BUSINESS

The Company

Magnitude Information Systems, Inc. (the “Company” or “Magnitude”) was incorporated as a Delaware corporation on April 19, 1988 under the name Fortunistics Inc. On March 4, 1993, the Company changed its name to Whitestone Industries, Inc. On July 14, 1997, the Company changed its name to Proformix Systems, Inc., and on November 18, 1998, the Company changed its name to Magnitude Information Systems, Inc.

The Company’s primary product is an integrated suite of proprietary software modules marketed under the name ErgoEnterprise™ which are designed to help individual computer users and businesses increase productivity and reduce the risk of potentially preventable repetitive stress injury (RSI). These software modules can be applied individually or together in a comprehensive ergonomic and early intervention program that seeks to modify a user’s behavior by monitoring computer usage patterns over time and warning the user when to break a dangerous trend in repetitive usage of an input device, such as a keyboard or mouse. The product was developed to train people working on computers, monitor computer-use related activities and evaluate a user’s risk exposure and propensity towards injury or loss of effectiveness in connection with his/her day-to-day work. Moreover, the software enables a company to not only address the issue of health risks involving employees and to minimize resulting potential liabilities, but delivers a powerful tool to increase overall productivity.

Background

On June 24, 1997, the Company entered into an acquisition agreement whereby it acquired substantially all of the outstanding stock of Proformix, Inc., a Delaware corporation and manufacturer of ergonomic keyboarding systems. Proformix, Inc. in November 1998 changed its name to Magnitude, Inc. and is hereafter referred to as Magnitude, Inc. The business combination took the form of a reverse acquisition. The Company and Magnitude, Inc. remain as two separate legal entities whereby Magnitude, Inc. operates as a subsidiary of Magnitude Information Systems, Inc. On November 18, 1998, the Company sold Magnitude, Inc.’s hardware product line comprised of the ergonomic keyboard platform products and accessories, all related inventory and production tooling and warehousing assets, and all intellectual property rights including the Proformix name, to a Canadian company.

On February 2, 1998, the Company entered into an Agreement and Plan of Merger with Rolina Corporation, a privately held New Jersey software developing firm, and acquired the rights to certain software products, with such software products subsequently forming the basis for the further development of the Company’s proprietary ErgoEnterprise™ software system. The operations of Magnitude Information Systems, Inc. are currently comprised solely of the operations of Magnitude, Inc.

Subsequent to December 31, 2006, on February 19, 2007, the Company. signed an Agreement and Plan of Reorganization with the owners of a social networking website, to acquire their Kiwibox.com website and business. The Company is presently finalizing an exclusive licensing and support agreement with Imminent Technologies, Inc., licensing the rights to sell, support and further develop its ergonomic business and products. Imminent Technologies, Inc, the licensee, was organized by two former Company employees.

The Company is currently subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934. The Company has the authority to issue an aggregate of Three Hundred Million (300,000,000) Common Shares, par value $.0001, and Three Million (3,000,000) Preferred Shares, par value $.001, of which at December 31, 2006, Two Thousand Five Hundred (2,500) were designated as Cumulative Preferred Shares, par value $.001; Three Hundred Thousand (300,000) were designated as Series A Senior Convertible Preferred Stock, par value $0.001; Three Hundred Fifty Thousand (350,000) were designated as Series B Senior Convertible Preferred Stock, par value $0.001; One Hundred Twenty Thousand (120,000) were designated as Series C Senior Convertible Preferred Stock, par value $0.001; Five Hundred Thousand (500,000) were designated as Series D Senior Convertible Preferred Stock, par value $0.001; and Five Hundred Thousand (500,000) were designated as Series E Senior Convertible Preferred Stock, par value $0.001.

As of December 31, 2006, there were outstanding 224,235,472 Common Shares, 1 Cumulative Preferred Share, and 109,857 Convertible Preferred Shares.

Narrative Description of Business

Magnitude Information Systems, Inc. is a pioneer and leader in the ergonomic productivity software market. With its Anti-Injury™ software as represented by ErgoEnterprise™, an interactive suite of Windows™ software products, Magnitude has developed and delivered the first integrated systems approach to computer ergonomics. The Company’s patented proprietary software products provide business and government employers with a complete system for the evaluation and management of ergonomic and productivity risk factors with respect to the use of computers in the office environment. ErgoEnterprise™ is designed to help employers minimize preventable Repetitive Stress Injuries (“RSI”) and enhance productivity through:

•	Real-time monitoring of keyboarding activities to ensure proper posture and work pacing.

•	Pro-active dialogue with at-risk employees, including surveys and training in the best practices for wellness and productivity.

•	Strategic profiling and the management of computer use throughout an organization to employ best practices and to measure health, safety, and performance results.

•	Computer workstation assessment tools.

We have received a patent from the U.S. Patent and Trademark Office relative to certain core inventions within the ErgoEnterprise™ system and we have applied for several more patents for our products.

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

Repetitive stress injury (RSI) is a classification of diseases caused by the excessive use of joints. It is a sub-classification of Cumulative Trauma Disorders (CTDs). RSI accounts for a large portion of work-related illnesses, and the incidence of RSI is expected to grow as the number of people operating keyboards increases. The impact of RSI is measured not only in the pain and suffering of its victims, but also in time lost from work, and medical costs. The Company’s software products are designed to help businesses deal with potentially preventable repetitive stress injuries, by real-time monitoring of keyboarding activities, pro-active dialog with at-risk employees, and strategic profiling and management of computer use throughout an organization.

A study released in January 2001 by the National Academy of Sciences, originally commissioned by Congress and produced by the National Research Council, finds that work-related back, hand and wrist injuries affect about 1 million U.S. workers every year. The total cost of the resultant disorders is between $45 billion and $54 billion in compensation, lost wages and lower productivity. Increased awareness of the health risks and associated costs led the State of California several years ago implement an ergonomic regulation which directs qualifying employers to establish and maintain a program designed to minimize RSI’s. Such program shall include work-site evaluation, control of the exposures that have caused RSI’s, and training of employees. State agencies and employers in California face fines of up to $25,000 per incident for violating these regulations. The State of Washington adopted similar regulations in 2000, and other states have indicated a willingness to follow suit. The Company believes that the growing recognition of these trends will give rise to a rapidly expanding market for the Company’s products.

The Industry

The Company operates in only one business segment: the development, marketing, and licensing of risk aversion and productivity enhancement software products for the computerized workplace environment. More specifically, the Company licensed highly sophisticated and proprietary software that provides computer based training, work pacing and monitoring tools, as well as a computer workstation assessment tool.

Potential customers for the Company’s products are businesses of all sizes, as well as organizations and government departments and agencies that employ many staff in computer-related functions. The software industry in general is comprised of a remarkable variety of providers, ranging from small boutique-type designers to large international corporations. The Company operated primarily in the United States of America.

Products, Trademarks

The Company’s primary product is a suite of nine proprietary software modules marketed under the name ErgoEnterprise™ which are designed to help individual computer users and businesses deal with potentially preventable repetitive stress injury (RSI). The nine software modules can be applied individually or together in a comprehensive ergonomic and early intervention program that seeks to modify a user’s behavior by monitoring computer usage patterns over time and warning the user when to break a dangerous trend in repetitive usage of an input device, such as a keyboard or mouse. The product was developed to train people working on computers, monitor computer-use related activities and evaluate a user’s risk exposure and propensity towards injury or loss of effectiveness in connection with his/her day-to-day work. Moreover, the package enables a company to not only address the issue of health risks involving employees and to minimize resulting potential liabilities, but delivers a powerful tool to increase overall productivity.

The system is highly customizable for management, staff and employees. All components operate on any PC or workstation running the Microsoft Windows operating system. ErgoEnterprise™ was the first suite of software solutions that combines ergonomic remediation and productivity enhancement tools. Its nine component modules are described as follows:

ErgoTutor™ delivers a complete office ergonomics training course directly to employees at their desktop, and provides employees with clear initial awareness training as well as follow-up training for reinforcement of previously learned materials.

ErgoSURE™ is a postural assessment tool designed to allow the evaluation of employee posture while working at computers. It is an electronic version of the internationally accepted RULA (Rapid Upper Limb Assessment) system. This system, developed at the University of Nottingham’s Institute for Occupational Ergonomics in the U.K., allows users to survey a broad range of computer-related work activities involving repetitive motions, allowing the user to detect - and remedy - hazardous situations and conditions.

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

UserNotes™ is an early reporting and “Rapid Response” Intervention tool designed to give employees a way to communicate discomfort to designated staff, allowing issues to be addressed earlier - at a lower cost and a higher likelihood of success. UserNotes is consistently available to everyone in the organization at the workstation or notebook with or without Internet access.

ErgoSentry® measures rest against work in real time, tracking keyboard and mouse activity independently. ErgoSentry’s patented algorithms, designed for prevention and control of RSI risk factors, monitor computer usage patterns over time and alert the user when to take micro-breaks, avoiding high-risk trends in keyboard or mouse usage through a unique and patented empowering feedback mechanism. Users are alerted to take these micro-breaks only when risk exposure exceeds configured limits.

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

Studies Involving ErgoEnterprise™

Magnitude has conducted productivity studies using ErgoEnterprise™ at various client and prospect sites.

In July 1999, Cornell University released a study entitled “Effects of Ergonomic Management Software on Employee Performance,” a field experimental test of the effects of ErgoEnterprise on computer work activity. Professor Alan Hedge tested the effects of using Magnitude’s ergonomic work pacing software to monitor keyboard and mouse activity, and to provide computer users with information on appropriate, discretionary rest breaks. The software also provided information on stretching exercises, appropriate postures, and appropriate workstation adjustments. The Wall Street office of a nationwide insurance brokerage firm was chosen as the test site for this study.

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

One client, the California State Compensation Insurance Fund, conducted a survey using ErgoEnterprise in a pilot program from January 2000 - June 2000. The significant results of the study included:

•	A 50% reduction rate in the total number of Musculoskeletal Disorder (MSD) Claims.

[1]	Hedge, A. “Effects of Ergonomic Management Software on Employee Performance.” Cornell Human Factors Laboratory Technical Report /SP7991, Cornell University, July 1999.

•	A reduction by between 20% and 80% of OSHA reported injuries.

•	The actual workers’ compensation savings in the pilot program was $120,000.

•	State Fund’s projected annual workers’ compensation cost savings was approximately $780,000.

•	There was a total participation of employees in Pilot Program

•	Employees postponed micro-breaks a maximum of nine minutes.

•	There was 100% employee satisfaction while using ErgoEnterprise.

•	Some employees used program to “warm up” prior to their beginning work

In February 2001, a study by Cornell/Lockheed Martin titled Ergonomic Management Software and Work Performance presented an ROI analysis to quantify the potential economic impact of a 59% improvement in keystroke accuracy for the test group. Based on a combination of factors including estimated hourly employee costs which include some of the following: wages, benefits, occupied internal floor space, pre-study hourly error costs, hourly savings per person, and the annual “per seat” cost of ErgoEnterprise, the study indicated that the breakeven/payback period is achieved in 25.1 hours of usage. Several large industrial clients already have named ErgoEnterprise “Best Practice”. The term “Best Practice” is an acknowledgement that a concept, process, or product is proven to produce the desired results and is applicable throughout the enterprise across organizational lines.

Business Strategy

The most important prospective customers for the Company’s products are large and medium companies, organizations, and governmental departments and agencies that have a relatively large staff working in computer-related functions. These entities not only are more cognizant of the health risks and negative effect on productivity associated with many of the traditional tools of the computerized workplace and therefore tend to be more receptive to new remedial solutions and alternatives based on the science of Ergonomics, but also have a significant exposure in terms of legal liabilities if they fail to act by addressing these potential risks. On an on-going basis, the increasing cost of workers compensation insurance creates a growing incentive to deal with the underlying causes.

Research and Development

The Company invested considerable resources in the further development of the overall ErgoEnterprise™ system and related product documentation and marketing collateral materials. In late summer 1997, the first official version of ErgoEnterprise™, Version 1.78, was released, followed by yearly upgrades since then.

The Company has expensed all expenditures related to the above efforts. Such expenses totaled approximately $75,998 for the year ended December 31, 2006, and $217,067 for the year ended December 31, 2005.

Competition

The ergonomic software products marketplace is served by a number of smaller software companies, none of which occupies a dominant position. For the most, these competitors market software products that address only one or a few of the task complexes covered by the Company’s products, without thereby offering a comparable breadth of function and integration in such areas as work-site evaluation, employee training and work pacing.

During fiscal year 2006, the Company was not aware of any products that compete - in terms of breadth of functionality - with the integrated software product suite that was marketed by the Company under the trade name ErgoEnterprise™.

Seasonality and Dependency

The industry segment in which the Company does business is not seasonal. The Company’s past revenues come primarily from smaller orders for pilot projects and field tests, and a limited number of individual larger orders where successfully completed pilot projects led to departmental or enterprise-wide deployment. The nature of the business does not usually involve repeat orders and therefore does not create dependency on a specific customer or group of customers. Employees

As of December 31, 2006, the Company employed 4 persons, of whom two were primarily engaged in sales and marketing, and two in general administrative and managerial functions. The Company has no collective bargaining agreements with its employees.

Subsequent Events - 2007

During the first quarter of fiscal year 2007, Company management concluded that the marketplace for the Company’s ergonomic software products was not developing, and would not develop to the material extent necessary in the next 12 to 24 months, to support and sustain the Company’s sales efforts. The continuing length of the sales cycle was increasing, impacted by the lack of our products’ acceptance in the marketplace. Although we sold our ergonomic software to a number of Fortune 500 companies, the Company’s goal to market its product line to ever increasing populations found in our corporate clients’ various business segments and divisions was not being realized. Absent an unambiguous commitment from our clients’ senior management, our ergonomic products often competed with more basic corporate needs in the recent and difficult economic climate. Accordingly, management determined that it would be in the best interests of the Company and its shareholders to identify another business opportunity and pursue it for the benefit of our shareholders. In 2006, Edward Marney became our President and Chief Executive Officer while our founder, Steven Rudnik resigned to pursue other ventures. During December, 2006, an investment banker introduced Company management to the owners of a social networking website known as Kiwibox.com. Following a period of mutual due diligence review by both parties, we signed an Agreement and Plan of Reorganization on February 19, 2007, pursuant to the principal terms of which the Kiwibox business will be merged into our subsidiary. In exchange for the Kiwibox business, we agreed

•	To issue $1,500,000 worth of our restricted common shares and $500,000 worth (conversion value) of our preferred stock to the three Kiwibox owners and to pay them $300,000 cash at closing;

•
To give each of the three Kiwibox owners a two-year employment agreement that will pay them each a base salary of $150,000 per year and 7,500,000 stock options, vesting over two years with the possibility of earning cash bonuses and 3,000,000 additional stock options each if certain business performance goals are reached within the two-year period.

We also have agreed to invest $3.5 million in the Kiwibox business over the course of eighteen months and have committed to raise these funds prior to closing. The closing of the Kiwibox transaction is scheduled to occur on or before April 30, 2007. We currently have approximately 297,000,000 common shares outstanding on a fully diluted basis. Accordingly, in addition to raising the $3.5 million, we must amend our Certificate of Incorporation to increase our authorized common shares from 300,000,000 to 600,000,000 common shares to have a sufficient number of common shares necessary to close the Kiwibox transaction.

ITEM 2: PROPERTIES

On September 1, 2006, the Company entered a three year lease (which can be terminated by either party after 12 months) for approximately 850 square feet of office space at 1250 Route 28, Suite 309, Branchburg, New Jersey. This lease agreement calls for a base rental payment of $1,103 per month plus utility/cam/property tax charges of approximately $600 per month, with nominal increases after years two and three.

ITEM 3: LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of this fiscal period.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Market Information

The Company’s common stock currently trades on the Electronic Bulletin Board of the OTC market, under the symbol MAGY. The following table sets forth, for the calendar quarters indicated, and for the last two years, the high and low sales prices for the Company’s common stock.

	OTC-BB
	Low/Bid	High/Ask
2005
First Quarter	$0.09	$0.16
Second Quarter	0.06	0.11
Third Quarter	0.05	0.08
Fourth Quarter	0.04	0.08
2006
First Quarter	$0.06	$0.12
Second Quarter	0.05	0.09
Third Quarter	0.03	0.06
Fourth Quarter	0.03	0.04

(b) Shareholders

As of March 20, 2007, there were approximately 400 shareholders of record for the Company’s Common Stock. The number of record holders does not include shareholders whose securities are held in street names.

(c) Dividends

The Company has not declared or paid, nor has it any present intention to pay, cash dividends on its Common stock. The Company is obliged to pay cash dividends on its outstanding convertible preferred stock and, under certain circumstances, on its outstanding cumulative preferred stock. See "DESCRIPTION OF CAPITAL STOCK" - "The Series A Stock", "The Series B Stock", "The Series C Stock", "The Series D Stock" and "The Series E Stock", below.

Recent Issues of Unregistered Securities

During the fourth quarter of 2006 the Company had issued the following unregistered securities:

(i) 25,900,000 shares of common stock accompanied by warrants for the purchase of 900,000 shares of common stock, exercisable at $0.08/share during three years, to four domestic accredited investors pursuant to private placement subscriptions under Section 4(2), Rule 506 of Regulation D and Regulation S of the Securities Act, which resulted in the receipt by the Company of $544,000 in cash, less $50,000 paid to a finder and less $19,988 assumed legal expenses;

(ii) 2,772,860 shares of common stock to three consultants and 450,000 shares to one director of the Company as part of their remuneration for services rendered.

(iii) 6,250,000 shares of common stock, 4,708,333 warrants, exercisable at prices between $0.05 and $0.15 per share and options for 1,403,542 shares, exercisable at $0.10 per share, to the former president and CEO of the Company as part of a settlement agreement reached in December 2006. The agreement also provided, in return for the issuance of such securities, the cancellation of a promissory note for $99,890 as well as the cancellation of accrued interest and other remuneration totaling $17,500.

ITEM 6: SELECTED FINANCIAL DATA

Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-KSB and Form 10-QSB and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company’s products, current dependence on the willingness of investors to continue to fund operations of the Company and other risks and uncertainties identified in the Company's reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2006 and 2005 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

The financial data are those of Magnitude Information Systems, Inc. including the operations of Magnitude, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

SELECTED FINANCIAL DATA

December 31, 2006,
Balance Sheet
Total assets	$169,128
Current liabilities	2,674,613
Long-term debt	-
Working capital	(2,553,451)
Shareholders’ equity (deficit)	$(2,505,485)

	For the Year Ended December 31,
	2006	2005
Statement of Operations
Total revenues	$47,701	$189,552
Operating income (loss)	(3,716,867)	(2,410,670)
Net (loss)	(3,895,262)	(2,218,257)
Net (loss) after dividends
On Preferred Shares	(4,473,726)	(2,341,492)

Net loss per common share	$(0.03)	$(0.02)
Number of shares used in computing
per share data	170,692,731	138,097,577

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934

Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-KSB and Form 10-QSB and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company’s products, and other risks and uncertainties identified in the Company's reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

Results of Operations for the Year Ended December 31, 2006

For the year ended December 31, 2006, the Company had revenues of $47,701 compared to $189,552 in 2005. Revenues consisted almost entirely of charges for maintenance and support services.

Gross profits amounted to negative $97,795. Gross profits were burdened with a fixed charge for amortization of certain proprietary software assets. Such software assets underlie the Company’s products and were being amortized on a straight line over 10 years, resulting in a level charge of approximately $13,000 per month to cost-of-goods-sold. After deducting selling -, research -, and general and administrative expenses of $3,619,072 compared to the $2,448,509 recorded in 2005, the Company realized an operating loss of $3,716,867 compared to an operating loss of $2,410,670 in 2005. A large portion of such SG&A expenses is attributable to non-cash charges in connection with the valuation at market price of the underlying stock, of securities issued in connection with settlement agreements reached with a shareholder who was a former officer of the Company, and with the former president and CEO, which together amounted to $632,677. In addition, securities valued at approximately $950,000 were issued as compensation to consultants. Non-operating income and expenses included $326,744 net interest expense (including $291,762 of amortization of debt discounts due to recognition of a derivative conversion option, beneficial conversion features and detachable warrants issued with the debt), $102,762 income in connection with the change in fair value of a derivative conversion option on convertible debt, a charge of 174,954 for the impairment of software intangibles, and income of $192,136 from recording the change in fair value of derivative options and warrants reclassified as liabilities. The Company also realized a credit of $33,740 from the sale of net loss carry-forward tax credits pursuant to the New Jersey Emerging Technology and Biotechnology Financial Assistance Act. The year concluded with a net loss of $3,895,262. After accounting for dividends accrued and discounts on outstanding preferred stock which totaled $578,464 the net loss applicable to common shareholders was $4,473,726or $0.03 per share, compared to a loss of $2,341,492 or $0.02 per share for the previous year.

Liquidity and Capital Resources

In the absence of cash flow from operations, required working capital to finance ongoing operations was supplied primarily from new equity capital. The Company recorded $1,218,500 in new equity funding in the form of cash. The Company also assumed new private debt in the amount of approximately $440,000.

At December 31, 2006, the deficit in working capital amounted to $2,553,451 as compared to $1,016,230 at December 31, 2005. Stockholders’ equity showed an impairment of $2,505,485 at the end of the year, compared to an impairment of $664,381 at the beginning of the year. The negative cash flow from operations totaled $1,589,089 and was substantially financed by new debt and equity which was obtained through private placements. The new equity placements were consummated by issuance of common stock and warrants to accredited private investors in the United States. Details of such transactions can be found in the “Changes and Issuance of Securities” sections in the Company’s reports on Form 10-QSB during the year, as well as in the pertinent section of this report. During 2006, the Company had filed amendments to four previously filed registration statements on Form SB-2, all of which covered common shares directly issued as well as common shares underlying the previously issued convertible preferred stock and warrants, in connection with these and prior financing transactions. These filings were made on behalf of certain investors in the Company’s equities and proceeds of any sales of such registered securities will accrue entirely to such investors. The filings will shortly be updated with the current financial statements and forwarded to the Securities and Exchange Commission for review.

At the time of this submission, the Company had no bank debt. At December 31, 2006 its short-term liabilities, aside from trade payables and accruals, consisted of certain notes and loans aggregating approximately $442,450. Accruals include $341,168 unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

Current cash reserves and net cash flow from operations expected during the near future are inadequate when measured against present and anticipated future needs. In order to remedy the resulting liquidity constraints and address any “going-concern” issues, management, during the third quarter, had drastically reduced staff and the level of on-going cash outlays for operations. In addition, management is currently negotiating with several financing sources with the goal of obtaining commitments for further investments in form of debt or equity capital, to be funded during the upcoming quarter. There can be no assurance, however, that these negotiations will lead to the desired outcome.

Subsequent Events - Fiscal Year 2007

In August, 2006, we negotiated a termination agreement with our founder, Steven Rudnik. As a result, Ed Marney assumed the role of President and management recommended to the Board of Directors That the Company seek a new business opportunity. The Board of Directors determined it was in the best interests of the Company and its shareholders to scale-down its operations and staff during the third quarter of 2006 in order to decrease overhead. During 2006 we terminated seven employees and reduced our monthly cash expenses from the level at the beginning of the year by approximately $140,000 per month to approximately $60,000 per month during the fourth quarter.

In December, 2006, an investment banker introduced the owners of a social networking website known as Kiwibox.com to management. Following a period of mutual due diligence, the parties signed an Agreement and Plan of Reorganization on February 19, 2007, pursuant to the principal terms of which the Kiwibox business, owned by the corporation Kiwibox Media, Inc., will merge with our subsidiary and we will issue to the three owners of Kiwibox our securities of an aggregate value of $2,000,000, a $300,000 cash payment at closing and delivery to each of the three Kiwibox owners a two-year employment agreement that will pay each a base salary of $150,000 and stock options to purchase 7,500,000 common shares, vesting over a two-year period, with the ability to earn additional cash and stock bonuses based upon the attainment of certain business goals. The closing of the transaction with Kiwibox is scheduled to occur on or before April 30, 2007, and is subject, among other usual due diligence contingencies, to our having raised $3.5 million in cash by closing which we have promised to invest in Kiwibox in the two-year period following closing.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Financial Statements and Notes to Financial Statements are attached hereto as Exhibit A and incorporated herein by reference.

ITEM 8a: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of December 31, 2006, the end of the period covered by this Form 10-KSB for the fiscal year ended December 31, 2006, an evaluation was undertaken by the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13(a)-14(c), and; based upon that evaluation, Company management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by the subject Form 10-KSB and ensured that all material information required to be disclosed in the subject Form 10-KSB, was recorded, processed, summarized and reported as of the end of the period covered by the subject Form 10-KSB.

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

(b) Changes in Internal Control over Financial Reporting

Since the date of the most recent evaluation of the Company's internal controls by the Chief Executive Officer and Chief Financial Officer, there have not been any changes in the Company's internal controls or other factors for the period covered by the subject Form 10-KSB that materially affected or were likely to materially affect the Company's internal control over financial reporting.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Registrant’s independent auditors during the last two years.

PART III

ITEM 10:  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The names of all directors and executive officers of the Company are as follows:

Name	Positions	Term Served (Expires)
Edward L. Marney	Director
	President, Chief Executive	May 5, 2006
Officer

Director
Joerg H. Klaube	Sr. Vice President, Secretary,	December 2, 2005
Chief Financial Officer

Steven L. Gray	Director
	Chairman of the Board	August 30, 2006

Joseph J. Tomasek	Director	Feb. 11, 1999 (2006)

All Directors of the Company hold office until the next annual meeting of the shareholders and until successors have ben elected and qualified. Executive Officers of the Company are appointed by the Board of Directors at meetings of the Company 's Directors and hold office until they resign or are removed from office.

Edward L. Marney, Age 49 - Director, President and Chief Executive Officer.  Mr. Marney joined Magnitude, Inc. in May 2006 and was appointed a director in August 2006.  From 2003 to 2006, Mr. Marney was Managing Director of Triad Partners, LLC, a privately held investment company.  Prior to that from 2001-2003 Mr. Marney was Vice President, Business Intelligence at Medical Manager/WebMD Corporation.  Mr. Marney founded TouchPoint Software Corporation in 1994 and served as its CEO & President until its acquisition by WebMD Corporation in 2001.  Prior to that Mr. Marney served in various marketing and sales roles at Medical Information Technology and Burroughs Corporation.  He graduated with a B.S. from the Whittemore School of Business and Economics at the University of New Hampshire.

Joerg H. Klaube, Age 65 - Director and Chief Financial Officer, Senior Vice President. Joined Magnitude, Inc. in December 1994. From 1993 to 1994 he was Vice President Administration for Comar Technologies Inc., a computer retail firm, and from 1983 to 1993 Chief Financial Officer for Unitronix Corporation, a publicly traded software design and computer marketing firm. Prior to that, Mr. .Klaube was employed for 16 years with Siemens Corp., the US subsidiary of Siemens AG, where he served most recently as Director of Business Administration for its Telecommunications Division. He graduated from the Banking School in Berlin, Germany, and holds an MBA degree from Rutgers University.

Joseph J. Tomasek, Age 60 - Director. Mr. Tomasek was appointed a director in February 2000. He has been engaged in the private practice of corporate and securities law in his own law firm for the last ten years. Mr. Tomasek was appointed to serve as general counsel for the Company in 1999. In addition to his work with the Company, Mr. Tomasek represents several other clients in the area of corporate law.

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

Family Relationships

There are no family relationships between any of the directors or executive officers.

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

ITEM 11: EXECUTIVE COMPENSATION

2006 SUMMARY COMPENSATION TABLE

The following table sets forth the cash compensation and executive capacities for the fiscal years ended December 31, 2006 and December 31, 2005, for the chief executive officer and for each executive officer whose aggregate cash remuneration exceeded $100,000, for all executive officers as a group, and for certain other most highly compensated employees:

								(1)
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non- Qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($)
Edward L. Marney	2006	86,538						5,950	92,488
Chief Executive									-
Officer, President

Steven D. Rudnik	2006	64,788		567,677				48,250	680,715
Former Chief	2005	33,333	-	100,000		-	-	24,306	157,639
Executive Officer,
President

Mark Chroscielewski	2006	82,185							82,185
Former Sr. Vice	2005	125,000	-			-	-	12,900	137,900
President
Business Development

Joerg H. Klaube	2006	61,376						2,626	64,002
Sr. Vice President,	2005	117,308	-			-	-	12,203	129,511
CFO

Steven W. Jagels	2006	61,875							61,875
Former Sr. Vice	2005	108,333	-			-	-	13,556	121,889
President
Information Systems

Joseph J. Tomasek,	2006							96,121	96,121
Esq., Director and	2005							131,140	131,140
General Legal Counsel
Legal Fees:

Steven Gray Director	2006	30,000		107,450					137,450

All executive officers	2006	147,914						8,576	156,490
As a group (2 persons)	2005	117,308	-			-	-	12,203	12,203

Explanation: No current Company officer or employee has an employment agreement with the Company. All of the items of compensation paid to the officers and directors listed in the above Summary Compensation Table are discussed in the following paragraphs, under the individual officer’s or director’s name.

Edward L. Marney; 2006. Ed Marney joined the Company in May, 2006, becoming first our Chief Executive Officer, then our President and a director. We paid Mr. Marney a cash salary of $86,538 and reimbursed $5,950 of healthcare payments to him during 2006.

Steven D. Rudnik; 2006 and 2005. We paid our former CEO and President, Steven D. Rudnik, a cash salary of $64,788 during fiscal year 2006. On August 8, 2006, Mr. Rudnik terminated his employment agreement with us in exchange for 6,000,000 restricted common shares and aggregate cash payments of $60,000. The aggregate amount of compensation of $567,677 included in the “Stock Awards” column above, includes these 6,000,000 restricted common shares which we valued at $.06 per share, the average public market price of the Company’s common stock on the date of this settlement agreement, August 8, 2006, plus the grant of previously cancelled warrants and options, as follows: (i) 1,583,333 common stock purchase warrants, exercisable over the 3-year period commencing January 18, 2007 and exercisable at an exercise price of $.10 per common share, which we valued at $70,652 and (ii) 2,903,542 common stock options, exercisable over the 3-year period commencing January 18, 2007 at the stock option exercise price of $.10 per common share, which we valued at $137,025. In addition, the amount of “All Other Compensation” represents cash payments of $45,000 made by the Company in connection with the August 8, 2006 settlement agreement and $3,250 paid by the Company for Mr. Rudnik’s life insurance.

During fiscal year 2005, the Company agreed to convert $100,000 of Mr. Rudnik’s cash salary into 1,000,000 restricted common shares and 1,000,000 common stock purchase warrants, exercisable over the 3-year period, commencing on June 8, 2005, and exercisable at the exercise price of $0.15 per common share. In addition, “All Other Compensation” includes Company payments of $21,056 for car payments and $3,250 representing payments made for Mr. Rudnik’s life insurance.

Mark Chroscielewski; 2006 and 2005: During fiscal year 2006, the Company paid this former executive $82,185 in
Salary. During 2005, we paid Mr. Chroscielewski a cash salary of $125,000 and in the column “All Other Compensation” above for 2005, we made car payments on his behalf in the aggregate amount of $4,000 and insurance premium payments of $8,900.

Joerg H. Klaube 2006 and 2005. We paid our Chief Financial Officer a cash salary of $ 61,376 during 2006 and in the column “All Other Compensation” in the above table for 2006, life insurance premium payments on this executive’s behalf in the amount of $2,626. During fiscal year 2005, the Company paid Mr. Klaube cash salary of $117,308 and as indicated in the column “All Other Compensation” in the above table for 2005, we made life insurance premium payments on this executive’s behalf in the amount of $2,626 and car payments in the amount of $9,577.

Steven Jagels 2006 and 2005: We paid this former executive a cash salary of $61,875 during 2006. During fiscal year 2005, the Company paid Mr. Jagels a salary of $108,333 and as indicated in the column “All Other Compensation” in the above table for 2005, we made life insurance premium payments on this executive’s behalf in the amount of $1,940 and car payments in the amount of $11,616.

Joseph J. Tomasek 2006 and 2005: During fiscal years 2006 and 2005, the Company paid $ 96,121 and $ 131,140, respectively, to Mr. Tomasek for his legal services rendered to the Company.

Steven Gray 2006. During fiscal year 2006, we issued an aggregate 1,550,000 restricted common shares and 500,000 common stock purchase warrants to Mr. Gray for services rendered to the Company. During 2006, Mr. Gray assisted the Company in its change of management, providing day-to-day assistance in operations, customer relations including, interviewing potential candidates for management positions and coordinating the various audit schedule and management review projects. As set forth in the column “All Other Compensation” in the above table for 2006, we valued the 1,550,000 restricted common shares based upon their average public market trading price as of the dates we issued these shares to Mr. Gray, totaling $93,000 and the 500,000 options at $14,450, based upon a formula called the Black-Scholes Model.

Stock Options :

The following table sets forth stock options granted during 2006 pursuant to the Company’s 1997 Stock Option Plan and 2000 Stock Incentive Plan, to executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:

	Number of Common	% of Total Options
	Shares Underlying	Granted to Employees	Exercise	Expiration
Name	Options Granted	and Directors in FY	Price ($/Sh.)	Date .

There were no stock options granted to employees and directors under any of the Company’s stock option plans during 2006.

The following table sets forth aggregated stock option and warrant exercises during 2006 by executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:

	Shares		#of Shares Underlying	Value of Unexercised
	Acquired	Value	Unexercised	In-the-Money Options
Name	on Exercise (#)	Realized ($)	Options/Warrants	& Warrants at Y/E ($)

There were no stock options or warrants exercised by employee-executives or directors during 2006.

1997 Stock Option Plan:

The Company’s 1997 Stock Option Plan, as filed with Information Statement pursuant to Section 14(c) with the Commission on July 1, 1997, and with Registration Statement on Form S-8 with the Commission on September 8, 1997, is hereby incorporated by reference.

2000 Stock Incentive Plan:

The Company’s 2000 Stock Incentive Plan, as filed with the Commission as an exhibit to the quarterly report on Form 10-QSB for the period ended March 31, 2000, is hereby incorporated by reference.

Outstanding Equity Awards At Fiscal Year-End Table

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards No. of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	No. of Shares or Units of Stock that have not vested	Market Value of Shares or Units of Stock that have not vested	Equity Incentive Awards, Shares, Units Or other Rights that have not vested	Equity Incentive Plan Awards: Market or Payout value of Unearned Shares,Units or other rights that have not vested
Edward L. Marney, CEO and President	-	-	-	-	-	-	-	-	-

Steven D. Rudnik, Former CEO and President	-	2,903,542	-	$0.10	1/6/10	-	-	-	-

Joerg H. Klaube, CFO	-	-	-	-	-	-	-	-	-

Steven W. Jagels, Former SVP - Information Systems	250,000	-	-	$0.1325	2/18/07	-	-	-	-

Joseph J. Tomasek, Director and General Legal Counsel	-	-	-	-	-	-	-	-	-

Steven Gray, Chairman of the Board	500,000	-	-	$0.15	1/1/09	-	-	-	-

All Executive Officers as a group (2 persons)	500,000	-	-	-	-	-	-	-	-

Compensation of Directors:

We have not paid any compensation to any of our directors for services rendered as directors during fiscal years 2005 and 2006.

During 2006, one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $96,121 for legal services.

CORPORATE GOVERNANCE AND CODE OF ETHICS

The Company has always been committed to good corporate governance. In furtherance of this commitment, during 2002 the Board of Directors expanded the duties of the Company’s Audit Committee by increasing the Committee's duties specifically to include responsibility and oversight of corporate governance matters and adherence to the Company’s Code of Ethics. A copy of the Corporate Code of Ethics and Conduct had been included as an exhibit to the Company’s report on Form 10-KSB for the year ended December 31, 2002.

Our Board of Directors has determined that none of its current members, Edward L. Marney, Joerg H. Klaube, Joseph J. Tomasek and Steven Gray, are independent in accordance under applicable securities laws. It is the intention, however, of the Board of Directors, to identify and appoint independent directors in the current fiscal year.

Board Committees

AUDIT COMMITTEE

The Company has appointed an Audit Committee in accordance with the provisions of the Sarbanes-Oxley Act of 2002. The Audit Committee is currently comprised of one director, Steven. Gray, who is a financial expert with knowledge of financial statements, generally accepted accounting principles and accounting procedures and disclosure rules. Mr. Gray is not “independent” as defined in Section10A-3(b)(1)(iv)(A) of the Securities Exchange Act. Our Board of Directors intends to appoint additional independent members to this Audit Committee.

COMPENSATION AND NOMINATING COMMITTEES

Our board of directors intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges. Therefore, we intend that a majority of our directors will eventually be independent directors. Additionally, our board of directors is expected to appoint a nominating committee and a compensation committee, and to adopt charters relative to each such committee. Until further determination by the Board, the full Board of Directors will undertake the duties of the compensation committee and nominating committee.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 20, 2006, the record and beneficial ownership of common stock of the Company by each executive officer and director, all executive officers and directors as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title of Class )*	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Common	Edward Marney	-		-
Stock	Steven L. Gray	5,614,096	(2)	2.46%
	Joerg H. Klaube	1,400,000		0.62%
	Joseph J. Tomasek	2,847,166	(3)	1.25%

	Address of all persons above: c/o the Company.

	All Directors and Executive Officers	9,861,262		4.32%
	as a Group (4 persons)

	Michael G. Martin	13,000,000	(4)	5.7%
	12 Tillman Ct, Bridgewater, NJ 08807
	33 Group LLC	12,500,000		5.7%
	3589 NW 61 Circle, Boca Raton, FL 33496
	Azzurri Group, LLC	12,500,000		5.7%
	3589 NW 61 Circle, Boca Raton, FL 33496
	Steven D. Rudnik	24,272,986	(5)	10.3%

)*
The Company also has issued and outstanding as of March 16, 2006, 193,190 shares of its Senior Convertible Preferred Stock, with concentrations in excess of 10% for one or more of the holders of such stock, however, none of such shares bear any voting rights.

(1)
For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock which such person has the right to acquire within 60 days of March 20, 2006. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.

(2)	Includes options for 500,000 shares.

(3)	Includes warrants for 333,333 shares.

(4)	Includes options for 750,000 shares.

(5)	Includes warrants for 4,708,333 shares and options for 2,903,542 shares.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On March 31, 2000, the Company and its President and Chief Executive Officer agreed to convert a current liability payable to him in the amount of $374,890 into a Company obligation, of which $100,000 was subsequently classified as due on demand, which was repaid in April 2002, with the remaining balance of $274,890 maturing July 1, 2002. On February 19, 2002, the maturity of the term portion of $274,890 was extended to July 2003, and the board of directors of the Company approved a change in the conversion option towards a rate of $0.10 per share. In January 2004, $175,000 was repaid and the maturity of the remaining open balance of $99,890 was extended to January, 2005. This amount has been converted into common stock and warrants pursuant to a settlement agreement entered into in December 2006.

In May 2005, the Company and its President and Chief Executive Officer agreed to convert most of his base salary for the remainder of the year 2005 into 1,000,000 shares of restricted common stock and 1,000,000 warrants, exercisable during three years at the price of $0.15 per share, in lieu of $100,000 cash.

In September 2005 our officers and directors surrendered for cancellation 4,507,709 stock options, 2,283,916 common stock purchase warrants and 11,247,607 common shares in order to provide sufficient authorized common shares to accommodate the Company’s current private placement. We replaced the surrendered and cancelled common shares with shares of our Series E preferred stock which automatically converted in March, 2006, into 11,247,607 common shares, the amount of common shares equal to those surrendered. We also intend to reissue the 4,507,709 stock options and 2,283,916 warrants also surrendered for cancellation by our officers and directors with an equal amount of common shares underlying these securities. The recipients of the Series E preferred stock have waived their right to receive any dividends on their shares.

During 2006 and 2005, one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $96,121 and $131,140, respectively, for legal services.

On August 8, 2006, Steven D. Rudnik resigned from the position of Chairman of the Board of Directors of the Company. Pursuant to the principle terms of the resignation agreement, (a) his current employment agreement was terminated, (b) he resigned the position of chairman, (c) he received 6 million restricted common shares plus cash payments totaling $60,000.00 to be paid in installments through November 1, 2006, and (d) that options and warrants for an aggregate 4,486,875 share which were previously cancelled, be re-issued upon the earlier recurrence of a recapitalization of our securities that would provide sufficient common shares to accommodate them or two years from the date of the agreement. The options and warrants will have similar terms as the original instruments (exercisable at $0.10 and $0.15, respectively), but with expiration dates as of three years from the date of re-issuance.

On December 13, 2006, the Company and Steven D. Rudnik, our former President and Chief Executive Officer signed a second settlement agreement, pursuant to the principal terms of which Mr. Rudnik exchanged a Company promissory note due him in the principal amount of approximately $100,000, a $15,000 payment due him under his resignation agreement of August 8, 2006 and certain interest payments by conversion into 6,250,000 common shares and 3,125,000 warrants, exercisable over a three year period at an exercise price of $.05 per share. The Company also agreed to reissue the previously terminated stock options and warrants on or before February 18, 2007, comprised of 1,583,333 warrants to purchase common shares at the exercise price of $.10 per share anytime during the three-year period, commencing February 18, 2007, and 2,903,542 stock options to purchase common shares at the exercise price of $.10 per share anytime during the three-year period commencing February 18, 2007. This agreement also provides Mr. Rudnik a 12-month "reset" provision that entitles him to automatically benefit from any terms that are more favorable than those set forth in the agreement, including a more favorable debt conversion rate or equity investment price, that the Registrant grants to any party over the next 12 months.

On January 2, 2007, the Company and a former employee, Steven W. Jagels settled a lawsuit commenced by Mr. Jagels against the Company based upon claims which included breach of his employment agreement. We agreed to make a payment of $20,040 to Mr. Jagels and to issue 3,000,000 common shares to him by January 7, 2007. We also agreed to include these shares in this registration statement and when it is declared effective by the SEC, to cause a buyer to purchase these shares from Mr. Jagels for $75,000 prior to February 28, 2007. Upon Mr. Jagels’ receipt of these proceeds, the lawsuit will be discontinued with prejudice, or if not consummated as agreed, the lawsuit will continue.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Rosenberg Rich Baker Berman & Company ("Rosenberg") billed us in the aggregate amount of $66,433 and $63,028 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-KSB and 10-QSB for the years ended December 31, 2006 and December 31, 2005, respectively.

AUDIT-RELATED FEES

Rosenberg did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2006 and December 31, 2005.

TAX FEES

Rosenberg billed us in the aggregate amount of $5,656 and $4,790 for professional services rendered for tax related services for the fiscal years ended December 31, 2006 and December 31, 2005, respectively.

ALL OTHER FEES

The aggregate fees billed by Rosenberg for services rendered to the Company during the last two fiscal years, other than as reported above, were $0 and $0, respectively.

TRANSFER AGENT

The transfer agent for the Company is Securities Transfer Corporation, located at 2591 Dallas Parkway, Suite 102, Frisco, Texas 75034.

ANNUAL REPORT

The Company intends to continue its practice of furnishing annual reports to its shareholders containing financial statements audited by independent certified public accountants.

PART IV

ITEM 15: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The Exhibits that are filed with this report or that are incorporated by reference are set forth in the Exhibit Index attached hereto.

(b) Reports on Form 8-K

On October 31, 2006 the Company filed a report on Form 8-K announcing a restructuring plan for the Company’s operations.

On December 26, 2006 the Company filed a report on Form 8-K informing about a settlement agreement reached with the former Chief Executive Officer.

On February 2, 2007 the Company filed a report on Form 8-K informing about a loan transaction.

On February 23, 2007 the Company filed a report on Form 8-K informing about an Agreement and Plan of Reorganization involving the merger of its wholly owned subsidiary Magnitude Operations Inc. with Kiwibox Media Inc.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNITUDE INFORMATION SYSTEMS, INC.
By: /s/ Edward Marney	Date: March 30, 2007
Edward Marney President and Chief Executive Officer (Principal Executive Officer), Director

By: /s/ Joerg H. Klaube	Date: March 30, 2007
Joerg H. Klaube Secretary, Chief Financial Officer (Principal Financial Officer) Director

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Steven L. Gray	March 30, 2007
Steven L. Gray, Chairman of the Board

/s/ Joseph J. Tomasek	March 30, 2007
Joseph J. Tomasek, Director

EXHIBIT INDEX

(A)	Restated Financial Statements and Notes to Financial Statements

(3) (i)	Articles of Incorporation and Amendments thereto, incorporated herein by reference to Exhibits of previous filings with the Commission.

(3) (ii)	Bylaws of the Company, incorporated herein by reference to Exhibits of previous filings with the Commission.

(21)	Subsidiaries of the Company:

(i) Magnitude, Inc. is a corporation formed under the laws of the State of Delaware and is the name under which it conducts business.

(23)	Independent Auditors’ Consent - attached to Exhibit A.

(31.1)	Certification of Edward Marney, Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Joerg H. Klaube, Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(99.1)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE

(a)	The Company’s Quarterly Reports on Form 10-QSB for the periods ended March 31, 2006, June 30, 2006, and September 30, 2006.

(b)	All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act since the Company’s fiscal year ended December 31, 2005

Magnitude Information Systems, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2006

Magnitude Information Systems, Inc. and Subsidiaries
Index to the Consolidated Financial Statements
December 31, 2006

Page

Report of Independent Registered Public Accounting Firm	2

Financial Statements

Consolidated Balance Sheet	3

Consolidated Statements of Operations	4

Consolidated Statements of Stockholders Equity (Deficit)	5-6

Consolidated Statements of Cash Flows	7-9

Notes to the Consolidated Financial Statements	10-31

[letterhead of
Rosenberg Rich Baker Berman & Company
380 Foothill Road, Bridgewater, New Jersey]

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Magnitude Information Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Magnitude Information Systems, Inc. and Subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magnitude Information Systems, Inc. and Subsidiaries as of December 31, 2006 and the consolidated results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the financial statements, the Company’s significant operating losses and significant working capital deficiency raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Bridgewater, New Jersey
April 2, 2007

Magnitude Information Systems, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2006

Assets
Current Assets
Cash	$81,307
Accounts receivable, net of allowance for doubtful accounts of $1,900	66
Prepaid expenses	39,789
Total Current Assets	121,162
Property and equipment, net of accumulated depreciation of $35,429	10,076
Other Assets	37,890
Total Assets	169,128
Liabilities and Stockholders’ Equity (Impairment)
Current Liabilities
Accounts payable and accrued expenses	466,746
Deferred revenues	102,829
Dividends payable	341,168
Obligations to be settled in stock	97,439
Notes payable	442,450
Current maturities of long-term debt	33,529
Derivative liability for warrants and options	1,190,452
Total Current Liabilities	2,674,613

Commitments and Contingencies	-

Stockholders’ Equity (Impairment)
Preferred stock, $.001 par value, non-voting, 3,000,000 shares authorized; 109,857
shares issued and outstanding	110
Common stock, $.0001 par value, 300,000,000 shares authorized; 224,235,472 shares issued
and outstanding	22,424
Additional paid in capital	33,112,773
Accumulated (deficit)	(35,640,792)
Total Stockholders’ Equity (Impairment)	(2,505,485)
Total Liabilities and Stockholders’ Equity (Impairment)	$169,128

See notes to the consolidated financial statements.

Magnitude Information Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2006	2005
Net Sales
Software	$47,701	$189,552
Total Net Sales	47,701	189,552

Cost of Goods Sold
Software	145,496	151,713
Total Cost of Goods Sold	145,496	151,713
Gross Profit (Loss)	(97,795)	37,839

Research and development costs	75,998	217,067
Stock-based compensation (see below)	1,583,075	430,239
Selling, general and administrative expenses	1,959,999	1,801,203
Loss From Operations	(3,716,867)	(2,410,670)
Other Income (Expense)
Miscellaneous income	-	4,846
Interest income	20	6
Interest expense	(326,744)	(21,703)
Loss on disposition of assets	(355)	-
Other expenses	(5,000)	-
Impairment of software intangibles	(174,954)	-
Change in fair value of derivative conversion feature	102,762	-
Change in fair value of options and warrants	192,136	-
Total Other Income (Expense)	(212,135)	(16,851)
Loss Before Benefit from Income Taxes	(3,929,002)	(2,427,521)
Benefit from Income Taxes	33,740	209,264
Net Loss	$(3,895,262)	$(2,218,257)

Dividends on Preferred Shares	$(578,464)	$(123,235)
Net Loss Applicable to Common Shareholders, basic and diluted	$(4,473,726)	$(2,341,492)
Net Loss Per Common Share, basic and diluted	(0.03)	(0.02)
Weighted Average of Common Shares Outstanding	170,692,731	138,097,577

All of the stock-based compensation relates to selling, general and administrative expenses.

See notes to the consolidated financial statements.

Magnitude Information Systems, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (Deficit)
Year Ended December 31, 2005

	Convertible		Cumulative Preferred				Additional			Total Stockholders’
	Preferred Shares		Shares		Common Stock		Paid in	Accumulated	Deferred	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	(Deficit)

Balances, January 1, 2005	193,190	$193	1	$-	127,837,612	$12,784	$28,365,186	$(28,825,573)	$(65,636)	$(513,046)
Issuance of convertible preferred stock pursuant to private equity placements	16,667	17	-	-	-	-	99,983	-	-	100,000
Conversion of common stock into convertible preferred stock	112,476	112	-	-	(11,247,607)	(1,125)	1,013	-	-	-
Issuance of common stock for compensation	-	-	-	-	1,000,000	100	99,900	-	(100,000)	-
Issuance of common stock pursuant to private equity placements	-	-	-	-	19,666,667	1,967	1,558,033	-	-	1,560,000
Issuance of common stock for services performed	-	-	-	-	3,350,000	335	297,465	-	(205,000)	92,800
Issuance of warrants for services performed	-	-	-	-	-	-	46,700	-	(32,900)	13,800
Issuance of options for services performed	-	-	-	-	-	-	108,780	-	-	108,780
Private placement finders fees	-	-	-	-	-	-	(67,000)	-	-	(67,000)
Dividends on convertible preferred stock	-	-	-	-	-	-	-	(116,936)	-	(116,936)
Recognition of expense on deferred compensation	-	-	-	-	-	-	-	-	375,478	375,478
Amortization of discount on preferred stock	-	-	-	-	-	-	6,299	(6,299)	-	-
Net loss, year ended December 31, 2005	-	-	-	-	-	-	-	(2,218,257)	-	(2,218,257)

Balances, December 31, 2005	322,333	$322	1	$-	140,606,672	$14,061	$30,516,359	$(31,167,065)	$(28,058)	$(664,381)

See notes to the consolidated financial statements.

Magnitude Information Systems, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (Deficit)
Year Ended December 31, 2006

	Convertible		Cumulative Preferred				Additional			Total Stockholders’
	Preferred Shares		Shares		Common Stock		Paid in	Accumulated	Deferred	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	(Deficit)

Balances, January 1, 2006	322,333	$322	1	$-	140,606,672	$14,061	$30,516,359	$(31,167,065)	$(28,058)	$(664,381)
Issuance of convertible preferred stock pursuant to private equity placements	24,583	25	-	-	-	-	138,475	-	-	138,500
Issuance of common stock and warrants pursuant to private equity placements	-	-	-	-	39,000,000	3,900	1,076,100	-	-	1,080,000
Conversion of convertible preferred stock into common stock	(137,059)	(137)	-	-	13,705,940	1,371	(1,234)	-	-	-
Issuance of common stock pursuant to settlement agreements for redemption of preferred stock and accrued dividends with former officer	(100,000)	(100)	-	-	10,250,000	1,025	818,975	(469,005)	-	350,895
Issuance of equity securities pursuant to severance arrangement with former officer					6,000,000	600	567,077			567,677
Issuance of common stock in connection with the conversion of a promissory note and settlement of certain other liabilities	-	-	-	-	8,442,500	844	183,096	-	-	183,940
Issuance of common stock for services performed	-	-	-	-	6,230,360	623	467,273	-	-	467,896
Issuance of options and warrants for services performed	-	-	-	-	-	-	545,345	-	-	545,345
Amortization of discount on preferred stock	-	-	-	-	-	-	18,895	(18,895)	-	-
Reclassification of warrants and options from equity to liabilities	-	-	-	-	-	-	(1,315,085)	-	-	(1,315,085)
Recognition of beneficial conversion feature on convertible debt							97,497			97,497
Dividends on convertible preferred stock	-	-	-	-	-	-	-	(90,565)	-	(90,565)
Recognition of expense on deferred compensation	-	-	-	-	-	-	-	-	28,058	28,058
Net loss, year ended December 31, 2006	-	-	-	-	-	-	-	(3,895,262)	-	(3,895,262)

Balances, December 31, 2006	109,857	$110	1	$-	224,235,472	$22,424	$33,112,773	$(35,640,792)	$-	$(2,505,485)

See notes to the consolidated financial statements

Magnitude Information Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2006	2005
Cash Flows From Operating Activities
Net Loss	$(3,895,262)	$(2,218,257)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	173,570	153,766
Securities issued for various expenses	1,555,017	106,197
Recognition of expense - deferred compensation	28,058	375,478
Recognition of expense - derivative conversion feature	102,762	-
Amortization of debt discounts - beneficial conversion feature	97,497	-
Amortization of debt discount - warrants issued with debt	67,503	-
Loss on disposition of assets	356	-
Impairment of software intangibles	174,954
Write-down of inventories	-	6,214
Change in value of derivative liabilities	(294,898)	-
Bad debt provision	1,900	-
Decreases (Increases) in Assets
Accounts receivable	20,332	8,332
Miscellaneous receivables	-	11,322
Prepaid expenses	8,897	33,207
Other assets	23,996	(2,167)
Increases (Decreases) in Liabilities
Accounts payable and accrued expenses	171,500	38,905
Deferred revenue	77,290	(23,834)
Obligations to be settled in stock	97,439	-
Deferred rental obligation	-	(1,045)
Net Cash Used by Operating Activities	(1,589,089)	(1,509,884)

Cash Flows From Investing Activities
Purchases of equipment, fixtures, and software	(8,993)	(5,587)
Net Cash Used by Investing Activities	(8,993)	(5,587)

Cash Flows From Financing Activities
Dividends paid	-	-
Repayment of capital lease obligations	(257)	(2,977)
Proceeds from loans payable	437,450	54,500
Repayment of loans payable	(95,000)	(54,500)
Proceeds from issuance of common and preferred stock	1,218,500	1,593,000
Net Cash Provided by Financing Activities	1,560,693	1,590,023

Net Increase (Decrease) in Cash	(37,389)	74,552
Cash at beginning of period	118,696	44,144
Cash at end of period	$81,307	$118,696
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$15,687	$21,960
Taxes Paid	$1,000	$630

See notes to the consolidated financial statements.

Magnitude Information Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Year Ended December 31, 2006

Schedule of non-cash investing and financing activities

In connection with the settlement of certain liabilities stemming from prior agreements with a consultant and two former officers of the Company, and the conversion of a promissory note for $99,890, 8,442,500 common shares were issued	$183,940

In connection with the redemption of the Company’s Series C preferred stock and accrued dividends, 10,250,000 common shares were issued	$819,900

Value of options and warrants reclassified during the year from equity to liabilities	$1,315,085

Recognition of beneficial conversion feature on convertible debt instruments	$97,497

See notes to the consolidated financial statements

Magnitude Information Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Year Ended December 31, 2005

Schedule of non-cash investing and financing activities

In connection with consideration for settlement of accruals for past services, 130,000 common shares and options for 1,200,000 common shares were issued	$121,780

In connection with consideration for future services, 3,500,000 common shares and warrants for 1,000,000 were issued and recorded initially as deferred compensation	$337,900

See notes to the consolidated financial statements.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Magnitude Information Systems, Inc. (the “Company”) was incorporated as a Delaware corporation on April 19, 1988 under the name Fortunistics, Inc. On November 18, 1998, the Company changed its name to Magnitude Information Systems, Inc.

The Company and Magnitude, Inc. are two separate legal entities whereby Magnitude, Inc. operates as a subsidiary of the Company. However, the operations of the combined entity are currently comprised solely of the operations of Magnitude, Inc. The 1% of Magnitude, Inc. not owned by the Company constitutes a minority interest which is valued at $0.

The Company’s primary product is an integrated suite of proprietary software modules marketed under the name ErgoEnterpriseTM which are designed to help individual computer users and businesses increase productivity and reduce the risk of potentially preventable repetitive stress injury (RSI). These software modules can be applied individually or together in a comprehensive ergonomic and early intervention program that seeks to modify a user’s behavior by monitoring computer usage patterns over time and warning the user when to break a dangerous trend in repetitive usage of an input device, such as a keyboard or mouse. The product was developed to train people working on computers, monitor computer-use related activities and evaluate a user’s risk exposure and propensity towards injury or loss of effectiveness in connection with his/her day-to-day work. Moreover, the software enables a company to not only address the issue of health risks involving employees and to minimize resulting potential liabilities, but delivers a powerful tool to increase overall productivity.

Cash and cash equivalents

The Company accounts for cash and other highly liquid investments with original maturities of three months or less as cash and cash equivalents.

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

Magnitude Information Systems, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $387 and $811 for the years ended December 31, 2006 and 2005, respectively.

Evaluation of Long Lived Assets

Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

Securities Issued for Services

The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company’s stock is measured on the date of stock issuance or the date an option/warrant is granted. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123(R), SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-KSB have not been restated to reflect the fair value method of expensing share-based compensation.

Reclassification of certain securities under EITF 00-19

Pursuant to Emerging Issues Task Force (EITF) Issue 00-19, if a company has more than one contract subject to this Issue, and partial reclassification is required, there may be different methods that could be used to determine which contracts, or portions of contracts, should be reclassified. The Company's method for reclassification of such contracts is reclassification of contracts with the latest maturity date first. The changes in fair value for all contracts previously reclassified during 2006 amounted in total to a credit of $192,137.

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial- and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the year ended December 31, 2006.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Net Loss Per Share

Net loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, “Earnings Per Share,” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive.

Revenue Recognition

The Company’s revenue recognition policy for software sales is in accordance with Accounting Statement of Position (SOP) 97-2 “Software Revenue Recognition” and SOP 98-9 “Software Revenue recognition” which modifies SOP 97-2. Revenue is recognized at the time of licensing provided that the resulting receivable is deemed probable of collection and is fixed or determinable. Revenue from software maintenance contracts is recognized ratably as earned. When a sales contract includes multiple elements, revenues are allocated to the various elements based on Company-specific objective evidence of fair value, regardless of any separate prices for each element that may be stated within the contract.

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

GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $3,895,262 and $2,218,257 during the years ended December 31, 2006 and 2005, respectively, and has a significant working capital deficiency. The ability of the Company to continue as a going concern is dependent on increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. Management’s plans are to continue discussions with several potential investors to obtain additional capital in order to alleviate the situation.

CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in several financial institutions which are insured by the Federal Deposit Insurance Corporation up to $100,000. Balances in these accounts may, at times, exceed the federally insured limits.

The Company provides credit in the normal course of business to customers located throughout the world. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

PREPAID EXPENSES

Prepaid expenses at December 31, 2006 consist of:

Insurance	$13,089

Services	25,900

Other	800
$39,789

Magnitude Information Systems, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2006:

Equipment	$45,505
Less accumulated depreciation	35,429
$10,076

Depreciation expense charged to operations was $5,921 and $8,226 in 2006 and 2005, respectively. As a consequence to the move of our principal offices and the curtailment of staff during 2006 we disposed of certain office furniture and equipment assets with an aggregate original cost of $124,230 that were no longer needed, thereby incurring a loss of $355.

IMPAIRMENT OF INTANGIBLE SOFTWARE ASSETS

As a consequence of the re-direction of our business towards the imminent merger with Kiwibox Media Inc. and the planned completion of an exclusive licensing and support agreement with Imminent Technologies, Inc., licensing the rights to sell, support and further develop our ergonomic business and products (“SUBSEQUENT EVENTS FOOTNOTE”) we recognized a loss of $174,955 representing the write-off of the residual balance of software assets underlying our ergonomic software products.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2006:

Accounts payable	$181,540
Accrued interest	75,029
Accrued consulting fees	5,000
Accrued professional fees	119,132
Finder’s fee payable on investment	50,000
Accrued payroll	34,045
Miscellaneous accruals	2,000
$466,746

OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at December 31, 2006:

Accrued consulting fees	72,000
Accrued commissions	25,439
$97,439

Accrued consulting fees are due to two consultants for fourth quarter 2006 fees payable in a total of 725,000 common shares based on the consulting agreements entered into in 2006.

F-13

Magnitude Information Systems, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

OBLIGATIONS TO BE SETTLED IN STOCK (continued)

Accrued commissions are due to a consultant who is retained in the capacity of Senior Vice President of Business Development. In accordance with the terms of the consulting agreement, one half of such commissions are payable in cash and the other half in form of restricted shares of the Company’s common stock, valued at the market price of the Company’s common stock on the date payment of such commissions are made. At December 31, 2006, the price of the stock was $0.03 which would, had payment of the commission been made that day, require issuance of 423,983 shares.

LOANS PAYABLE

The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at December 31, 2006:

On December 4, 1996, Magnitude, Inc. repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue at December 31, 2006 and no demand for payment has been made.	$75,000
Total	$75,000

Magnitude Information Systems, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

NOTES PAYABLE

At December 31, 1999 the Company had $1,475,000 of notes outstanding related to a June 1995 private placement offering. During 2000 the holders of $1,450,000 worth of notes agreed to accept partial repayment of approximately 30% of the note balances and converted the remaining balances into common shares or convertible preferred shares. The total amount of non-converted notes outstanding at December 31, 2006 is $25,000. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000
In July 2006 two investors who also are shareholders advanced $342,450 to the Company, for which the Company issued two promissory notes, bearing interest at the rate of 8 % per year, repayable on demand.	$342,450
Total	$367,450

LONG-TERM DEBT

Long-term debt as of December 31, 2006 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529
Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$-

During the fourth quarter the Company retired a note for $99,890 issued to Steven D. Rudnik, the former president and chief executive officer. On December 13, 2006, the Company and Steven D. Rudnik, signed a settlement agreement, pursuant to the principal terms of which Mr. Rudnik exchanged the above promissory note, a $15,000 payment due him under his resignation agreement of August 8, 2006 and certain interest payments for a conversion option whereby the obligations could be converted into common stock at $0.02 per share (6,250,000 common shares upon agreement) and 3,125,000 warrants, exercisable over a three year period at an exercise price of $.05 per share (see “Commitments and Contingencies” and “Related Party Transactions”).

Magnitude Information Systems, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

DEFERRED REVENUES

Deferred revenues at December 31, 2006 consist of prepaid software maintenance and support charges which are amortized ratably over the remaining duration of the underlying maintenance agreements. On April 13, 2006 the Company received a deposit of $100,000 from a client who also is an investor in the Company. These funds were paid pursuant to a contract for the purchase of a customized version of the Company’s software products. At December 31, 2006 the contract had not been filled and the revenue has been deferred.

PREFERRED STOCK

Preferred stock is non-voting, $.001 par value per share with 3,000,000 shares authorized.

Cumulative Preferred Stock has 2,500 shares designated of which 1 share is issued and outstanding. The total Cumulative Preferred Stock at December 31, 2006 is $0 with a liquidation price of $100,000. As of December 31, 2006, there was $9,000 of cumulative preferred dividends in arrears representing $9,000 per cumulative preferred share.

Series A of the Senior Convertible Preferred Stock series which was issued in 2000 has 300,000 shares designated, 29,300 shares issued and outstanding. The total outstanding Series A Senior Convertible Preferred Stock at December 31, 2006 is $29 with a liquidation price of $146,500. The following is a description of the Series A convertible preferred stock:

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

(5)
Each share of Series A Senior Preferred shall be convertible at any time prior to the Redemption Date, at the holder’s option, into such number (the "Conversion Ratio") of shares of the Common Stock of the Company as arrived at by dividing the Liquidation Price by one hundred fifty (150) percent of the market price of the Common Stock of the Corporation ("Market Price") on the earlier of the dates such share of Series A Senior Preferred is subscribed for or issued (the "Effective Date").

As of December 31, 2006 there were $82,284 Series A Senior Convertible Preferred share dividends accrued and unpaid representing $2.81 per share.

Series B of the Senior Convertible Preferred Stock series which was issued in 2000 has 350,000 shares designated, no shares issued and outstanding. The total outstanding Series B Senior Convertible Preferred Stock at December 31, 2006 is $0. The following is a description of the Series B Senior Convertible Stock:

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

(5)
Each share of Series B Senior Preferred shall be convertible at any time prior to the Redemption Date, at the holder’s option, into shares of Common Stock of the Company on the basis of ten (10) shares of Common Stock for 1 share of Series B Senior Preferred.

As of December 31, 2006 there were no Series B Senior Convertible Preferred share dividends accrued and unpaid.

Series C of the Senior Convertible Preferred Stock series which was issued in 2000 has 120,000 shares designated. There were no shares of Series C Senior Convertible Preferred Stock outstanding at December 31, 2006. The following is a description of the Series C Senior Convertible Stock:

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

(5)
Each share of Series C Senior Preferred shall be convertible at any time prior to the Redemption Date, at the holder’s option, into shares of Common Stock of the Company on the basis of ten (10) shares of Common Stock for 1 share of Series C Senior Preferred.

As of December 31, 2006 there were no Series C Senior Convertible Preferred share dividends accrued and unpaid.

On April 10, 2006, the Company and Michael G. Martin, a former officer and director, entered into a Settlement and Conversion Agreement. Pursuant to the principal terms of this Agreement, Martin converted $900,000 of the stated value of the shares of 7% Series C Senior Convertible Preferred Stock and approximately $331,000 of accrued but unpaid dividends into 10,250,000 common shares of the Company. As a result of this Agreement, approximately $331,000 in current liabilities were terminated and removed from the Company's balance sheet. The agreement furthermore stipulated that $60,000 would be paid in cash over the course of twelve months for covenants in the agreement by the former holder, including a covenant not to compete for a period of two years. This amount has been recorded as an intangible asset, amortizable over the term of the agreement. In August 2006 the Company and the former shareholder agreed to settle the then outstanding amount of $55,000 plus additional settlement compensation of $65,000 by issuance of 2,000,000 restricted common shares.

Series D of the Senior Convertible Preferred Stock series which was issued in 2000 has 500,000 shares designated, 63,890 shares issued and outstanding. The total outstanding Series D Senior Convertible Preferred Stock at December 31, 2006 is $64 with a liquidation price of $575,010. The following is a description of the Series D Senior Convertible Stock:

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

(5)
Each share of Series D Senior Preferred shall be convertible at any time prior to the Redemption Date, at the holder’s option, into shares of Common Stock of the corporation on the basis of ten(10) shares of Common Stock for 1 share of Series D Senior Preferred.

As of December 31, 2006 there were $249,884 Series D Senior Convertible Preferred share dividends accrued and unpaid representing $3.91 per share.

Series E of the Senior Convertible Preferred Stock series which was issued in 2005 has 500,000 shares designated, 16,667 shares issued and outstanding. The total outstanding Series E Senior Convertible, Preferred Stock at December 31, 2006 is $17 with a liquidation price of $100,100. The following is a description of the Series E convertible preferred stock:

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

(2)
The Series E Senior Preferred shall with respect to dividend rights rank prior to all classes and series of Common Stock, Cumulative Preferred Stock, and the Series A, B, C, and D Senior Convertible Preferred Stock and, with respect to liquidation rights rank prior to all classes and series of Common Stock, the Cumulative Preferred Stock, and be on a par with the Series A, B, C and D Senior Convertible Preferred Stock.

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

(6)
During such time as there exist unpaid cumulative dividends due on the Series E Senior Preferred, no reclassification of the shares of the Company or capital reorganization of the Company in any manner provided by law shall be valid unless (a) the holders of a majority of all the Series E Senior Preferred approve, and (b) provision is made for the payment of the aggregate unpaid cumulative dividends then in arrears.

(7)
Each share of Series E Senior Preferred shall automatically convert, on the date six months after the date of issuance (the “Conversion Date”) which Conversion Date shall be noted on the certificate issued to the holder of each share of the Series E Senior Preferred, into shares of Common Stock of the Company on the basis of one hundred (100) shares of Common Stock for 1 share of Series E Senior Preferred. The holder of any shares of Series E Senior Preferred shall surrender, as soon as practicable on or after the Conversion Date, at the principal office of the Company or at such other office or agency maintained by the Company for that purpose, the certificate or certificates representing the shares of Series E Senior Preferred due for conversion. As promptly as practicable, and in any event within ten business days after surrender of such certificates, the Company shall deliver or cause to be delivered certificates representing the number of validly issued, fully paid and non-assessable shares of Common Stock of the Company to which such holder of Series E Senior Preferred so converted shall be entitled. Such conversion shall be deemed to have been made at the close of business on the Conversion Date, so that the rights of the holders of the Series E Senior Preferred shall thereafter cease except for the right to receive Common Stock of the Company in accordance herewith, and such converting holder of Series E Senior Preferred shall be treated for all purposes as having become the record holder of such Common Stock of the Company at such time.

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

Magnitude Information Systems, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

PREFERRED STOCK - (Continued)

During the month of November 2005, the company issued shares of Series E Convertible Preferred Stock with detachable warrants for an investment of $100,000. Due to the convertible nature of the stock and the fact that the security was in-the-money at the commitment date, the Company recorded a charge due to the beneficial conversion feature of $25,194 in accordance with EITF Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 to Certain Convertible Instruments. The value of the beneficial conversion feature was measured using the intrinsic value and is being amortized to implied preferred stock dividends to the date of earliest exercise, which is six months from the date of issuance. The amount amortized to implied preferred stock dividends in 2005 was approximately $6,298. The warrants issued in connection with the preferred stock remain outstanding.

As of December 31, 2006 there were no Series E Senior Convertible Preferred share dividends accrued.

INCOME TAXES

The income tax provision (benefit) is comprised of the following:

	Year Ended December 31,
	2006	2005
State current provision (benefit)	$(34,740)	$(209,264)
State deferred provision (benefit)	-	-
	$(34,740)	$(209,264)

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D Credits) to corporate taxpayers in New Jersey. During 2004 and 2003, the Company entered into an agreement under which it retained a third party broker to identify a buyer for its NOL Carryover. The total tax benefit of this transaction was $34,740 in 2006 and $209,264 in 2005.

The Company’s total deferred tax asset and valuation allowance are as follows:

	December 31,
	2006	2005
Total deferred tax asset, noncurrent	$11,110,000	$9,155,000
Less valuation allowance	(11,110,000)	(9,155,000)
Net deferred tax asset, noncurrent	$-	$-

The differences between income tax benefits in the financial statements and the tax benefit computed at the combined state and U.S. Federal statutory rate of 40% are as follows:

	Year Ended December 31,
	2006	2005
Tax benefit	40%	40%
Valuation allowance	(40%)	(40%)
Effective tax rate	-	-

Magnitude Information Systems, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

INCOME TAXES - (Continued)

At December 31, 2006, the Company has available approximately $29,825,000 of net operating losses to carry-forward and which may be used to reduce future federal taxable income and expire between December 31, 2007 and 2025.

At December 31, 2006, the Company has available approximately $16,140,000 of net operating losses to carry-forward and which may be used to reduce future state taxable income which expire December 31, 2012.

401(k) PLAN

The Company adopted the qualified Magnitude, Inc. sponsored 401(k) plan covering substantially all full time employees under which eligible employees may elect to contribute, within statutory limits, a percentage of their annual compensation. The Company matches up to 50% of the employee’s contribution of which the match may not exceed 3% of the employee’s total compensation for the plan year. Contributions to the plan were $8,895 and $13,017 for the years ended December 31, 2006 and 2005, respectively.

STOCK OPTION PLANS

In April 1996, Magnitude, Inc. adopted its 1996 Stock Incentive Plan (“the 1996 Plan”). The 1996 Plan provides that certain options granted thereunder are intended to qualify as “incentive stock options” (ISO) within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The initial plan and subsequent amendments provided for authorization of up to 480,000 shares. Pursuant to the above described stock exchange offer on July 2, 1997, all options under the 1996 Plan were converted into shares of the Company at a rate of 3.4676 shares of Magnitude, Inc. to 1 share of the Company.

In September 1997, the Company adopted its 1997 Stock Incentive Plan (“the 1997 Plan”). The 1997 Plan provides that certain options granted thereunder are intended to qualify as “incentive stock options” (ISO) within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while non-qualified options may also be granted under the Plan. The initial plan and subsequent amendments provided for the grant of options for up to 1,000,000 shares. The purchase price per share of common stock deliverable upon exercise of each ISO shall not be less than 100% of the fair market value of the common stock on the date such option is granted. If an ISO is issued to an individual who owns, at the time of grant, more than 10% of the total combined voting power of all classes of the Company’s common stock, the exercise price of such option shall be at least 110% of the fair market value of the common stock on the date of grant and the term of the option shall not exceed five years from the date of grant. The purchase price of shares subject to non-qualified stock options shall be determined by a committee established by the Board of Directors with the condition that such prices shall not be less than 85% of the fair market value of the common stock at the time of grant.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

STOCK OPTION PLANS - (Continued)

In May 2000 the Company adopted its 2000 Stock Incentive Plan (“the 2000 Plan”). The 2000 Plan provides that certain options granted thereunder are intended to qualify as “incentive stock options” (ISO) within the meaning of Section 422A of the United States Internal Revenue Code of 1986, while nonqualified options may also be granted under the Plan. The initial Plan provides for the grant of options for up to 5,000,000 shares. The purchase price per share of common stock deliverable upon exercise of each ISO shall not be less than 100% of the fair market value of the common stock on the date such option is granted. If an ISO is issued to an individual who owns, at the time of grant, more than 10% of the total combined voting power of all classes of the Company’s common stock, the exercise price of such option shall be at least 110% of the fair market value of the common stock on the date of the grant, and the term of the option shall not exceed five years from the date of grant. The purchase price of shares subject to non-qualified stock options shall be determined by a compensation committee established by the Board of Directors.

	Qualified and Non-Qualified Shares Under Option Pursuant to the 1997 Plan December 31,
	2006	2005
Outstanding, beginning of year	420,000	437,000
Granted during the year	-	-
Expired during the year	(420,000)	(7,000)
Surrendered during the year	-	(10,000)
Outstanding, end of year (at a price of $1.00 per share)	-	420,000
Eligible, end of year for exercise (at a price of $1.00 per share)	-	420,000

At December 31, 2006 and 2005, the weighted average exercise price and weighted average remaining contractual life is $0 and $1.00 per share and 0 months and 0 year 4 months, respectively.

At December 31, 2006, there were 1,000,000 shares reserved for future option grants.

	Qualified and Non-Qualified Shares Under Option Pursuant to the 2000 Plan December 31,
	2005	2005
Outstanding, beginning of year	783,958	2,688,442
Granted during the year	-	-
Exercised during the year	-	-
Surrendered during the year	-	(1,865,484)
Expired during the year	(452,458)	(39,000)
Outstanding, end of year (at prices ranging from $0.1325 to $0.50)	331,500	783,958
Eligible, end of year for exercise (at prices ranging from $0.1325 to $0.50)	331,500	783,958

At December 31, 2006 and 2005 the weighted average exercise price and weighted average remaining contractual life is $0.17 and $0.53 per share and 4 months and 10 months, respectively.

At December 31, 2006, there were 4,668,500 shares reserved for future option grants.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

STOCK OPTION PLANS - (Continued)

At December 31, 2006 the company has two stock-based employee compensation plans, which are described more fully above. The company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. The Company has not granted any options to employees during the years 2006 and 2005.

The Company also issues options outside of the Stock Incentive Plans which are comprised as follows:

	December 31,
	2006	2005
Outstanding, beginning of year	6,226,116	8,566,866
Granted during the year	6,653,542	1,200,000
Exercised during the year	-	-
Surrendered during the year	-	(2,632,225)
Expired during the year	(853,750)	(908,525)
Outstanding, end of year (at prices ranging from $0.01 to $1.00)	12,025,908	6,226,116

Eligible, end of year (at prices ranging from $0.01 to $1.00)	9,122,366	6,226,116

At December 31, 2006 and 2005 the weighted average exercise price and weighted average remaining contractual life is $0.20 and $0.57 per share, and 1 year 11 months and 2 years 5 months, respectively.

Of the options granted during the year ended December 31, 2006, 3,750,000 were granted as stock-based compensation to a consultant and 2,903,542 were granted to a former officer under a settlement agreement resulting in stock-based compensation of $137,026 (see “RELATED PARTY TRANSACTIONS”). These options were valued using the Black-Scholes fair value method, with the following range of assumptions based on the fair value of common stock and exercise price of the options when the options were granted: risk-free rates - 4.34% to 4.86%, dividends - 0, volatility - 117% to 155%. Total stock-based compensation recorded for the options issued to consultants was $256,925 for the year ended December 31, 2006.

WARRANTS

The Company granted common stock purchase warrants between January 2, 2005 and December 31, 2006 which are comprised as follows:.

	December 31,
	2006	2005
Outstanding, beginning of year	50,886,017	30,688,599
Granted during the year	32,416,666	23,343,334
Exercised during the year	-	-
Surrendered during the year	(2,625,000)	(2,631,916)
Expired during the year	(8,943,016)	(514,000)
Outstanding, end of year (at prices ranging from $.08 to $.15)	71,734,667	50,886,017

Eligible, end of year (at prices ranging from $.08 to $.15)	54,526,334	50,886,017

At December 31, 2006 and 2005, the weighted average exercise price and weighted average remaining contractual life is $0.11 and $0.14 per share and 1 year 11 months and 1 year 10 months, respectively.

Of the warrants granted during the year ended December 31, 2006, 4,312,500 were granted as stock-based compensation to consultants, 3,125,000 were awarded upon conversion of the convertible note held by a former officer and 1,583,333 were granted to the same former officer under a settlement agreement resulting in stock-based compensation of $70,652 (see “RELATED PARTY TRANSACTIONS”) and 23,395,833 were issued under common and preferred stock subscription agreements entered into during the year. These warrants were valued using the Black-Scholes fair value method, with the following range of assumptions based on the fair value of common stock and exercise price of the warrants when the warrants were granted: risk-free rates - 4.68% to 4.87%, dividends - 0, volatility - 154% to 156%. Total stock-based compensation recorded for the warrants issued to consultants was $288,419 for the year ended December 31, 2006.

COMMITMENTS AND CONTINGENCIES

Lease Agreement

On September 1, 2006, the Company entered a three year lease (which can be terminated by either party after 12 months) for approximately 850 square feet of office space at 1250 Route 28, Suite 309, Branchburg, New Jersey. This lease agreement calls for a base rental payment of $1,103 per month plus utility/cam/property tax charges of approximately $600 per month, with nominal increases after years two and three. The Company paid $110,079 and $125,742, respectively, during 2006 and 2005, for rent expense.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

COMMITMENTS AND CONTINGENCIES (continued)

Settlement Agreements

During the fourth quarter the Company engaged in two settlement negotiations: the first was with our former CEO and President, Steven D. Rudnik, pursuant to which we issued to him 13,861,875 Company securities in exchange for an outstanding Company note in the approximate amount of $99,890, accrued interest and a debt of $15,000, and; the second settlement was with our former executive, Steven Jagels, pursuant to which we issued to him 3,000,000 shares in exchange for his claims against the Company arising under his employment agreement. . The issuances of Company securities in these transactions represented violations of the private placement offering rules since it raised the issue of whether or not the publicly filed and pending registration statement acted as an advertising mechanism or a Company "general solicitation" of the offering of securities in these settlement transactions. If a general solicitation was found to have occurred, Messrs. Rudnik and Jagels would have the legal right to rescind their settlement agreements during the one year period following the consummation of these transactions. Since Messrs. Rudnik and Jagels had long established, direct relationships with Company officers, directors, advisors and shareholders, Company management believes that they made their investment decisions based upon those relationships. The Company firmly believes that no such general solicitation, in fact, occurred and would vigorously defend against any such claims.

Stock-Based Compensation Agreements

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

In October 2005, the Company entered into an agreement with two consultants, providing for a monthly retainer of $12,000 for a three month period. The retainer is to be paid as follows: (1) $4,000 per month starting October 2005, (2) $4,000 per month accruing until due in January 2006 and (3) warrants to purchase 200,000 of the Company’s common shares, exercisable at $0.10 per share. The consultants are contingently entitled to additional fees and warrants based on certain achievements for the remainder of the term of the agreement of one year, unless extended, and success fees for revenues generated at a rate of 15% for the first year of revenues from an introduced party and 7.5% for such revenues for the subsequent four years.

Also during 2005, the Company entered into agreements for consulting services, with the following provisions: (1) cash commission on sales and/or licensing of 5% on revenues within the first year and 2.5% on subsequent years’ revenues from such transactions; (2) if determined to be directly involved in securing the initial sale, the consultants’ commission rates per above would be 15% and 7.5%, respectively, for transactions with a Federal or State entity and 10% and 5%, respectively, for other clients; (3) any cash commission earned per the above shall be matched by the Company with a non-qualified stock option to purchase that number of shares of the Company’s common stock which equates the amount of commission earned (for example, $10,000 in commission would equate to 10,000 options). The exercise price of such options would be based on 90% of the average of the bid and ask prices of the Company’s common stock during the 20 day trading period preceding the consummation of the transaction, with a minimum exercise price of $0.10 per share.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

During the first quarter in 2006 the Company entered into consulting agreements with seven outside consultants for sales, marketing and general business advisory services. Such consulting agreements provided for compensation packages which besides certain cash remuneration include in the aggregate, subject to such agreements being in effect at future dates, the issuance of up to 1,200,000 restricted common shares, warrants for the purchase of up to 2,500,000 shares exercisable at prices between $0.10 and $0.15 per share, and options for the acquisition of up to 3,250,000 shares exercisable at prices between $0.08 and $0.10 per share. Certain of these agreements call for contingent payments of earned commissions in cash and restricted stock or with common stock options exercisable at the higher of $0.10 per share or 90% of the 20 day trailing market price of the Company’s stock prior to the date earned.

The Company also entered into an agreement with a sales executive which provided for the issuance of 400,000 restricted shares and, conditionally, sales commissions payable in the form of common shares valued at the higher of $0.10 per share or 90% of the prevailing market price of the Company’s stock.

During the second quarter in 2006 the Company’s board of directors ratified a two-year consulting agreement with an outside director to provide specialized business advisory services and to work directly for the chief executive officer in connection with certain sales and marketing projects. The agreement provides for a compensation package which includes the issuance of (a) 200,000 restricted common shares and an option to purchase 500,000 shares at the price of $0.15/share at the beginning of the consultancy and again after twelve month, and (b) 150,000 restricted shares per month during the term.

In August 2006 the Company entered into a one-year agreement with a firm specializing in technology and IP transfers, for the purpose of discovering potential candidate firms or products that would enhance Magnitude’s own software products and marketing stance. Under the agreement, the Company issued 2,254,151 restricted common shares valued at $112,708 which vest at the rate of 187,846 shares per month. The agreement was terminated in November and 1,556,291 shares were returned to the Company and subsequently cancelled.

RELATED PARTY TRANSACTIONS

On March 31, 2000, the Company and its President and Chief Executive Officer agreed to convert a current liability payable to him in the amount of $374,890 into a Company obligation, of which $100,000 was subsequently classified as due on demand, which was repaid in April 2002, with the remaining balance of $274,890 maturing July 1, 2002. On February 19, 2002, the maturity of the term portion of $274,890 was extended to July 2003, and the board of directors of the Company approved a change in the conversion option towards a rate of $0.10 per share. In January 2004, $175,000 was repaid and the maturity of the remaining open balance of $99,890 was extended to January, 2005. This amount was repaid in the form of restricted common shares pursuant to a settlement agreement with the holder, entered into in December 2006 (see detail description below).

In May 2005, the Company and its President and Chief Executive Officer agreed to convert most of his base salary for the remainder of the year 2005 into 1,000,000 shares of restricted common stock and 1,000,000 warrants, exercisable during three years at the price of $0.15 per share, in lieu of $100,000 cash.

In September 2005 our officers and directors surrendered for cancellation 4,507,709 stock options, 2,283,916 common stock purchase warrants and 11,247,607 common shares in order to provide sufficient authorized common shares to accommodate the Company’s current private placement. We replaced the surrendered and cancelled common shares with shares of our Series E preferred stock which are automatically convertible in March, 2006, into 11,247,607 common shares, the amount of common shares equal to those surrendered. We also intend to reissue the 4,507,709 stock options and 2,283,916 warrants also surrendered for cancellation by our officers and directors with an equal amount of common shares underlying these securities following adoption by the shareholders of a proposed amendment to the Company’s certificate of incorporation which amendment if adopted would increase the number of authorized common shares from 300,000,000.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

RELATED PARTY TRANSACTIONS (continued)

During 2006 and 2005, one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $96,121 and $131,140, respectively, for legal services.

On August 8, 2006, Steven D. Rudnik resigned from the position of Chairman of the Board of Directors of the Company. Pursuant to the principal terms of the resignation agreement, (a) his current employment agreement was terminated, (b) he resigned the position of chairman, (c) he received 6 million restricted common shares plus cash payments totaling $60,000.00 to be paid in installments through November 1, 2006, and (d) that options and warrants for an aggregate 4,486,875 shares which were previously cancelled, be re-issued upon the earlier recurrence of a recapitalization of our securities that would provide sufficient common shares to accommodate them or two years from the date of the agreement. The options and warrants will have similar terms as the original instruments (exercisable at $0.10 and $0.15, respectively), but with expiration dates as of three years from the date of re-issuance.

On December 13, 2006, the Company and Steven D. Rudnik, our former President and Chief Executive Officer signed a second settlement agreement, pursuant to the principal terms of which Mr. Rudnik exchanged a Company promissory note due him in the principal amount of approximately $99,890, a $15,000 payment due him under his resignation agreement of August 8, 2006 and certain interest payments for a conversion option whereby the obligations could be converted into common stock at $0.02 per share (6,250,000 common shares upon agreement) and 3,125,000 warrants issuable upon conversion, exercisable over a three year period at an exercise price of $.05 per share. Debt discounts on the obligations were recognized for the value of the issuable warrants, which was determined by a Black-Scholes calculation to be $67,503, and for the intrinsic value of the conversion option, which was determined to have a beneficial conversion feature. These discounts were immediately amortized as interest expense due to the demand nature of the obligations. The obligations were converted into the common stock and warrants in December 2006. The Company also agreed to reissue previously terminated stock options and warrants on or before February 18, 2007, comprised of 1,583,333 warrants to purchase common shares at the exercise price of $.10 per share anytime during the three-year period, commencing February 18, 2007, and 2,903,542 stock options to purchase common shares at the exercise price of $.10 per share anytime during the three-year period commencing February 18, 2007. This agreement also provides Mr. Rudnik a 12-month "reset" provision that entitles him to automatically benefit from any terms that are more favorable than those set forth in the agreement, including a more favorable debt conversion rate or equity investment price, that the Registrant grants to any party over the next 12 months.

On January 2, 2007, the Company and a former employee, Steven W. Jagels settled a lawsuit commenced by Mr. Jagels against the Company based upon claims which included breach of his employment agreement. We agreed to make a payment of $20,040 to Mr. Jagels and to issue 3,000,000 common shares to him by January 7, 2007. We also agreed to include these shares in this registration statement and when it is declared effective by the SEC, to cause a buyer to purchase these shares from Mr. Jagels for $75,000 prior to February 28, 2007. Upon Mr. Jagels’ receipt of these proceeds, the lawsuit will be discontinued with prejudice, or if not consummated as agreed, the lawsuit will continue.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

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

Magnitude Information Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NEW ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 155, Accounting for Certain Hybrid Financial Instruments. SFAS No. 155 amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.

SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows.

In March 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 156, Accounting for Servicing of Financial Asset. SFAS No. 156 amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, with respect to the accounting for separately recognized servicing assets and servicing liabilities.

SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.

SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations and cash flows.

On September 13, 2006, the SEC released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Period Misstatements When Quantifying Misstatements in Current Year Financial Statements.”, which provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The standard is effective for the first annual financial statements for fiscal years beginning after November 15, 2006. The Company is currently considering the effect of implementing the requirements of this standard.

On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement Upon the Occurrence of a Contingent Event." This FASB Staff Position (FSP) addresses the classification of options and similar instruments issued as employee compensation that allow for cash settlement upon the occurrence of a contingent event. The guidance in this FSP amends paragraphs 32 and A229 of FASB Statement No. 123 (revised 2004), Share-Based Payment

Magnitude Information Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NEW ACCOUNTING PRONOUNCEMENTS (continued)

On October 10, 2006, the FASB issued FASB Staff Position FSP FAS 123R-5, "Amendment of FASB Staff Position FAS 123R-1." This FASB Staff Position (FSP) addresses whether a modification of an instrument in connection with an equity restructuring should be considered a modification for purposes of applying FSP FAS 123(R)-1, “Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R).”

On February 3, 2006, the FASB issued FASB Staff Position FSP FAS 123R-6, "Technical Corrections of FASB Statement No. 123(R)." This FASB Staff Position (FSP) addresses certain technical corrections of FASB Statement No. 123 (revised 2004), Share-Based Payment.

The Company’s adoption of SFAS 123(R) and the implementation of these new standards did not have a material impact on the Company’s financial position, results of operations and cash flows.

LITIGATION

At the time of this report, the Company is not a party in any legal proceedings.

SUBSEQUENT EVENTS

On February 19, 2007 we signed an Agreement and Plan of Reorganization pursuant to the principal terms of which the business of Kiwibox Media Inc.will be merged into a newly formed wholly owned subsidiary of the Company. In exchange for the Kiwibox business, we agreed (a) to issue $1,500,000 worth of our restricted common shares and $500,000 worth (conversion value) of our preferred stock to the three Kiwibox owners and to pay them $300,000 cash at closing; (b) to give each of the three Kiwibox owners a two-year employment agreement that will pay them each a base salary of $150,000 per year and 7,500,000 stock options, vesting over two years with the possibility of earning cash bonuses and 3,000,000 additional stock options each if certain business performance goals are reached within the two-year period.

We also have agreed to invest $3.5 million in the Kiwibox business over the course of two years and have committed to raise these funds prior to closing. The closing of the Kiwibox transaction is scheduled to occur on or before April 30, 2007. We currently have approximately 297,000,000 common shares outstanding on a fully diluted basis. Accordingly, in addition to raising the $3.5 million, we must amend our Certificate of Incorporation to increase our authorized common shares from 300,000,000 to 600,000,000 common shares to have a sufficient number of common shares necessary to close the Kiwibox transaction.

In February 2007 we completed a bridge financing pursuant to which we issued two promissory notes for an aggregate $100,000 received in cash. The notes mature in 90 days and carry interest at the rate of 12% per year. We paid $10,000 and issued 500,000 restricted common shares as loan origination fees.