Form 10QSB
period 2007-03-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2007-05-15
CIK 838796

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______ to _______

Commission file number 33-20432

MAGNITUDE INFORMATION SYSTEMS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2228828
(State or other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1250 State Route 26, Branchburg,	New Jersey 08876
(Address of Principal Executive Office)	(Zip Code)

(908) 879-2722
(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒     No ☐

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of April 30, 2007, was 229,045,681 shares.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

INDEX

		Page Number

PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements (unaudited)

	Consolidated Balance Sheet
	- March 31, 2007	3

	Consolidated Statements of Operations
	- Three months ended March 31, 2007 and 2006	4

	Consolidated Statements of Cash Flows
	- Three months ended March 31, 2007 and 2006	5

	Notes to Consolidated Financial Statements	6 - 13

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	14 - 16

Item 3	Controls and Procedures	17

PART II - OTHER INFORMATION		18

SIGNATURES		19

PART I - Item 1 Financial Statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
March 31, 2007 (Unaudited)

Assets
Current Assets
Cash	$24,747
Accounts receivable, net of allowance for
doubtful accounts of $1,900	66
Prepaid expenses	20,033
Total Current Assets	44,846
Property and equipment, net of accumulated
depreciation of $36,792	8,713
Other assets	30,390
Total Assets	83,949

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Accounts payable and accrued expenses	548,121
Obligations to be settled in stock	129,000
Deferred revenue	100,855
Dividends payable	354,906
Loans and notes payable	581,450
Derivative liability - warrants and options	2,093,945
Current maturities of long-term debt	33,529
Total Current Liabilities	3,841,806
Long-term Debt	-
Total Liabilities	3,841,806

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
2,500 shares have been designated Cumulative Preferred Stock,
of which 1 share is issued and outstanding	0
300,000 shares have been designated Series A Convertible Preferred Stock,
350,000 shares have been designated Series B Convertible Preferred Stock,
120,000 shares have been designated Series C Convertible Preferred Stock,
500,000 shares have been designated Series D Convertible Preferred Stock,
500,000 shares have been designated Series E Convertible Preferred Stock,
of which a combined total 109,857 shares are issued and outstanding	110
Common Stock, $0.0001 par value, 300,000,000 shares authorized;
issued and outstanding 227,379,014 shares	22,738
Additional paid-in capital	33,245,178
Accumulated (deficit)
Total Stockholders’ Equity (Impairment)	(3,757,857)

Total Liabilities and Equity (Impairment)	$83,949

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Total Revenues	$3,023	$11,075

Cost of Goods Sold	-	36,365

Gross Profit (Loss)	3,023	(25,290)

Selling expenses	414	140,121
Stock-based compensation (see below)	142,875	112,492
Research and development cost	735	35,562
General and administrative expenses	317,500	406,264

Loss From Operations	(458,501)	(719,729)

Change in fair value - derivative liability	(903,493)	(19,478)
Interest expense	(9,360)	(107,977)
Total Other Income (Expense)	(912,853)	(127,455)

Loss Before Provision for Income Taxes	(1,371,354)	(847,184)

Provision for Income Taxes	-	(1,000)
Net Loss	$(1,371,354)	$(848,184)

Dividends on Preferred Stock	(13,737)	(28,380)

Net Loss Applicable to Common Shareholders	$(1,385,091)	$(876,564)

Net Loss per Common Share	$(0.006)	$(0.006)

Weighted Average Number of
Common Shares Outstanding	226,807,243	142,715,005

All of the stock-based compensation relates to selling, general and administrative expenses.

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities
Net Loss	$(1,371,354)	$(848,184)
Adjustments to Reconcile Net Loss
to Net Cash Used by Operations
Depreciation and amortization	8,863	37,520
Securities issued for various expenses	120,000	92,384
Recognition of expenses - deferred compensation	-	20,108
Recognition of expenses - derivative liabilities	903,493	122,240
Decreases (Increases) in Assets
Accounts receivable	-	241
Prepaid expenses	19,756	(6,924)
Increases (decreases) in Liabilities
Deferred revenues	(1,974)	(4,776)
Obligations to be settled in stock	31,561	-
Accounts payable and accrued expenses	94,095	74,803
Net Cash Used by Operating Activities	(195,560)	(512,588)

Cash Flows from Investing Activities
Purchases of equipment and fixtures	-	(583)
Net Cash Used by Investing Activities	-	(583)

Cash Flows from Financing Activities
Prepayments on common stock subscriptions	-	74,000
Proceeds from loans and notes	139,000	85,000
Repayment of loans and notes	-	(30,000)
Issuance of common and preferred stock	-	274,500
Net Cash Provided by Financing Activities	139,000	403,500

Net Decrease in Cash	(56,560)	(109,671)
Cash at Beginning of Period	81,307	118,696
Cash at End of Period	$24,747	$9,025

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

Business

Prior to its change in its strategic business plan in 2007, the Company’s primary product was an integrated suite of proprietary software modules marketed under the name ErgoEnterpriseTM which are designed to help individual computer users and businesses increase productivity and reduce the risk of potentially preventable repetitive stress injury (RSI). These software modules can be applied individually or together in a comprehensive ergonomic and early intervention program that seeks to modify a user’s behavior by monitoring computer usage patterns over time and warning the user when to break a dangerous trend in repetitive usage of an input device, such as a keyboard or mouse. The product was developed to train people working on computers, monitor computer-use related activities and evaluate a user’s risk exposure and propensity towards injury or loss of effectiveness in connection with his/her day-to-day work.

During the latter half of fiscal year 2006, Company management concluded that the marketplace for the Company’s ergonomic software products was not developing, and would not develop to the material extent necessary in the next 12 to 24 months, to support and sustain the Company’s sales efforts. Accordingly, management determined that it would be in the best interests of the Company and its shareholders to identify another business opportunity and pursue it for the benefit of our shareholders. On February 19, 2007, the Company, pursuant to its strategic plan to seek another business opportunity, signed an Agreement and Plan of Reorganization with the owners of a social networking website, to acquire their Kiwibox.com website and business, represented by Kiwibox Media, Inc. Pursuant to that certain Agreement and Plan of Reorganization, at the scheduled June 15, 2007 closing, Kiwibox Media, Inc.will merge with and into Magnitude Operations, Inc., a wholly owned subsidiary of Magnitude Information Systems, Inc., in a "reverse merger" transaction. The three (3) shareholders of Kiwibox Media, Inc. will transfer and deliver all of the outstanding stock of Kiwibox Media, Inc. to Magnitude Information Systems, Inc. and receive in exchange shares of Magnitude Information Systems, Inc. at closing. Also at closing and as a result of the merger, the separate legal existence of Magnitude Operations, Inc. will cease and Kiwibox Media, Inc. will be the surviving corporation of the merger and a wholly owned subsidiary of Magnitude Information Systems, Inc. Following the merger, Magnitude Information Systems, Inc.will change its corporate name to "KiwiAge Enterprises, Inc."

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2007, the results of operations for the three months ended March 31, 2007 and 2006, and the cash flows for the three months ended March 31, 2007 and 2006, have been included.

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

Securities Issued for Services

The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company’s stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123(R), SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-QSB have not been restated to reflect the fair value method of expensing share-based compensation.

Reclassification of certain securities under EITF 00-19

Pursuant to Emerging Issues Task Force (EITF) Issue 00-19, if a company has more than one contract subject to this Issue, and partial reclassification is required, there may be different methods that could be used to determine which contracts, or portions of contracts, should be reclassified. The Company's method for reclassification of such contracts is reclassification of contracts with the latest maturity date first. The change in fair value during the first quarter of 2007 resulted in a loss of $903,493 for contracts reclassified prior to the first quarter of 2007. There were no material reclassifications made during the current quarter.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

Net Loss Per Share

Net loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive.

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

2. GOING CONCERN

The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. In their reports for the fiscal years ended December 31, 2006 and December 31, 2005, our auditors had expressed an opinion that, as a result of the losses incurred, there was substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management’s plans are to continue seeking additional working capital through equity and debt placements with private and institutional investors.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

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

4. PREPAID EXPENSES

Prepaid Expenses at the end of the quarter included $19,233 prepaid insurance costs, with the remainder representing miscellaneous prepaid expenses.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2007:

Equipment	45,505
Less accumulated depreciation	36,792
Total	$8,713

Depreciation expense charged to operations was $1,363 and $1,135 in the first three months of 2007 and 2006, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at March 31, 2007:

Accounts payable	$207,264

Accrued interest	84,382

Accrued salaries	56,165

Accrued commissions	12,720

Accrued professional fees	156,855

Miscellaneous accruals	30,735

Total	$548,121

Accrued commissions are due to a consultant who was retained in the capacity of Senior Vice President of Business Development.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

7. DEFERRED REVENUES

Deferred revenues at March 31, 2007 consist of prepaid software maintenance and support charges which are amortized ratably over the remaining duration of the underlying maintenance agreements. On April 13, 2006 the Company received a deposit of $100,000 from a client who also is an investor in the Company. These funds were paid pursuant to a contract for the purchase of a customized version of the Company’s software products. At March 31, 2007 the contract had not been filled and the revenue has been deferred.

8. LOANS PAYABLE

The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at March 31, 2007:

On December 4, 1996, Magnitude, Inc. repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue at September 30, 2005 and no demand for payment has been made.	$75,000
Non-interest bearing loan extended by a shareholder of the Company, due on demand	25,000
Non-interest bearing loan extended by an officer of the Company, due on demand	14,000
Total	$114,000

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007
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

In January 2007 two shareholders loaned the Company $50,000 and $50,000 pursuant to which the Company issued ninety-day promissory notes bearing interest at the rate of 1% per month on the outstanding principal balance or 12% per year. The notes call for a loan origination fee of $5,000 each. Upon maturity and provided the Company does not have a registration statement pending with the Securities and Exchange Commission: (a) the Company is obligated to issue 500,000 restricted common shares to each lender and (b) at the option of the lender, the outstanding principal balance, accrued interest and the origination fee may be converted into shares of the Company's restricted common stock at a conversion rate that is the lower of $.05 per share or the investment rate utilized in any private placement consummated with the Company any time following the date of the note through maturity.
100,000
Total	$467,450

10. LONG-TERM DEBT

Long-term debt as of March 31, 2007 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529

Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$-

11. OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at March 31, 2007:

Accrued consulting fees	$129,000

Accrued consulting fees are due to two consultants for fourth quarter 2006 and first quarter 2007 fees payable in form of a total of 1,400,000 common shares based on consulting agreements entered into in 2006.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

12. COMMITMENTS AND CONTINGENCIES

Stock-Based Compensation Agreements

In March 2006, the Company entered into an agreement with a consultant providing options for 1,500,000 common shares, exercisable at $0.08 per share, 750,000 common shares for services rendered during the initial six month period of the contract and an additional 750,000 common shares for an extension period of six months (through February 2007). The Consultant is also entitled to contingent remuneration based on the achievement by the Company of certain profit goals. No obligation was incurred for this contingent provision in 2006 or the first quarter in 2007. The consultant is also contingently entitled to a fee based on proceeds that may be obtained through mergers or other business combinations, as follows: 5% of first $1,000,000 in consideration, 4% of the second $1,000,000, 3% of the third $1,000,000, 2% of the fourth $1,000,000 and 1% of the consideration above $4,000,000.

During the second quarter in 2006 the Company’s board of directors ratified a two-year consulting agreement with an officer and director of the Company to provide specialized business advisory services and to work directly for the chief executive officer in connection with certain sales and marketing projects. The agreement provides for a compensation package which includes the issuance of (a) 200,000 restricted common shares and an option to purchase 500,000 shares at the price of $0.15/share at the beginning of the consultancy and again after twelve month, and (b) 150,000 restricted shares per month during the term.

13. RELATED PARTY TRANSACTIONS

On January 2, 2007, the Company and a former employee, Steven W. Jagels settled a lawsuit commenced by Mr. Jagels against the Company based upon claims which included breach of his employment agreement. We agreed to make a payment of $20,040 to Mr. Jagels and to issue 3,000,000 common shares to him by January 7, 2007. We also agreed to include these shares in a registration statement and when declared effective by the SEC, to cause a buyer to purchase these shares from Mr. Jagels for $75,000 prior to February 28, 2007. Upon Mr. Jagels’ receipt of these proceeds, the lawsuit will be discontinued with prejudice, or if not consummated as agreed, the lawsuit will continue. At the time of this report, Mr. Jagels had received one half of the aforementioned amount, with the other half scheduled for transfer to Mr. Jagels during the next two weeks.

In January we issued warrants for 3,125,000 shares, exercisable at $0.05 per share, to the former president and chief executive officer, in connection with a settlement agreement reached during the fourth quarter in 2006

14. MERGER WITH KIWIBOX MEDIA INC.

On February 19, 2007 we signed an Agreement and Plan of Reorganization pursuant to the principal terms of which the business of Kiwibox Media Inc. will be merged into a newly formed wholly owned subsidiary of the Company. In exchange for the Kiwibox business, we agreed (a) to issue $1,500,000 worth of our restricted common shares and $500,000 worth (conversion value) of our preferred stock to the three Kiwibox owners and to pay them $300,000 cash at closing; (b) to give each of the three Kiwibox owners a two-year employment agreement that will pay them each a base salary of $150,000 per year and 7,500,000 stock options, vesting over two years with the possibility of earning cash bonuses and 3,000,000 additional stock options each if certain business performance goals are reached within the two-year period.

We also have agreed to invest $3.5 million in the Kiwibox business over the course of two years and have committed to raise these funds prior to closing. The closing of the Kiwibox transaction is scheduled for on or about June 15, 2007 and is subject to occur during the second quarter in 2007 and is subject, among other usual due diligence contingencies, to our having raised $3.5 million in cash by closing.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2007

14. MERGER WITH KIWIBOX MEDIA INC. (continued)

At the closing of the Kiwibox Agreement, , the Company will pay the three Kiwibox principals an aggregate cash payment of $300,000, and will issue to them a number of Company common shares equivalent to an aggregate $1,500,000 in value, based upon the Company’s common stock “Market Price”. Market Price is the average price of our common stock sold during the 10 trading days preceding the Closing. The Company will also issue to them 43,610 Preferred Shares based upon their ownership of the 43,610 Kiwibox shares outstanding at the Closing, which shall have an aggregate conversion value of $500,000 and which shall be automatically convertible into newly issued restricted Company common shares, based upon the market price of our common shares prior to the second anniversary of the closing. Each of the three Kiwibox principals shall receive a two-year contract at the closing, paying an annual base salary of $150,000, and stock options to purchase 7,500,000 Company common shares at the market price. In addition, each may earn an annual bonus of up to $100,000 and 1,500,000 stock options if certain business performance goals are attained.

In connection with the Kiwibox acquisition, the Company is required to prepare and file a shareholder consent solicitation to seek stock holder approval to approve the Kiwibox acquisition, to increase the authorized common shares of the Company from 300,000,000 to 700,000,000 common shares and to change its name to “Kiwibox Enterprises, Inc.” Each of the Company and Kiwibox has made customary representations and warranties in the Agreement. The Company and Kiwibox have also agreed to customary covenants in the Agreement, including among others, not to solicit, initiate, knowingly encourage or facilitate proposals relating to alternative acquisition or sale of assets proposals.

Following the closing of the Kiwibox acquisition, we intend to focus our efforts on the further development and marketing of the Kiwibox social networking website.

13. SUBSEQUENT EVENTS

On April 10, 2007, we entered into a certain License and Client Software Support Agreement with Imminent Technologies, LLC ("IMT"), pursuant to the principal terms of which the Company appointed IMT as a non-exclusive licensee/reseller for its suite of ergonomic software products (the "Software") and includes the exclusive appointment of IMT as the Company's support services provider to the Company's current customers with service contracts. The Agreement permits IMT to resell and sublicense the Software worldwide at prices determined exclusively by IMT. IMT will pay to Magnitude a royalty payment equal to 10% of the gross revenues in excess of $200,000 earned from the sale of the Software during each year of the Agreement. The Company agreed to pay IMT the sum of $20,000 to assist IMT in providing the customer support services in the commencement and transition period. The Agreement will automatically renew for successive one-year periods unless terminated by a party.

On April 27, 2007, the Company closed on four 90-day loans in the aggregate amount of $147,000.00. The loans accrue interest at the rate of 1% per month and upon maturity, the Company is obligated to pay the outstanding principal balance, accrued interest and an origination fee of ten (10%) percent of the principal to each lender. Upon maturity and provided the Company does not have a registration statement pending with the Securities and Exchange Commission: (a) the Company is obligated to issue 500,000 restricted common shares to each $50,000 lender and 250,000 restricted common shares to the $25,000 lender and 220,000 restricted common shares to the $22,000 lender, and (b) at the option of the lender, the outstanding principal balance, accrued interest and the origination fee may be converted into shares of the Company’s restricted common stock at a conversion rate that is the lower of $.05 per share or the investment rate utilized in any private placement consummated with the Company any time following the date of the note through maturity. The Company placed the notes issued to these lenders in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided by Regulation D and Section 4(2) of the Securities Act: the lenders all had pre-existing relationships with the Company, without any general solicitation involved; all of the lenders are accredited investors and all of the notes bear a restrictive legend.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

On February 16, 2007, the Company’s Board of Directors unanimously approved a proposed reverse merger transaction and collateral transactions between the Company and Kiwibox, pursuant to which the Company would acquire Kiwibox Enterprises, Inc. and its social networking website for teenagers. On February 19, 2007, the Company, Kiwibox Media, Inc. and the three Kiwiobox shareholders executed and delivered an Agreement and Plan of Reorganization which contained as an exhibit, the agreed upon terms and provisions of employment agreements for each of the three Kiwibox shareholders.

The Board of Directors of the Company considered the business and financial aspects of the Agreement and Plan of Reorganization (the Kiwibox Agreement”) and determined that the acquisition of Kiwibox was in the best interests of the Company and its shareholders.

In making its determination, the Board considered the following factors:

■
The Company’s ergonomic software business had not generated sales and revenues sufficient to  support its continuing operations and continues to require the raising of additional equity capital  to fund its operations:

■
The acquisition of Kiwibox would provide the Company and its shareholders with the opportunity to acquire and expand a product in the growing social networking website industry and provide the Company with, perhaps, a better platform with which to raise equity capital;

■
The Kiwibox.com website was a functional platform, already generating some revenue while the two other business opportunities that the Board reviewed and considered in early 2007 would have required further development before they could have been launched, and;

■
The Company was in preliminary discussions with several of its ex-employees about licensing its line of ergonomic software products and assuming all customer support operations, which discussions, in fact, materialized with the execution and delivery of a certain License and Client Software Support Agreement with Imminent Technologies, LLC ("IMT"), pursuant to the principal terms of which, the Company appointed IMT as a non-exclusive licensee/reseller for its suite of ergonomic software products and as the exclusive provider of support services to the Company's current customers with service contracts.

After considering all of the above factors, the Board unanimously determined that the acquisition of Kiwibox was in the best interests of the Company and its shareholders.

At the closing of the Kiwibox Agreement, scheduled for on or about June 15, 2007, the Company will pay the three Kiwibox principals an aggregate cash payment of $300,000, and will issue to them a number of Company common shares equivalent to an aggregate $1,500,000 in value, based upon the Company’s common stock “Market Price”. Market Price is the average price of our common stock sold during the 10 trading days preceding the Closing. The Company will also issue to them 43,610 Preferred Shares based upon their ownership of the 43,610 Kiwibox shares outstanding at the Closing, which shall have an aggregate conversion value of $500,000 (the “Conversion Value”), and which shall be automatically convertible into newly issued restricted Company common shares, based upon the market price of our common shares prior to the second anniversary of the closing. Each of the three Kiwibox principals shall receive a two-year contract at the closing, paying an annual base salary of $150,000, and stock options to purchase 7,500,000 Company common shares at the market price. In addition, each may earn an annual bonus of up to $100,000 and 1,500,000 stock options if certain business performance goals are attained.

In connection with the Kiwibox acquisition, the Company is required to prepare and file a shareholder consent solicitation to seek stock holder approval to approve the Kiwibox acquisition, to increase the authorized common shares of the Company from 300,000,000 to 700,000,000 common shares and to change its name to “Kiwibox Enterprises, Inc.” Each of the Company and Kiwibox has made customary representations and warranties in the Agreement, including among others, representations and warranties relating to the Company’s capitalization, compliance with laws, litigation, taxes, employee benefits and ownership of assets. The Company and Kiwibox have also agreed to customary covenants in the Agreement, including among others, not to solicit, initiate, knowingly encourage or facilitate proposals relating to alternative acquisition or sale of assets proposals.

The Agreement with Kiwibox contains certain principal conditions which must be either satisfied or waived by March 31, 2007, the scheduled closing date, which include that the Company has $3,500,000 in capital which the Company has committed in the Agreement to invest in the Kiwibox business over the 18-month period following the closing of the Agreement.

The foregoing summaries of the Kiwibox Agreement and employment agreements do not purport to be complete and are qualified in their entirety by references to the Kiwibox Agreement and employment agreements, copies of which are attached as, and included in Exhibit A to our preliminary proxy statement and amendments thereto filed on Schedule 14A with the U.S. Securities and Exchange Commission on February 28, 2007 and May 4, 2007, respectively, and incorporated herein by reference. The Agreement has been included to provide investors and security holders with information regarding its terms.

Following the closing of the Kiwibox acquisition, we intend to focus our efforts on the further development and marketing of the Kiwibox social networking website.

Our business during the first quarter was reduced to servicing a small number of software maintenance agreements that together yielded $3,023 in revenues. Our operating expenses were significantly reduced from prior periods due to a lower employee count and cost savings measures across the board, except that we incurred non-cash for “stock-based compensation” in connection with the settlement of claims from two former employees, resulting in the issuance of restricted stock and warrants (see “Related Party Transactions”). Restricted stock is priced at market and options and warrants grants are valued using the Black-Scholes valuation model. After deducting selling- and general and administrative expenses, stock-based compensation and R&D expenses totaling $461,524, the Company realized a loss from operations of $458,501 for the three months period ended March 31, 2007, compared to an operating loss of $719,729 in the first quarter in 2006. Non-operating expenses consisted primarily of an accounting charge of $903,493 reflecting the change in fair value of outstanding options and warrants as a consequence of the rising market price of our common stock during the quarter. The period result was a net loss of $1,371,354 for the quarter, compared to a loss of $848,184 for the same period in 2006.

After accounting for dividend accruals on outstanding preferred stock which totaled $13,737, the net loss for the quarter applicable to common shareholders was $1,385,091 or $0.006 per share, compared to a loss of $876,564 or $0.006 per share for the same quarter in the previous year.

Liquidity and Capital Resources

In the absence of cash flow from operations, required working capital to finance ongoing operations was supplied entirely from short-term borrowings. During the quarter, the Company received $139,000 in proceeds in the form of cash.

At March 31, 2007, the deficit in working capital amounted to $3,796,960 as compared to $2,553,451 at December 31, 2006. Stockholders’ equity showed an impairment of $3,757,857 at the end of the quarter. The negative cash flow from operations for the three months ended March 31, 2007 totaled $195,560 and was substantially financed by borrowings.

At the time of this submission, the Company had no bank debt. At March 31, 2007 its short-term liabilities, aside from trade payables and accruals, consisted of certain notes and loans aggregating approximately $581,450. Current liabilities include $354,906 unpaid dividends on outstanding preferred stock. We expect that these dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

Current cash reserves and net cash flow from operations expected during the near future are inadequate when measured against present and anticipated future needs, and the Company’s financial situation remains precarious. In order to remedy the liquidity constraints management is seeking further investments in form of debt or equity capital. There can be no assurance, however, that these efforts will lead to the desired outcome and that the Company will be successful in obtaining the working capital needed to fund on-going operations. If the Company failed to do so, either by not acquiring sufficient funds, or not receiving such funds in a timely manner, management may be forced to effect further severe cut-backs in the Company’s operations.

Item 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Form 10-QSB for the quarter ended March 31, 2007, an evaluation was undertaken by the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13(a)-14(c), and; based upon that evaluation, Company management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the subject Form 10-QSB and ensured that all material information required to be disclosed in the subject Form 10-QSB, was recorded, processed, summarized and reported as of the end of the period covered by the subject Form 10-QSB.

The Company maintains a system of internal controls designed to provide reasonable assurance that: (i) the Company’s transactions are properly authorized; (ii) the Company’s assets are protected against unauthorized or improper use, and (iii) the Company’s transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with generally accepted accounting principles.

(b) Changes in Internal Control over Financial Reporting

Since the date of the most recent evaluation of the Company’s internal controls by the Chief Executive Officer and Chief Financial Officer, there have not been any significant changes in the Company’s internal controls or other factors for the period covered by the subject Form 10-QSB that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any legal proceedings.

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)  Issuance of unregistered securities

During the quarter ended March 31, 2007, the Company issued the following unregistered securities:

(i)
3,000,000 shares of common stock and warrants for the purchase of 3,125,000 shares, exercisable at $0.05 per share, to a former employee and to the former president and chief executive officer of the Company, in settlement of respective proceedings (see “Related Party Transactions”).

(ii)	142,542 shares of common stock to a former employee for commissions earned.

(iii)	On January 29, 2007, the Company closed on two 90-day loans in the amount of $50,000.00 each. The loans accrue interest at the rate of 1% per month and upon maturity, the Company is obligated to pay to the lenders the outstanding principal balance, accrued interest and an origination fee of $5,000 to each lender. Upon maturity and provided the Company does not have a registration statement pending with the Securities and Exchange Commission: (a) the Company is obligated to issue 500,000 restricted common shares to each lender and (b) at the option of the lender, the outstanding principal balance, accrued interest and the origination fee may be converted into shares of the Company's restricted common stock at a conversion rate that is the lower of $.05 per share or the investment rate utilized in any private placement consummated with the Company any time following the date of the note through maturity.

The Company relied upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), of Section 4(2) and Regulation D in connection with the issuance of the above identified securities. The Company had a pre-existing relationship with the recipients and no general solicitation was involved; each is an accredited investor and all securities issued contained a restrictive legend, disclosing that any transfer or other disposition could only be made in compliance with the registration requirements of the Securities Act or pursuant to exemptions therefrom

(b)	Not applicable

(c)	None

Item 3 DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $350,000. These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

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

(31.1) - Certification of Edward Marney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) - Certification of Joerg H. Klaube, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) - Certification of Edward Marney, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(32.2) - Certification of Joerg H. Klaube, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(a)	Reports on Form 8-K:

On February 2, 2007, the Company filed a report on Form 8-K, informing about a bridge financing transaction for $100,000.

On February 23, 2007, the Company filed a report on Form 8-K, informing about an Agreement and Plan of Reorganization entered into with Kiwibox Media Inc. on February 19, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNITUDE INFORMATION SYSTEMS, INC.

Date: May 11, 2007	By: ___/s/ Edward Marney___________
Edward Marney
Chief Executive Officer