Form 10KSB/A
period 2006-12-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2007-08-08
CIK 838796

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE OF 1934

For the Transition Period From ___________ to __________

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

As of March 17, 2007 227,379,014 shares of Common Stock, $.0001 par value, were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to the Annual Report on Form 10-KSB of Magnitude Information Systems, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006, originally filed with the Securities and Exchange Commission on April 2, 2007 (the “Original Filing”). The Company is filing this Amendment No. 1 for the purpose of amending and expanding its Item 8a. Controls and Procedures disclosures, filing a signed accountant’s report and corrected Certifications of Company officers. Except as described above, this Amendment No. 1 does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing.

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

The Company’s primary product was an integrated suite of proprietary software modules marketed under the name ErgoEnterprise™ which was designed to help individual computer users and businesses increase productivity and reduce the risk of potentially preventable repetitive stress injury (RSI). These software modules can be applied individually or together in a comprehensive ergonomic and early intervention program that seeks to modify a user’s behavior by monitoring computer usage patterns over time and warning the user when to break a dangerous trend in repetitive usage of an input device, such as a keyboard or mouse. The product was developed to train people working on computers, monitor computer-use related activities and evaluate a user’s risk exposure and propensity towards injury or loss of effectiveness in connection with his/her day-to-day work. Moreover, the software enables a company to not only address the issue of health risks involving employees and to minimize resulting potential liabilities, but delivers a powerful tool to increase overall productivity.

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

In July 1999, Cornell University released a study entitled “Effects of Ergonomic Management Software on Employee Performance,” a field experimental test of the effects of ErgoEnterprise on computer work activity1. Professor Alan Hedge tested the effects of using Magnitude’s ergonomic work pacing software to monitor keyboard and mouse activity, and to provide computer users with information on appropriate, discretionary rest breaks. The software also provided information on stretching exercises, appropriate postures, and appropriate workstation adjustments. The Wall Street office of a nationwide insurance brokerage firm was chosen as the test site for this study.

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

Research and Development

In our prior business, the Company invested considerable resources in the further development of the overall ErgoEnterprise™ system and related product documentation and marketing collateral materials. In late summer 1997, the first official version of ErgoEnterprise™, Version 1.78, was released, followed by yearly upgrades since then.

The Company has expensed all expenditures related to the above efforts. Such expenses totaled approximately $75,998 for the year ended December 31, 2006, and $217,067 for the year ended December 31, 2005.

Competition

The ergonomic software products marketplace previously addressed by the Company was served by a number of smaller software companies, none of which occupies a dominant position. For the most, these competitors market software products that address only one or a few of the task complexes covered by the Company’s products, without thereby offering a comparable breadth of function and integration in such areas as work-site evaluation, employee training and work pacing.

During fiscal year 2006, the Company was not aware of any products that compete - in terms of breadth of functionality - with the integrated software product suite that was marketed by the Company under the trade name ErgoEnterprise™.

Seasonality and Dependency

The industry segment in which the Company did business is not seasonal. The Company’s past revenues come primarily from smaller orders for pilot projects and field tests, and a limited number of individual larger orders where successfully completed pilot projects led to departmental or enterprise-wide deployment. The nature of the business does not usually involve repeat orders and therefore does not create dependency on a specific customer or group of customers.

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

SELECTED FINANCIAL DATA

Balance Sheet

December 31, 2006,
Total assets	$169,128
Current liabilities	2,674,613
Long-term debt	-
Working capital	(2,553,451)
Shareholders’ equity (deficit)	$(2,505,485)

Statement of Operations
	For the Year Ended December 31,
	2006	2005
Total revenues	$47,701	$189,552
Operating income (loss)	(3,716,867)	(2,410,670)
Net (loss)	(3,895,262)	(2,218,257)
Net (loss) after dividends
On Preferred Shares	(4,473,726)	(2,341,492)

Net loss per common share	$(0.03)	$(0.02)
Number of shares used in computing
per share data	170,692,731	138,097,577

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

ITEM 8a: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

As of December 31, 2006, the end of the period covered by this Form 10-KSB for the fiscal year ended December 31, 2006, an evaluation was undertaken, under the supervision and with the participation of the Company's management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act; and; based upon that evaluation, Company management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the design of the Company's disclosure controls and procedures are effective and ensure that all material information required to be disclosed by the Company in the reports that it files or submits under the Act, are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms; in addition, the evaluation confirmed that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to Company management, including its President/Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Control over Financial Reporting

Since the date of the most recent evaluation of the Company's internal controls by Company management, including the President/Chief Executive Officer and Chief Financial Officer, there have not been any changes in the Company's internal controls or other factors for the period covered by the subject Form 10-KSB that materially affected or were likely to materially affect the Company's internal control over financial reporting.

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

ITEM 11: EXECUTIVE COMPENSATION

2006 SUMMARY COMPENSATION TABLE

The following table sets forth the cash compensation and executive capacities for the fiscal years ended December 31, 2006 and December 31, 2005, for the chief executive officer and for each executive officer whose aggregate cash remuneration exceeded $100,000, for all executive officers as a group, and for certain other most highly compensated employees:

								(1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compen sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Edward L. Marney	2006	86,538						5,950	92,488
Chief Executive									-
Officer, President									-

Steven D. Rudnik	2006	64,788		567,677				48,250	680,715
Former Chief	2005	33,333	-	100,000		-	-	24,306	157,639
Executive Officer,
President

Mark Chroscielewski	2006	82,185							82,185
Former Sr. Vice	2005	125,000	-			-	-	12,900	137,900
President
Business Development

Joerg H. Klaube	2006	61,376						2,626	64,002
Sr. Vice President,	2005	117,308	-			-	-	12,203	129,511
CFO

Steven W. Jagels	2006	61,875							61,875
Former Sr. Vice	2005	108,333	-			-	-	13,556	121,889
President
Information Systems

Joseph J. Tomasek,	2006							96,121	96,121
Esq., Director and	2005							131,140	131,140
General Legal Counsel
Legal Fees:

Steven Gray	2006	30,000		107,450				137,450
Director

All executive officers	2006	147,914						8,576	156,490
As a group (2 persons)	2005	117,308	-			-	-	12,203	12,203

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

Stock Options:

The following table sets forth stock options granted during 2006 pursuant to the Company’s 1997 Stock Option Plan and 2000 Stock Incentive Plan, to executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:

Name	Number of Common Shares Underlying Options Granted	% of Total Options Granted to Employees and Directors in FY	Exercise Price ($/Sh.)	Expiration Date

There were no stock options granted to employees and directors under any of the Company’s stock option plans during 2006.

The following table sets forth aggregated stock option and warrant exercises during 2006 by executive officers, certain other employees with highest remuneration, directors, and beneficial owners of more than 10 percent of any class of equity securities of the Company:

Name	Shares Acquired on Exercise (#)	Value Realized ($)	#of Shares Underlying Unexercised Options/Warrants	Value of Unexercised In-the-Money Options & Warrants at Y/E ($)

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

The following table sets forth, as of March 20, 2006, the record and beneficial ownership of common stock of the Company by each executive officer and director, all executive officers and directors as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title	Name and Address of	Amount and Nature of		Percent
of Class )*	Beneficial Owner	Beneficial Ownership (1)		of Class
Common	Edward Marney	-		-
Stock	Steven L. Gray	5,614,096	(2)	2.46%
	Joerg H. Klaube	1,400,000		0.62%
	Joseph J. Tomasek	2,847,166	(3)	1.25%

	Address of all persons above: c/o the Company.

	All Directors and Executive Officers
	as a Group (4 persons)	9,861,262		4.32%

	Michael G. Martin	13,000,000	(4)	5.7%
	12 Tillman Ct, Bridgewater, NJ 08807
	33 Group LLC	12,500,000		5.7%
	3589 NW 61 Circle, Boca Raton, FL 33496
	Azzurri Group, LLC	12,500,000		5.7%
	3589 NW 61 Circle, Boca Raton, FL 33496
	Steven D. Rudnik	24,272,986	(5)	10.3%

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Amendment No. 1 to Form 10-KSB for the fiscal year ended December 31, 2006 to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNITUDE INFORMATION SYSTEMS, INC.

By: /s/ Edward Marney	Date: August 7, 2007
Edward Marney President and Chief Executive Officer (Principal Executive Officer), Director

By: /s/ Joerg H. Klaube	Date: August 7, 2007
Joerg H. Klaube Secretary, Chief Financial Officer (Principal Financial Officer) Director

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Steven L. Gray	August 7, 2007
Steven L. Gray, Chairman of the Board

/s/ Joseph J. Tomasek	August 7, 2007
Joseph J. Tomasek, Director

EXHIBIT INDEX

(A)	Restated Financial Statements and Notes to Financial Statements

(3) (i)	Articles of Incorporation and Amendments thereto, incorporated herein by reference to Exhibits of previous filings with the Commission.

(3) (ii)	Bylaws of the Company, incorporated herein by reference to Exhibits of previous filings with the Commission.

(21)	Subsidiaries of the Company:

(i)	Magnitude, Inc. is a corporation formed under the laws of the State of Delaware and is the name under which it conducts business.

(23)	Independent Auditors’ Consent - attached to Exhibit A.

(31.1)	Certification of Edward Marney, Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Joerg H. Klaube, Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(99.1)	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE

(a)	The Company’s Quarterly Reports on Form 10-QSB for the periods ended March 31, 2006, June 30, 2006, and September 30, 2006.

(b)	All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act since the Company’s fiscal year ended December 31, 2005

Magnitude Information Systems, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2006

Magnitude Information Systems, Inc. and Subsidiaries
Index to the Consolidated Financial Statements
December 31, 2006

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Consolidated Balance Sheet	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders Equity (Deficit)	F-5 - F-6

Consolidated Statements of Cash Flows	F-7 - F-9

Notes to the Consolidated Financial Statements	F-10 - F-31

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

/s/Rosenberg Rich Baker Berman & Company
Bridgewater, New Jersey April 2, 2007	Rosenberg Rich Baker Berman & Company

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

Magnitude Information Systems, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (Deficit)
Year Ended December 31, 2005

	Convertible Preferred Shares		Cumulative Preferred Shares		Common Stock		Additional Paid in	Accumulated	Deferred	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	(Deficit)

Balances, January 1, 2005	193,190	$193	1	$-	127,837,612	$12,784	$28,365,186	$(28,825,573)	$(65,636)	$(513,046)
Issuance of convertible preferred stock pursuant to private equity placements	16,667	17	-	-	-	-	99,983	-	-	100,000
Conversion of common stock into convertible preferred stock	112,476	112	-	-	(11,247,607)	(1,125)	1,013	-	-	-
Issuance of common stock for compensation	-	-	-	-	1,000,000	100	99,900	-	(100,000)	-
Issuance of common stock pursuant to private equity placements	-	-	-	-	19,666,667	1,967	1,558,033	-	-	1,560,000
Issuance of common stock for services performed	-	-	-	-	3,350,000	335	297,465	-	(205,000)	92,800
Issuance of warrants for services performed	-	-	-	-	-	-	46,700	-	(32,900)	13,800
Issuance of options for services performed	-	-	-	-	-	-	108,780	-	-	108,780
Private placement finders fees	-	-	-	-	-	-	(67,000)	-	-	(67,000)
Dividends on convertible preferred stock	-	-	-	-	-	-	-	(116,936)	-	(116,936)
Recognition of expense on deferred compensation	-	-	-	-	-	-	-	-	375,478	375,478
Amortization of discount on preferred stock	-	-	-	-	-	-	6,299	(6,299)	-	-
Net loss, year ended December 31, 2005	-	-	-	-	-	-	-	(2,218,257)	-	(2,218,257)

Balances, December 31, 2005	322,333	$322	1	$-	140,606,672	$14,061	$30,516,359	$(31,167,065)	$(28,058)	$(664,381)

See notes to the consolidated financial statements.

Magnitude Information Systems, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (Deficit)
Year Ended December 31, 2006
	Convertible Preferred Shares		Cumulative Preferred Shares		Common Stock		Additional Paid in	Accumulated	Deferred	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	(Deficit)

Balances, January 1, 2006	322,333	$322	1	$-	140,606,672	$14,061	$30,516,359	$(31,167,065)	$(28,058)	$(664,381)
Issuance of convertible preferred stock pursuant to private equity placements	24,583	25	-	-	-	-	138,475	-	-	138,500
Issuance of common stock and warrants pursuant to private equity placements	-	-	-	-	39,000,000	3,900	1,076,500	-	-	1,080,000
Conversion of convertible preferred stock into common stock	(137,059)	(137)	-	-	13,705,940	1,371	(1,234)	-	-	-
Issuance of common stock pursuant to settlement agreements for redemption of preferred stock and accrued dividends with former officer	(100,000)	(100)	-	-	10,250,000	1,025	818,975	(469,005)	-	350,895
Issuance of equity securities pursuant to severance arrangement with former officer					6,000,000	600	567,077			567,677
Issuance of common stock in connection with the conversion of a promissory note and settlement of certain other liabilities	-	-	-	-	8,442,500	844	183,096	-	-	183,940
Issuance of common stock for services performed	-	-	-	-	6,230,360	623	467,273	-	-	467,896
Issuance of options and warrants for services performed	-	-	-	-	-	-	545,345	-	-	545,345
Amortization of discount on preferred stock	-	-	-	-	-	-	18,895	(18,895)	-	-
Reclassification of warrants and options from equity to liabilities	-	-	-	-	-	-	(1,315,085)	-	-	(1,315,085)
Recognition of beneficial conversion feature on convertible debt							97,497			97,497
Dividends on convertible preferred stock	-	-	-	-	-	-	-	(90,565)	-	(90,565)
Recognition of expense on deferred compensation	-	-	-	-	-	-	-	-	28,058	28,058
Net loss, year ended December 31, 2006	-	-	-	-	-	-	-	(3,895,262)	-	(3,895,262)

Balances, December 31, 2006	109,857	$110	1	$-	224,235,472	$22,424	$33,112,773	$(35,640,792)	$-	$(2,505,485)

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

During the latter half of fiscal year 2006, Company management concluded that the marketplace for the Company’s ergonomic software products was not developing, and would not develop to the material extent necessary in the next 12 to 24 months, to support and sustain the Company’s sales efforts. Accordingly, management determined that it would be in the best interests of the Company and its shareholders to identify another business opportunity and pursue it for the benefit of our shareholders. On February 19, 2007, the Company, pursuant to its strategic plan to seek another business opportunity, signed an Agreement and Plan of Reorganization with the owners of a social networking website, to acquire their Kiwibox.com website and business, represented by Kiwibox Media, Inc. (see “Subsequent Events”). Thereafter, in March 2007, the Company signed an exclusive licensing and support agreement with Imminent Technologies, Inc., licensing the rights to sell, support and further develop its ergonomic business and products.

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

IMPAIRMENT OF INTANGIBLE SOFTWARE ASSETS

As a consequence of the re-direction of our business towards the imminent merger with Kiwibox Media Inc. (see “Management’s Discussion and Analysis of Operations” in our report on Form 10-KSB for this year) and the planned completion of an exclusive licensing and support agreement with Imminent Technologies, Inc., licensing the rights to sell, support and further develop our ergonomic business and products (see Item 1 “Business” in our report on Form 10-KSB for this year) we recognized a loss of $174,955 representing the write-off of the residual balance of software assets underlying our ergonomic software products.

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

During the fourth quarter the Company retired a note for $99,890 issued to Steven D. Rudnik, the former president and chief executive officer. On December 13, 2006, the Company and Steven D. Rudnik, signed a settlement agreement, pursuant to the principal terms of which Mr. Rudnik exchanged the above promissory note, a $15,000 payment due him under his resignation agreement of August 8, 2006 and certain interest payments for a conversion option whereby the obligations could be converted into common stock at $0.02 per share (6,250,000 common shares upon agreement) and 3,125,000 warrants, exercisable over a three year period at an exercise price of $.05 per share (see “Commitments and Contingencies” and “Related Party Transactions”)..

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

Of the options granted during the year ended December 31, 2006, 3,750,000 were granted as stock-based compensation to a consultant and 2,903,542 were granted to the same former officer under a settlement agreement resulting in stock-based compensation of $137,026 (see “RELATED PARTY TRANSACTIONS”). These options were valued using the Black-Scholes fair value method, with the following range of assumptions based on the fair value of common stock and exercise price of the warrants when the warrants were granted: risk-free rates - 4.34% to 4.86%, dividends - 0, volatility - 117% to 155%. Total stock-based compensation recorded for the options issued to consultants was $256,925 for the year ended December 31, 2006.

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

In September 2005 our officers and directors surrendered for cancellation 4,507,709 stock options, 2,283,916 common stock purchase warrants and 11,247,607 common shares in order to provide sufficient authorized common shares to accommodate the Company’s current private placement. We replaced the surrendered and cancelled common shares with shares of our Series E preferred stock which are automatically convertible in March, 2006, into 11,247,607 common shares, the amount of common shares equal to those surrendered. We also intend to reissue the 4,507,709 stock options and 2,283,916 warrants also surrendered for cancellation by our officers and directors with an equal amount of common shares underlying these securities following adoption by the shareholders of a proposed amendment to the Company’s certificate of incorporation which amendment if adopted would increase the number of authorized common shares from 300,000,000..

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