Form 10QSB
period 2007-06-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2007-08-20
CIK 838796

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended June 30, 2007

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
Yes   X    No _____

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of July 31, 2007, was 231,945,681 shares.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

INDEX

Page Number
PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

Consolidated Balance Sheet
- June 30, 2007	3

Consolidated Statements of Operations
- Three and six months ended June 30, 2007 and 2006	4

Consolidated Statements of Cash Flows
- Six months ended June 30, 2007 and 2006	5

Notes to Consolidated Financial Statements	6 - 13

Item 2 Management’s Discussion and Analysis of Financial Condition
and Results of Operations	14 - 16

Item 3 Controls and Procedures	17

PART II - OTHER INFORMATION	18

SIGNATURES	19

PART I - Item 1 Financial Statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEET
June 30, 2007 (Unaudited)

Assets
Current Assets
Cash	$32,809
Accounts receivable, net of allowance for
doubtful accounts of $1,900	66
Prepaid expenses	19,244
Total Current Assets	52,119
Property and equipment, net of accumulated
depreciation of $38,179	10,633
Deferred finance costs, net of accumulated
amortization of $203,376	96,724
Other assets	22,890
Total Assets	182,366

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Accounts payable and accrued expenses	725,066
Obligations to be settled in stock	485,400
Deferred revenue	100,109
Dividends payable	368,643
Loans and notes payable, net of discount of $36,337	753,113
Derivative liability - warrants and options	1,826,151
Current maturities of long-term debt	33,529
Total Current Liabilities	4,292,011
Long-term Debt	-
Total Liabilities	4,292,011

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
2,500 shares have been designated Cumulative Preferred Stock,
of which 1 share is issued and outstanding	0
300,000 shares have been designated Series A Convertible Preferred Stock,
350,000 shares have been designated Series B Convertible Preferred Stock,
120,000 shares have been designated Series C Convertible Preferred Stock,
500,000 shares have been designated Series D Convertible Preferred Stock,
500,000 shares have been designated Series E Convertible Preferred Stock,
of which a combined total 93,190 shares are issued and outstanding	93
Common Stock, $0.0001 par value, 300,000,000 shares authorized;
issued and outstanding 231,195,681 shares	23,120
Additional paid-in capital	33,531,153
Accumulated (deficit)	(37,664,011)
Total Stockholders’ Equity (Impairment)	(4,109,645)

Total Liabilities and Equity (Impairment)	$182,366

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Total Revenues	$933	$21,079	$3,956	$32,154

Cost of Goods Sold	-	36,384	-	72,749

Gross Profit (Loss)	933	(15,305)	3,956	(40,595)

Selling expenses	-	170,351	414	310,472
Stock-based compensation (see below)..	172,000	409,065	292,000	521,557
Research and development cost	-	34,967	735	70,529
General and administrative expenses	391,288	462,587	731,663	868,851

Loss from Operations	(562,355)	(1,092,275)	(1,020,856)	(1,812,004)

Other Income (Expense)
Misc. non-operating expenses	(164)	(5,000)	(164)	(5,000)
Change in fair value -derivative liability	267,786	25,681	(635,699)	6,203
Amortization of finance costs	(203,376)	-	(203,376)	-
Interest income	-	20	-	20
Interest expense	(103,443)	(41,427)	(112,803)	(149,404)
Total Other Income (Expense)	(39,197)	(20,726)	(952,042)	(148,181)

Loss before Provision for Income Taxes	(601,552)	(1,113,001)	(1,972,898)	(1,960,185)

Provision for income taxes	22,846	-	22,846	1,000

Net Loss	$(624,398)	$(1,113,001)	$(1,995,744)	$(1,961,185)

Dividends on Preferred Stock...........	(13,738)	(486,884)	(27,475)	(515,264)

Net Loss applicable to Common Shareholders	$(638,136)	$(1,599,885)	$(2,023,219)	$(2,476,449)
Net Loss per Common Share	$(0.003)	$(0.010)	$(0.009)	$(0.016)
Weighted Average Number of
Common Shares Outstanding	229,842,905	167,740,390	228,325,074	155,227,698

All of the stock-based compensation relates to selling, general and administrative expenses.

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash Flows from Operating Activities
Net Loss	$(1,995,744)	$(1,961,185)
Adjustments to Reconcile Net Loss
to Net Cash Used by Operations
Depreciation and amortization	17,750	81,705
Securities issued for various expenses	292,000	521,555
Change in fair value - derivative liabilities	635,699	(6,203)
Accretion of beneficial conversion feature	78,003	8,000
Amortization of deferred finance costs	203,376	-
Recognition of expenses - derivative liabilities	-	102,762
Decreases (Increases) in Assets
Accounts receivable	-	16,339
Prepaid expenses	20,545	(1,858)
Increases (decreases) in Liabilities
Deferred revenues	(2,720)	(9,716)
Prepayments	-	100,000
Obligations to be settled in stock	66,561	24,000
Accounts payable and accrued expenses	236,340	41,399
Net Cash Used by Operating Activities	(448,190)	(1,083,202)

Cash Flows from Investing Activities
Purchases of equipment and fixtures	(3,308)	(6,876)
Net Cash Used by Investing Activities	(3,308)	(6,876)

Cash Flows from Financing Activities
Prepayments on common stock subscriptions	50,000	24,000
Proceeds from loans and notes	347,000	378,250
Repayment of loans and notes	-	(48,250)
Proceeds from conversion of stock options	6,000	-
Issuance of common and preferred stock	-	624,500
Net Cash Provided by Financing Activities	403,000	978,500

Net Decrease in Cash	(48,498)	(111,578)
Cash at Beginning of Period	81,307	118,696
Cash at End of Period	$32,809	$7,118

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

During the period ended June 30, 2007, the Company recognized $114,340 for the intrinsic value of the beneficial conversion features underlying convertible debt by recording a debt discount and corresponding credit to paid-in capital.

During the period ended June 30, 2007, the Company incurred $300,100 in deferred finance costs from financings for the period, recorded as liabilities, which contain provisions for settlement in stock or cash.

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

During the latter half of fiscal year 2006, Company management concluded that the marketplace for the Company’s ergonomic software products was not developing, and would not develop to the material extent necessary in the next 12 to 24 months, to support and sustain the Company’s sales efforts. Accordingly, management determined that it would be in the best interests of the Company and its shareholders to identify another business opportunity and pursue it for the benefit of our shareholders. On February 19, 2007, the Company, pursuant to its strategic plan to seek another business opportunity, signed an Agreement and Plan of Reorganization with the owners of a social networking website, to acquire their Kiwibox.com website and business, represented by Kiwibox Media, Inc. Pursuant to that certain Agreement and Plan of Reorganization, on August 16, 2007, Kiwibox Media, Inc. merged with and into Magnitude Operations, Inc., a wholly owned subsidiary of Magnitude Information Systems, Inc., in a "reverse merger" transaction. (see subsequent event footnote) The three (3) shareholders of Kiwibox Media, Inc. transferred and delivered all of the outstanding stock of Kiwibox Media, Inc. to Magnitude Information Systems, Inc. and received in exchange shares of Magnitude Information Systems, Inc. Also at closing and as a result of the merger, the separate legal existence of Magnitude Operations, Inc. ceased and Kiwibox Media, Inc. became the surviving corporation of the merger and a wholly owned subsidiary of Magnitude Information Systems, Inc. Following the merger, Magnitude Information Systems, Inc. will change its corporate name to "KiwiAge Enterprises, Inc. The shareholders of Magnitude Information Systems, Inc. had previously approved the merger on June 15, 2007, and an increase in the number of authorized common shares to 700,000,000 in response to a Schedule 14A consent solicitation (see ”Submission of Matters to a Vote of Security Holders” ).

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s quarterly report on Form 10-QSB for the period ended March 31, 2007 and its annual report on Form 10-KSB for the year ended December 31, 2006.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2007, the results of operations for the three and six months ended June 30, 2007 and 2006, and the cash flows for the six months ended June 30, 2007 and 2006, have been included.

Principles of Consolidation

The consolidated financial statements include the accounts of Magnitude Information Systems, Inc. and its subsidiary, Magnitude, Inc. All significant inter-company balances and transactions have been eliminated.

Property and Equipment

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

Reclassification of certain securities under EITF 00-19

Pursuant to Emerging Issues Task Force (EITF) Issue 00-19, if a company has more than one contract subject to this Issue, and partial reclassification is required, there may be different methods that could be used to determine which contracts, or portions of contracts, should be reclassified. The Company's method for reclassification of such contracts is reclassification of contracts with the latest maturity date first. The cumulative change in fair value during the first two quarters of 2007 resulted in a loss of $635,699 for contracts reclassified prior to the beginning of 2007. There were no material reclassifications made during the current quarter.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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
JUNE 30, 2007

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

4. PREPAID EXPENSES

Prepaid Expenses at the end of the quarter included $18,444 prepaid insurance costs, with the remainder representing miscellaneous prepaid expenses.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2007:
Equipment	48,812
Less accumulated depreciation	38,179
Total	$10,633

Depreciation expense charged to operations was $2,750 and $2,685 in the first six months of 2007 and 2006, respectively.

6. OTHER ASSETS

During the period ending June 30, 2007, the Company incurred $300,100 in deferred finance costs, $230,100 from financing obtained under convertible debentures issued, and $70,000 in value of penalty shares issuable for extension of maturities upon default of two notes (see Note 10). Excluding the obligation related to the penalty shares, the remaining obligation is payable in cash for 10% of the proceeds received (or $34,700) and in shares of common stock at ten shares per $1 of original principal (or 3,470,000 shares for fees of $195,400), or may be converted into common shares at maturity (see Note 12). Current quarter amortization of the finance costs was $203,376.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at June 30, 2007:

Accounts payable	$480,687

Accrued interest	99,817

Accrued salaries	3,907

Accrued commissions	12,720

Accrued professional fees	72,500

Accrued loan origination fees	34,700

Miscellaneous accruals	20,735

Total	$725,066

Accrued commissions are due to a consultant who was retained in the capacity of Senior Vice President of Business Development.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

8. DEFERRED REVENUES

Deferred revenues at June 30, 2007 consist of prepaid software maintenance and support charges which are amortized ratably over the remaining duration of the underlying maintenance agreements. On April 13, 2006 the Company received a deposit of $100,000 from a client who also is an investor in the Company. These funds were paid pursuant to a contract for the purchase of a customized version of the Company’s software products. At June 30, 2007 the contract had not been filled and the revenue has been deferred.

9. LOANS PAYABLE

The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at June 30, 2007:

On December 4, 1996, Magnitude, Inc. repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue at June 30, 2007 and no demand for payment has been made.	$75,000
Total	$75,000

10. NOTES PAYABLE

At December 31, 1999 the Company had $1,475,000 of notes outstanding related to a June 1995 private placement offering. During 2000 the holders of $1,450,000 worth of notes agreed to accept partial repayment of approximately 30% of the note balances and converted the remaining balances into common shares or convertible preferred shares. The total amount of non-converted notes outstanding at September 30, 2006 is $25,000. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000
In June and July 2006 two shareholders loaned the Company $240,000 and $102,450 pursuant to which the Company issued promissory notes bearing interest at the rate of 8% per year. The notes are repayable on demand.	342,450

In January 2007 two shareholders loaned the Company $50,000 and $50,000 pursuant to which the Company issued ninety-day promissory notes bearing interest at the rate of 1% per month on the outstanding principal balance or 12% per year. The notes call for a loan origination fee of $5,000 each. Upon maturity and provided the Company does not have a registration statement pending with the Securities and Exchange Commission: (a) the Company is obligated to issue 500,000 restricted common shares to each lender and (b) at the option of the lender, the outstanding principal balance, accrued interest and the origination fee may be converted into shares of the Company's restricted common stock at a conversion rate that is the lower of $.05 per share or the investment rate utilized in any private placement consummated with the Company any time following the date of the note through maturity. Upon default in April 2007, the Company was obligated to issue 500,000 restricted common shares to each holder to extend the maturity an additional 90 days.
100,000

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

10. NOTES PAYABLE (continued)

Between April and June 2007 four shareholders, one of which is an outside director of the Company, loaned the Company an aggregate $247,000 pursuant to which the Company issued ninety-day promissory notes bearing interest at the rate of 1% per month on the outstanding principal balance or 12% per year. The notes call for a loan origination fee of 10% of the principal amount and the issuance of restricted common shares at the rate of ten shares per amount loaned, both payable at maturity. At the option of the lenders, the outstanding principal balance, accrued interest and the origination fee may be converted into shares of the Company's restricted common stock at a conversion rate that is the lower of $.05 per share or the investment rate utilized in any private placement consummated with the Company any time following the date of the note through maturity.
247,000
Total	$714,450

Certain of the convertible notes issued during the six months ended June 30, 2007 were determined to contain beneficial conversion features based on the market price of the Company’s common stock on their respective commitment dates. In addition, certain of the underlying obligations for origination fees that may be settled by conversion into common stock also contained beneficial conversion features. Based on this, the Company recognized $114,340 as a discount on the underlying debt obligations. As of June 30, 2007, the Company had recorded $78,003 in interest expense for the amortization of this discount.

Any change in convertible shares due to convertible interest that accrues through the maturity date of the notes or the reduction in the conversion rates based on the reset provision noted above will be assessed for contingent beneficial conversion features at the respective maturity dates.

11. LONG-TERM DEBT

Long-term debt as of June 30, 2007 is comprised of the following:
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

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

12. OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at June 30, 2007:

Accrued consulting fees	$164,000
Accrued loan origination fees	195,400
Liability for penalty shares for note defaults (Note 10)	70,000
Liability for cash received under stock and warrant subscription	50,000
Liability for converted common stock option	6,000
Total	$485,400

Accrued consulting fees are due to two consultants for fourth quarter 2006 and first two quarters 2007 fees payable in form of a total of 1,975,000 common shares based on consulting agreements entered into in 2006. Accrued loan origination fees are payable in form of 3,970,000 restricted common shares, but may instead be converted at the option of the holder into common shares at the lower of $0.05 per share or the investment rate utilized in any private placement consummated anytime following the date of the underlying note through the maturity date of the note (see Note 9 regarding the beneficial conversion features of this convertible debt and the underlying convertible notes). In June 2007, a holder exercised common stock options for 600,000 shares of common stock at an exercise price of $0.01, with the shares remaining unissued at June 30, 2007.

13. COMMITMENTS AND CONTINGENCIES

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

14. RELATED PARTY TRANSACTIONS

On January 2, 2007, the Company and a former employee, Steven W. Jagels settled a lawsuit commenced by Mr. Jagels against the Company based upon claims which included breach of his employment agreement. We agreed to make a payment of $20,040 to Mr. Jagels and to issue 3,000,000 common shares to him by January 7, 2007. We also agreed to include these shares in a registration statement and when declared effective by the SEC, to cause a buyer to purchase these shares from Mr. Jagels for $75,000 prior to February 28, 2007. Upon Mr. Jagels’ receipt of these proceeds, the lawsuit will be discontinued with prejudice, or if not consummated as agreed, the lawsuit will continue. At the time of this report, Mr. Jagels had received the entire amount, however, in recognition of the fact that a portion was received after the February deadline, the Company and Mr. Jagels had agreed upon a further remuneration in the form of additional 150,000 restricted common shares.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

14. RELATED PARTY TRANSACTIONS (continued)

In January we issued warrants for 3,125,000 shares, exercisable at $0.05 per share, to the former president and chief executive officer, and in May we issued 2,000,000 restricted common shares in connection with a settlement agreement reached during the fourth quarter in 2006, as amended during the second quarter in 2007.

15. SUBSEQUENT EVENTS: MERGER WITH KIWIBOX MEDIA INC.

On August 16, 2007, Magnitude Information Systems, Inc. closed on its acquisition of Kiwibox Media, Inc. through a reverse merger between Kiwibox and its wholly owned acquisition subsidiary. As a result of the merger, Kiwibox became the wholly owned subsidiary of Magnitude. At the closing, Magnitude (1) issued an aggregate 30 million restricted common shares to the three Kiwibox shareholders, (2) issued an aggregate 43,610 shares of its Senior Convertible Series G Preferred stock to these principals, (3) paid an aggregate $150,000 in cash to these Kiwibox principals, less a $7,000 investment banking fee paid to Southridge Investment Group, and (4) signed two-year employment agreements with Messrs. Lin Dai, Ivan Tumanov and Michael Howard, the three Kiwibox shareholders, all pursuant to the terms and provisions of the Agreement and Plan of Reorganization, dated February 19, 2007, and amendments thereto, most recently modified by Amendment No. 3 between the parties on August 2, 2007. The 43,610 Series G Preferred Shares issued to the Kiwibox principals at closing have an aggregate conversion value of $500,000 (the “Conversion Value”), which $500,000 Conversion Value is convertible into Company common shares by dividing it by the “Market Price” of the Company’s common stock during the twenty (20) successive trading days immediately preceding the second anniversary of the agreement.

On August 2, 2007, Magnitude signed and accepted a firm commitment from a Swiss investment firm, Tell Capital AG, who subscribed to purchase an aggregate $3,000,000 of Company equity securities over the next several months. Tell Capital AG has subscribed to purchase 60,000,000 “units” from the Company, with each unit comprised of one restricted common share and one 5-year warrant to purchase a common share at $.07 at the subscription price of $.05 per unit. The Company agreed to file a registration statement under the Securities Act on or before November 30, 2007, seeking to register for resale the unit common shares as well as those underlying the unit warrants.

 On August 2, 2007, as well, Magnitude and Kiwibox signed an amendment to their merger agreement, restructuring Magnitude’s $3.5 million investment commitment to Kiwibox. Pursuant to their amended merger agreement, at the closing on August 16, 2007, Magnitude confirmed its receipt of the first $500,000 tranche of equity funding from Tell Capital AG, $300,000 of such funding was dedicated to cover the $150,000 cash payment to the Kiwibox shareholders and the balance for Kiwibox operations. Over the approximate 18 month period following the closing, $1.7 million of its Kiwibox investment is to be available during the period from closing through October 31, 2007, an additional $1.8 million available on or before February 1, 2008, and a last $300,000 within 12 months of closing. Magnitude has also agreed to issue to the Kiwibox principals 60,000 Company common shares for each day any part of the $3.5 million investment amount is delayed and further agreed to provide Kiwibox with a right of rescission if a 30-day payment default is not cured after notice.

 The Kiwibox employment agreements cover a term of two (2) years and pay each Kiwibox Shareholder an annual base salary of $150,000. In addition, the Company has agreed to pay each an annual bonus if certain business goals are met. The Company agreed to pay each a $100,000 bonus if the Kiwi Business has received no less than an average 215,000 “Unique Visitors” during either the 10th, 11th or 12th month of the first year of the term or achieved no less than $316,000 in gross revenues within the 12 moth period following the Closing. Alternatively, the Company agreed to pay each a $50,000 bonus if the Kiwi Business has received at least an average 175,000 but less than an average 215,000 “Unique Visitors” during either the 10th, 11th or 12th month of the first year of the term or at least $237,000 in gross revenues but less than $316,000 within the 12 moth period following the Closing. A “Unique Visitor” is a person who visits a Kiwibox website during any month during the term. For the second year of their employment agreements, the Company has agreed to pay each a $100,000 bonus if the Kiwi Business has received no less than an average 550,000 Unique Visitors during either the 22nd, 23rd or 24th month of the second year of the term or attained $1,961,000 in gross revenues, or a bonus of $50,000 each if the Kiwi Business has received at least an average 415,000 but less than an average 550,000 Unique Visitors during either the 22nd, 23rd or 24th month of the second year of the term or attained at least $1,500,000 in gross revenues but less than $1,961,000. Each Kiwibox Shareholder received a stock option to purchase up to 7,500,000 shares of our common stock at an exercise price of $.05 per share which shall vest and be exercisable by the Kiwibox Shareholders, 50% on the first anniversary date of the Closing, 25% 18 months after the Closing and 25% on the second anniversary of the Closing. Each was issued, as well, under the terms of their employment agreements, a performance stock option to purchase up to an additional 3,000,000 shares of our common stock, 1,500,000 of which options shall vest and be exercisable by the Kiwibox Shareholders after the first anniversary date of the Closing if the Kiwi Business has received no less than an average 215,000 Unique Visitors during either the 10th, 11th or 12th month of the first year of the term or achieved $316,000 in gross revenues during the first year, and the balance, or 1,500,000 options shall vest and be exercisable by the Kiwibox Shareholders after the second anniversary date of the Closing if the Kiwi Business has received at least an average 550,000 Unique Visitors during either the 22nd, 23rd or 24th month of the second year of the term or achieved $1,961,000 in gross revenues during the second year of the agreements. The exercise prices for these stock options is $.05 per share

The Company intends to focus its business efforts on the further development and marketing of the Kiwibox social networking website.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations

The closing of the Kiwibox Agreement, originally scheduled for on or about June 15, 2007, has been rescheduled to occur on or about the date of August 16, 2007. The acquisition was approved by a majority of the shareholders on June 15, 2007.

During the second quarter management concentrated on obtaining commitments for the funding of future operations following the Kiwibox merger, as stipulated and required pursuant to the merger agreement. Our operating expenses, aside from legal and other professional fees which were unusually high primarily due to transactions and preparations for the Kiwibox merger, and excluding non-cash expenses for stock issuances, were reduced to approximately $200,000 for the quarter. The aforementioned legal expenses totaled $193,125, and the cost of restricted common stock issued in connection with the settlement of claims from two former employees (see “Related Party Transactions”), recognized as non-cash “stock-based compensation” amounted to $172,000. Altogether, the Company realized a loss from operations of $562,355 for the three months period ended June 30, 2007. Non-operating expenses consisted primarily of amortization of finance costs and the amortization of beneficial conversion features underlying certain loan financing transactions (see Liquidity and Capital Resources below) which charges aggregated $281,379. These expenses were partially offset by an accounting credit of $267,786 reflecting the change in fair value of outstanding options and warrants during the quarter, resulting mostly from the expiration of such instruments during the period. The period result was a net loss of $624,398 for the quarter, compared to a loss of $1,113,001 for the same period in 2006. Restricted stock is priced at market and options and warrants grants are valued using the Black-Scholes valuation model.

After accounting for dividend accruals on outstanding preferred stock for the quarter which totaled $13,738, the net losses for the quarter and the six months period ended June 30, 2007 applicable to common shareholders were $638,136 or $0.003 and $2,023,219 or $0.009 per share respectively, compared to losses of $1,599,885 or $0.010 per share, and $2,476,449 or $0.016 per share for the same periods in the previous year.

Liquidity and Capital Resources

In the absence of cash flow from operations, required working capital to finance ongoing operations was supplied entirely from short-term borrowings. During the quarter, the Company received $347,000 in proceeds in connection with borrowings under convertible notes which bear interest of 12% p.a. and are accompanied by certain loan origination fees, payable in stock grants of ten shares per Dollar invested and cash at 10% of proceeds received. In addition, during the quarter that Company received $50,000 in proceeds from a subscription for common stock and stock purchase warrants, and $6,000 from a holder’s exercise of common stock options for 600,000 shares..

At June 30, 2007, the deficit in working capital amounted to $4,239,892 as compared to $3,796,960 at March 31, 2007. Stockholders’ equity showed an impairment of $4,109,645 at the end of the quarter. The negative cash flow from operations for the six months ended June 30, 2007 totaled $448,190 and was substantially financed by borrowings.

At the time of this submission, the Company had no bank debt. At June 30, 2007 its short-term liabilities, aside from trade payables and accruals, consisted of certain notes and loans aggregating $789,450 (before debt discount), a derivative liability for its outstanding options and warrants totaling $1,826,151 and $368,643 accrued unpaid dividends on outstanding preferred stock. We expect that these dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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
.

Item 3.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Form 10-QSB for the quarter ended June 30, 2007, an evaluation was undertaken, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act; and; based upon that evaluation, Company management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the design of the Company’s disclosure controls and procedures are effective and ensure that all material information required to be disclosed by the Company in the reports that it files or submits under the Act, are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms; in addition, the evaluation confirmed that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to Company management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Changes in Internal Control over Financial Reporting

Since the date of the most recent evaluation of the Company’s internal controls by Company management, including the Chief Executive Officer and Chief Financial Officer, there have not been any changes in the Company’s internal controls or other factors for the period covered by the subject Form 10-QSB that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any legal proceedings.

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)  Issuance of unregistered securities

During the quarter ended June 30, 2007, the Company issued the following unregistered securities:

(i)
2,150,000 shares of common stock to a former employee and to the former president and chief executive officer of the Company, in settlement of respective proceedings (see “Related Party Transactions”).

(ii)	1,666,667 shares of common stock to a shareholder pursuant to his conversion of 16,667 shares of Series E Senior Convertible Preferred Stock.

(iii)
During April and June 2007, the Company closed on four 90-day notes in the total amount of $208,000. The notes accrue interest at the rate of 1% per month and upon maturity, the Company is obligated to pay to the lenders the outstanding principal balance, accrued interest and an origination fee of 10% of the loan amounts together with shares of common stock to be issued at the rate of 10 shares per Dollar invested.

The Company relied upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), of Section 4(2) and Regulation D in connection with the issuance of the above identified securities. The Company had a pre-existing relationship with the recipients and no general solicitation was involved; each is an accredited investor and all securities issued contained a restrictive legend, disclosing that any transfer or other disposition could only be made in compliance with the registration requirements of the Securities Act or pursuant to exemptions therefrom.

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

Item 4 SUBMISSION OF MATTERS TO A VOTE OF
SECURITY HOLDERS

During the second quarter in 2007 the Company mailed a Schedule 14A Consent Solicitation to all shareholders, seeking approval on three items: (1) the pending acquisition of Kiwibox Media Inc., (2) an amendment of the Company’s Certificate of Incorporation, increasing the number of authorized common shares from 300,000,000 to 700,000,000, (3) an amendment of the Company’s Certificate of Incorporation, changing the name of the Company to KiwiAge Enterprises Inc.

Item 4 (continued)

The results were announced on June 15, 2007, as follows:

Proposal 1	FOR - 125,969,137	AGAINST - 13,700	ABSTAIN - 25,800

Proposal 2	FOR - 132,393,832	AGAINST - 2,235,105	ABSTAIN - 189,700

Proposal 3	FOR - 125,948,933	AGAINST - 39,901	ABSTAIN - 19,803

Item 5 OTHER INFORMATION

- None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

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

On April 10, 2007, the Company filed a report on Form 8-K, informing about the signing of a License and Client Software Support Agreement.

On April 19, 2007, the Company filed a report on Form 8-K, informing about the hiring of an executive to serve in the capacity of Senior Vice President of Operations.

On April 27, 2007, the Company filed a report on Form 8-K, informing about a bridge financing transaction for $147,000.

On June 1, 2007, the Company filed a report on Form 8-K, informing about a bridge financing transaction for $100,000.

On June 15, 2007, the Company filed a report on Form 8-K, announcing the results of a Schedule 14A Shareholder Consent Solicitation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNITUDE INFORMATION SYSTEMS, INC.

Date: August 18, 2007             By: ___/s/ Edward Marney___________
Edward Marney
Chief Executive Officer