Form 10QSB/A
period 2007-06-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2007-09-11
CIK 838796

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

 EXPLANATORY NOTE

This Amendment No. 1 on Form 10-QSB/A (“Amendment”) to Magnitude Information Systems, Inc.’s (the “Company”) Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission on August 20, 2007 (the “Form 10-QSB”), is being filed solely to expand the disclosures of the transactions listed in Part II, Item 2, Unregistered Sales of Equity Securities and Uses of Proceeds of the Amendment to provide the dates of the transactions, the number and type of securities issued and to insert a disclosure concerning an equity subscription that occurred on June 22, 2007 that was inadvertently not included in the Form 10-QSB. Except for expanding the disclosures and inserting the equity transaction noted above, no information included in the Form 10-QSB is amended by this Amendment.  This Amendment speaks only as of the date of the Form 10-QSB and, except as noted above, we have not undertaken to amend, supplement or update any information contained in the Form 10-QSB to give effect to subsequent events.

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

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)  Issuance of unregistered securities

During the quarter ended June 30, 2007, the Company issued the following unregistered securities:

(i)
2,150,000 shares of common stock: 150,000 shares issued on May 4, 2007  to a former employee and 2,000,000 shares issued on May 16, 2007 to the former president and chief executive officer of the Company, in settlement of respective proceedings (see “Related Party Transactions”).

(ii)	1,666,667 shares of common stock issued on April 24, 2007 to a shareholder pursuant to his conversion of 16,667 shares of Series E Senior Convertible Preferred Stock.

(iii)
During April and June 2007, the Company closed on six 90-day notes from four (4) shareholders and previous investors in the Company, all of whom are accredited investors, in the total amount of $247,000: .$147,000 on April 27, 2007; $25,000 on June 1, 2007, and; $75,000 on June 6, 2007. As partial consideration of these loans, each lender was granted 10 restricted common shares for each $1 of the loan, for an aggregate 2,470,000 restricted common share, issuable upon maturity provided there is no pending registration statement. The notes accrue interest at the rate of 1% per month and upon maturity, the Company is obligated to pay to the lenders the outstanding principal balance, accrued interest and an origination fee of 10% of the loan amounts together with shares of common stock to be issued In the event of non-payment at maturity, the notes are automatically extended for successive 90 day periods until paid or converted and upon each such non-payment event, the Company will owe the note holder an amount of restricted common shares equal to those initially due as consideration for the loan. At the option of the lender, the outstanding principal balance, accrued interest and the origination fee may be converted into shares of the Company’s restricted common stock at a conversion rate that is the lower of $.05 per share or the investment rate utilized in any private placement consummated with the Company any time following the date of the note through payment.

(iv)	On June 22, 2007, the Company accepted subscription proceeds in the amount of $50,000 from one Swiss shareholder/investor for 1,000,000 units, each unit of which is comprised of one restricted common share and one 5-year warrant to purchase a common share at an exercise price of $.07, for the subscription price of $.05 per unit.

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

On June 15, 2007, the Company filed a report on Form 8-K, announcing the results of a Schedule 14A Shareholder Consent Solicitation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to our report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNITUDE INFORMATION SYSTEMS, INC.

Date: September 11, 2007	By:/s/ Edward Marney
Edward Marney
Chief Executive Officer

By: /s/ Joerg H. Klaube
Joerg H. Klaube
Chief Financial Officer and Principal
Accounting Officer