Form 10QSB
period 2007-09-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2007-11-20
CIK 838796

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended September 30, 2007

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
Yes ☒  No ☐

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of October 31, 2007, was 263,586,672 shares.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

INDEX

Page Number

PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements (unaudited)

Consolidated Balance Sheet - September 30, 2007	3

Consolidated Statements of Operations - Nine months ended September 30, 2007 and 2006	4

Consolidated Statements of Cash Flows - Nine months ended September 30, 2007 and 2006	5

Notes to Consolidated Financial Statements	6 - 13

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 - 16

Item 3 Controls and Procedures	17

PART II - OTHER INFORMATION	18

SIGNATURES	19

PART I - Item 1 Financial Statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET

Assets	September 30, 2007
Current Assets	(Unaudited)
Cash	$201,457
Accounts receivable, net of allowance for
doubtful accounts of $1,900	24,415
Prepaid expenses	5,686
Total Current Assets	231,558
Property and equipment, net of accumulated
depreciation of $78,313	12,258
Deferred financing costs, net of accumulated
amortization of $433,822	71,278
Covenant Not To Compete, net of accumulated
amortization of $44,610	15,390
Goodwill	1,702,591
Loans to former principals of subsidiary	286,721
Other assets	3,224
Total Assets	2,323,020

Liabilities and Stockholders’ Equity (Impairment)
Current Liabilities
Accounts payable and accrued expenses	803,247
Obligations to be settled in stock	716,290
Deferred revenue	100,082
Dividends payable	363,860
Loans and notes payable	739,450
Derivative liability - warrants and options	2,164,628
Current maturities of long-term debt	33,529
Total Current Liabilities	4,921,086
Long-term Debt	-
Total Liabilities	4,921,086

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
2,500 shares have been designated Cumulative Preferred Stock,
of which 1 share is issued and outstanding	0
300,000 shares have been designated Series A Convertible Preferred Stock,
350,000 shares have been designated Series B Convertible Preferred Stock,
120,000 shares have been designated Series C Convertible Preferred Stock,
500,000 shares have been designated Series D Convertible Preferred Stock,
500,000 shares have been designated Series E Convertible Preferred Stock,
43,610 shares have been designated Series G Convertible Preferred Stock
of which a combined total 129,500 shares are issued and outstanding	129
Common Stock, $0.0001 par value, 300,000,000 shares authorized;
issued and outstanding 263,586,672 shares	26,359
Additional paid-in capital	35,492,020
Accumulated (deficit)	(38,116,574)

Total Stockholders’ Equity (Impairment)	(2,598,066)

Total Liabilities and Equity (Impairment)	$2,323,020

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Total Revenues	$7,639	$9,468	$11,595	$41,622

Cost of Goods Sold	-	36,370	-	109,119

Gross Profit (Loss)	7,639	(26,902)	11,595	(67,497)

Selling expenses	63,233	70,984	63,647	381,456
Stock-based compensation (see below)	270,236	956,948	562,236	1,478,505
Research and development cost	-	34,301	735	104,830
General and administrative expenses	386,910	178,756	1,118,573	1,047,607

Loss from Operations	(712,740)	(1,267,891)	(1,733,596)	(3,079,895)

Other Income (Expense)
Misc. non-operating expenses	9	(356)	(155)	(5,356)
Change in fair value -derivative liability	605,265	51,560	(30,434)	57,763
Amortization - debt financing costs	(331,783)	-	(535,159)	-
Interest income	1,057	-	1,057	20
Interest expense	(24,094)	(43,146)	(136,897)	(192,550)
Total Other Income (Expense)	250,454	8,058	(701,588)	(140,123)

Loss before Provision for Income Taxes	(462,286)	(1,259,833)	(2,435,184)	(3,220,018)

Provision for income taxes	-	-	-	(1,000)

Net Loss	$(462,286)	$(1,259,833)	$(2,435,184)	$(3,221,018)

Dividends on Preferred Stock	(13,123)	(12,630)	(40,598)	(527,894)

Net Loss applicable to Common Shareholders	$(475,409)	$(1,272,463)	$(2,475,782)	$(3,748,912)

Net Loss per Common Share	$(0.002)	$(0.007)	$(0.011)	$(0.023)

Weighted Average Number of
Common Shares Outstanding	247,391,177	178,947,329	234,680,442	163,134,242

All of the stock-based compensation relates to selling, general and administrative expenses.

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities
Net Loss	$(2,435,184)	$(3,221,018)
Adjustments to Reconcile Net Loss
to Net Cash Used by Operations
Depreciation and amortization	460,744	127,158
Securities issued for various expenses …	562,236	1,299,674
Change in fair value - derivative liabilities …	30,434	(57,763)
Accretion of beneficial conversion feature	114,340	8,000
Loss on disposition of assets	-	356
Recognition of expenses - deferred compensation	-	178,832
Recognition of income - derivative liabilities	(339,824)	102,762
Decreases (Increases) in Assets
Accounts receivable	(780)	20,267
Deposits	-	23,400
Prepaid expenses	34,103	(204,518)
Increases (decreases) in Liabilities
Deferred revenues	(2,747)	83,219
Obligations to be settled in stock	107,193	568,000
Accounts payable and accrued expenses	266,984	150,670
Net Cash Used by Operating Activities	(862,677)	(920,961)

Cash Flows from Investing Activities
Bank overdraft acquired - Kiwibox acquisition	(323)	-
Purchases of equipment and fixtures	(4,850)	(7,438)
Net Cash Used by Investing Activities	(5,173)	(7,438)

Cash Flows from Financing Activities
Proceeds from loans and notes	397,000	480,700
Repayment of loans and notes	(100,000)	(81,250)
Proceeds from subscriptions to be settled in stock	691,000	-
Issuance of common and preferred stock	-	724,500
Net Cash Provided by Financing Activities	988,000	1,123,950

Net Increase in Cash	120,150	195,551
Cash at Beginning of Period	81,307	118,696
Cash at End of Period	$201,457	$314,247

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

SUPPLEMENTARY SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

(a)	The Company issued 540,991 shares of common stock to the holder of 7,300 shares of Series A convertible preferred stock, against the above preferred shares and $17,906 accrued unpaid dividends.

(b)
Pursuant to the terms of certain private placement subscription agreements and in accordance with the provisions of EITF 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” the Company had previously reclassified certain outstanding warrants and options as derivative liabilities, which are marked to fair value periodically pursuant EITF 00-19. We valued these options and warrants utilizing the Black-Scholes method of valuation as of the date of the Stock Purchase Agreements. For the three and nine months ended September 30, 2007, we recognized $605,265 and $30,434, respectively, in accounting income based on the change in fair value of these liabilities during the periods.

(c)
The Company issued 29,250,000 shares of common stock and 43,610 shares of Class G convertible preferred stock to the former stockholders of Kiwibox Media Inc. against all outstanding shares of that company. Such shares have been valued at an aggregate $1,670,000 based on the market price of the common stock and common stock underlying the preferred stock.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

9 Months ended September 30, 2007
Interest paid	$4,083
Taxes paid	$0

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Magnitude Information Systems, Inc. (the “Company”) was incorporated as a Delaware corporation on April 19, 1988 under the name Fortunistics, Inc. On November 18, 1998, the Company changed its name to Magnitude Information Systems, Inc. The Company owns substantially all outstanding stock of Magnitude, inc., its operating subsidiary. The 1% of Magnitude, Inc. not owned by the Company constitutes a minority interest which is valued at $0.

On August 16, 2007 the Company acquired all outstanding shares of Kiwibox Media, Inc.

The Company, Magnitude, Inc. and Kiwibox Media Inc. are separate legal entities, with Kiwibox Media, Inc. being a wholly owned subsidiary. The operations of the combined entity are currently comprised almost exclusively of the operations of Kiwibox Media, Inc.

Business

Prior to its change in its strategic business plan in 2007, the Company’s primary product was an integrated suite of proprietary software modules previously marketed under the name ErgoEnterprise™.

During the latter half of fiscal year 2006, Company management concluded that the marketplace for the Company’s ergonomic software products was not developing, and would not develop to the material extent necessary in the next 12 to 24 months, to support and sustain the Company’s sales efforts. Accordingly, management determined that it would be in the best interests of the Company and its shareholders to identify another business opportunity and pursue it for the benefit of our shareholders. On February 19, 2007, the Company, pursuant to its strategic plan to seek another business opportunity, signed an Agreement and Plan of Reorganization with the owners of a social networking website, to acquire their Kiwibox.com website and business, represented by Kiwibox Media, Inc. Pursuant to that certain Agreement and Plan of Reorganization, in August, 2007, Kiwibox Media, Inc. merged with and into Magnitude Operations, Inc., a wholly owned subsidiary of Magnitude Information Systems, Inc., in a “reverse merger” transaction. The three shareholders of Kiwibox Media, Inc. transferred and delivered all of the outstanding stock of Kiwibox Media, Inc. to Magnitude Operations, Inc. for cancellation and received in exchange shares of Magnitude Information Systems, Inc. at closing. Also at closing and as a result of the merger, the separate legal existence of Magnitude Operations, Inc. ceased and Kiwibox Media, Inc. became the surviving corporation of the merger and a wholly owned subsidiary of Magnitude Information Systems, Inc. Following the merger, Magnitude Information Systems, Inc. is planning to change its corporate name to “KiwiAge Enterprises, Inc.”

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s quarterly report on Form 10-QSB for the periods ended March 31, 2007 and June 30, 2007 and its annual report on Form 10-KSB for the year ended December 31, 2006

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2007, the results of operations for the three and nine months ended September 30, 2007 and 2006, and the cash flows for the nine months ended September 30, 2007 and 2006, have been included.

Principles of Consolidation

The consolidated financial statements include the accounts of Magnitude Information Systems, Inc. and its subsidiaries, Magnitude, Inc. and Kiwibox Media, Inc. All significant inter-company balances and transactions have been eliminated. The activities of the Company’s newly acquired subsidiary Kiwibox Media Inc. are included in the financial statements for the period from August 16, 2007 (date of acquisition) to September 30, 2007.

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

Securities Issued for Services

The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company’s stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123(R), SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-QSB have not been restated to reflect the fair value method of expensing share-based compensation.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Reclassification of certain securities under EITF 00-19

Pursuant to Emerging Issues Task Force (EITF) Issue 00-19, if a company has more than one contract subject to this Issue, and partial reclassification is required, there may be different methods that could be used to determine which contracts, or portions of contracts, should be reclassified. The Company’s method for reclassification of such contracts is reclassification of contracts with the latest maturity date first. The cumulative change in fair value

Income Taxes

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

The Company’s revenue from its KiwiBox Media, Inc. subsidiary derives from advertising on the KiwiBox website. Most contracts require the Company to deliver the customer impressions, click-throughs or new customers, or some combination thereof. Accordingly, advertising revenue is estimated and recognized for the period in which customer impressions, click through or new customers are delivered. Licensing or hosting revenue consists of an annual contract with clients to provide web-site hosting and assistance.

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
SEPTEMBER 30, 2007

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

4. LOANS TO PRINCIPALS

Kiwibox Media Inc. during fiscal years 2001 to 2006 and prior to the acquisition by the Company had extended certain loans to its principals. Such loans bear interest at the rate of 4.58 % per year.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2007:

Furniture and fixtures	2,014
Equipment	88,557
90,571
Less accumulated depreciation	78,313
Total	$12,258

Depreciation expense charged to operations was $4,422 and $4,254 in the first nine months of 2007 and 2006, respectively.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at September 30, 2007:

Accounts payable	$412,111
Accrued interest	114,934
Accrued salaries	14,469
Accrued commissions	10,720
Accrued professional fees	234,500
Miscellaneous accruals	16,513
Total	$803,247

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES (continued)

Accrued commissions are due to a consultant who was retained in the capacity of Senior Vice President of Business Development. Accrued professional fees include $84,000 payable in form of 775,000 restricted common shares.

7. DEFERRED REVENUES

Deferred revenues at September 30, 2007 consist of prepaid software maintenance and support charges which are amortized ratably over the remaining duration of the underlying maintenance agreements. On April 13, 2006 the Company received a deposit of $100,000 from a client who also is an investor in the Company. These funds were paid pursuant to a contract for the purchase of a customized version of the Company’s software products. At September 30, 2007 the contract had not been filled and the revenue has been deferred.

8. LOANS PAYABLE

The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at September 30, 2007:

On December 4, 1996, Magnitude, Inc. repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue at September 30, 2007 and no demand for payment has been made.	$75,000

Total	$75,000

9. NOTES PAYABLE

At December 31, 1999 the Company had $1,475,000 of notes outstanding related to a June 1995 private placement offering. During 2000 the holders of $1,450,000 worth of notes agreed to accept partial repayment of approximately 30% of the note balances and converted the remaining balances into common shares or convertible preferred shares. The total amount of non-converted notes outstanding at September 30, 2007 is $25,000. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000

In June and July 2006 two shareholders loaned the Company $240,000 and $102,450 pursuant to which the Company issued promissory notes bearing interest at the rate of 8% per year. The notes are repayable on demand. See “Subsequent Event” footnote below.	342,450

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

9. NOTES PAYABLE (continued)

In January 2007 two shareholders loaned the Company $50,000 and $50,000 pursuant to which the Company issued ninety-day promissory notes bearing interest at the rate of 1% per month on the outstanding principal balance or 12% per year. The notes call for a loan origination fee of $5,000 each. Upon maturity and provided the Company does not have a registration statement pending with the Securities and Exchange Commission: (a) the Company is obligated to issue 500,000 restricted common shares to each lender and (b) at the option of the lender, the outstanding principal balance, accrued interest and the origination fee may be converted into shares of the Company’s restricted common stock at a conversion rate that is the lower of $.05 per share or the investment rate utilized in any private placement consummated with the Company any time following the date of the note through maturity. During the three months ended September 30, 2007, one of the notes was repaid.
50,000

Between April and June 2007 three shareholders, one of which is an outside director of the Company, loaned the Company an aggregate $297,000 pursuant to which the Company issued ninety-day promissory notes bearing interest at the rate of 1% per month on the outstanding principal balance or 12% per year. The notes call for a loan origination fee of 10% of the principal amount and the issuance of restricted common shares at the rate of ten shares per $ loaned, both payable at maturity. At the option of the lenders, the outstanding principal balance, accrued interest and the origination fee may be converted into shares of the Company’s restricted common stock at a conversion rate that is the lower of $.05 per share or the investment rate utilized in any private placement consummated with the Company any time following the date of the note through maturity.
247,000
Total	$664,450

10. LONG-TERM DEBT

Long-term debt as of September 30, 2007 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529

Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$—

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

11. OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of payments against subscriptions by accredited private investors, for the purchase of “Units” comprised of one common share and one 5-year warrant for the purchase of one share, exercisable at $0.07 per share, at the price of $0.05 per Unit.

Loan origination fees and financing costs include $470,400 loan origination fees payable in form of 4,470,000 restricted common shares, which cost includes $246,000 fees for extension of the maturity of certain notes.

12. COMMITMENTS AND CONTINGENCIES

Stock-Based Compensation Agreements

During the three months ended September 30, 2007, the Company issued 2,000,000 shares of common stock valued at $118,500 to three individuals, one of who is an outside director, for services performed.

In exchange for the Kiwibox business, we gave each of the three Kiwibox owners a two-year employment agreement that will pay them each a base salary of $150,000 per year and 7,500,000 stock options, vesting over two years. We recognized $151,736 in compensation from the stock options for the services performed.

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

14. MERGER WITH KIWIBOX MEDIA INC.

On August 16, 2007, the Company closed on its acquisition of Kiwibox Media Inc. by means of a reverse merger with a newly formed wholly-owned subsidiary of the Company. In exchange for the Kiwibox business, we (a) issued 29,250,000 restricted common shares and $500,000 worth (conversion value) of our preferred stock to the three Kiwibox owners, and paid them $300,000 cash; (b) gave each of the three Kiwibox owners a two-year employment agreement that will pay them each a base salary of $150,000 per year and 7,500,000 stock options, vesting over two years with the possibility of earning cash bonuses and 3,000,000 additional stock options each if certain business performance goals are reached within the two-year period.

We also have agreed to invest $3.5 million in the Kiwibox business over the course of two years.

The following unaudited pro forma consolidated financial information presents the combined results of operations of the Company as if the KiwiBox acquisition had occurred on January 1, 2007. The unaudited pro forma consolidated financial information is not intended to represent or be indicative of the consolidated results of operations of the Company that would have been reported had the acquisition been completed as of the dates presented, and should not be taken as representative of the future consolidated results of operations of the Company. Summarized unaudited pro forma consolidated results were as follows:

	Three Months Ended	Nine Months Ended
	September 30	September 30
	2007	2007

Revenue	$34,469	$139,379
Net income (loss) applicable to shareholders	(477,607)	(2,468,889)
Basic income (loss) per share	$ (0.002)	(0.009)

15. SERIES G PREFERRED STOCK

The Company’s Series G Preferred Stock includes authorized 50,000 shares of Senior Convertible Preferred Stock, $.001 par value with the following rights, privileges and limitations:

Dividends. The holders of said shares of Series G Senior Preferred shall not be entitled to receive any dividends.

Priority. The Series G Senior Preferred shall with respect to dividend rights rank junior to all classes and series of Common Stock, the Cumulative Preferred Stock, and the Series A, B, C, D, E and F Senior Convertible Preferred Stock, and, with respect to liquidation rights rank prior to all classes and series of Common Stock, the Cumulative Preferred Stock, and be on a par with the Series A, B, C, D, E and F Senior Convertible Preferred Stock.

Liquidation. In the event of any liquidation, dissolution, or winding up of the affairs of the Corporation, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Corporation, the holders of the Series G Senior Preferred shall be entitled to receive, out of the remaining net assets of the Corporation, an amount equal to the Stated Value of each share of Series G Senior Preferred held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, provided, however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series A, B, C, D, E and F Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the Corporation. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B, C, D, E and F Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

Mandatory Conversion. Upon the second anniversary date of that certain Agreement and Plan of Reorganization, by and between the Company and Kiwibox Media Inc. and the Kiwibox Shareholders, the 46,340 shares of Series G Preferred shares issued to the Kiwibox Shareholders and representing the only outstanding shares of Series G Preferred shall be automatically converted into Common Stock of the Corporation in accordance with the terms set forth below. For all purposes under this Certificate, the 46,340 Series G Preferred shares shall have an aggregate conversion value of $500,000 (the “Conversion Value”) and shall be convertible into shares of the Common Stock of the Corporation, based upon the “Market Price”. The number of Common Shares of the Corporation to be issued in the automatic conversion shall be determined by dividing the Conversion Value of $500,000 by the Market Price of the common shares of the Corporation. The Market Price shall mean the average sales price of a Common Share of the Corporation during the twenty (20) successive trading days immediately preceding the second anniversary date of said Agreement as recorded by the Electronic Bulletin Board, over-the-counter stock market maintained by the NASD or such other stock market where the Common Stock of the Corporation are then traded. For example, if the Market Price is $.025 per share, then the Conversion Value would be 20,000,000 common shares which the Corporation would issue to the holders of the Series G Preferred, the Kiwibox Shareholders in proportion to their ownership of the 46,340 shares of the Series G Preferred Shares. For all purposes under this Certificate, the amount of Common Stock representing the Conversion Value shall not be less than 10,000,000 Common Shares of the Corporation notwithstanding the fact that the Market Price is determined to be above $.05 per share. The Common Shares of the Corporation issuable based upon the Conversion Value shall be issued by the Corporation to the holders of the 46,340 shares of the Series G Preferred, the Kiwibox Shareholders, within thirty days following the second anniversary date of the above identified Agreement, in proportion to the ownership of the 46,340 shares of the Series G Preferred Stock.

Anti-Dilution. In the event that, prior to the conversion of the Series G Senior Preferred Stock by the holder thereof into Common Stock of the Corporation, there shall occur any change in the outstanding shares of Common Stock of the Corporation by reason of the declaration of stock dividends, or through a re-capitalization resulting from stock splits or combinations, without the receipt by the Corporation of fair consideration therefore in the form of cash, services or property, the conversion ratio of the Series G Senior Preferred Stock into Common Stock of the Corporation provided for above shall be adjusted such that any holder of Series G Senior Preferred Stock converting such stock into Common Stock subsequent to such change in the outstanding shares of Common Stock of the Corporation shall be entitled to receive, upon such conversion, a number of shares of Common Stock of the Corporation representing the same percentage of common shares outstanding as represented by the shares that he would have received had he converted his Series G Senior Preferred Stock to Common Stock prior to such change in the outstanding shares of Common Stock of the Corporation.

15. SUBSEQUENT EVENT

On October 31, 2007, three noteholder/investors converted the outstanding principal balances and accrued interest under six Company note, representing aggregate debt of $402,365.73, into restricted Company securities at a conversion rate equal to the Company’s current “unit” investment terms. This conversion rate is at $.05 per unit, with each unit comprised of one restricted common share and one 5-year warrant, exercisable at $.07, resulting in the issue of 8,091,315 restricted common shares and an equal number of warrants to these three individuals.

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

In implementing our strategy to acquire a new business and refocus our operations for the benefit of our shareholders, we entered into a License and Client Software Support Agreement with Imminent Technologies, LLC (“IMT”) on April 10, 2007, and appointed IMT as a non-exclusive licensee/reseller for our suite of ergonomic software products. IMT, thereby, assumed virtual control of the ergonomic software operations and we retained certain royalty rights, all as disclosed in our Current Report on Form 8-K filed on April 11, 2007. Since that transaction, we have been engaged in planning for the closing of the Kiwibox acquisition, securing financing for its acquisition and financing as well as preparing for post-closing operations. Accordingly, this quarterly report for the third quarter shall address the Kiwibox acquisitions and our operations since this closing.

The Kiwibox Closing - August 16, 2007.

On August 16, 2007, we closed our acquisition of Kiwibox Media, Inc. through a reverse merger between Kiwibox and our wholly owned acquisition subsidiary. As a result of the merger, Kiwibox became our wholly owned subsidiary. Prior to the closing, our management. completed the transfer of the ergonomic business to IMT and secured the investment commitment from Tell Capital in the amount of $ 3Million.

At the Kiwibox closing, we (1) issued an aggregate 29,250,000 restricted common shares to the three Kiwibox shareholders,  (2) issued an aggregate 43,610 shares of our Senior Convertible Series G Preferred stock to these principals, (3) paid an aggregate $150,000 in cash to these Kiwibox principals, less a $7,000 investment banking fee paid to Southridge Investment Group, and (4) signed two-year employment agreements with Messrs. Lin Dai, Ivan Tumanov and Michael Howard, the three Kiwibox shareholders, all pursuant to the terms and provisions of the Agreement and Plan of Reorganization, dated February 19, 2007, and amendments thereto, and as most recently modified by Amendment No. 3 between the parties on August 2, 2007. The 43,610 Series G Preferred Shares issued to the Kiwibox principals at closing have an aggregate conversion value of $500,000 (the “Conversion Value”), which $500,000 Conversion Value is convertible into our common shares by dividing it by the “Market Price” of our common stock during the twenty (20) successive trading days immediately preceding the second anniversary of the agreement. At the closing, the Company promised to issue 750,000 restricted common shares to Southridge Investment Group, LLC as part of its fee.

Pursuant to out agreement, at the closing, we confirmed our receipt of the first $500,000 tranche of equity funding from Tell Capital AG, our Swiss investor, $300,000 of such funding was dedicated to cover the $150,000 cash payment to the Kiwibox shareholders and the balance for Kiwibox operations. Further to our agreement, we committed to invest an aggregate $3.5 million of funds in the Kiwibox business over the approximate 18 month period following closing: $1.5 million to be available during the period from closing through October 31, 2007, an additional $1.7 million available on or before February 1, 2008, and a last $300,000 within 12 months of closing. Magnitude has also agreed to issue to the Kiwibox principals 60,000 Company common shares for each day any part of the $3.5 million investment amount is delayed and further agreed to provide Kiwibox with a right of rescission if a 30-day payment default is not cured after notice. As previously reported on our prior Form 8-K current report of August 2, 2007, the Swiss investment firm, Tell Capital AG and its affiliates subscribed to purchase an aggregate $3,000,000 of Company equity securities over the next several months. This commitment provided us with the funds to close the Kiwibox acquisition.

As of the date of this report, Tell Capital AG has paid us $1,660,000 of its $3 million subscription commitment, of which we have paid $300,000 to the three Kiwibox principals and $875,000 has been allocated toward our $3.5 million investment commitment to the Kiwibox business. Most of the scheduled subscription payments from Tell Capital AG have been late and, therefore our investment commitment payments to Kiwibox have been correspondingly late. The Kiwibox principals are due an aggregate 3,180,000 of our shares as a penalty for our late payments and we expect to issue additional penalty shares for the late payment of $625,000 which was due on November 1, 2007. After the November 1, 2007 payment and assuming it is received, Tell Capital AG has indicated that it would also provide equity funding of $1,700,000, on or before February 1, 2008, and $300,000, on August 16, 2008, of which all funds would be dedicated to complete our $3.5 million investment commitment to the Kiwibox business.

With this its investment of $1,660,000 in subscription funds to date, Tell Capital AG is due 33,200,000 “units”, with each unit comprised of one restricted common share and one 5-year warrant to purchase a common share at $.07, at the subscription price of $.05 per unit. The Company shall file a registration statement under the Securities Act in the future, seeking to register for resale the unit common shares as well as those underlying the unit warrants.

At the Kiwibox closing, we signed and delivered employment agreements with the three kiwibox principals,covering a two year term and agreed to pay each Kiwibox Shareholder an annual base salary of $150,000. In addition, we agreed to pay each an annual bonus if certain business goals are met: a $100,000 bonus if the Kiwi Business has received no less than an average 215,000 “Unique Visitors” during either the 10th, 11th or 12th month of the first year of the term or achieved no less than $316,000 in gross revenues within the 12 moth period following the Closing. Alternatively, we agreed to pay each a $50,000 bonus if the Kiwi Business has received at least an average 175,000 but less than an average 215,000 “Unique Visitors” during either the 10th, 11th or 12th month of the first year of the term or at least $237,000 in gross revenues but less than $316,000 within the 12 moth period following the Closing. A “Unique Visitor” is a person who visits a Kiwibox website during any month during the term. For the second year of their employment agreements, we agreed to pay each a $100,000 bonus if the Kiwi Business has received no less than an average 550,000 Unique Visitors during either the 22nd, 23rd or 24th month of the second year of the term or attained $1,961,000 in gross revenues, or a bonus of $50,000 each if the Kiwi Business has received at least an average 415,000 but less than an average 550,000 Unique Visitors during either the 22nd, 23rd or 24th month of the second year of the term or attained at least $1,500,000 in gross revenues but less than $1,961,000. Each Kiwibox Shareholder received a stock option to purchase up to 7,500,000 shares of our common stock at an exercise price of $.05 per share which shall vest and be exercisable by the Kiwibox Shareholders, 50% on the first anniversary date of the Closing, 25% 18 months after the Closing and 25% on the second anniversary of the Closing. Each was issued, as well, under the terms of their employment agreements, a performance stock option to purchase up to an additional 3,000,000 shares of our common stock, 1,500,000 of which options shall vest and be exercisable by the Kiwibox Shareholders after the first anniversary date of the Closing if the Kiwi Business has received no less than an average 215,000 Unique Visitors during either the 10th, 11th or 12th month of the first year of the term or achieved $316,000 in gross revenues during the first year, and the balance, or 1,500,000 options shall vest and be exercisable by the Kiwibox Shareholders after the second anniversary date of the Closing if the Kiwi Business has received at least an average 550,000 Unique Visitors during either the 22nd, 23rd or 24th month of the second year of the term or achieved $1,961,000 in gross revenues during the second year of the agreements. The exercise prices for these stock options is $.05 per share.

Kiwibox Operations

Management has worked toward the further development of the business surrounding the Kiwibox website. Initially launched in 1999, Kiwibox.com is an online social networking website dedicated to teen users. With approximately 1.8 million registered members, the Kiwibox website provides online content in several categories, dedicated to teens, including entertainment, fashion and games. Its management has developed a user-based contingent of conributors that submit, review and comment upon content and articles from all over the world, 24 hours a day, seven days a week. Kiwibox.com uses a “points” reward system for users, where a user may acquire elevated peer status and/or earn prizes which in many cases are provided by advertiser and/or sponsors.

In the United States alone the teenage population is approximately 34 million, as estimated by the US Census Bureau, and they spent over $175 billion in 2003 according to Teenage Research Unlimited. Today’s teenagers are the first generation to grow up using the Internet for everything from entertainment and information, to shopping and communication. In fact, according to the Pew Internet and American Life Project, 83 percent of U.S. teenagers are online. And although there are a number of websites that have targeted this large marketplace no one site has yet to dominate it. We will strive through technology and content enhancements to make the Kiwibox.com website one of the most exciting teenage, multimedia sites available.

During the third quarter our operating expenses, aside from legal and other professional fees which were unusually high primarily due to the preparation for and closing of the transactions associated with the Kiwibox merger, and excluding non-cash expenses for stock issuances, were reduced to approximately $266,410 for the quarter. Aforementioned legal expenses totaled $120,500, and the cost of restricted common stock and stock options issued in connection with the closing of the Kiwibox acquisition, recognized as non-cash “stock-based compensation” amounted to $270,236. Altogether, the Company realized a loss from operations of $712,740 for the three months period ended September 30, 2007. The period result was a net loss of $462,286 for the quarter, compared to a loss of $1,259,833 for the same period in 2006. Restricted stock is priced at market and options and warrants grants are valued using the Black-Scholes valuation model.

After accounting for dividend accruals on outstanding preferred stock which totaled $13,123, the net losses for the quarter and the nine months period ended September 30, 2007 applicable to common shareholders were $475,409 or $0.002 and $2,475,782 or $0.011 per share respectively, compared to losses of $1,272,463 or $0.007 per share, and $3,748,912 or $0.023 per share for the same periods in the previous year.

Liquidity and Capital Resources

With insignificant cash flow from operations, working capital to finance ongoing operations was provided entirely from equity investments. We have funded Kiwibox operations with the aggregate $875,000 we received from Tell Capital AG since the Kiwibox acquisition on August 16, 2007:$250,000 received during the third quarter, and $625,000 received on November 5, 2007. We have paid for our public company’s operations, also with equity investments: $125,000 and $50,000 received on June 22, 2007 and July 23, 2007, respectively, from our investors; $ 200,000 from Tell Capital AG on August 16, 2007, and subsequent to the third quarter, with $250,000 received from Tell Capital AG on October 3, 2006. We will issue to all of these investors “units”, comprised of one restricted common share and one 5-year warrant to purchase a common share at $.07, at the subscription price of $.05 per unit.

At September 30, 2007, the deficit in working capital amounted to $4,689,528. Stockholders’ equity showed an impairment of $2,598,066 at the end of the quarter. The negative cash flow from operations for the nine months ended September 30, 2007 totaled $862,677 and was substantially financed by borrowings and equity investments.

At the time of this submission, the Company had no bank debt. At September 30, 2007 its short-term liabilities, aside from trade payables and accruals, consisted of certain notes and loans aggregating approximately $739,450 (see, “Subsequent Events footnote to Financial Statements above). Current liabilities include $363,860 accrued unpaid dividends on outstanding preferred stock. We expect that these dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.
Current cash reserves and net cash flow from operations expected during the near future will not be sufficient to pay for our current and anticipated future needs. Provided Tell Capital AG meets its outstanding commitment to provide the additional $1,340,000 in equity investment, $625,000 of which is dedicated to the Kiwibox business and the balance to public company operations, and further provided that Tell Capital AG invests an additional $3 million which it has indicated it would on or before February 1, 2008, we believe we will have sufficient cash to meet our consolidated operational needs for the next twelve months. If we do not receive the $625,000 from Tell Capital AG so that we can transfer these funds to Kiwibox on or before December 5, 2007, Kiwibox would have the right to rescind its merger with us. Absent the receipt of this funding or in the event of such rescission, our financial condition would be subject to material and adverse consequences, requiring that we immediately seek another business opportunity and other investments in form of debt or equity capital. There can be no assurance in such a case, however, that our efforts to find alternative business opportunity and/or funding would lead to a successful funding for the working capital required to finance on-going operations. If we failed in these efforts, either by not receiving the investment commitments from Tell Capital AG or an alternative source, or we do not receive such funds in a timely manner, our management may be forced to effect severe cut-backs in our operations.

 Item 3.    CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Form 10-QSB for the quarter ended September 30, 2007, an evaluation was undertaken, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act; and; based upon that evaluation, Company management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the design of the Company’s disclosure controls and procedures are effective and ensure that all material information required to be disclosed by the Company in the reports that it files or submits under the Act, are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms; in addition, the evaluation confirmed that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to Company management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

At the time of this report, the Company is not a party in any material legal proceedings.

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Issuance of unregistered securities

During the quarter ended September 30, 2007, the Company issued the following unregistered securities:

On July 23, 2007, the Company accepted subscription proceeds in the amount of $75,000 from a shareholder/investor for 1,500,000 units, each unit of which is comprised of one restricted common share and one 5-year warrant to purchase a common share at an exercise price of $.07, for the subscription price of $.05 per unit.

On August 16, 2007, in connection with its acquisition of Kiwibox Media, Inc. Magnitude issued an aggregate 29,250,000 restricted common shares and an aggregate 43,610 shares of its Senior Convertible Series G Preferred stock to the three Kiwibox shareholders at the closing. The 43,610 Series G Preferred Shares issued to the Kiwibox principals at closing have an aggregate conversion value of $500,000 (the “Conversion Value”), which $500,000 Conversion Value is convertible into Company common shares by dividing it by the “Market Price” of the Company’s common stock during the twenty (20) successive trading days immediately preceding the second anniversary of the agreement. In addition, the Company signed two-year employment agreements with each of the three Kiwibox shareholders and issued to each a stock option to purchase up to 7,500,000 shares of our common stock at an exercise price of $.05 per share which shall vest and be exercisable by the Kiwibox shareholders, 50% on the first anniversary date of the Closing, 25% 18 months after the Closing and 25% on the second anniversary of the Closing. As further provided in their employment agreements with the Company, each Kiwibox shareholder was also issued a performance stock option to purchase up to an additional 3,000,000 shares of Company common stock, based upon the achievement of certain business goals. At Closing, the Company promised to issue to the investment banking firm, Southridge Investment Group, LLC of New York, New York or to its assigns (“Southridge”), 750,000 newly issued restricted common shares and paid a fee to Southridge of $15,000.

The Company issued these restricted securities to the shareholder/investor, the three Kiwibox shareholders and to Southridge in reliance upon the exemptions from the registration requirements of the Securities Act provided by Regulation D and Section 4(2) of the Securities Act: private sales of securities not involving a public offering. The shareholder/investor and Southridge were accredited investors, had pre-existing relationships with the Company, acknowledged that these securities were restricted securities, non-transferable except pursuant to the registration requirements of the Securities Act or exemptions therefrom, and the certificates representing such securities bore restrictive legends to such effect. Similarly, the three Kiwibox principals who received the unregistered securities were represented by counsel and financial advisors, performed due diligence on the Company’s plan of operations and financial condition over an extended period of time; all of the subject securities issued bore restrictive legends, preventing their further sale or transfer other than pursuant to an effective registration statement under the Securities Act or pursuant to valid exemptions therefrom.

Item 3 DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $363,860. These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

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

* 10.25 Copy of Agreement and Plan of Reorganization, Dated February 19, 2007, between the Company, Kiwibox Media, Inc. and the kiwibox Shareholders, and Form of Employment Agreement for the Three Kiwibox Shareholders,

10.26 Commitment from Tell Capital AG, dated July 26, 2007 and effective August 2, 2007

10.27 Amendment No. 3 to Agreement and Plan of Reorganization, dated July 31, 2007 and Effective August 2, 2007.

# 10.28 Preliminary Employment Agreement with Paul Farris, Dated September 19, 2007

(31.1) - Certification of Edward Marney, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) - Certification of Joerg H. Klaube, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) - Certification of Edward Marney, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(32.2) - Certification of Joerg H. Klaube, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

* Filed as exhibits to the Company’s Schedule 14A Definitive Proxy Statement, filed with the Commission on May 15, 2007.

# Filed as an exhibit to the Company’s Current Report filed with the Commission on September 19, 2007

(b)	Reports on Form 8-K:

On July 24, 2007, the Company filed a report on Form 8-K, informing about its acceptance of a firm commitment from a Swiss investment firm who subscribed to purchase an aggregate $3,000,000 of Company equity securities over the next several months. The transaction calls for the purchase of 60,000,000 “units” from the Company, with each unit comprised of one restricted common share and one 5-year warrant to purchase a common share at $.07, at the subscription price of $.05 per unit. The Company agreed to file a registration statement under the Securities Act on or before November 30, 2007, seeking to register for resale the unit common shares as well as those underlying the unit warrants.

On August 20, 2007, the Company filed a report on Form 8-K, informing about the closing of the acquisition of Kiwibox Media Inc.

On October 5, 2007, the Company filed a current report on Form 8-K, disclosing its employment agreement with Paul Farris on September 19, 2007, and the receipt in September, 2007, of an aggregate $500,000 in investment proceeds from Tell Capital AG.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-QSB to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNITUDE INFORMATION SYSTEMS, INC.

Date: November 19, 2007	By:	/s/ Edward Marney
Edward Marney
Chief Executive Officer