Form 10KSB
period 2007-12-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2008-04-15
CIK 838796

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE OF 1934

For the Transition Period From______ to_____

Commission File No. 33-20432

MAGNITUDE INFORMATION SYSTEMS, INC.
Exact Name of Registrant as Specified in its Charter

DELAWARE	75-2228828
State or Other Jurisdiction of Incorporation or Organization	IRS Employer Identification Number

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The Registrant’s revenues for the fiscal year ended December 31, 2007 were $29,745.

Common stock, par value $.0001 per share (“Common Stock”), was the only class of voting stock of the Registrant outstanding on March 28, 2008. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on March 28, 2008, ($0.02), the aggregate market value of the 63,685,964 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on March 28, 2008, was approximately $ 1,273,719. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

As of March 28, 2008, 376,242,570 shares of Common Stock, $.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

MAGNITUDE INFORMATION SYSTEMS, INC.

PART I
ITEM 1: BUSINESS

Section 1.1 The Company

Magnitude Information Systems, Inc. (the “Company”) was incorporated as a Delaware corporation on April 19, 1988 under the name Fortunistics, Inc. On November 18, 1998, the Company changed its name to Magnitude Information Systems, Inc. The Company owns substantially all outstanding stock of Magnitude, Inc., an operating subsidiary. The 1% of Magnitude, Inc. not owned by the Company constitutes a minority interest which is valued at $0.

On August 16, 2007 the Company acquired all outstanding shares of Kiwibox Media, Inc.

The Company, Magnitude, Inc. and Kiwibox Media Inc. are separate legal entities, with Kiwibox Media, Inc. being a wholly owned subsidiary. The operations of the combined entity are currently comprised almost exclusively of the operations of Kiwibox Media, Inc.

Prior to the implementation of its strategic business plan in 2007, the Company’s primary product was an integrated suite of proprietary software modules previously marketed under the name ErgoEnterprise™. During the latter half of fiscal year 2006, Company management concluded that the marketplace for the Company’s ergonomic software products was not developing, and would not develop to the material extent necessary in the next 12 to 24 months, to support and sustain the Company’s sales efforts. Accordingly, management determined that it would be in the best interests of the Company and its shareholders to identify another business opportunity and pursue it for the benefit of our shareholders. On February 19, 2007, the Company, pursuant to its strategic plan to seek another business opportunity, signed an Agreement and Plan of Reorganization with the owners of a social networking website, to acquire their Kiwibox.com website and business, represented by Kiwibox Media, Inc. Pursuant to that certain Agreement and Plan of Reorganization, in August, 2007, Kiwibox Media, Inc. merged with and into Magnitude Operations, Inc., a wholly owned subsidiary of Magnitude Information Systems, Inc., in a “reverse merger” transaction. The three shareholders of Kiwibox Media, Inc. transferred and delivered all of the outstanding stock of Kiwibox Media, Inc. to Magnitude Operations, Inc. for cancellation and received in exchange shares of Magnitude Information Systems, Inc. at closing. Also at closing and as a result of the merger, the separate legal existence of Magnitude Operations, Inc. ceased and Kiwibox Media, Inc. became the surviving corporation of the merger and a wholly owned subsidiary of Magnitude Information Systems, Inc. Following the merger, Magnitude Information Systems, Inc. is planning to change its corporate name to “KiwiAge Enterprises, Inc.”

The Company is currently subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934. The Company has the authority to issue an aggregate of Seven Hundred Million (700,000,000) Common Shares, par value $.0001, and Three Million (3,000,000) Preferred Shares, par value $.001, of which at December 31, 2007, Two Thousand Five Hundred (2,500) were designated as Cumulative Preferred Shares, par value $.001; Three Hundred Thousand (300,000) were designated as Series A Senior Convertible Preferred Stock, par value $0.001; Three Hundred Fifty Thousand (350,000) were designated as Series B Senior Convertible Preferred Stock, par value $0.001; One Hundred Twenty Thousand (120,000) were designated as Series C Senior Convertible Preferred Stock, par value $0.001; Five Hundred Thousand (500,000) were designated as Series D Senior Convertible Preferred Stock, par value $0.001; Five Hundred Thousand (500,000) were designated as Series E Senior Convertible Preferred Stock, par value $0.001, and Forty-Three Thousand Six Hundred Ten (43,610) were designated Series G Senior Convertible Preferred Stock

As of December 31, 2007, there were outstanding 276,709,237 Common Shares, 1 Cumulative Preferred Share, and 129,500 Convertible Preferred Shares.

Item 1. Description of Business

Overview

Through our subsidiary, we own and operate “Kiwibox.com”, a social networking website for teens. Initially launched in 1999, Kiwibox.com is an online social networking website dedicated to teen users. With approximately 1.8 million registered members, the Kiwibox website provides online content in several categories, dedicated to teens, including entertainment, fashion and games. We have formed a user-based contingent of contributors that submit, review and comment upon content and articles from all over the world, 24 hours a day, seven days a week. Kiwibox.com uses a “points” reward system for users, where a user may acquire elevated peer status and/or earn prizes which in many cases are provided by advertiser and/or sponsors. We are in the final stages of re-launching our website with increased functions, etc., scheduled for release in May, 2008.”

Our Prior Ergonomic Software Business

Early in 2007, Company management determined that it would be in the best interests of shareholders to acquire the new business opportunity presented by the Kiwibox social networking business. In making its decision, management considered the following factors:

•	The Company’s ergonomic software business had not generated sales and revenues sufficient to support its continuing operations;

•
The acquisition of Kiwibox would provide the Company and its shareholders with the opportunity to acquire and expand a product in the growing social networking website industry and provide the Company with, perhaps, a better platform with which to raise equity capital;

•
The Kiwibox.com website was a functional platform, already generating some revenue while the two other business opportunities that the Board reviewed and considered in early 2007 would have required further development before they could have been launched, and;

•
On April 10, 2007, pursuant to negotiations that began earlier in the year, we entered into a License and Client Software Support Agreement with Imminent Technologies, LLC ("IMT"), pursuant to the principal terms of which, we appointed IMT as a non-exclusive licensee/reseller for our suite of ergonomic software products (the "Software"), appointing IMT as our exclusive agent to provide support services to our current customers with service contracts. The Agreement permits IMT to resell and sublicense the Software worldwide at prices determined exclusively by IMT. IMT will pay us a royalty payment equal to 10% of the gross revenues in excess of $200,000 earned from the sale of the Software during each year of the Agreement. We agreed to pay IMT $20,000 to assist IMT in providing the customer support services in the commencement and transition period. The Agreement will automatically renew for successive one-year periods unless terminated by a party.

The Kiwibox Acquisition

On August 16, 2007, we acquired Kiwibox Media, Inc. through a reverse merger between Kiwibox and our wholly owned acquisition subsidiary. As a result of the merger, Kiwibox became our wholly owned subsidiary.

At the Kiwibox closing, we (1) issued an aggregate 30,000,000 restricted common shares to the three Kiwibox shareholders,  (2) issued an aggregate 43,610 shares of our Senior Convertible Series G Preferred stock to these principals, (3) paid an aggregate $150,000 in cash to these Kiwibox principals, less a $7,000 investment banking fee paid to Southridge Investment Group, and (4) signed two-year employment agreements with Messrs. Lin Dai, Ivan Tumanov and Michael Howard, the three Kiwibox shareholders, all pursuant to the terms and provisions of the Agreement and Plan of Reorganization, dated February 19, 2007, and amendments thereto, and as most recently modified by Amendment No. 6 between the parties on February 28, 2008. The 43,610 Series G Preferred Shares issued to the Kiwibox principals at closing have an aggregate conversion value of $500,000 (the “Conversion Value”), which $500,000 Conversion Value is convertible into our common shares by dividing it by the “Market Price”, representing the average price of our common stock during the twenty (20) successive trading days immediately preceding the second anniversary of the agreement. At the closing, the Company agreed to issue 750,000 of the Kiwibox shareholders’ restricted common shares to Southridge Investment Group, LLC as part of its fee.

As previously reported on our prior Form 8-K current report of August 2, 2007, the Swiss investment firm, Tell Capital AG, issued its commitment to subscribe to purchase an aggregate $3,000,000 of Company equity securities. This commitment provided us with the funds to close the Kiwibox acquisition.

As of the date of this report, Tell Capital AG and its assignees have invested $1,800,000. We used these subscription proceeds to pay the Kiwibox principals $150,000 due under our original agreement and to fund the Kiwibox business development and our corporate operating expenses. Most of the scheduled subscription payments from Tell Capital AG were late and we negotiated a series of six amendments and two standstill agreements with the Kiwibox principals. As a result of these amendments, we made $250,000 in cash payments to the Kiwibox principals and still owe them approximately 30,000,000 common shares and a payment against a corporate promissory note in the principal amount of $225,000 due June 15, 2008. On March 7, 2008, we closed on a private placement with 10 accredited investors and received subscription proceeds of $1,500,000. As a result, we met the last funding requirements for the acquisition and all conditions, including the Kiwibox right of rescission, terminated.

At the Kiwibox closing, we signed and delivered employment agreements with the three Kiwibox principals, covering a two year term and agreed to pay each Kiwibox Shareholder an annual base salary of $150,000. In addition, we agreed to pay each an annual bonus if certain business goals are met: a $100,000 bonus if the Kiwi Business has received no less than an average 215,000 “Unique Visitors” during either the 10th, 11th or 12th month of the first year of the term or achieved no less than $316,000 in gross revenues within the 12 moth period following the Closing. Alternatively, we agreed to pay each a $50,000 bonus if the Kiwi Business has received at least an average 175,000 but less than an average 215,000 “Unique Visitors” during either the 10th, 11th or 12th month of the first year of the term or at least $237,000 in gross revenues but less than $316,000 within the 12 moth period following the Closing. A “Unique Visitor” is a person who visits a Kiwibox website during any month during the term. For the second year of their employment agreements, we agreed to pay each a $100,000 bonus if the Kiwi Business has received no less than an average 550,000 Unique Visitors during either the 22nd, 23rd or 24th month of the second year of the term or attained $1,961,000 in gross revenues, or a bonus of $50,000 each if the Kiwi Business has received at least an average 415,000 but less than an average 550,000 Unique Visitors during either the 22nd, 23rd or 24th month of the second year of the term or attained at least $1,500,000 in gross revenues but less than $1,961,000. Each Kiwibox Shareholder received a stock option to purchase up to 7,500,000 shares of our common stock at an exercise price of $.05 per share which shall vest and be exercisable by the Kiwibox Shareholders, 50% on the first anniversary date of the Closing, 25% 18 months after the Closing and 25% on the second anniversary of the Closing. Each was issued, as well, under the terms of their employment agreements, a performance stock option to purchase up to an additional 3,000,000 shares of our common stock, 1,500,000 of which options shall vest and be exercisable by the Kiwibox Shareholders after the first anniversary date of the Closing if the Kiwi Business has received no less than an average 215,000 Unique Visitors during either the 10th, 11th or 12th month of the first year of the term or achieved $316,000 in gross revenues during the first year, and the balance, or 1,500,000 options shall vest and be exercisable by the Kiwibox Shareholders after the second anniversary date of the Closing if the Kiwi Business has received at least an average 550,000 Unique Visitors during either the 22nd, 23rd or 24th month of the second year of the term or achieved $1,961,000 in gross revenues during the second year of the agreements. The exercise prices for these stock options is $.05 per share.

History

Kiwibox.com was founded in 1999 by 3 students attending Carnegie Mellon University. Kiwibox.com was built as an online destination for teens, combining editorial content with interactive community features. Kiwibox.com produces a “For Teen by Teens” Online Magazine, and currently has over one-thousand (1,000) active member contributors and editors. This user generated entertainment content is managed though a proprietary Kiwibox.com editorial system that is unique to Kiwibox.com, and is highly acclaimed by the user base. Acceptance of this model was demonstrated through through exponential membership growth during the first two years of operations. This membership growth required better access to entertainment and content sources, advertisers, and business partners, thus in 2000 Kiwibox relocated from Pittsburgh to New York City. When the 2001 “dot-com” bubble burst in 2001 many Internet advertising agencies as well as Kiwibox competitors were forced out of business. In response Kiwibox.com reduced its operations and focused on maintaining and growing its membership community, while establishing itself as a highly trusted and safe teen destination.. As the Internet Advertising industry recovered over the next 6 years, Kiwibox.com steadily grew its registered membership base to 1.8 million.

Kiwibox Operations

In the United States alone the teenage population is approximately 44 million, as estimated by the US Census Bureau, and they spent over $189 billion in 2006 according to eMarketer. Spending by and on teens is projected to grow to 208 billion by 2011. To reach teens online, marketers will increasingly look to social networks. According to eMarekter, advertising on social networking websites is projected to be over $2 billion for 2008 and to grow to over $4 billion by 2011. Today’s teenagers are the first generation to grow up using the Internet for everything from entertainment and information, to shopping and communication. In fact, according to the Pew Internet and American Life Project, 83 percent of U.S. teenagers are online. And although there are a number of websites that have targeted this large marketplace no one site has yet to dominate it. We will strive through technology and content enhancements to make the Kiwibox.com website one of the most exciting teenage, multimedia sites available

Re-launch of our Website “2.0”

Kiwibox.com has been one of the pioneer web sites combining content and community features for teens. Over the past several years, new web technologies have emerged offering more flexibility and scalability for the creation and management of content, as well as a better user interface and experience. Such a collection of web technology is generally referred to as “Web 2.0 technology”. Kiwibox.com is in the process of redesigning the entire site to incorporate new software and features with a complete new interface and design. The re-launch of “Kiwibox 2.0” website is expected in April, 2008, with major improvements in the following categories:

Articles and Content - User generated content, supplemented by an enhanced editorial staff is being condensed into 5 major categories: Music, Entertainment, Games, Body & Style, Life & Love. Utilizing Kiwibox.com’s proprietary editorial system content currently contributed by 1,000 teen writers will be expanded, as will the delivery of exclusive video and interactive content. through partnership agreements with major media companies.

Community Features - An improved user profile will provide better social networking functionality, increasing interaction between users on Kiwibox.com and other social networking website.

Points and Rewards - To drive membership Kiwibox.com is expanding the number of activities for its members to earn points and rewards. Through increased partnership and sponsor programs Kiwibox.com is expanding its selection of member prizes and rewards.

Games - Kiwibox is expanding its partnerships with online game sites and online game developers, and will provide fresh new ways for users to compete and interact with one another, while providing our sponsors an enhanced platform to integrate their marketing message and advertising campaigns.

Potential Revenue Streams

Currently we generate the majority of our revenue from advertising/sponsorships. Although we anticipate average web advertising CPM (click per thousand) rates to remain steady in 2008, significant revenue growth is expected as the revitalized site is launched, and membership activity increases. New revenues, in the form of Mobile advertising will increase Kiwibox’s revenue base in 2008. Kiwibox Mobile, with an anticipated launch in Q2 2008, will include both text messaging services (SMS) and a Kiwibox mobile internet experience (WAP) Mobile services demand higher advertising revenue rates (CPM’s) than traditional website CPM’s, thus we expect Mobile revenues to significantly contribute to Kiwibox.com’s overall revenue stream.

Marketing Strategy

Our website is being constructed to promote safe and easy interactivity between the teen audience while providing a quality teen magazine. To date, we have devoted our resources to developing our teen magazine. Our new website will provide a platform for simple social interaction and connectivity among our teen members who will be able to share information and provide a portal for their social communication. The 2006 Nielsen Net Ratings have calculated that the top ten networking sites have grown approximately 47% and are expected to continue to grow at that rate for some time. The sites serve an estimated audience of approximately 68.8 million people, a large segment of the United States population.

We expect to spend approximately $300,000 on marketing in Q3 and Q4 of 2008, focusing on both web user acquisition as well as mobile user acquisition. Furthermore, the strategic placement of widgets and web apps on major competitor websites will further drive potential members to Kiwibox.com. Once potential new users reach Kiwibox via designated landing pages, they will be greeted with customized content, contests and features of their preference, along with points and incentives for them to join. New viral tools will be available to existing members to increase referrals and generate significant membership growth via word-of-mouth. We expect conversion and retention rate to significantly increase starting in Q3, with the goal to lower the per member acquisition cost by 50% or more by the end of 2008.

We will also pursue partnerships with smaller web sites with similar or complementary demographic and establish an affiliate network. Through co-marketing programs and revenue share advertising deals, we look to increase our brand exposure to potential members on affiliate sites, as well as further identifying potential web sites as acquisition targets.

Safety

Kiwibox.com has developed a proprietary monitoring model which assists in maintaining a safe site for our member base, combining both technology based systems and user authority interaction. Over the last 8 years our team have selected trusted long term members to become “site monitors” known on the Kiwibox.com site as “KiwiHelpers”. These KiwiHelpers utilize internal Kiwibox provided tools to remove inappropriate content as needed, guide and warn users, and continually scan the site for unsafe content or user activity. These helpers have an icon next to their username denoting that they are a KiwiHelper, thus users who believe they are not being treated respectfully, or otherwise feel uncomfortable, may easily find and reach a KiwiHelper to gain their assistance. If a KiwiHelper deems that a user or site issue requires further escalation, they in turn immediately contact Kiwibox personnel, which then evaluates and resolves the issue.

Kiwibox is constantly learning new and improved techniques to further our tools and methods, keeping Kiwibox.com one of the safest social networking destinations on the internet. We pride ourselves on our member involvement, and their ability to interact in an open yet safe environment, monitored by their peers.

Competition

Our primary competitors are other youth targeted online social networks, including Facebook.com, MyYearbook.com, and MySpace.com. MySpace and Facebook are widely considered the industry leaders, however, recently statistics and strategic announcements from both companies has indicated a shift in the target audience from teens and college students to a much broader and more adult demographic. We plan to distinguish ourselves by focusing on the teen users and offering superior and exclusive content for this audience.

Secondary competitors include teen content providers and entertainment bloggers such as Seventeen.com, PerezHilton.com, etc. These sites generate unique and engaging content that the teen audience enjoys and attracts a dedicated following. However, these teen content provider sites offer none or very limited social networking features. We plan on establishing partnerships and co-marketing agreements with certain strategic companies in this category, as well as utilizing our technology tools to aggregate content found on other popular teen sites.

Intellectual Property

Except for our patent covering our ErgoSentry software product, we currently do not own any other patents, trademarks, or license of any kind. However, the copyright on the Kiwibox.com web and mobile software and other related intellectual property rights are important assets. We hold the Internet domain names Kiwibox.com, Kiwibox.net, Kiwibox.org, Kiwibox.info, Kiwibox.tv, Kiwibox.us, Kiwibox.mobi, Kiwibox.cn, and Kiwibox.com.cn. Furthermore, for our mobile offerings, we hold the SMS short code 45494 (4KIWI) and related Internet domain names 4Kiwi.com, ForKiwi.com, and FourKiwi.com.

Governmental Regulations

Our Kiwibox website operations are subject to state, federal and international laws, rules and regulations that cover on-line business, privacy policies, consumer protection and product marketing. The Kiwibox website business is subject to state, federal and international laws, rules and regulations applicable to online commerce, including user privacy policies, product pricing policies, website content and general consumer protection laws.  Various laws, rules and regulations have been adopted, and probably will be adopted in the future, that apply to the Internet, including available online content, privacy concerns, online marketing, “spam” and unsolicited commercial email, taxation issues, and regulations that effect and monitor the quality of products and services.

A portion of these laws, rules and regulations that concern the Internet and its uses have been only recently adopted. Courts and administrative agencies have not yet fully interpreted these legal requirements as to their application and scope. Accordingly, our Kiwibox website business is subject to the uncertainties of future interpretations and application of these legal requirements. The application and interpretation of these legal requirements or the passage of new and/or revised laws, rules and regulations could reduce the demand for Kiwibox website services, increase its operational costs, and expose it to potential liability. Any such events could have a material adverse effect upon our Kiwibox website business and financial condition. Our failure, or that of our business partners, to accurately predict and anticipate the interpretation or application of these laws, rules and regulations, whether now in force or adopted in the future, could have a detrimental impact on our operations, create negative publicity for us and expose us to potential liability.

State and federal agencies are applying consumer protection laws to regulate the on-line use, collection and dissemination of personal information and website content. These laws require us to implement programs to notify our website users of our privacy and security programs. One of the anticipated features of our new Kiwibox website, scheduled for launch in April, 2008, will permit our members to post their personal information on their membership pages and exchange this information with others. These new website networking functions require that we also provide our members with direct access to their personal information and the ability to edit, correct or delete part or all of their personal information. Consumer protection laws will require us to obtain the consent of our website users if we want to collect and use certain portions of their personal information.

The Federal Trade Commission (“FTC”) is the lead federal agency monitoring Internet websites and their content. State attorneys general have become active monitors of the Internet at the local State level. These governmental bodies may investigate or bring enforcement actions against website operators they deem in violation of applicable consumer protection laws. We believe that our Kiwibox website’s collection and dissemination of information programs, including our privacy policies, do and will continue to comply with existing laws. However, a decision by a federal or state agency that any of our Kiwibox website’s business practices do not meet applicable legal standards could result in liability and have a material adverse effect on our business and financial condition.

Employees

Currently, we have one part-time and 12 full-time employees. We expect to hire an additional 2 or 3 full-time persons during 2008.

Risks Related to Our Business

Early Stage Company; Generation of Revenues

Kiwibox can be considered an early stage company and investors can not reasonably assume that we will ever be profitable. As a early stage company, we are likely to continue to have financial difficulties for the foreseeable future. We may successfully re-develop our website operations and generate additional revenues but still be unable to achieve profitability. Kiwibox has devoted substantial funds to develop its new website, scheduled for launch in April, 2008, but investors should be aware that there can be no assurance that Kiwibox will ever achieve revenues that exceed its operational costs. We may not obtain the funding necessary to provide Kiwibox with the working capital necessary to continue to develop and market its website. Moreover, the Kiwibox.com website may not receive sufficient internet traffic to increase revenues or achieve profitability.

Doubt Raised About our Ability to Continue as a Going Concern.

Our financial statements have been presented on the basis that we will remain a going concern and that our assets will increase and that we will satisfy our liabilities in the normal course of our business. Kiwibox has had minimal revenues and has incurred operating losses during the fiscal year ended December 31, 2007. Our independent auditors have concluded, these factors create an uncertainty about our ability to continue as a going concern. Our ability to continue as a going concern is dependent, among other factors, on our continued success in raising capital.

Need for Additional Capital; Long-Term Viability of Company

Our Kiwibox website business’s future capital requirements will depend on many factors, including the degree to which teenagers use the kiwibox.com Website and the degree to which Kiwibox is able to generate revenues from users of its site. The proceeds of our recent private placement securities offerings, which most recently raised a total of $1,500,000, will not enable our Kiwibox business to achieve a profitable level of operations before additional financing becomes necessary. As we will require additional financing, there is no assurance that such funding will be available on acceptable terms, or at all.  If we elect to sell equity to raise additional funds, there is no assurance that additional equity can be sold on terms favorable to the Company and to its existing shareholders, with the result that existing shareholders may incur substantial dilution. Without the necessary funding, we may be required to delay, reduce or terminate some or all of our Kiwibox website business or our efforts to obtain additional funding.

No Formal Feasibility and Market Research Plan

We have collected data and statistics concerning the potential market for the Kiwibox.com website and the costs of marketing our services. We have relied principally on the judgment and conclusions of our management, based on their respective knowledge and experiences. We have not performed any formal marketing study that confirms any absolute demand for the services we will provide on our new Kiwibox.com website, scheduled for launch in April, 2008.

Unpredictability of Future Revenues; Potential Downturns in Operating Results

Due to Kiwibox’s minimal revenues since inception and the uncertainty of revenues that may be generated through potential partners and alliances, we are currently unable to forecast our future revenues with accuracy.  Our current and future operational costs are based primarily on our marketing and website development plans and our estimates of future revenues. Our potential advertising and joint marketing sales results are difficult are difficult to forecast at this stage.  It will be difficult for us to realign our operational expenses should future revenue forecasts not materialize which would require that we curtail or cease certain aspects of our operations. Accordingly, if our future revenues are insufficient to fund our planned operations, such a shortfall could have an immediate adverse effect on our business, prospects, financial condition and results of operations.

We may experience cyclical downturns in our future operating results due to various factors, many of which are beyond our control. Some of the factors that could impact our operating results include: (a) our ability to attract and retain new members to our Kiwibox.com website; (b) new developments by our competitor websites; (c) advertising and product price competition; (d) our ability to develop enhancements to our website, upgrade its internet functionality and services; (e) our ability to attract and retain necessary personnel; (f) difficulties with our software or hardware equipment, including any interruptions in the development and maintenance of our internet equipment and related infrastructure systems related to our Kiwibox.com website; (g) the future impact of governmental rules, regulations and laws, and; (h) general economic conditions.

Website and Service Development Risks

The development of our new Kiwibox.com website is a highly complex technical process that has already experienced significant delays. Although scheduled to launch in April, 2008, we may experience additional problems that could further delay the public availability of our new Kiwibox.com website. Following the launch of our website, we will be required to add enhancements and services in the future to remain competitive in our teen marketplace. If we are unable to develop and introduce new services or enhancements to our website in a timely manner in response to changing market conditions or customer requirements, our business, prospects, operating results and financial condition could be materially adversely affected.

Limited Senior Management Team; Potential Problems with Expanding Personnel

We have a limited number of senior management personnel, planning, developing and managing our website business. We are in the process of expanding our website operations to accommodate potential growth in our membership and marketplace. We will experience significant pressure on our financial resources and management personnel as a result of the current expansion. In order to manage this expansion, we may be required to adopt new operating procedures, develop new advertising and marketing plans, financial controls and procedures and policies to supervise a growing employee population. We will also be required to attract, retain and properly administer the expansion of our employee population. Investors should be aware that we may not be able to adequately manage all of these new developments in our expansion, in which case our operations, business prospects, operating results and financial condition could be materially adversely affected.

Competition

Our website business in the teen marketplace is highly competitive. We can give no assurances that our website business will effectively compete with the more established teen websites currently operating in this marketplace.
Many of our competitors have significantly greater financial resources, established brand names and significantly larger membership and customer bases and we expect our competition to only intensify.

Dependence on Management

Kiwibox.com website’s success will be substantially dependent on the continued services and on the performance of our current senior management. We will also be dependent upon our ability to retain and incentivize our management team. The loss of services of any one or more of our senior management team could have a material adverse affect on our operating results, business prospects and financial condition.

Our success will be dependent, in large part, on the services of our principal officers and employees.  The loss of any of these individuals could have a material adverse effect on our business or results of operations.  We do not maintain “key-man” life insurance policies on the lives of our officers to compensate us in the event of their deaths.
Except for issues that require shareholder approval, investors should be aware that they will have no vote on our operations, business developments or any management issues, including expansion, website enhancements or personnel decisions. You should not invest in our company unless you understand that all business and operational decisions are made by our management.

We expect to spend significant financial and management resources in our efforts to comply with the internal control attestation provisions of Section 404 of the Sarbanes-Oxley Act of 2002 beginning with the fiscal year ended December 31, 2008

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, and the rules and regulations promulgated thereunder, our management will be required to attest to the adequacy of our internal controls and procedures in our annual report on Form 10-KSB for the year ended December 31, 2008.  Our management has limited experience in complying with Section 404.  In order to prepare our management and to implement additional controls and/or procedures, if necessary, to be compliant with these new legal standards, we have retained an outside accounting and financial firm to audit the internal controls and procedures we currently have in place. There is a possibility, therefore, that we will be required to make substantial changes to our internal controls in order for our management to be able to attest that our internal controls are effective as of December 31, 2008.  If our management is unable to attest that our internal controls are effective as of December 31, 2008, the price of our common stock may be adversely affected.

Creation of Brand Awareness

It will be crucial to the economic success of our Kiwibox.com website that we promote and establish brand awareness. A successful brand awareness campaign will tend to decrease our marketing expenses over time. If we are not able to adequately establish our brand in our marketplace, our operating results, market growth and financial condition could be materially adversely affected.

Potential for Defects in our Products and Services

Our Kiwibox.com website, its functionality, product offerings and services may contain defects or problems yet undetected. Such defects or problems could delay the launch of our new Kiwibox.com website, generate negative public comment and inhibit marketplace acceptance, any one or more of which could have a material adverse affect on our operating results and financial condition.

Penny Stock Regulation

Our common shares are subject to the “penny stock rules” that require broker-dealers who sell our shares to make specific disclosures before selling to certain persons. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risk associated therewith as well as the written consent of the purchaser of such security prior to engaging in a penny stock transaction. These penny stock restrictions will continue to apply as long as the Company’s common stock continues to trade at market prices below $5.00. Investors should be aware that the regulations on penny stocks may significantly restrict the ability of any purchaser of our common shares to sell his or her Company common shares in the market.

Absence of Dividends

We have not paid any dividends on our common stock and we are not likely to do so in the foreseeable future. We presently intend to retain earnings for use in growing our business. We may pay for some of our future expansion through debt financing, in which case lenders traditionally prohibit the payment of any such dividends. Investors should be aware, therefore, that the Company intends to re-invest any earnings back into our business for the foreseeable future and that they should have no expectations of receiving any dividends on the common shares they may purchase.

ITEM 2. Description of Property

We maintain our principal corporate offices at 1250 Route 28, Suite 309, Branchburg, New Jersey. We lease an approximate 850 square feet of office space pursuant to the terms of a 3-year lease we signed on September 1, 2006, which we may terminate upon notice. We pay a base rental payment of $1,103 per month plus utility/cam/property tax charges of approximately $600 per month, with nominal annual increases. In addition, we maintain offices for our Kiwibox operations at 330 W. 38th Street, Suite #1602, New York, New York 10018, consisting of approximately 1,600 square feet. We have a two-year lease covering these offices and pay monthly rent of $4,189.18.

ITEM 3: LEGAL PROCEEDINGS

At the time of this report, the Company is not a party to any material legal proceedings.

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

	OTC-BB
	Low/Bid	High/Ask
2006
First Quarter	$0.06	$0.12
Second Quarter	0.05	0.09
Third Quarter	0.03	0.06
Fourth Quarter	0.03	0.04
2007
First Quarter	$0.03	$0.06
Second Quarter	0.04	0.08
Third Quarter	0.04	0.07
Fourth Quarter	0.02	0.05

(b) Shareholders

As of March 28, 2008, there were approximately 400 shareholders of record for the Company’s Common Stock. The number of record holders does not include shareholders whose securities are held in street names.

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

Recent Issues of Unregistered Securities

During the fourth quarter of 2007 the Company issued the following unregistered securities:

1. We committed to issue 2,500,000 Units pursuant to a subscription agreement with an accredited investor and received subscription proceeds of $125,000 on or about July 23, 2007, as reported in our current report filed on Form 8-K on August 2, 2007. The subscription price for each Unit was $.05, with each Unit comprised of one restricted common share and one common stock purchase warrant. Each warrant is exercisable during a five year period at the exercise price of $.07 per warrant and contains a cashless exercise provision.

2. We are committed to issue an aggregate 35,700,000 Units to a Swiss based investor and its two assignees for aggregate subscription proceeds of $1,785,000: $500,000 received on or about August 16, 2007 and reported in our Form 8-K filed on August 16, 2007; $250,000 received on or about September 19, 2007 and reported in our Form 8-K filed on October 5, 2007; $250,000 received on or about October 3, 2007 and reported in our Form 8-K filed on October 5, 2007; $660,000 received on or about November 5, 2007 and reported in our Form 8-K filed on November 5, 2007; $15,000 received on or about December 28, 2007 and reported in our Form 8-K filed on December 28, 2007, and; $110,000 received on or about January 25, 2008 and reported in our Form 8-K filed on January 29, 2008. The subscription price for each Unit was $.05, with each Unit comprised of one restricted common share and one common stock purchase warrant. Each warrant is exercisable during a five year period at the exercise price of $.07 per warrant and contains a cashless exercise provision.

3. On October 31, 2007, three noteholder/investors converted the outstanding principal balances and accrued interest under six Company note, representing aggregate debt of $402,365.73, into restricted Company securities at a conversion rate equal to the Company’s then current “unit” investment terms. This conversion rate is at $.05 per unit, with each unit comprised of one restricted common share and one 5-year warrant, exercisable at $.07, resulting in the issue of 8,091,315 restricted common shares and an equal number of warrants to these three individuals.

4. We also issued the following shares of restricted common stock:

(i) 7,289,000 shares of common stock in return for cancellation of promissory notes for $364,450, and 802,315 shares for interest accrued on such note, to three domestic accredited investors;

(ii) 1,281,250 shares of common stock to two consultants for services rendered.

(iii) 3,000,000 shares of common stock to two domestic investors as loan origination fees and in return for the extension of the maturity of such loans;

(iv) Options for 500,000 shares, exercisable $0.05 and vesting over a three year period, to a senior manager employed by the Company.

All of the above offerings, sales and conversions were made in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act and/or Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act; (b) the investors were all shareholders of or prior investors in, the Company, had pre-existing relationships with the Company and the Company did not engage in any general solicitation with respect to the offerings; (c) the investors acknowledged that all securities being purchased were “restricted securities” as defined under applicable securities laws, and agreed to transfer such securities only in a transaction registered under the Securities Act or pursuant to available exemptions from such registration requirements; and (d) a legend was placed on the certificates representing each such security, disclosing that such securities are deemed restricted securities and could only be sold or otherwise transferred if registered under the Securities Act or pursuant to exemptions from such registration requirements.

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

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2007 and 2006 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

The financial data are those of Magnitude Information Systems, Inc. including the operations of Magnitude, Inc and KiwiBox Media, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

SELECTED FINANCIAL DATA

Balance Sheet	December 31, 2007
Total assets	$3,221,336
Current liabilities	6,316,912
Long-term debt	-
Working capital (deficit)	(5,826,532)
Shareholders’ equity (deficit)	$(3,095,576)

Statement of Operations	For the Year Ended December 31,
	2007	2006
Total revenues	$29,745	$47,701
Operating income (loss)	(2,119,832)	(3,716,867)
Net (loss)	(3,881,652)	(3,895,262)
Net (loss) after dividends
On Preferred Shares	(3,935,133)	(4,473,726)

Net loss per common share	$(0.02)	$(0.03)
Number of shares used in computing
per share data	243,609,819	170,692,731

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934

The information in this annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their businesses so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than those statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Magnitude Information Systems, Inc., included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Background

On August 16, 2007, we closed on our acquisition of Kiwibox Media, Inc., a business that had developed a social networking website dedicated to teenagers. As a result of this acquisition, accomplished through a reverse merger, Kiwibox Media, Inc. became our wholly owned subsidiary. Prior to this acquisition, we entered into a License and Client Software Support Agreement with Imminent Technologies, LLC on April 10, 2007, licensing our prior business’ suite of ergonomic software products and thereby, effectively terminating our involvement in the ergonomic software business, all as disclosed in the current report on Form 8-K we filed on April 11, 2007.

The Kiwibox Closing - August 16, 2007.

On August 16, 2007, we closed our acquisition of Kiwibox Media, Inc. through a reverse merger between Kiwibox and our wholly owned acquisition subsidiary. As a result of the merger, Kiwibox became our wholly owned subsidiary. At the Kiwibox closing, we (1) issued an aggregate 30,000,000 restricted common shares to the three Kiwibox shareholders,  (2) issued an aggregate 43,610 shares of our Senior Convertible Series G Preferred stock to these principals, (3) paid an aggregate $150,000 in cash to these Kiwibox principals, less a $7,000 investment banking fee paid to Southridge Investment Group, and (4) signed two-year employment agreements with Messrs. Lin Dai, Ivan Tumanov and Michael Howard, the three Kiwibox shareholders, all pursuant to the terms and provisions of the Agreement and Plan of Reorganization, dated February 19, 2007, and amendments thereto, and as most recently modified by Amendment No. 6 between the parties on February 28, 2008. The 43,610 Series G Preferred Shares issued to the Kiwibox principals at closing have an aggregate conversion value of $500,000 (the “Conversion Value”), which $500,000 Conversion Value is convertible into our common shares by dividing it by the “Market Price” of our common stock during the twenty (20) successive trading days immediately preceding the second anniversary of the agreement. At the closing, the Company promised to issue 750,000 of the KiwiBox shareholders’ restricted common shares to Southridge Investment Group, LLC as part of its fee.  Based upon our original Agreement and Plan of Reorganization of February 2007, we committed to invest $3.5 Million in the Kiwibox business. This commitment was based upon our communications with a Swiss based shareholder and investor in our Company, Tell Capital AG, who on July 26, 2007, sent us a commitment to invest $3 million of equity in our Company. Based upon Tell Capital’s commitment, we executed Amendment No. 3 to our original February, 2007 agreement with Kiwibox, committing to invest $3.5 million in various tranches, corresponding to the investment schedule set forth in the Tell Capital commitment, as well as agreeing to pay 60,000 restricted common shares for each day any of our scheduled investment tranches were late. Because of the delays in the receipt of the equity investments from Tell Capital, scheduled through November 1, 2007, our corresponding investment commitments to the Kiwibox business were also late. The continuing lateness of our investment commitments to the Kiwibox business resulted in further amendments to our Kiwibox agreement and required us to make a $100,000 penalty payment to the Kiwibox shareholders in 2007. The final modification to our original agreement, Amendment No. 6, executed on February 28, 2008, provided that if we raised $1.5 million in equity on or before March 7, 2008 and dedicated $700,000 of that amount to the Kiwibox business, made another penalty payment of $150,000 and delivered our corporate note in the principal amount of $225,000 to the Kiwibox shareholders, all rescission rights held by the Kiwibox shareholders and any further obligations to invest in the Kiwibox business would terminate. On March 7, 2008, we received $1.5 Million in subscription proceeds from investors, from which proceeds we dedicated $700,000 to the Kiwibox business, made the $150,000 penalty payment to the Kiwibox shareholders and delivered to them our $225,000 corporate note. Accordingly, the Kiwibox shareholders’ rights of rescission and our obligation to invest further funds in the Kiwibox business terminated. We have paid the Kiwibox shareholders $250,000 in cash, delivered to them our $225,000 corporate note, due June 15, 2008, and must issue to them approximately 30,000,000 restricted common shares resulting from the series of delays in meeting our commitments to invest funds into the Kiwibox business.

We signed and delivered two-year employment agreements with the three Kiwibox Shareholders at the closing. These employment agreements pay each Kiwibox Shareholder an annual base salary of $150,000 and an annual bonus if certain business goals are met. Each Kiwibox Shareholder received a stock option to purchase up to 7,500,000 shares of our common stock which vests over time as well as a performance stock option to purchase up to an additional 3,000,000 shares of our common stock, vesting upon the attainment of certain business goals. All of these stock options are exercisable at $.05 per share.

Plan of Operations

Since our acquisition of Kiwibox, we have been developing a new version of our website. Scheduled to launch in April, 2008, our new Kiwibox.com website contains significant enhancements over the current website. Our new website operations will include the following:

 Increase in our editorial staff - we have hired additional editorial staff persons to augment and expand our approximate 1,000 volunteer teen writers to provide more coverage in our content categories of music, entertainment, games, body & style and life & love;

 Enhanced Community Features - our new website will employ advanced social networking functionality that will permit increased interaction between our website and provide interface between our Kiwibox.com website and other social networking website.

More Points and Rewards - we are expanding the number of activities for our members to earn points and rewards. We expect this increase, as well as the new offering of virtual prizes, will attract new members to our website.

Expansion of our Game Offerings - we are expanding our partnerships with online game sites and online game developers, providing new interactivity between our users and a better platform for sponsors to integrate their marketing message and advertising campaigns.

In addition to the above features, we expect to continue to develop and enhance our user options and interface technology on our Kiwibox.com website.

Results of Operations for the Twelve Months Ended December 31, 2007 Compared to the Twelve Months Ended December 31, 2006.

The Company had no material revenues during 2007. Its former ergonomic software - based business had been discontinued and the acquisition of Kiwibox Media Inc. with its potentially significant revenues took place only in August 2007 and, by year-end, had not yet matured to a stage where significant revenues could be generated. For the year ended December 31, 2007, total revenues amounted to $29,745 compared to $47,701 in 2006. Revenues consisted almost entirely of $25,493 from the Kiwibox operations.

Gross profits amounted to $29,745, which equates revenues in the absence of directly attributable cost of goods sold. This contrasts to 2006 when in the course of the Company pursuing it former software business, gross profits were burdened with a fixed charge for amortization of certain proprietary software assets. After deducting selling -, research -, and general and administrative expenses of $2,477,577 compared to the $3,619,072 recorded in 2006, the Company realized an operating loss of $2,447,832 compared to an operating loss of $3,716,867 in 2006. $375,488 of such SG&A expenses were attributable to the cost of funding the operations of the new Kiwibox business and $1,594,778 were incurred in Magnitude. The decrease in these expenses from the $3,619.072 incurred in the prior year is primarily due lesser compensation expenses for salaries and stock-based consultancy fees. These savings were achieved through staff reductions and lesser dependency on outside services. The major items making up non-operating income and expenses included approximately $897,000 interest and amortization of financing expenses, mostly related to the acquisition of Kiwibox Media, Inc. During 2006, such expenses totaled approximately $327,000. In addition, we incurred a charge of approximately $559,000 in connection with the change in fair value of a derivative liabilities, compared to a gain of approximately $295,000 in 2006. The year concluded with a net loss of $3,881,652. After accounting for dividends accrued and discounts on outstanding preferred stock which totaled $53,481 the net loss applicable to common shareholders was $3,935,133 or $0.02 per share, compared to a loss of $4,473,726 or $0.03 per share.

Liquidity and Capital Resources

We have financed our business with new debt and equity capital since our cash flow is insufficient to provide the working capital necessary to fund our operations. We recorded $1,800,000 in cash from subscriptions for new equity capital from accredited private investors during 2007. In addition, we received $472,000 from short-term loans.

Our deficit in working capital amounted to $5,826,532 at December 31, 2007, as compared to $2,553,451 at December 31, 2006. Stockholders’ equity showed an impairment of $3,095,576 at the end of the year, compared to an impairment of $2,505,485 at the beginning of the year. The negative cash flow from operations totaled $1,261,783 and was substantially financed by new debt and equity which was obtained through private placements. The new equity placements were consummated by issuance of common stock and warrants to primarily foreign investors. Details of such transactions can be found in the “Changes and Issuance of Securities” sections in the Company’s quarterly reports on Forms 10-QSB during the year, as well as in the pertinent section of this report. During 2007, the Company filed several amendments to its four previously filed registration statements on Form SB-2, all of which covered common shares directly issued as well as common shares underlying the previously issued convertible preferred stock and warrants, in connection with prior financing transactions.

We have no bank debt and aside from trade payables and accruals, our indebtedness at December 31, 2007, consisted of certain notes and loans aggregating approximately $450,000. The position “Obligations to be settled in stock” of $1,622,921 represents, the value of stock to be issued under the before mentioned equity subscriptions, and of stock to be issued to the former principals of Kiwibox Media, Inc. as well as stock to be issued to certain consultants (see Financial Footnote Item “Obligations to be Settled in Stock”). Current liabilities also include $376,743 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

Our current cash reserves and net cash flow from operations expected during the near future will be insufficient to fund our website development, operations and marketing plan over the next twelve months. We expect to fund these requirements with further investments in form of debt or equity capital, targeted for the second quarter of 2008. There can be no assurance, however, that we will be able to identify a financing source or sources and if we do, whether the terms of such financing will be acceptable or commercially reasonable.

The major investor in our stock was Tell Capital AG and its assignees, who have invested $1,675,000 in our operations through December 31, 2007, pursuant to its commitment of July 26, 2007, to invest a total of $3 million on or before November 1, 2007. During this same period, Tell Capital AG indicated its further interest to invest a second $3 million of equity into our operations in early 2008. Because Tell Capital AG’s initial $3 million investment was not timely and due to the fact that the total $3 million was not received, our commitments to fund the Kiwibox business were correspondingly late. Because of this tardiness in meeting our Kiwibox funding commitments, we paid the Kiwibox Shareholders penalty cash payments of $250,000 and delivered our promissory note for $225,000 due June 15, 2008. We also owe a penalty of approximately 30,000,000 common shares to the Kiwibox Shareholders due to the partial investment amount actually received and the delays in our receipt of these funds. Although we have received an additional $110,000 of investment from Tell Capital AG and received $1,500,000 of subscription proceeds from additional investments in 2008, we will need the approximate $3 million of additional investment in order to fund our business plan through the next 12 months. See “Subsequent Event” below.

Absent the receipt of this additional $3 million funding, our website development, results of operations and financial condition could be subject to material adverse consequences. There can be no assurance in such a case that we could find alternative funding for the working capital required to finance on-going operations. If we failed in these efforts, either by not receiving the investment commitments from Tell Capital AG or an alternative source, or we do not receive such funds in a timely manner, our management may be forced to effect severe cut-backs in our operations.

NEW ACCOUNTING PRONOUNCEMENTS

In 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 (revised 2007) Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.

SFAS No. 141 (revised) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" including and amendment of FASB Statement No. 115 with respect to improvement of financial reporting of certain investments in debt and equity securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments.

SFAS No. 159 is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 160 Noncontrolling Interest in Consolidated Financial Statements as an amendment to ARB No. 51. This Statement is expected to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

Subsequent Events - Fiscal Year 2008

On January 28, 2008, we received a $110,000 investment from Tell Capital AG and on March 7, 2008, an additional $1,500,000 in subscription proceeds from 10 accredited foreign and domestic investors. We committed to issue 2,200,000 units to Tell Capital AG for its investment, at the subscription price of $.05 per unit, with each unit comprised of one restricted common share and one five-year warrant, exercisable at $.07 per share. The Company committed to issue to the March 7th investors an aggregate 50,000,000 restricted common shares and 50,000,000 common stock purchase warrants at the subscription price of $.02 per common share and $.01 per warrant. The warrants are exercisable anytime during their 5 year exercise period at the exercise price of $.05 per warrant with provisions for cashless exercise. The receipt of these private offering proceeds was disclosed in our current report on Form 8-K filed on March 7, 2008.

Based upon our original Agreement and Plan of Reorganization of February 2007, we committed to invest $3.5 Million in the Kiwibox business. This commitment was based upon our communications with a Swiss based shareholder and investor in our Company, Tell Capital AG, who on July 26, 2007, sent us a commitment to invest $3 million of equity in our Company. Based upon Tell Capital’s commitment, we executed Amendment No. 3 to our original February, 2007 agreement with Kiwibox, committing to invest $3.5 million in various tranches, corresponding to the investment schedule set forth in the Tell Capital commitment, as well as agreeing to pay 60,000 restricted common shares for each day any of our scheduled investment tranches were late. Because of the delays in the receipt of the equity investments from Tell Capital, scheduled through November 1, 2007, our corresponding investment commitments to the Kiwibox business were also late. The continuing lateness of our investment commitments to the Kiwibox business resulted in further amendments to our Kiwibox agreement and required us to make a $100,000 penalty payment to the Kiwibox shareholders in 2007. The final modification to our original agreement, Amendment No. 6, executed on February 28, 2008, provided that if we raised $1.5 million in equity on or before March 7, 2008 and dedicated $700,000 of that amount to the Kiwibox business, made another penalty payment of $150,000 and delivered our corporate note in the principal amount of $225,000 to the Kiwibox shareholders, all rescission rights held by the Kiwibox shareholders and any further obligations to invest in the Kiwibox business would terminate. On March 7, 2008, we received $1.5 Million in subscription proceeds from investors, from which proceeds we dedicated $700,000 to the Kiwibox business, made the $150,000 penalty payment to the Kiwibox shareholders and delivered to them our $225,000 corporate note. Accordingly, the Kiwibox shareholders’ rights of rescission and our obligation to invest further funds in the Kiwibox business terminated. We have paid the Kiwibox shareholders $250,000 in cash, delivered to them our $225,000 corporate note, due June 15, 2008, and must issue to them approximately 30,000,000 restricted common shares resulting from the series of delays in meeting our commitments to invest funds into the Kiwibox business.

On March 20, 2008, two shareholder/investors converted their Company promissory notes, representing an aggregate indebtedness of $350,000, into an aggregate 9,333,333 restricted common shares and an equal number of common stock purchase warrants.

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

ITEM 8A.  MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company in accordance with as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations.  Our internal controls framework is based on the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted, with the participation of the Chief Executive Officer and the Chief Financial Officer, supported by an outside accounting firm, an assessment of the effectiveness of the small business issuer’s internal control over financial reporting as of the year ended December 31, 2007. Management determined that at December 31, 2007, the Company had a material weakness because it did not have sufficient number of personnel with adequate knowledge, experience and training of U.S. GAAP commensurate with the Company’s reporting requirements. This material weakness required the identification of adjustments during the financial statement close process that have been recorded in the Company’s consolidated financial statements. Contributing to this lack of personnel resources was the Company’s acquisition of Kiwibox Media, Inc. on August 16, 2007 and the integration of this new subsidiary’s accounting and finance functions with those of the Company. Therefore, in order to present the Company’s consolidated financial statements for the fiscal year ended December 31, 2007 in accordance with U.S. GAAP, the Company hired a controller to be stationed at our Kiwibox Media’s offices and performed additional reviews and procedures. In addition, during the first quarter of 2008 the Company retained an outside accounting firm with technical and financial reporting expertise and intends to hire an additional accountant with substantial U.S. GAAP and SEC reporting experience to remediate the lack of qualified personnel.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

Other than described above, there have been no change in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The names of all directors and executive officers of the Company are as follows:

Name	Positions	Term Served (Expires)

Edward L. Marney	Director
	President, Chief Executive Officer	May 8, 2006

Joerg H. Klaube	Director
	Sr. Vice President, Secretary, Chief Financial Officer	December 2, 2005

Steven L. Gray	Director
	Chairman of the Board	August 30, 2006

Joseph J. Tomasek	Director	Feb. 11, 1999 (2006)

All Directors of the Company hold office until the next annual meeting of the shareholders and until successors have ben elected and qualified. Executive Officers of the Company are appointed by the Board of Directors at meetings of the Company 's Directors and hold office until they resign or are removed from office.

Edward L. Marney, Age 50 - Director, President and Chief Executive Officer.  Mr. Marney joined Magnitude, Inc. in May 2006 and was appointed a director in August 2006.  From 2003 to 2006, Mr. Marney was Managing Director of Triad Partners, LLC, a privately held investment company.  Prior to that from 2001-2003 Mr. Marney was Vice President, Business Intelligence at Medical Manager/WebMD Corporation.  Mr. Marney founded TouchPoint Software Corporation in 1994 and served as its CEO & President until its acquisition by WebMD Corporation in 2001.  Prior to that Mr. Marney served in various marketing and sales roles at Medical Information Technology and Burroughs Corporation.  He graduated with a B.S. from the Whittemore School of Business and Economics at the University of New Hampshire.

Joerg H. Klaube, Age 66 - Director and Chief Financial Officer, Senior Vice President. Joerg joined Magnitude, Inc. in December 1994. From 1993 to 1994 he was Vice President Administration for Comar Technologies Inc., a computer retail firm, and from 1983 to 1993 Chief Financial Officer for Unitronix Corporation, a publicly traded software design and computer marketing firm. Prior to that, Mr. .Klaube was employed for 16 years with Siemens Corp., the US subsidiary of Siemens AG, where he served most recently as Director of Business Administration for its Telecommunications Division. He graduated from the Banking School in Berlin, Germany, and holds an MBA degree from Rutgers University.

Joseph J. Tomasek, Age 61 - Director. Mr. Tomasek was appointed a director in February 2000. He has been engaged in the private practice of corporate and securities law in his own law firm for the last ten years. Mr. Tomasek was appointed to serve as general counsel for the Company in 1999. In addition to his work with the Company, Mr. Tomasek represents several other clients in the area of corporate law.

Steven L. Gray, Age 58 - Director. Mr. Gray was elected to serve on the Board on May 18, 2000. He is a resident of Venice, Florida. For the past six years, Mr. Gray has served as the President and is a shareholder of a private Florida corporation engaged in the retail distribution of nutritional products. This corporation has a customer base in nine countries. Prior to that time, Mr. Gray ran his own real estate development company, specializing in the design and construction of multi-family housing.

Family Relationships

There are no family relationships between any of the directors or executive officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company knows of no person, who at any time during the period from the date at which it filed its annual report on Form 10-KSB for the year ended December 31, 2006 to the present, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a).

ITEM 10: EXECUTIVE COMPENSATION

2007 SUMMARY COMPENSATION TABLE

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of Magnitude during the year ended December 31, 2007, regardless of the compensation level, and (ii) certain of our other executive officers, serving as an executive officer at any time during 2007, as well as the most highly compensated employees who did not serve as executive officers during 2007. Compensation information is shown for the fiscal years ended December 31, 2007 and 2006:

								(1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensatio n Earnings ($)	All Other Compensation($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Edward L. Marney	2007	161,538	35,000					12,884	209,422
Chief Executive	2006	86,538						5,950	92,488
Officer, President									-

Joseph J. Tomasek,	2007							127,000	127,000
Esq., Director and	2006							96,121	96,121
General Legal Counsel
Legal Fees:

Steven Gray	2007	20,000		111,000				3,481	134,481
Director	2006	30,000		107,450					137,450

Lin Dai	2007	$57,692		472,186	376,500			91,536	844,915
Employee of
Subsidiary

Michael Howard	2007	57,692		312,286	376,500			71,037	664,516
Employee of Subsidiary

Ivan Tumanov	2007	57,692		385,528	376,500			80,426	747,147
Employee of Subsidiary

All executive officers	2007	388,764	15,000	1,281,000	683,833			386,364	2,754,961
And Employees	2006	147,914	-			-	-	8,576	156,490
As a group (2 persons)

Explanation: Except for the employees, Lin Dai, Michael Howard, Ivan Tumanov and Paul Farris, no current Company officer or employee has an employment agreement with the Company. All of the items of compensation paid to the officers, directors and employees listed in the above Summary Compensation Table are discussed in the following paragraphs, under the individual’s name.

Edward L. Marney; 2007-2006. Ed Marney joined the Company in May, 2006, becoming first our Chief Executive Officer, then our President and a director. We paid Mr. Marney a cash salary of $161,538,a bonus of $35,000 and $12,884 for healthcare insurance expenses in 2007; we paid Mr. Marney $86,538 and reimbursed $5,950 of healthcare payments to him during 2006.

Joseph J. Tomasek 2007 and 2006:During fiscal years 2007 and 2006, the Company paid $127,000 and $ 96,121, respectively, to Mr. Tomasek for his legal services rendered to the Company.

Steven Gray 2006 and 2007.During fiscal year 2007 we paid Mr. Gray $20,000 and issued 1,850,000 restricted shares to him and an assignee, and 500,000 common stock purchase options for services rendered to the Company. We also issued 74,031 shares for interest on loans to the Company. During fiscal year 2006, we paid $30,000 and issued an aggregate 1,550,000 restricted common shares and 500,000 common stock purchase options to Mr. Gray for services rendered to the Company. During 2006, Mr. Gray assisted the Company in its change of management, providing day-to-day assistance in operations, customer relations including, interviewing potential candidates for management positions and coordinating the various audit schedule and management review projects. As set forth in the column “All Other Compensation” in the above table for 2007 and 2006, we valued the restricted common shares issued in the subject years based upon their average public market trading price as of the dates we issued these shares; we valued the 500,000 options granted in 2006, based upon a formula called the Black-Scholes Model.

Lin Dai 2007: During fiscal year 2007 we paid Mr. Dai a salary of $57,697 and, in connection with the acquisition of Kiwibox Media Inc. by Magnitude and in exchange against their ownership interest in Kiwibox Media Inc, paid a cash amount of $91,536 and issued 11,804,632 restricted common shares (listed under “Stock Awards”) and options for 7,500,000 shares, vesting over a 24-months period, exercisable at $0.057 per share. In addition to the options listed above Mr. Dai was issued performance stock options for 3,000,000 shares, further detailed below. As set forth in the column “All Other Compensation” in the above table for 2007, we valued the restricted common shares issued based upon their average public market trading price as of the dates we issued these shares; we valued the stock options based upon a formula called the Black-Scholes Model.

Michael Howard 2007: During fiscal year 2007 we paid Mr. Howard a salary of $57,697 and, in connection with the acquisition of Kiwibox Media Inc. by Magnitude and in exchange against their ownership interest in Kiwibox Media Inc, paid a cash amount of $71,037 and issued 7,807,155 restricted common shares (listed under “Stock Awards”) and options for 7,500,000 shares, vesting over a 24-months period, exercisable at $0.057 per share. In addition to the options listed above Mr. Howard was issued performance stock options for 3,000,000 shares, further detailed below. As set forth in the column “All Other Compensation” in the above table for 2007, we valued the restricted common shares issued based upon their average public market trading price as of the dates we issued these shares; we valued the stock options based upon a formula called the Black-Scholes Model.

Ivan Tumanov 2007: During fiscal year 2007 we paid Mr. Tumanov a salary of $57,697 and, in connection with the acquisition of Kiwibox Media Inc. by Magnitude and in exchange against their ownership interest in Kiwibox Media Inc, paid a cash amount of $80,426 and issued 9,638,213 restricted common shares (listed under “Stock Awards”) and options for 7,500,000 shares, vesting over a 24-months period, exercisable at $0.057 per share. In addition to the options listed above Mr. Tumanov was issued performance stock options for 3,000,000 shares, further detailed below. As set forth in the column “All Other Compensation” in the above table for 2007, we valued the restricted common shares issued based upon their average public market trading price as of the dates we issued these shares; we valued the stock options based upon a formula called the Black-Scholes Model.

Employment Agreements

Lin Dai, Michael Howard and Ivan Tumanov - 2007. As part of our acquisition of Kiwibox, on August 16, 2007, we entered into employment agreements with each these three principals of Kiwibox. an annual base salary of $150,000. In addition, we agreed to pay each an annual bonus if certain business goals are met: a $100,000 bonus if the Kiwi Business has received no less than an average 215,000 “Unique Visitors” during either the 10th, 11th or 12th month of the first year of the term or achieved no less than $316,000 in gross revenues within the 12 moth period following the Closing. Alternatively, we agreed to pay each a $50,000 bonus if the Kiwi Business has received at least an average 175,000 but less than an average 215,000 “Unique Visitors” during either the 10th, 11th or 12th month of the first year of the term or at least $237,000 in gross revenues but less than $316,000 within the 12 moth period following the Closing. A “Unique Visitor” is a person who visits a Kiwibox website during any month during the term. For the second year of their employment agreements, we agreed to pay each a $100,000 bonus if the Kiwi Business has received no less than an average 550,000 Unique Visitors during either the 22nd, 23rd or 24th month of the second year of the term or attained $1,961,000 in gross revenues, or a bonus of $50,000 each if the Kiwi Business has received at least an average 415,000 but less than an average 550,000 Unique Visitors during either the 22nd, 23rd or 24th month of the second year of the term or attained at least $1,500,000 in gross revenues but less than $1,961,000. Each Kiwibox Shareholder received a stock option to purchase up to 7,500,000 shares of our common stock at an exercise price of $.05 per share which shall vest and be exercisable by the Kiwibox Shareholders, 50% on the first anniversary date of the Closing, 25% 18 months after the Closing and 25% on the second anniversary of the Closing. Each was issued, as well, under the terms of their employment agreements, a performance stock option to purchase up to an additional 3,000,000 shares of our common stock, 1,500,000 of which options shall vest and be exercisable by the Kiwibox Shareholders after the first anniversary date of the Closing if the Kiwi Business has received no less than an average 215,000 Unique Visitors during either the 10th, 11th or 12th month of the first year of the term or achieved $316,000 in gross revenues during the first year, and the balance, or 1,500,000 options shall vest and be exercisable by the Kiwibox Shareholders after the second anniversary date of the Closing if the Kiwi Business has received at least an average 550,000 Unique Visitors during either the 22nd, 23rd or 24th month of the second year of the term or achieved $1,961,000 in gross revenues during the second year of the agreements. The exercise prices for these stock options is $.05 per share.

Paul Farris - 2007. On October 8, 2007, we hired Paul Farris as the Director of Business Development for our Kiwibox.com operations and executed a two-year employment agreement with him. We pay Mr. Farris an annual base salary of $90,000 and made two stock option grants to him for an aggregate 1,000,000 common shares: a stock option grant for 500,000 shares, exercisable at $.05 per share, vesting 1/3 each on the first, second and third anniversary dates of his employment, and; a performance stock option for a second 500,000 shares, also exercisable at $.05 per share, and vesting based upon the attainment of certain business goals: on the first anniversary date of his employment: (i) 250,000 Performance Stock Options shall fully vest provided that a Kiwi website has received no less than an average 645,000 Unique Visitors (defined below) during either the 10th, 11th or 12th month of the first year of the term, or; (ii) 125,000 Performance Stock Options shall vest provided that the Kiwibox.com website has received no less than an average 430,000 Unique Visitors during either the 10th, 11th or 12th month of the first year of the term; or (iii) 62,500 Performance Stock Options shall vest provided that the Kiwibox.com website has received no less than an average 215,000 Unique Visitors during either the 10th, 11th or 12th month of the first year of the term; on the second anniversary date of his employment: (i) all 250,000 Performance Stock Options shall fully vest provided that a Kiwi website has received no less than an average 1,650,000 Unique Visitors during either the 10th, 11th or 12th month of the second year of the term, or; (ii) 125,000 Performance Stock Options shall vest provided that the Kiwibox.corn website has received no less than an average 1,100,000 Unique Visitors during either the 10th, 11th or 12th  month of the second year of the term; or (iii) 62,500 Performance Stock Options shall vest provided that the Kiwibox.com website has received no less than an average 550,000 Unique Visitors during either the l0th, 11th or 12th month of the second year of the term. The term "Unique Visitor" is a person who visits a Kiwibox website during the specific month identified above. The determination of the actual number of Unique Visitors visiting a Kiwibox website during any specific month for purposes of this section shall be calculated based upon "Google Analytics".

Stock Options :

No stock options were granted during 2007 pursuant to the Company’s 1997 Stock Option Plan and 2000 Stock Incentive Plan, to any executive officers, directors, employees or to any beneficial owners of more than 10 percent of any class of equity securities of the Company. In addition, there were no stock options or warrants exercised by any officer, director, employee or to any beneficial owners of more than 10 percent of any class of equity securities of the Company during 2007.

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

Options Granted Outside of Stock Option Plans:

On August 16, 2007, the Company closed on its acquisition of Kiwibox Media Inc. and issued to each of the three Kiwibox Shareholder stock options provided for under their employment agreements. Each Kiwibox Shareholder received a stock option to purchase up to 7,500,000 shares of our common stock at an exercise price of $.05 per share which vests and is exercisable by the Kiwibox Shareholders, 50% on the first anniversary date of the Closing, August 16, 2008, 25% 18 months after the Closing and 25% on the second anniversary of the Closing. Each Kiwibox Shareholder was also issued a performance stock option to purchase up to an additional 3,000,000 shares of our common stock, 1,500,000 of which options vest and are exercisable following the first anniversary date of the Closing if the Kiwi Business has received no less than an average 215,000 Unique Visitors during either the 10th, 11th or 12th month of the first year of the term or achieved $316,000 in gross revenues during the first year, and the balance, or 1,500,000 options vest and are exercisable by the Kiwibox Shareholders after the second anniversary date of the Closing, provided the Kiwi Business has received at least an average 550,000 Unique Visitors during either the 22nd, 23rd or 24th month of the second year of the term or achieved $1,961,000 in gross revenues during the second year of the agreements. All of these stock options are non-qualified and are exercisable at $.05 per share.

We gave a 3-year stock option grant to Steven Gray, a director, to purchase 500,000 common shares at the exercise price of $.15 for services rendered to the Company during 2007.

Pursuant to the terms of his employment agreement, dated October 8, 2007, we made two stock option grants to Paul Farris for an aggregate 1,000,000 common shares: a stock option grant for 500,000 shares, exercisable at $.05 per share, vesting 1/3 each on the first, second and third anniversary dates of his employment, and; a performance stock option for a second 500,000 shares, also exercisable at $.05 per share, and vesting based upon the attainment of certain business goals: on the first anniversary date of his employment: (i) 250,000 Performance Stock Options shall fully vest provided that a Kiwi website has received no less than an average 645,000 Unique Visitors (defined below) during either the 10th, 11th or 12th month of the first year of the term, or; (ii) 125,000 Performance Stock Options shall vest provided that the iwibox.com website has received no less than an average 430,000 Unique Visitors during either the 10th, 11th or 12th month of the first year of the term; or (iii) 62,500 Performance Stock Options shall vest provided that the Kiwibox.com website has received no less than an average 215,000 Unique Visitors during either the 10th, 11th or 12th month of the first year of the term; on the second anniversary date of his employment: (i) all 250,000 Performance Stock Options shall fully vest provided that a Kiwi website has received no less than an average 1,650,000 Unique Visitors during either the 10th, 11th or 12th month of the second year of the term, or; (ii) 125,000 Performance Stock Options shall vest provided that the Kiwibox.corn website has received no less than an average 1,100,000 Unique Visitors during either the 10th, 11th or 12th month of the second year of the term; or (iii) 62,500 Performance Stock Options shall vest provided that the Kiwibox.com website has received no less than an average 550,000 Unique Visitors during either the l0th, 11th or 12th month of the second year of the term.

Outstanding Equity Awards At Fiscal Year-End Table

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2007, for each of the persons covered under our Summary Compensation Table.

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards No. of Underlying Unexercised Unearned Options	Option Exercise Price		Option Expiration Date	No. of Shares or Units of Stock that have not vested	Market Value of Shares or Units of Stock that have not vested	Equity Incentive Awards, Shares, Units Or other Rights that have not vested	Equity Incentive Plan Awards: Market or Payout value of Unearned Shares,Units or other rights that have not vested
Edward L. Marney, CEO and President	-	-	-		-	-	-	-	-	-

Joerg H. Klaube, CFO	-	-	-		-	-	-	-	-	-

Joseph J. Tomasek, Director and General Legal Counsel	-	-	-		-	-	-	-	-	-

Steven Gray, Chairman of the Board	500,000 500,000	- -	- -	$ $	0.15 0.15	1/1/09 1/1/10	- -	- -	- -	- -

Lin Dai Employee of Subsidiary	0	10,500,000			$.05	8/16/10	10,500,000

Michael Howard Employee of Subsidiary	0	10,500,000			$.05	8/16/10	10,500,000

Ivan Tumanov Employee of Subsidiary	0	10,500,000			$.05	8/16/10	10,500,000

Option Exercises and Stock Vested Table: None

Pension Benefits Table: None

Nonqualified Deferred Compensation Table: None

Pre-requisites Table: None

Compensation of Directors:

We have not paid any compensation to any of our directors for services rendered as directors during fiscal years 2006 and 2007.

During 2007, one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $127,000 for legal services.

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

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 28, 2008, the record and beneficial ownership of common stock of the Company by each executive officer, director and the three most highly compensated employees, all executive officers, directors and the three most highly compensated employees as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title of Class *	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class
Common	Edward Marney	-		-
Stock	Steven L. Gray	8,272,131	(2)	2.20%
	Joerg H. Klaube	1,400,000		0.37%
	Joseph J. Tomasek	2,847,166	(3)	0.77%
	Lin Dai	11,804,632	(4)	3.14%
	Michael Howard	7,807,155	(5)	2.10%
	Ivan Tomanov	9,638,213	(6)	2.56%
	Address of all persons above: c/o the Company.
	All Directors, Executive Officers	41,769,297		11.10%
	And the Three Most Highly
	Compensated Employees as a Group (7 persons)
	Steven D. Rudnik	24, 272,986		6.45%
	Tell Capital AG	27,750,000	(7)	7.38%
	Zurich, Switzerland
	Cambridge Services	25,000,000	(8)	6.64%
	Panama City, Panama
	VGZ	25,000,000	(9)	6.64%
	Zurich, Switzerland
	Monarich International, Inc.	25,000,000	(10)	6.64%
	El Dorado, Panama
	Discover Advisory Company	30,000,000	(11)	7.97%
	Nassau, Bahamas

* Based upon 376,242,570 common shares outstanding at March 28, 2008. The Company also has issued and outstanding as of March 28 2008, 129,500 shares of its Senior Convertible Preferred Stock, with concentrations in excess of 10% for one or more of the holders of such stock, however, none of such shares bear any voting rights.

(1)
For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock which such person has the right to acquire within 60 days of March 28 2008. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.

(2)	Includes options for 1,000,000 shares.

(3)	Includes warrants for 333,333 shares.

(4)	Does not include his portion of approximately 30,000,000 shares due to the three Kiwibox Shareholders for late penalties.

(5)	Does not include his portion of approximately 30,000,000 shares due to the three Kiwibox Shareholders for late penalties.

(6)	Does not include his portion of approximately 30,000,000 shares due to the three Kiwibox Shareholders for late penalties.

(7)	Includes 2,750,000 warrants owned by Ulrich Schuerch who has investment and voting control of Tell Capital AG, and 12,500,000 5-year Warrants, exercisable at $.07 per Warrant.

(8)	Represents 25,000,000 5-year warrants, exercisable at $.05 per warrant and provides for cashless exercise; Viktor Sauter has investment and voting control of Cambridge services.

(9)	Represents 25,000,000 5-year warrants, exercisable at $.05 per warrant and provides for cashless exercise; Markus Winkler has investment and voting control of VGZ.

(10)	Miguel Sanchez Lopez and Javier Rivera Fernandez have investment and voting control of Monarich International, Inc.

(11)	Karen Buehler has investment and voting control of Discover Advisory Company.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 2, 2007, the Company and a former employee, Steven W. Jagels settled a lawsuit commenced by Mr. Jagels against the Company based upon claims which included breach of his employment agreement. We agreed to make a payment of $20,040 to Mr. Jagels and to issue 3,000,000 common shares to him by January 7, 2007. We also agreed to include these shares in a registration statement and when declared effective by the SEC, to cause a buyer to purchase these shares from Mr. Jagels for $75,000 prior to February 28, 2007. The Company facilitated this payment and the lawsuit was dismissed with prejudice.

In January 2007 we issued warrants for 3,125,000 shares, exercisable at $0.05 per share, to the former president and chief executive officer, in connection with a settlement agreement reached during the fourth quarter in 2006

In May 2007 the Company reached agreement with the former president and chief executive officer to the effect that, in return for issuance of 2,000,000 shares, he would issue a waiver with respect to the Company’s obligation for filing a registration statement for certain securities previously issued to him by the Company.

During 2007 and 2006, one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $127,000 and $96,121, respectively, for legal services.

ITEM 13. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Rosenberg Rich Baker Berman & Company ("Rosenberg") billed us in the aggregate amount of $79,373 and $66,433 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-KSB and 10-QSB for the years ended December 31, 2007 and December 31, 2006, respectively.

AUDIT-RELATED FEES

Rosenberg did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2007 and December 31, 2006.

TAX FEES

Rosenberg billed us in the aggregate amount of $5,416 and $5,656 for professional services rendered for tax related services for the fiscal years ended December 31, 2007 and December 31, 2006, respectively.

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

ITEM 14: EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

The Exhibits that are filed with this report or that are incorporated by reference are set forth in the Exhibit Index attached hereto.

(b) Reports on Form 8-K

On October 5, 2007 the Company filed a report on Form 8-K announcing the hiring of a director for business development and informing about equity investments.

On October 12, 2007 the Company filed a report on Form 8-K announcing a press release informing about the launch of a new website for its Kiwibox subsidiary.

On November 6, 2007 the Company filed a report on Form 8-K informing about an equity investment transaction.

On November 28, 2007 the Company filed a report on Form 8-K announcing a press release informing about a joint marketing project with Nintendo.

On December 5, 2007 the Company filed a report on Form 8-K informing about an amendment to the Agreement and Plan of Reorganization involving the merger of its wholly owned subsidiary Magnitude Operations Inc. with Kiwibox Media Inc.

On December 5, 2007 the Company filed a report on Form 8-K informing about an amendment to the Agreement and Plan of Reorganization involving the merger of its wholly owned subsidiary Magnitude Operations Inc. with Kiwibox Media Inc.

On January 4, 2008 the Company filed a report on Form 8-K informing about a further amendment to the Agreement and Plan of Reorganization involving the merger of its wholly owned subsidiary Magnitude Operations Inc. with Kiwibox Media Inc and the receipt of an equity investment.

On February 5, 2008 the Company filed a report on Form 8-K informing about the signing of a Standstill Agreement with the former principals of its wholly owned subsidiary Kiwibox Media Inc. and the receipt of an equity investment.

On February 21, 2008 the Company filed a report on Form 8-K informing about the signing of a second Standstill Agreement with the former principals of its wholly owned subsidiary Kiwibox Media Inc.

On March 4, 2008 the Company filed a report on Form 8-K informing about a further amendment to the Agreement and Plan of Reorganization involving the merger of its wholly owned subsidiary Magnitude Operations Inc. with Kiwibox Media Inc.

On March 7, 2008 the Company filed a report on Form 8-K informing about an equity investment transaction.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNITUDE INFORMATION SYSTEMS, INC.

By: /s/ Edward L. Marney	Date: April 14, 2008
Edward L. Marney President and Chief Executive Officer (Principal Executive Officer), Director

By: /s/ Joerg H. Klaube	Date: April 14, 2008
Joerg H. Klaube Secretary, Chief Financial Officer (Principal Financial Officer) Director

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Steven L. Gray	April 14, 2008
Steven L. Gray, Chairman of the Board

/s/ Joseph J. Tomasek	April 14, 2008
Joseph J. Tomasek, Director

EXHIBIT INDEX

(3) (i)	Articles of Incorporation and Amendments thereto, incorporated herein by reference to Exhibits of previous filings with the Commission.

(3) (ii)	Bylaws of the Company, incorporated herein by reference to Exhibits of previous filings with the Commission.

10.1*	Resignation Agreement dated July 21, 1999, between J. Swon and B. Deichl and the Company, incorporated herein by reference to the Exhibit of Form S-8 filed with the Commission on August 3, 1999.

10.2*	Resignation Agreement dated January 28, 2000, between M. Martin and the Company, incorporated herein by reference to the Exhibit of Form S-8 filed with the Commission on January 31, 2000.

10.3*
Employment Agreement, dated April 15, 1996 between the Company and Joerg Klaube, incorporated herein by reference and previously filed as an Exhibit to the Company's Form 10-KSB for the fiscal year ended December 31, 1997 with the Commission.

10.4*	Employment Agreement, dated July 1, 1999 between the Company and John C. Duncan.

10.5*	Termination Agreement, dated as of August 1, 2001, by and between the Company and Torneaux Fund, Ltd.

10.6*	Contract by and between Lockheed Martin and the Company, dated December 21, 2000.

10.7*	Employment Agreement, dated April 15, 2002 between the Company and Steven D. Rudnik.

10.8*	Employment Agreement, dated February 15, 2002 between the Company and Mark Fuller.

10.9*	Employment Agreement, dated April 15, 2002 between the Company and Joerg Klaube.

10.10*	Employment Agreement, dated April 15, 200 between the Company and Steven Jagels

10.11* *	Brokerage Placement Assistance Agreement, Dated January 2, 2004, between the Company and vFinance Investments, Inc.

10.12 *	Consulting Agreement, dated December 1, 2003, by and between the Company and Alan Cohen.

10.13 *	Consulting Agreement, dated February 12, 2003, by and between Jackson-Hewitt Investment Services, Inc. and the Company.

10.14 *	Consulting Agreement, dated September 25, 2003, by and Between James W. Morton and the Company.

10.15 *	Consulting Agreement, dated September 15, 2003, by and between Premium Strategy Partners AG and the Company.

10.16 *	Consulting Agreement, dated September 25, 2003, by and between Ulrich Schuerch and the Company.

10.17 *	Consulting Agreement, dated December 1, 2003, by and between Murray Zaroff and the Company.

10.18 *	Consulting Agreement, dated November 28, 2003, by and between The Research Works Inc. and the Company.

10.19 *	Stock Purchase Agreement, dated August 18, 2006, by and between 33 Group, LLC and the Company.

10.20 *	Stock Purchase Agreement, dated August 18, 2006, by and between Azzurri Group, LLC and the Company.

10.21 *	Form of Company Warrant to be issued in connection with the Stock Purchase Agreements, Exhibits 10.19 and 10.20, respectively.

10.22 *	Settlement Agreement, dated August 8, 2006, between the Company and Steven D. Rudnik.

10.23 *	Settlement Agreement, dated December 13, 2006, between the Company and Steven D. Rudnik.

10.24 *	Settlement Agreement, dated January 2, 2007, between the Company And Steven W. Jagels.

10.25*
Copy of Agreement and Plan of Reorganization, Dated February 19, 2007, between the Company, Kiwibox Media, Inc. and the Kiwibox Shareholders, and Form of Employment Agreement for the Three Kiwibox Shareholders,

10.26*	Preliminary Employment Agreement with Paul Farris

10.27*	Commitment from Tell Capital AG, dated July 26, 2007 and effective August 2, 2007

10.27*	Amendment No. 3 to Agreement and Plan of Reorganization, dated July 31, 2007 and Effective August 2, 2007

10.28*	Preliminary Employment Agreement with Paul Farris, Dated September 19, 2007

10.29*	Amendment No. 4 to Agreement and Plan of Reorganization, dated as of December 3, 2007.

10.30*	Amendment No. 5 to Agreement and Plan of Reorganization, dated as of December 31, 2007.

10.31*	Standstill Letter Agreement, dated as of January 30, 2008.

10.32*	Standstill Letter Agreement, dated as of February 11, 2008.

10.33*	Amendment No. 6 to Agreement and Plan of Reorganization, dated as of February 28, 2008.

21.	Subsidiaries of the Company:

(i) Magnitude, Inc. and Kiwibox Media, Inc. are corporations formed under the laws of the State of Delaware and and are the names under which they conduct business.

31.1	Certification of Edward Marney, Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Joerg H. Klaube, Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

*	Documents filed as exhibits to Registrant’s current reports, quarterly reports, annual reports and registration statements and amendments thereto with the U.S. securities and Exchange Commission.

OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE

(a)	The Company’s Quarterly Reports on Form 10-QSB for the periods ended March 31, 2007, June 30, 2007, and September 30, 2007.

(b)	All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act since the Company’s fiscal year ended December 31, 2006

Magnitude Information Systems, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2007

Magnitude Information Systems, Inc. and Subsidiaries
Index to the Consolidated Financial Statements
December 31, 2007

Page
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Consolidated Balance Sheet	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Stockholders Equity (Deficit)	F-5-F-6

Consolidated Statements of Cash Flows	F-7-F-9

Notes to the Consolidated Financial Statements	F-10-F-33

[letterhead of
Rosenberg Rich Baker Berman & Company
380 Foothill Road, Bridgewater, New Jersey]

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Magnitude Information Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of Magnitude Information Systems, Inc. and Subsidiaries as of December 31, 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magnitude Information Systems, Inc. and Subsidiaries as of December 31, 2007 and the consolidated results of their operations and their cash flows for the years ended December 31, 2007 and 2006, in conformity with U.S. generally accepted accounting principles.

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

/s/Rosenberg Rich Baker Berman & Company
Bridgewater, New Jersey April 15, 2008	Rosenberg Rich Baker Berman & Company

Magnitude Information Systems, Inc. and Subsidiaries
Consolidated Balance Sheet
December 31, 2007

Assets
Current Assets
Cash	$470,148
Accounts receivable, net of allowance for doubtful accounts of $0	7,893
Prepaid expenses	12,339
Total Current Assets	490,380
Property and equipment, net of accumulated depreciation of $81,965	.20,788
Deferred financing costs, net of accumulated amortization of $539,597	35,303
Goodwill	2,663,751
Other Assets	11,114
Total Assets	3,221,336
Liabilities and Stockholders’ Equity (Impairment)
Current Liabilities
Accounts payable and accrued expenses	907,799
Deferred revenues	100,000
Dividends payable	376,743
Obligations to be settled in stock	1,622,921
Loans and notes payable	450,000
Current maturities of long-term debt	33,529
Derivative liability for warrants and options	2,825,920
Total Current Liabilities	6,316,912

Commitments and Contingencies	-

Stockholders’ Equity (Impairment)
Preferred stock, $.001 par value, non-voting, 3,000,000 shares authorized; 129,500 shares issued and outstanding	129
Common stock, $.0001 par value, 700,000,000 shares authorized; 276,709,237 shares issued and outstanding	27,671
Additional paid in capital	36,739,270
Loans receivable - stockholders	(286,721)
Accumulated (deficit)	(39,575,925)
Total Stockholders’ Equity (Impairment)	(3,095,576)
Total Liabilities and Stockholders’ Equity (Impairment)	$3,221,336

See notes to the consolidated financial statements.

Magnitude Information Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2007	2006
Net Sales
Software licensing and maintenance	$4,252	$47,701
Advertising	25,493	-
Total Net Sales	29,745	47,701
Cost of Goods Sold
Software amortization	-	145,496
Total Cost of Goods Sold	-	145,496
Gross Profit (Loss)	29,745	(97,795)

Research and development costs	735	75,998
Stock-based compensation (see below)	890,504	1,583,075
Selling, general and administrative expenses	1,586,338	1,959,999
Loss From Operations	(2,447,832)	(3,716,867)
Other Income (Expense)
Interest income	2,551	20
Interest expense	(357,385)	(326,744)
Gain on extinguishment of debt	49,678	-
Loss on disposition of assets	-	(355)
Other expenses	(156)	(5,000)
Amortization of intangible asset	(30,000)	-
Impairment of software intangibles	-	(174,954)
Amortization financing costs	(539,597)	-
Change in fair value of derivative conversion feature	-	102,762
Change in fair value of options and warrants	(558,911)	192,136
Total Other Income (Expense)	(1,433,820)	(212,135)
Loss Before Benefit from Income Taxes	(3,881,652)	(3,929,002)
Benefit from Income Taxes	-	33,740
Net Loss	$(3,881,652)	$(3,895,262)
Dividends on Preferred Shares	$(53,481)	$(578,464)
Net Loss Applicable to Common Shareholders, basic and diluted	$(3,935,133)	$(4,473,726)
Net Loss Per Common Share, basic and diluted	(0.02)	(0.03)
Weighted Average of Common Shares Outstanding	243,609,819	170,692,731

All of the stock-based compensation relates to selling, general and administrative expenses.

See notes to the consolidated financial statements.

Magnitude Information Systems, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (Deficit)
Year Ended December 31, 2006

										Total
	Convertible		Cumulative				Additional			Stockholders’
	Preferred Shares		Preferred Shares		Common Stock		Paid in	Accumulated	Deferred	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Compensation	(Deficit)
Balances, January 1, 2006	322,333	$322	1	$-	140,606,672	$14,061	$30,516,359	$(31,167,065)	$(28,058)	$(664,381)
Issuance of convertible preferred stock pursuant to private equity placements	24,583	25	-	-	-	-	138,475	-	-	138,500
Issuance of common stock and warrants pursuant to private equity placements	-	-	-	-	39,000,000	3,900	1,076,500	-	-	1,080,000
Conversion of convertible preferred stock into common stock	(137,059)	(137)	-	-	13,705,940	1,371	(1,234)	-	-	-
Issuance of common stock pursuant to settlement agreements for redemption of preferred stock and accr. dividends with former officer	(100,000)	(100)	-	-	10,250,000	1,025	818,975	(469,005)	-	350,895
Issuance of equity securities pursuant to severance arrangement with former officer					6,000,000	600	567,077			567,677
Issuance of common stock in connection with the conversion of a promissory note and settlement of certain other liabilities	-	-	-	-	8,442,500	844	183,096	-	-	183,940
Issuance of common stock for services performed	-	-	-	-	6,230,360	623	467,273	-	-	467,896
Issuance of options and warrants for services performed	-	-	-	-	-	-	545,345	-	-	545,345
Amortization of discount on preferred stock	-	-	-	-	-	-	18,895	(18,895)	-	-
Reclassification of warrants and options from equity to liabilities	-	-	-	-	-	-	(1,315,085)	-	-	(1,315,085)
Recognition of beneficial conversion feature on convertible debt							97,497			97,497
Dividends on conv. preferred stock	-	-	-	-	-	-	-	(90,565)	-	(90,565)
Recognition of expense on deferred compensation	-	-	-	-	-	-	-	-	28,058	28,058
Net loss, year ended December 31, 2006	-	-	-	-	-	-	-	(3,895,262)	-	(3,895,262)
Balances, December 31, 2006	109,857	$110	1	$-	224,235,472	$22,424	$33,112,773	$(35,640,792)	$-	$(2,505,485)

See notes to the consolidated financial statements

Magnitude Information Systems, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (Deficit)
Year Ended December 31, 2007

										Total
	Convertible		Cumulative				Additional		Loans	Stockholders’
	Preferred Shares		Preferred Shares		Common Stock		Paid in	Accumulated	Receivable -	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders	(Deficit)
Balances, January 1, 2007	109,857	$110	1	$-	224,235,472	$22,424	$33,112,773	$(35,640,792)	$-	$(2,505,485)
Issuance of common stock pursuant to exercise of option	-	-	-	-	600,000	60	5,940	-	-	6,000
Issuance of common stock for accrued sales commissions	-	-	-	-	143,542	14	5,727	-	-	5,741
Conversion of convertible preferred stock and accrued dividends into common stock	(23,967)	(24)	-	-	2,207,658	221	17,710	-	-	17,907
Issuance of common stock pursuant to severance agreements with former officers	-	-	-	-	5,150,000	515	291,485	-	-	292,000
Issuance of equity securities to former officers of Kiwibox pursuant to merger agreement	43,610	43			30,000,000	3,000	1,996,957			2,000,000
Loans acquired from Kiwibox in connection with merger	-	-	-	-	-	-	-	-	(286,721)	(286,721)
Issuance of common stock for services performed	-	-	-	-	3,281,250	328	156,608	-	-	156,936
Issuance of common stock for interest and financing costs	-	-	-	-	3,802,315	380	194,736	-	-	195,116
Recognition of intrinsic value of BCF on convertible debt instruments	-	-	-	-	-	-	152,046	-	-	152,046
Issuance of common stock pursuant to conversion of promissory notes	-	-	-	-	7,289,000	729	363,721	-	-	364,450
Recognition of stock-based compensation for common stock options granted to employees	-	-	-	-	-	-	441,567	-	-	441,567
Dividends on conv. preferred stock	-	-	-	-	-	-	-	(53,481)	-	(53,481)
Net loss, year ended December 31, 2007	-	-	-	-	-	-	-	(3,881,652)	-	(3,881,652)

Balances, December 31, 2007	129,500	$129	1	$-	276,709,237	$27,671	$36,739,270	$(39,575,925)	$(286,721)	$(3,095,576)

See notes to the consolidated financial statements

Magnitude Information Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2007	2006
Cash Flows From Operating Activities
Net Loss	$(3,881,652)	$(3,895,262)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	577,671	173,570
Securities issued for various expenses	890,504	1,555,017
Recognition of expense - deferred compensation	-	28,058
Recognition of expense - derivative conversion feature	-	102,762
Amortization of debt discounts - beneficial conversion feature	152,046	97,497
Amortization of debt discount - warrants issued with debt	150,712	67,503
Loss on disposition of assets	-	356
Gain on extinguishment of debt	(49,678)	-
Impairment of software intangibles	-	174,954
Change in value of derivative liabilities	558,904	(294,898)
Bad debt provision	66	1,900
Decreases (Increases) in Assets
Accounts receivable	4,131	20,332
Prepaid expenses	27,450	8,897
Other assets	-	23,996
Increases (Decreases) in Liabilities
Accounts payable and accrued expenses	276,892	171,500
Deferred revenue	(2,829)	77,290
Obligations to be settled in stock	34,000	97,439
Net Cash Used by Operating Activities	(1,261,783)	(1,589,089)

Cash Flows From Investing Activities
Cash outlay - KiwiBox Media acquisition	(508,000)	-
Purchases of equipment, fixtures, and software	(13,376)	(8,993)
Net Cash Used by Investing Activities	(521,376)	(8,993)

Cash Flows From Financing Activities
Repayment of capital lease obligations	-	(257)
Proceeds from loans payable	472,000	437,450
Repayment of loans payable	(100,000)	(95,000)
Cash received for subscriptions	1,800,000	-
Proceeds from issuance of common and preferred stock	-	1,218,500
Net Cash Provided by Financing Activities	2,172,000	1,560,693

Net Increase (Decrease) in Cash	388,841	(37,389)
Cash at beginning of period	81,307	118,696
Cash at end of period	$470,148	$81,307
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$86	$15,687
Taxes Paid	$-	$1,000

See notes to the consolidated financial statements.

Magnitude Information Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Year Ended December 31, 2007

Schedule of non-cash investing and financing activities

In connection with the issuance of notes payable, the Company incurred deferred finance costs payable in common stock	$574,900

In connection with the redemption of the Company’s Series A and F preferred stock and accrued dividends, 2,207,658 common shares were issued	$17,907

Sales commissions payable in the form of 143,542 shares of common stock	$12,719

In connection with the conversion of promissory notes, 7,289,000 common shares were issued	$364,450

Value of 3,802,315 common shares issued for interest and financing costs	$195,116

Value of 43,610 preferred shares and 30,000,000 common shares issued to former principals of Kiwibox Media Inc pursuant to merger agreement	$2,000,000

Recognition of intrinsic value of beneficial conversion features on convertible debt, credited to additional paid-in capital	$152,046

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

Prior to the implementation of its strategic business plan in 2007, the Company’s primary product was an integrated suite of proprietary software modules previously marketed under the name ErgoEnterprise™. During the latter half of fiscal year 2006, Company management concluded that the marketplace for the Company’s ergonomic software products was not developing, and would not develop to the material extent necessary in the next 12 to 24 months, to support and sustain the Company’s sales efforts. Accordingly, management determined that it would be in the best interests of the Company and its shareholders to identify another business opportunity and pursue it for the benefit of our shareholders. On February 19, 2007, the Company, pursuant to its strategic plan to seek another business opportunity, signed an Agreement and Plan of Reorganization with the owners of a social networking website, to acquire their Kiwibox.com website and business, represented by Kiwibox Media, Inc. Pursuant to that certain Agreement and Plan of Reorganization, in August, 2007, Kiwibox Media, Inc. merged with and into Magnitude Operations, Inc., a wholly owned subsidiary of Magnitude Information Systems, Inc., in a “reverse merger” transaction. The three shareholders of Kiwibox Media, Inc. transferred and delivered all of the outstanding stock of Kiwibox Media, Inc. to Magnitude Operations, Inc. for cancellation and received in exchange shares of Magnitude Information Systems, Inc. at closing. Also at closing and as a result of the merger, the separate legal existence of Magnitude Operations, Inc. ceased and Kiwibox Media, Inc. became the surviving corporation of the merger and a wholly owned subsidiary of Magnitude Information Systems, Inc. Magnitude Information Systems, Inc. is planning to change its corporate name to “KiwiAge Enterprises, Inc.”

Cash and cash equivalents

The Company accounts for cash and other highly liquid investments with original maturities of three months or less as cash and cash equivalents.

Principles of Consolidation

The consolidated financial statements include the accounts of Magnitude Information Systems, Inc. and its wholly-owned subsidiaries Magnitude, Inc. and Kiwibox Media, Inc. The activities of the Company’s newly acquired subsidiary Kiwibox Media, Inc. are included in the financial statements for the period from August 16, 2007 (date of acquisition) to December 31, 2007. All significant inter-company balances and transactions have been eliminated.

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

Magnitude Information Systems, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $6,717 and $387 for the years ended December 31, 2007 and 2006, respectively.

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

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial- and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset for the year ended December 31, 2007.

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

Goodwill and Intangible Assets

The Company accounts for its goodwill and intangible assets pursuant to SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS 142, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with indefinite lives are evaluated at least annually for impairment by comparing the asset's estimated fair value with its carrying value, based on cash flow methodology.

The Company’s intangible assets including goodwill are subject to impairment testing in the event of certain indicators. Impairment in the carrying value of an asset is recognized whenever anticipated future cash flows (undiscounted) from an asset are estimated to be less than its carrying value. The amount of the impairment recognized is the difference between the carrying value of the asset and its fair value.

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

GOING CONCERN

As shown in the accompanying financial statements, the Company incurred net losses of $3,881,652 and $3,895,262 during the years ended December 31, 2007 and 2006, respectively, and has a significant working capital deficiency. The ability of the Company to continue as a going concern is dependent on increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern Management’s plans are to continue discussions with several potential investors to obtain additional capital in order to alleviate the situation.

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

Magnitude Information Systems, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31, 2007:

Furniture and fixtures	$2,014
Computer equipment	74,722
Office equipment	26,017
Total	102,753
Less: accumulated depreciation	81,965
$20,788

Depreciation expense charged to operations was $8,074 and $5,921 in 2007 and 2006, respectively.

GOODWILL

On August 16, 2007, the Company completed its acquisition of 100% of the outstanding capital stock of KiwiBox Media, Inc. The total purchase price of $2,357,500 was calculated as follows: we issued 30,000,000 restricted common shares based on a total value of $1,500,000 determined by the lower of $0.05 per share and the average sales price of the Company’s common stock for the ten (10) successive trading days immediately preceding the closing, 43,610 shares of our Series G Preferred Stock worth $500,000 (conversion value - see PREFERRED STOCK), paid $300,000 in cash by year-end to the three KiwiBox owners, incurred $492,773 in penalty costs (described below) and incurred $57,500 in direct acquisition-related professional fees. Based on the initial Agreement and Plan of Reorganization from February 2007, the Company committed to investing $3.5 million for the operations of KiwiBox. Based on an amendment in July 2007, in the event that certain investment tranches were not made by their respective due dates, the Company agreed to issue 60,000 restricted shares to the former shareholders of KiwiBox for each day that the funds are in arrears. The company estimated the fair value of this pre-acquisition contingency as of the acquisition date based on the present value of the total expected liability at a discount rate of 5%, with an accreted value of $292,773 at December 31,2007. Pursuant to additional amendments entered into in December 2007, the Company agreed to pay $200,000 in cash penalties to the former shareholders of KiwiBox, $100,000 of which had been paid by year-end. In addition, the Company made advances on behalf of KiwiBox in the amount of $73,000 prior to the acquisition, which was eliminated in consolidation.

The excess of the purchase price over the net assets acquired has been recorded as Goodwill in the amount of $2,663,751 as of December 31, 2007. Management expects the future discounted cash flow from Kiwibox’ operations to be equal or higher than the carrying amount of the goodwill.

OTHER ASSETS

Other assets include deposits of $3,224 and the unamortized portion of a non-compete agreement with a former officer of the Company in the amount of $7,890. Amortization for the years ended December 31, 2007 and 2006 was $30,000 and $22,110, respectively.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2007:

Accounts payable	$489,782
Accrued interest	85,212
Accrued professional and consulting fees	133,309
Finder’s fee payable on investment	50,000
Penalty payments due to KiwiBox former shareholders	100,000
Accrued finance costs	22,500
Accrued payroll and commissions	19,466
Miscellaneous accruals	7,530
$907,799

Magnitude Information Systems, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

DEFERRED REVENUES

Deferred revenues at December 31, 2007 consist of a deposit received on April 13, 2006 from a client who also is an investor in the Company. These funds were paid pursuant to a contract for the purchase of a customized version of the Company’s software products. At December 31, 2007 the contract had not been filled and the revenue has been deferred. An agreement has been reached with the client to convert this amount into equity on terms similar to those available to current investors. The amount has been converted subsequent to year end. See “Subsequent Events” below.

OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at December 31, 2007:

Subscriptions for 36,000,000 units comprised of one common share and one warrant each, exercisable during 5 years at $0.07 /share (total subscription value $1,800,000, with $925,852 allocated to warrants based on relative fair values)	$874,148
Estimated fair value of common shares issuable to former principals of Kiwibox Media, Inc. pursuant to acquisition agreement	292,773
975,000 common shares issuable to two consultants for services rendered, one of who is a director of the Company	106,000
Deferred financing costs	350,000
$1,622,921

LOANS PAYABLE

The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at December 31, 2007:

On December 4, 1996, Magnitude, Inc. repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue at December 31, 2007 and no demand for payment has been made.	$75,000
Total	$75,000

Magnitude Information Systems, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

NOTES PAYABLE

In June and July 2006 two shareholders loaned the Company $240,000 and $102,450 pursuant to which the Company issued promissory notes bearing interest at the rate of 8% per year. The notes were repayable on demand. On October 31, 2007, the holders were offered the option to convert the outstanding principal balances and accrued interest under the notes, representing aggregate debt of $378,864, into restricted Company securities at a conversion rate equal to the Company’s current “unit” investment terms.

Based on the terms of this conversion option, which was also granted to the outside director who held a 12% note described below, the Company recognized a debt discount for the relative fair value of the warrants of $150,712 and the intrinsic value of the beneficial conversion feature of $37,706, both amortized to interest expense upon conversion. The conversion rate was at $.05 per unit, with each unit comprised of one restricted common share and one 5-year warrant, exercisable at $.07, resulting in the issue of 7,577,284 restricted common shares and an equal number of warrants to these two individuals.

At December 31, 1999 the Company had $1,475,000 of notes outstanding related to a June 1995 private placement offering. During 2000 the holders of $1,450,000 worth of notes agreed to accept partial repayment of approximately 30% of the note balances and converted the remaining balances into common shares or convertible preferred shares. The total amount of non-converted notes outstanding at December 31, 2007 is $25,000. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000
During 2007, five shareholders, one of which is an outside director of the Company, loaned the Company an aggregate $347,000 pursuant to which the Company issued ninety-day promissory notes bearing interest at the rate of 1% per month on the outstanding principal balance or 12% per year. The notes call for a loan origination fee of 10% of the principal amount and the issuance of restricted common shares at the rate of ten shares per amount loaned, both payable at maturity. At each maturity date, if unpaid, the holder was due an additional ten shares per amount outstanding as additional finance costs. At the option of the lenders, the outstanding principal balance, accrued interest and the origination fee may be converted into shares of the Company’s restricted common stock at a conversion rate that is the lower of $.05 per share or the investment rate utilized in any private placement consummated with the Company any time following the date of the note through maturity. During the year, the Company repaid $100,000 in notes, issued 440,000 shares for conversion of $22,000 in notes, and issued 3,074,031 shares to settle $153,702 in accrued finance costs and interest. The Company recognized $50,200 in gain on debt extinguishment on these transactions. Such notes total $225,000 at December 31, 2007.

During 2007, an investor and shareholder of the Company extended a series of demand loans evidenced by promissory notes carrying interest at the rate of 5% per year, to the Company. Such notes total $125,000 at December 31, 2007.
$350,000
Total	$375,000

LONG-TERM DEBT

Long-term debt as of December 31, 2007 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529
Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$-

LOANS RECEIVABLE - STOCKHOLDERS

Loans Receivable - Stockholders consists of $286,721 in total loans extended by Kiwibox Media, Inc. to its principals during fiscal years 2001 to 2006 and prior to the acquisition by the Company. The loans bear interest at the rate of 4.58 % per year and are evidenced by promissory notes which foresee repayment over ten year period. The Company intends to negotiate a specific repayment schedule with the issuers through amendments to a these notes.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

PREFERRED STOCK

Preferred stock is non-voting, $.001 par value per share with 3,000,000 shares authorized.

Cumulative Preferred Stock has 2,500 shares designated of which 1 share is issued and outstanding. The total Cumulative Preferred Stock at December 31, 2006 is $0 with a liquidation price of $100,000. As of December 31, 2007, there was $9,000 of cumulative preferred dividends in arrears representing $9,000 per cumulative preferred share.

Series A of the Senior Convertible Preferred Stock series which was issued in 2000 has 300,000 shares designated, 22,000 shares issued and outstanding. The total outstanding Series A Senior Convertible Preferred Stock at December 31, 2007 is $22 with a liquidation price of $110,000. The following is a description of the Series A convertible preferred stock:

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

During the year ended December 31, 2007, a holder of 7,300 shares agreed to exchange the preferred shares and outstanding accrued dividends of $17,906 into common shares at $0.10 per shares on the nominal value of both components, or 540,991 common shares. As of December 31, 2007 there were $77,665 Series A Senior Convertible Preferred share dividends accrued and unpaid representing $3.53 per share.

Series B of the Senior Convertible Preferred Stock series which was issued in 2000 has 350,000 shares designated, no shares issued and outstanding. The total outstanding Series B Senior Convertible Preferred Stock at December 31, 2007 is $0. The following is a description of the Series B Senior Convertible Stock:

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

As of December 31, 2007 there were no Series B Senior Convertible Preferred share dividends accrued and unpaid.

Series C of the Senior Convertible Preferred Stock series which was issued in 2000 has 120,000 shares designated. There were no shares of Series C Senior Convertible Preferred Stock outstanding at December 31, 2007. The following is a description of the Series C Senior Convertible Stock:

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

As of December 31, 2007 there were no Series C Senior Convertible Preferred share dividends accrued and unpaid.

On April 10, 2006, the Company and Michael G. Martin, a former officer and director, entered into a Settlement and Conversion Agreement. Pursuant to the principal terms of this Agreement, Martin converted $900,000 of the stated value of the shares of 7% Series C Senior Convertible Preferred Stock and approximately $331,000 of accrued but unpaid dividends into 10,250,000 common shares of the Company. The agreement stipulated that $60,000 would be paid in cash over the course of twelve months for covenants in the agreement by the former holder, including a covenant not to compete for a period of two years. This amount has been recorded as an intangible asset, amortizable over the term of the agreement. In August 2006 the Company and the former shareholder agreed to settle the then outstanding amount of $55,000 plus additional settlement compensation of $65,000 by issuance of 2,000,000 restricted common shares.

Series D of the Senior Convertible Preferred Stock series which was issued in 2000 has 500,000 shares designated, 63,890 shares issued and outstanding. The total outstanding Series D Senior Convertible Preferred Stock at December 31, 2007 is $64 with a liquidation price of $575,010. The following is a description of the Series D Senior Convertible Stock:

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

As of December 31, 2007 there were $290,147 Series D Senior Convertible Preferred share dividends accrued and unpaid representing $4.54 per share.

Series E of the Senior Convertible Preferred Stock series which was issued in 2005 has 500,000 shares designated, with no shares issued and outstanding.

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

During the year ended December 31, 2007, 16,667 Series E preferred shares were automatically converted into 1,666,667 common shares. As of December 31, 2007 there were no Series E Senior Convertible Preferred share dividends accrued.

Series G of the Senior Convertible Preferred Stock series which was issued in 2007 has 43,610 shares designated and issued and outstanding at December 31, 2007.

(1)	The holders of said shares of Series G Senior Convertible Preferred shall not be entitled to receive dividends.

(2)
The Series E Senior Preferred shall with respect to dividend rights rank junior to all classes and series of Common Stock, Cumulative Preferred Stock, and the Series A, B, C, D, E and F Senior Convertible Preferred Stock and, with respect to liquidation rights rank prior to all classes and series of Common Stock, the Cumulative Preferred Stock, and be on a par with the Series A, B, C, D, E and F Senior Convertible Preferred Stock.

(3)
In the event of any liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Series E Senior Preferred shall be entitled to receive, out of the remaining net assets of the Company, an amount equal to the Stated Value of $11.46526 for each share of Series G Senior Preferred held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, plus the amount of all dividends in arrears on each such share up to the date fixed for distribution, provided, however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series A, B, C, D, E and F Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the Company. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B, C, D, E and F Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

(4)	The holders of said shares of Series G Senior Preferred shall not be entitled to any voting rights.

(5)
Shares of Series G Senior Preferred which have been issued and reacquired in any manner, including shares purchased or converted into Common Stock exchanged or redeemed, shall be canceled on the books of the Company and shall not be considered outstanding for any purpose.

(6)	No cumulative dividends shall be payable on Series G Senior Preferred.

(7)
Upon the second anniversary of the Agreement and Plan of Reorganization, dated February 19, 2007, all the issued and outstanding shares of Series G Senior Preferred shall automatically convert into shares of common stock based on the “Market Price”, which shall be determined by dividing the conversion value of $500,000 by the average sales price of a common share for the twenty successive trading days preceding the second anniversary date of the agreement or a minimum of 10 million common shares.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

PREFERRED STOCK - (Continued)

(8)
In the event that, prior to the conversion of the Series G Senior Preferred Stock by the holder thereof into Common Stock of the company, there shall occur any change in the outstanding shares of Common Stock of the Company by reason of the declaration of stock dividends, or through a re-capitalization resulting from stock splits or combinations, without the receipt by the Company of fair consideration therefore in the form of cash, services or property, the conversion ratio of the Series G Senior Preferred Stock into Common Stock of the Company shall be adjusted such that any holder of Series G Senior Preferred Stock converting such stock into Common Stock subsequent to such change in the outstanding shares of Common Stock of the Company be entitled to receive, upon such conversion, a number of shares of Common Stock of the Company representing the same percentage of common shares outstanding as presented by the shares that he would have received had he converted his Series G Senior Preferred Stock to Common Stock prior to such change in the outstanding shares of Common Stock of the Company.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

INCOME TAXES

The income tax provision (benefit) is comprised of the following:

	Year Ended December 31,
	2007	2006
State current provision (benefit)	$-	$(34,740)
State deferred provision (benefit)	-	-
	$-	$(34,740)

In 1998, the State of New Jersey enacted legislation allowing emerging technology and/or biotechnology companies to sell their unused New Jersey Net Operating Loss (“NOL”) Carryover and Research and Development Tax Credits (“R&D Credits) to corporate taxpayers in New Jersey. During 2004 and 2003, the Company entered into an agreement under which it retained a third party broker to identify a buyer for its NOL Carryover. The total tax benefit of this transaction was $34,740 in 2006.

The Company’s total deferred tax asset and valuation allowance are as follows:

	December 31,
	2007	2006
Total deferred tax asset, noncurrent	$11,500,000	$11,110,000
Less valuation allowance	(11,500,000)	(11,110,000)
Net deferred tax asset, noncurrent	$-	$-

The differences between income tax benefits in the financial statements and the tax benefit computed at the combined state and U.S. Federal statutory rate of 40% are as follows:

	Year Ended December 31,
	2007	2006
Tax benefit	40%	40%
Valuation allowance	(40%)	(40%)
Effective tax rate	-	-

At December 31, 2007, the Company has available approximately $30,970,000 of net operating losses to carry-forward and which may be used to reduce future federal taxable income and expire between December 31, 2011 and 2027.

At December 31, 2007, the Company has available approximately $17,200,000 of net operating losses to carry-forward and which may be used to reduce future state taxable income which expire between December 31, 2008 and 2014.

401(k) PLAN

The Company adopted the qualified Magnitude, Inc. sponsored 401(k) plan covering substantially all full time employees under which eligible employees may elect to contribute, within statutory limits, a percentage of their annual compensation. The Company matches up to 50% of the employee’s contribution of which the match may not exceed 3% of the employee’s total compensation for the plan year. Contributions to the plan were $6,895 and $8,895 for the years ended December 31, 2007 and 2006, respectively.

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

	Qualified and Non-Qualified Shares Under Option Pursuant to the 1997 Plan December 31,
	2007	2006
Outstanding, beginning of year	-	420,000
Granted during the year	-	-
Expired during the year	-	(420,000)
Surrendered during the year	-	-
Outstanding, end of year	-	-
Eligible, end of year for exercise	-	-

At December 31, 2007 and 2006, no options were outstanding.

At December 31, 2007, there were 1,000,000 shares reserved for future option grants.

	Qualified and Non-Qualified Shares Under Option Pursuant to the 2000 Plan December 31,
	2007	2006
Outstanding, beginning of year	331,500	783,958
Granted during the year	-	-
Exercised during the year	-	-
Surrendered during the year	-	-
Expired during the year	(326,500)	(452,458)
Outstanding, end of year (at a price of $0.20)	5,000	331,500
Eligible, end of year for exercise (at a price of $0.20)	5,000	331,500

At December 31, 2007 and 2006 the weighted average exercise price and weighted average remaining contractual life is $0.20 and $0.17 per share and 8 months and 4 months, respectively.

At December 31, 2007, there were 4,995,000 shares reserved for future option grants.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

STOCK OPTION PLANS - (Continued)

At December 31, 2007 the company has two stock-based employee compensation plans, which are described more fully above. The company accounts for those plans under the recognition and measurement principles of Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment,and related Interpretations. The Company has not granted any options under these plans to employees during 2007 or 2006.

The Company also issues options outside of the Stock Incentive Plans which are comprised as follows:

	December 31,
	2007	2006
Outstanding, beginning of year	12,025,908	6,226,116
Granted during the year	23,500,000	6,653,542
Exercised during the year	(600,000)	-
Surrendered during the year	-	-
Expired during the year	(2,205,000)	(853,750)
Outstanding, end of year (at prices ranging from $0.01 to $1.00)	32,720,908	12,025,908

Eligible for exercise, end of year (at prices ranging from $0.01 to $1.00)	9,720,908	9,122,366

At December 31, 2007 and 2006 the weighted average exercise price and weighted average remaining contractual life is $0.10 and $0.20 per share, and 2 years 3 months and 1 year 11 months, respectively.

During 2007, the Company granted options for 22,500,000 shares, exercisable at $0.057 during a three years period beginning one year after grant, to the former principals of Kiwibox Media, Inc. under the terms of the acquisition agreement. Furthermore, the Company granted options for 500,000 shares to a newly hired employee which options are exercisable at $0.05 during a four year period, and options for 500,000 shares under the second year of the term of a consulting agreement, which options are exercisable at $0.15 during a three year period. The options were valued utilizing the Black-Scholes valuation method, with the following assumptions: Expected life - 3 years, dividends - none, volatility - 169%, risk-free rate - 4.15% to 4.74%. The Company recognized $441,567 in stock-based compensation from these options for the year ended December 31, 2007. The total value of such options is $1,129,500 as reflected in Item 10 above, the Summary Compensation Table.

WARRANTS

The Company granted common stock purchase warrants between January 2, 2006 and December 31, 2007 which are comprised as follows:.

	December 31,
	2007	2006
Outstanding, beginning of year	71,734,667	50,886,017
Granted during the year	55,789,000	32,416,666
Exercised during the year	-	-
Surrendered /cancelled during the year	(12,500,000)	(2,625,000)
Expired during the year	(19,159,667)	(8,943,016)
Outstanding, end of year (at prices ranging from $.05 to $.15)	95,864,000	71,734,667

Eligible, end of year (at prices ranging from $.05 to $.15)	47,364,000	54,526,334

At December 31, 2007 and 2006, the weighted average exercise price and weighted average remaining contractual life is $0.08 and $0.11 per share and 2 year 11 months and 1 year 11 months, respectively.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

COMMITMENTS AND CONTINGENCIES

Lease Agreement

On September 1, 2006, the Company entered a three year lease (which can be terminated by either party after 12 months) for approximately 850 square feet of office space at 1250 Route 28, Suite 309, Branchburg, New Jersey. This lease agreement calls for a base rental payment of $1,103 per month plus utility/cam/property tax charges of approximately $600 per month, with nominal increases after years two and three. We also rent approximately 1,600 square feet of office space in New York City for our Kiwibox operations at 330 W. 38th Street, Suite 1602. We pay monthly rent of $4.189.18 under the terms of a two year lease.

The Company paid $34,639 and $110,079, respectively, during 2007 and 2006, for rent expense.

RELATED PARTY TRANSACTIONS

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

During the fourth quarter in 2006 the Company engaged in two settlement negotiations: the first was with our former CEO and President, Steven D. Rudnik, pursuant to which we issued to him 13,861,875 Company securities in exchange for an outstanding Company note in the approximate amount of $99,890, accrued interest and a debt of $15,000, and; the second settlement was with our former executive, Steven Jagels, pursuant to which we issued to him 3,000,000 shares in exchange for his claims against the Company arising under his employment agreement. . The issuances of Company securities in these transactions represented violations of the private placement offering rules since it raised the issue of whether or not the publicly filed and pending registration statement acted as an advertising mechanism or a Company "general solicitation" of the offering of securities in these settlement transactions. If a general solicitation was found to have occurred, Messrs. Rudnik and Jagels would have had the legal right to rescind their settlement agreements during the one year period following the consummation of these transactions. During 2007 the Company reached agreements with both individuals pursuant to which Messrs. Rudnik and Jagels received 2,000,000 and 3,150,000 shares, respectively, in settlement of any related claims.

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

On January 2, 2007, the Company and a former employee, Steven W. Jagels settled a lawsuit commenced by Mr. Jagels against the Company based upon claims which included breach of his employment agreement. We agreed to make a payment of $20,040 to Mr. Jagels and to issue 3,000,000 common shares to him by January 7, 2007. We also agreed to include these shares in a registration statement and when declared effective by the SEC, to cause a buyer to purchase these shares from Mr. Jagels for $75,000 prior to February 28, 2007. The Company facilitated this payment and the lawsuit was dismissed with prejudice.

In January 2007 we issued warrants for 3,125,000 shares, exercisable at $0.05 per share, to the former president and chief executive officer, in connection with a settlement agreement reached during the fourth quarter in 2006

In May 2007 the Company reached agreement with the former president and chief executive officer to the effect that, in return for issuance of 2,000,000 shares, he would issue a waiver with respect to the Company’s obligation for filing a registration statement for certain securities previously issued to him by the Company.

During 2007 and 2006, one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $127,000 and $96,121, respectively, for legal services and is owed $288,184 at December 31, 2007.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, accounts receivable, accounts payable, accrued expenses, notes payable, long-term debt and capitalized lease obligations:

The carrying amount approximates fair value because of the short term maturity of these instruments.

Limitations

Fair value estimates are made at a specific point in time, based on relevant information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates

NEW ACCOUNTING PRONOUNCEMENTS

In 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 (revised 2007) Business Combinations. This Statement replaces FASB Statement No. 141, Business Combinations. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions specified in the Statement.

SFAS No. 141 (revised) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" including and amendment of FASB Statement No. 115 with respect to improvement of financial reporting of certain investments in debt and equity securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NEW ACCOUNTING PRONOUNCEMENTS (continued)

SFAS No. 159 is effective as of the beginning of the Company's first fiscal year that begins after November 15, 2007. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

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

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 160 Noncontrolling Interest in Consolidated Financial Statements as an amendment to ARB No. 51. This Statement is expected to improve the relevance, comparability and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Management does not expect the implementation of this new standard to have a material impact on the Company's financial position, results of operations and cash flows.

LITIGATION

At the time of this report, the Company is not a party in any material legal proceedings.

MERGER WITH KIWIBOX MEDIA INC.

On August 16, 2007, the Company closed on its acquisition of Kiwibox Media, Inc. by means of a reverse merger with a newly formed wholly-owned subsidiary of the Company. In exchange for the Kiwibox business, we (a) issued 30,000,000 restricted common shares and $500,000 worth (conversion value) of our Series G preferred stock to the three Kiwibox owners, and paid them $300,000 cash; (b) gave each of the three Kiwibox owners a two-year employment agreement that will pay them each a base salary of $150,000 per year and 7,500,000 stock options, vesting over two years with the possibility of earning cash bonuses and 3,000,000 additional stock options each if certain business performance goals are reached within the two-year period.

Based upon our original Agreement and Plan of Reorganization of February 2007, we committed to invest $3.5 Million in the Kiwibox business. This commitment was based upon our communications with a Swiss based shareholder and investor in our Company, Tell Capital AG, who on July 26, 2007, sent us a commitment to invest $3 million of equity in our Company. Based upon Tell Capital’s commitment, we executed Amendment No. 3 to our original February, 2007 agreement with Kiwibox, committing to invest $3.5 million in various tranches, corresponding to the investment schedule set forth in the Tell Capital commitment, as well as agreeing to pay 60,000 restricted common shares for each day any of our scheduled investment tranches were late. Because of the delays in the receipt of the equity investments from Tell Capital, scheduled through November 1, 2007, our corresponding investment commitments to the Kiwibox business were also late. The continuing lateness of our investment commitments to the Kiwibox business resulted in further amendments to our Kiwibox agreement and required us to make a $100,000 penalty payment to the Kiwibox shareholders in 2007. The final modification to our original agreement, Amendment No. 6, executed on February 28, 2008, provided that if we raised $1.5 million in equity on or before March 7, 2008 and dedicated $700,000 of that amount to the Kiwibox business, made another penalty payment of $150,000 and delivered our corporate note in the principal amount of $225,000 to the Kiwibox shareholders, all rescission rights held by the Kiwibox shareholders and any further obligations to invest in the Kiwibox business would terminate. On March 7, 2008, we received $1.5 Million in subscription proceeds from investors, from which proceeds we dedicated $700,000 to the Kiwibox business, made the $150,000 penalty payment to the Kiwibox shareholders and delivered to them our $225,000 corporate note. Accordingly, the Kiwibox shareholders’ rights of rescission and our obligation to invest further funds in the Kiwibox business terminated. We have paid the Kiwibox shareholders $250,000 in cash, delivered to them our $225,000 corporate note, due June 15, 2008, and must issue to them approximately 30,000,000 restricted common shares resulting from the series of delays in meeting our commitments to invest funds into the Kiwibox business. Due to these purchase price contingencies, we have not finalized the purchase price allocation as of December 31, 2007.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

MERGER WITH KIWIBOX MEDIA INC. (continued)
On August 16, 2007, the Company completed its acquisition of 100% of the outstanding capital stock of KiwiBox Media, Inc. The total purchase price as of December 31, 2007 of $2,850,273 was calculated as follows: we issued 30,000,000 restricted common shares based on a total value of $1,500,000 determined by the lower of $0.05 per share and the average sales price of the Company’s common stock for the ten (10) successive trading days immediately preceding the closing, 43,610 shares of our Series G Preferred Stock worth $500,000 (conversion value - see PREFERRED STOCK), paid $300,000 in cash by year-end to the three KiwiBox owners, incurred $492,773 in penalty costs (described below) and incurred $57,500 in direct acquisition-related professional fees. Based on the initial Agreement and Plan of Reorganization from February 2007, the Company committed to investing $3.5 million for the operations of KiwiBox. Based on an amendment in July 2007, in the event that certain investment tranches were not made by their respective due dates, the Company agreed to issue 60,000 restricted shares to the former shareholders of KiwiBox for each day that the funds are in arrears. The company estimated the fair value of this pre-acquisition contingency as of the acquisition date based on the present value of the total expected liability at a discount rate of 5%, with an accreted value of $292,773 at December 31, 2007. Pursuant to additional amendments entered into in December 2007, the Company agreed to pay $200,000 in cash penalties to the former shareholders of KiwiBox, $100,000 of which had been paid by year-end. In addition, the Company made advances on behalf of KiwiBox in the amount of $73,000 prior to the acquisition, which was eliminated in consolidation.

The excess of acquisition cost to date over the fair value of the net assets acquired from Kiwibox Media, Inc. has been capitalized as Goodwill on the Company’s balance sheet.

The table below shows the condensed balance sheet of Kiwibox Media, Inc at the acquisition date:

Assets
	Cash	$200
	Accounts Receivable	12,024
	Fixed Assets, net	5,410
	Deposits	3,224

Total Assets		20,858

Liabilities	Accounts Payable	48,057
Equity	Common stock	469
	Additional Paid-In Capital	116,195
	Loans to former principals	(286,721)
	Retained earnings	142,858

Total Liabilities	and Equity	$20,858

The table below shows the condensed pro forma income statement of the Company including the operations of Kiwibox Media, Inc, as though the acquisition would have taken place at the beginning of the periods presented:

	The Company Fiscal Year 2007	Kiwibox Media, Inc. 1/1/07 - 8/16/07	Combined Operations
Revenues	$29,745	47,737	77,482
Operating Income (Loss)	(2,447,832)	(75,741)	(2,523,573)
Net Income (Loss)	(3,881,652)	(75,741)	(3,957,393)
Loss per Share	$(0.02)	n/a	(0.02)

	The Company Fiscal Year 2006	Kiwibox Media, Inc. Fiscal Year 2006	Combined Operations
Revenues	$47,701	107,153	154,854
Operating Income (Loss)	(3,716,867)	(42,628)	(3,759,495)
Net Income (Loss)	(3,895,262)	(30,325)	(3,925,587)
Loss per Share	$(0.03)	n/a	(0.03)

The Company’s financial statements that form part of this report include the operations of the Kiwibox subsidiary for the period August 16, 2007 to December 31, 2007.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

BUSINESS SEGMENTS

The Company operates in only one business segment - youth targeted online social networks - through its dedicated proprietary internet website.

Revenue is derived from subscriber and advertising charges for the Company’s interactive web site. Since the Company’s former business involving the sales and marketing of specialized ergonomic software did not contribute materially to this year’s revenues, the revenue amounts shown in the financial statements included herein are representative of the business of the Company as a whole as well as that of its Kiwibox subsidiary.

While the direct cost attributable to the acquisition of the Kiwibox entity has been capitalized as Goodwill, certain expenses incurred in connection with this transaction, primarily in the areas of legal and professional services and which are estimated to be in the vicinity of $350,000, are of a non-recurring nature.

SUBSEQUENT EVENTS

On January 28, 2008, we received a $110,000 investment from Tell Capital AG and on March 7, 2008, an additional $1,500,000 in subscription proceeds from 10 accredited foreign and domestic investors. We committed to issue 2,200,000 units to Tell Capital AG for its investment, at the subscription price of $.05 per unit, with each unit comprised of one restricted common share and one five-year warrant, exercisable at $.07 per share.

The major investor in our stock during 2007 was Tell Capital AG and its assignees, who have invested $1,675,000 in our operations through December 31, 2007, pursuant to its commitment of July 26, 2007, to invest a total of $3 million on or before November 1, 2007. During this same period, Tell Capital AG indicated its further interest to invest a second $3 million of equity into our operations in early 2008. Because Tell Capital AG’s initial $3 million investment was not timely and due to the fact that the total $3 million was not received, our commitments to fund the Kiwibox business were correspondingly late. On February 28, 2008, we executed Amendment No. 6 to our original Agreement and Plan of Reorganization with the Kiwibox shareholders. This amendment provided that if we raised no less than $1,500,000 in equity funding on or before March 7, 2008, and out of such funds, paid the Kiwibox shareholders $150,000, dedicated $700,000 to the Kiwibox business and deliveredapromissory note to the Kiwibox shareholders, we would have no further investment obligations into the Kiwibox business and all rescission rights in favor of the Kiwibox shareholders would terminate.

On March 7, 2008, the Company received $1,500,000 in equity subscriptions from 10 domestic and foreign accredited investor, satisfying the Company’s payment and investment obligations contained in Amendment No. 6. However, due to the partial investment amounts actually received and the delays in our receipt of these funds causing the Company to be late in meeting its investment commitments during the period September 1, 2007 through March 7, 2008, the Company paid the Kiwibox Shareholders penalty cash payments of $250,000, delivered a Company promissory note for $225,000 due June 15, 2008, and owe a penalty of approximately 30,000,000 common shares to the Kiwibox Shareholders.

In connection with the March 7, 2008 receipt of the $1,500,000 in subscription proceeds, the Company is committed to issue to the investors an aggregate 50,000,000 restricted common shares and 50,000,000 common stock purchase warrants at the subscription price of $.02 per common share and $.01 per warrant. The warrants are exercisable anytime during their 5 year exercise period at the exercise price of $.05 per warrant with provisions for cashless exercise. The receipt of these private offering proceeds was disclosed in our current report on Form 8-K filed on March 7, 2008.

On March 20, 2008, two shareholder/investors converted their Company promissory notes, representing an aggregate indebtedness of $350,000, into an aggregate 9,333,333 restricted common shares and an equal number of common stock purchase warrants.

On April 14, 2008, an investor agreed to convert his $100,000 deposit into 2,000,000 restricted common shares and 2,000,000 5-year warrants, exercisable at $.07 per share.