Form 10-Q
period 2008-03-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2008-05-22
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______ to _______

Commission file number 33-20432

MAGNITUDE INFORMATION SYSTEMS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2228828
(State or other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

1250 State Route 26, Branchburg, New Jersey 08876	(908) 879-2722
(Address of Principal Executive Office) (Zip Code)	(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.: Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐  No ☒

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of April 30, 2008, was 376,242,570 shares.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

INDEX

		Page
		Number

PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets
	- March 31, 2008 (unaudited) and December 31, 2007 (audited)	3

	Consolidated Statements of Operations
	- Three months ended March 31, 2008 and 2007 (unaudited)	4

	Consolidated Statements of Cash Flows
	- Three months ended March 31, 2008 and 2007 (unaudited)	5-6

	Notes to Consolidated Financial Statements	7 - 14

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	15 - 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk 18

Item 4T.	Controls and Procedures	17

PART II - OTHER INFORMATION		17

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other information	20

Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES		22

PART I - Item 1 Financial Statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current Assets
Cash	$1,213,417	$470,148
Accounts receivable, net of allowance for doubtful accounts of $7,893 and $0	-	7,893
Prepaid expenses	29,810	12,339
Total Current Assets	1,243,227	490,380
Property and equipment, net of accumulated depreciation of $84,648 and $81,965	28,856	20,788
Website development costs, net of accumulated amortization of $1,340 and $0	22,780	-
Deferred financing costs, net of accumulated amortization of
$598,233 and $539,597	11,667	35,303
Goodwill	3,138,751	2,663,751
Other assets	3,614	11,114
Total Assets	4,448,895	3,221,336

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Accounts payable and accrued expenses	639,641	907,799
Obligations to be settled in stock	601,800	1,622,921
Deferred revenue	-	100,000
Dividends payable	390,659	376,743
Loans and notes payable	365,000	450,000
Derivative liability - warrants and options	4,091,505	2,825,920
Current maturities of long-term debt	33,529	33,529
Total Current Liabilities	6,122,136	6,316,912
Long-term Debt	-	-
Total Liabilities	6,122,136	6,316,912

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
2,500 shares have been designated Cumulative Preferred Stock, of which 1 share is issued and outstanding	0	0
300,000 shares have been designated Series A Convertible Preferred Stock,
350,000 shares have been designated Series B Convertible Preferred Stock,
120,000 shares have been designated Series C Convertible Preferred Stock,
500,000 shares have been designated Series D Convertible Preferred Stock,
500,000 shares have been designated Series E Convertible Preferred Stock,
43,610 shares have been designated Series E Convertible Preferred Stock, of which a combined total 129,500 shares are issued and outstanding	129	129
Common Stock, $0.0001 par value, 700,000,000 shares authorized; issued and outstanding 376,242,570 and 276,703,237 shares	37,624	27,671
Additional paid-in capital	40,302,961	36,739,270
Loans receivable - stockholders	(286,721)	(286,721)
Accumulated (deficit)	(41,727,234)	(39,575,925)

Total Stockholders’ Equity (Impairment)	(1,673,241)	(3,095,576)

Total Liabilities and Equity (Impairment)	$4,448,895	$3,221,336

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Total Revenues	$13,914	$3,073

Cost of Goods Sold	13,191	-

Gross Profit (Loss)	723	3,023

Selling expenses	60,794	414
Provision for bad debts	7,893	-
Stock-based compensation (see below)..	-	142,875
Research and development cost	-	735
General and administrative expenses	534,844	317,500

Loss From Operations	(602,808)	(458,501)

Miscellaneous income	27,008	-
Change in fair value - derivative liability	(2,191,437)	(903,493)
Gain on extinguishment of debt	693,856	-
Amortization of deferred financing costs	(58,637)	-
Interest expense	(5,375)	(9,360)
Total Other Income (Expense)	(1,534,585)	(912,853)

Loss Before Provision for Income Taxes	(2,137,393)	(1,371,354)

Provision for Income Taxes	-	-

Net Loss	$(2,137,393)	$(1,371,354)

Dividends on Preferred Stock	(13,916)	(13,737)

Net Loss Applicable to Common Shareholders	$(2,151,309)	$(1,385,091)

Net Loss per Common Share	$(0.007)	$(0.006)

Weighted Average Number of
Common Shares Outstanding	298,298,126	226,807,243

All of the stock-based compensation relates to selling, general and administrative expenses.

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities
Net Loss	$(2,137,393)	$(1,371,354)
Adjustments to Reconcile Net Loss
to Net Cash Used by Operations
Depreciation and amortization	70,429	8,863
Securities issued for various expenses	-	120,000
Recognition of expenses - derivative liabilities	1,265,585	903,493
Gain on extinguishment of debt	(693,856)	-
Decreases (Increases) in Assets
Accounts receivable	-	-
Prepaid expenses	(17,471)	19,756
Increases (decreases) in Liabilities
Deferred revenues	-	(1,974)
Obligations to be settled in stock	925,852	31,561
Accounts payable and accrued expenses	(242,629)	94,095
Net Cash Used by Operating Activities	(821,590)	(195,560)

Cash Flows from Investing Activities
Cash outlay for website development costs	(24,120)	-
Cash paid as additional consideration - Kiwibox Acquisition	(50,000)
Purchases of equipment and fixtures	(11,021)	-
Net Cash Used by Investing Activities	(85,141)	-

Cash Flows from Financing Activities
Proceeds from loans and notes	40,000	139,000
Issuance of common and preferred stock	1,610,000	-
Net Cash Provided by Financing Activities	1,650,000	139,000

Net Increase (Decrease) in Cash	743,269	(56,560)
Cash at Beginning of Period	470,148	81,307
Cash at End of Period	$1,213,417	$24,747

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Additional goodwill incurred by obligation to be settled in stock for 20 million penalty shares	$200,000

Additional deferred finance costs incurred by obligation to be settled in stock	$35,000

Additional goodwill incurred via promissory note	$225,000

Settlement of deferred revenue liability with stock	$40,000

Settlement of note conversions and finance cost obligations with stock and warrants	$123,644

Issuance of stock and warrants for prior subscription obligations	$1,800,000

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

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

Through our subsidiary, we own and operate “Kiwibox.com”, a social networking website for teens. Initially launched in 1999, Kiwibox.com is an online social networking website dedicated to teen users. With approximately 1.8 million registered members, the Kiwibox website provides online content in several categories, dedicated to teens, including entertainment, fashion and games. We have formed a user-based contingent of contributors that submit, review and comment upon content and articles from all over the world, 24 hours a day, seven days a week. Kiwibox.com uses a “points” reward system for users, where a user may acquire elevated peer status and/or earn prizes which in many cases are provided by advertiser and/or sponsors. We are in the final stages of re-launching our website with increased functions, etc., scheduled for release in the summer of 2008.

On May 2, 2008, we disclosed the release of the “Beta” version of the Kiwibox.com new website to its membership. The first stage in the re-development of the Kiwibox.com website, the beta version will be tested and refined in the next several weeks. Following quality control procedures, the Kiwibox.com new website is expected to be released to the public later this month. Originally targeted for full release in April, 2008, extended technical and software implementation processes have delayed the public launch of the new website.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2008, the results of operations for the three months ended March 31, 2008 and 2007, and the cash flows for the three months ended March 31, 2008 and 2007, have been included.

Principles of Consolidation

The consolidated financial statements include the accounts of Magnitude Information Systems, Inc. and its subsidiaries Magnitude, Inc. and Kiwibox Media, Inc. All significant inter-company balances and transactions have been eliminated.

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

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Securities Issued for Services

The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company’s stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123(R), SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). Prior to January 1, 2006, the Company accounted for share-based compensation to employees in accordance with Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. The Company also followed the disclosure requirements of SFAS 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. The Company elected to adopt the modified prospective transition method as provided by SFAS 123(R) and, accordingly, financial statement amounts for the prior periods presented in the Form 10-Q have not been restated to reflect the fair value method of expensing share-based compensation.

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

Capitalization of Software /Website development costs

The Company capitalized outside-contracted development work in accordance with the guidelines published under EITF 00-2, Accounting for Web Site Development Costs, adopted during the quarter ended March 31, 2008. Under EITF 00-2, costs incurred during the planning stage are expensed, while costs relating to software used to operate a web site or for developing initial graphics should be accounted for under SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, unless a plan exists or is being developed to market the software externally. Under SOP 98-1, internal and external costs incurred to develop internal-use computer software during the application development stage should be capitalized. Costs to develop or obtain software that allows for access or conversion of old data by new systems should also be capitalized, excluding training costs. Fees incurred for web site hosting, which involve the payment of a specified, periodic fee to an Internet service provider in return for hosting the web site on its server(s) connected to the Internet, are expensed over the period of benefit, and included in cost of sales in the accompanying financial statements. A total of $24,120 was capitalized for web-site development work during the first quarter 2008.

Fair Value Measurements

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under FASB Statement No. 157, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company measured the fair value of warrants and options outstanding at March 31, 2008 since the number of shares issuable under the Company’s Series G convertible preferred stock was indeterminable during the three months then ended. The value at March 31, 2008 was determined to be $4,091,505, measured using significant unobservable inputs (Level 3) under a Black-Scholes valuation method. The change in value during the period was

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

$1,265,585 reported in the Statement of Operations under Other Income (Expense), with $1,545,040 resulting from new warrants granted during the period, less $(1,048) for the value of expired options and warrants and $(278,407) for the decrease in value of pre-existing options and warrants.

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which included and amendment of FASB Statement No. 115 with respect to improvement of financial reporting of certain investments in debt and equity securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The implementation of this new standard did not have a material impact on the Company's financial position, results of operations and cash flows for the three months ended March 31, 2008.

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

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

2. GOING CONCERN

The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. In their reports for the fiscal years ended December 31, 2007 and December 31, 2006, our auditors had expressed an opinion that, as a result of the losses incurred, there was substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management’s plans are to continue seeking equity and debt capital until cash flow from operations cover funding needs.

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $100,000. Balances in these accounts may, at times, exceed the federally insured limits. At March 31, 2008, one bank account maintained with a large nationally represented institution carried a balance $1,100,516. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. PREPAID EXPENSES

Prepaid Expenses at the end of the quarter included $29,010 prepaid insurance costs, with the remainder representing miscellaneous prepaid expenses.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at March 31, 2008:
Furniture	2,014
Leasehold Improvements	9,400
Equipment	102,090
137,624
Less accumulated depreciation	84,648
Total	$28,856

Depreciation expense charged to operations was $2,953 and $1,363 in the first three months of 2008 and 2007, respectively.

6. INTANGIBLE ASSETS

Website development costs, at March 31, 2008, consisted of:
Costs incurred	$24,120
Less accumulated amortization	1,340
Total	$22,780

During the three months ended March 31, 2008, the Company incurred finance costs due to a penalty share obligation of 2,250,000 restricted shares valued at $35,000 to extend the maturities of various bridge notes. Amortization of deferred financing costs was $58,637 and $0 for the three months ended March 31, 2008 and 2007, respectively, resulting in net deferred financing costs of $11,667 at March 31, 2008.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at March 31, 2008:
Accounts payable	$378,328
Accrued interest	64,127
Accrued salaries	33,755
Accrued commissions	8,720
Accrued professional fees	79,400
Miscellaneous accruals	75,313
Total	$639,643

Accrued commissions are due to a consultant who was retained in the capacity of Senior Vice President of Business Development.

8. GOODWILL

On August 16, 2007, the Company completed its acquisition of 100% of the outstanding capital stock of KiwiBox Media, Inc. The total initial purchase price of $2,850,273 was calculated as follows: we issued 30,000,000 restricted common shares based on a total value of $1,500,000 determined by the lower of $0.05 per share and the average sales price of the Company’s common stock for the ten (10) successive trading days immediately preceding the closing, 43,610 shares of our Series G Preferred Stock worth $500,000, paid $450,000 in cash to the three KiwiBox owners, and incurred $57,500 in acquisition fees. In addition, based on the initial Agreement and Plan of Reorganization from February 2007, the Company committed to investing $3.5 million for the operations of Kiwibox. Based on an amendment in July 2007, in the event that certain investment tranches were not made by their respective due dates, the Company agreed to issue 60,000 restricted shares to the former shareholders of Kiwibox for each day that the funds were in arrears. The Company estimated the fair value of this pre-acquisition contingency as of the acquisition date based on the present value of the total expected liability at a discount rate of 5%, with an accreted value of $295,800 at March 31, 2008 (current period value of $3,027 was charged to operations, so net increase in purchase price was $292,773). In February 2008, the Company entered into another amendment, whereby the Company agreed to issue 20 million reset shares, valued at $200,000, and a promissory note for $225,000 and $250,000 cash penalties ($100,000 paid in 2007, $150,000 paid in 2008) as additional consideration due to the delays in financing, which increased the value of Goodwill at March 31, 2008. This additional consideration eliminated the requirement for penalty shares to continue accruing, as long as the Company received $1.5 million in financing by March 7, 2008, and invested $700,000 in Kiwibox operations. This financing was received in a timely fashion. The amendment also provided the former shareholders of Kiwibox the option to receive the value of the reset shares in common stock options of equivalent value. To date, none of the penalty shares have been issued.

The excess of the purchase price over the net assets acquired has been recorded as Goodwill in the amount of $3,138,751 as of March 31, 2008. Management expects the future discounted cash flows from Kiwibox’ operations to be equal or higher than the carrying amount of the goodwill.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

9. LOANS PAYABLE

The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at March 31, 2008:

On December 4, 1996, Magnitude, Inc. repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue at September 30, 2005 and no demand for payment has been made.	$75,000

Total	$75,000

10. NOTES PAYABLE

On February 28, 2008, two debtholders agreed to convert their outstanding notes of $350,000, finance cost obligations to be settled in stock of $385,000 and finance cost obligations that could be settled in stock or cash of $22,500 into a total of 9,333,333 common shares and 3,500,000 five-year common stock warrants with an exercise price of $0.07 per share, resulting in a gain on extinguishment of $633,856. The warrants were valued at $30,311 using a Black-Scholes model, with the following assumptions: volatility - 169%, dividends - none, risk-free rate - 2.1%. In addition, in January 2008, the Company converted the $100,000 deposit recorded previously as deferred revenue into common stock on behalf of the depositor by issuing 2,000,000 restricted common shares. This issuance resulted in a gain on extinguishment of this liability of $60,000 based on the fair value of the shares delivered in settlement.

At December 31, 1999 the Company had $1,475,000 of notes outstanding related to a June 1995 private placement offering. During 2000 the holders of $1,450,000 worth of notes agreed to accept partial repayment of approximately 30% of the note balances and converted the remaining balances into common shares or convertible preferred shares. The total amount of non-converted notes outstanding at December 31, 2007 is $25,000. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	25,000

In January 2008 a shareholders loaned the Company $40,000 pursuant to which the Company issued a demand note bearing interest at the rate of 5% per year.	40,000

In February 2008, as partial additional consideration under the Kiwibox acquisition agreement, as amended, the Company issued a $225,000 note payable bearing interest at 5% per year and due on the earlier of (1) the date the Company receives proceeds from any debt or equity financing or (2) June 15, 2008	225,000

Total	$290,000

11. LONG-TERM DEBT

Long-term debt as of March 31, 2008 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529

Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$-

12. COMMITMENTS AND CONTINGENCIES

Lease Agreement

On September 1, 2006, the Company entered a three year lease (which can be terminated by either party after 12 months) for approximately 850 square feet of office space at 1250 Route 28, Suite 309, Branchburg, New Jersey. This lease agreement currently calls for a base rental payment of $1,137 per month plus utility/Cam/property tax charges of approximately $600 per month through August 31, 2008, with nominal increases for year three ending August 31, 2009. In addition, we maintain offices for our Kiwibox operations at 330 W. 38th Street, Suite #1602, New York, New York 10018, consisting of approximately 1,600 square feet. We have a two-year lease covering these offices and pay minimum monthly rentals of $3,908.09 plus tenant’s shares of 0.86% of utility/CAM/property tax charges through August 31, 2008, and minimum monthly rentals of $4,012.82 plus additional rentals for the twelve months ending August 31, 2009.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

13. RELATED PARTY TRANSACTIONS

On January 2, 2007, the Company and a former employee, Steven W. Jagels settled a lawsuit commenced by Mr. Jagels against the Company based upon claims which included breach of his employment agreement. We agreed to make a payment of $20,040 to Mr. Jagels and to issue 3,000,000 common shares to him by January 7, 2007. We also agreed to include these shares in a registration statement and when declared effective by the SEC, to cause a buyer to purchase these shares from Mr. Jagels for $75,000 prior to February 28, 2007. At the time of this report, the law suit has been settled.

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

During the first quarter in 2008, one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $170,962 for legal services. At March 31, 2008, the Company owed this director $255,004.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008

Item 2.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information in this annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their businesses so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than those statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are orward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations. The following discussion and analysis should be read in conjunction with the consolidated financial statements of Magnitude Information Systems, Inc., included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

The Kiwibox Closing - August 16, 2007.

On August 16, 2007, we closed our acquisition of Kiwibox Media, Inc. through a reverse merger between Kiwibox and our wholly owned acquisition subsidiary. As a result of the merger, Kiwibox became our wholly owned subsidiary. At the Kiwibox closing, we (1) issued an aggregate 30,000,000 restricted common shares to the three Kiwibox shareholders, (2) issued an aggregate 43,610 shares of our Senior Convertible Series G Preferred stock to these principals, (3) paid an aggregate $150,000 in cash to these Kiwibox principals, less a $7,000 investment banking fee paid to Southridge Investment Group, and (4) signed two-year employment agreements with Messrs. Lin Dai, Ivan Tumanov and Michael Howard, the three Kiwibox shareholders, all pursuant to the terms and provisions of the Agreement and Plan of Reorganization, dated February 19, 2007, and amendments thereto, and as most recently modified by Amendment No. 6 between the parties on February 28, 2008. The 43,610 Series G Preferred Shares issued to the Kiwibox principals at closing have an aggregate conversion value of $500,000 (the “Conversion Value”), which $500,000 Conversion Value is convertible into our common shares by dividing it by the “Market Price” of our common stock during the twenty (20) successive trading days immediately preceding the second anniversary of the agreement. At the closing, the Company promised to issue 750,000 of the KiwiBox shareholders’restricted common shares to Southridge Investment Group, LLC as part of its fee. Based upon our original Agreement and Plan of Reorganization of February 2007, we committed to invest $3.5 Million in the Kiwibox business. This commitment was based upon our communications with a Swiss based shareholder and investor in our Company, Tell Capital AG, who on July 26, 2007, sent us a commitment to invest $3 million of equity in our Company. Based upon Tell Capital’s commitment, we executed Amendment No. 3 to our original February, 2007 agreement with Kiwibox, committing to invest $3.5 million in various tranches, corresponding to the investment schedule set forth in the Tell Capital commitment, as well as agreeing to pay 60,000 restricted common shares for each day any of our scheduled investment tranches were late. Because of the delays in the receipt of the equity investments from Tell Capital, scheduled through November 1, 2007, our corresponding investment commitments to the Kiwibox business were also late. The continuing lateness of our investment commitments to the Kiwibox business resulted in further amendments to our Kiwibox agreement and required us to make a $100,000 penalty payment to the Kiwibox shareholders in 2007. The final modification to our original agreement, Amendment No. 6, executed on February 28, 2008, provided that if we raised $1.5 million in equity on or before March 7, 2008 and dedicated $700,000 of that amount to the Kiwibox business, made another penalty payment of $150,000 and delivered our corporate note in the principal amount of $225,000 to the Kiwibox shareholders, all rescission rights held by the Kiwibox shareholders and any further obligations to invest in the Kiwibox business would terminate. On March 7, 2008, we received $1.5 Million in subscription proceeds from investors, from which proceeds we dedicated $700,000 to the Kiwibox business, made the $150,000 penalty payment to the Kiwibox shareholders and delivered to them our $225,000 corporate note. Accordingly, the Kiwibox shareholders’ rights of rescission and our obligation to invest further funds in the Kiwibox business terminated. We have paid the Kiwibox shareholders $250,000 in cash, delivered to them our $225,000 corporate note, due June 15, 2008, and must issue to them approximately 30,000,000 restricted common shares resulting from the series of delays in meeting our commitments to invest funds into the Kiwibox business.

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

Plan of Operations

Since our acquisition of Kiwibox, we have been developing a new version of our website. Our new Kiwibox.com website contains significant enhancements over the current website. Although expected to launch sooner, we anticipate the new Web 2.0 site to be launched during the second quarter this year. Our new website operations will include the following:

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

Results of Operations

The Company had no material revenues during the quarter ended March 31, 2008. For the quarter ended March 31, 2008, total revenues amounted to $13,914, generated entirely from the Kiwibox operations.

Our operating expenses increased by approximately 30% from the same period a year ago, due to a expansion in staffing and marketing expenses to advance our new Kiwibox business. After deducting selling- and general and administrative expenses totaling $603,531, the Company realized a loss from operations of $602,808 for the three months period ended March 31, 2008, compared to an operating loss of $458,501 in the first quarter in 2007 at which time we did not yet invest in the new business. Non-operating expenses consisted primarily of a gain on extinguishment of debt of $693,856 and an accounting charge of $2,191,437 reflecting the change in fair value of outstanding options and warrants during the quarter. The period result was a net loss of $2,137,393 for the quarter, compared to a loss of $1,371,354 for the same period in 2007.

After accounting for dividend accruals on outstanding preferred stock which totaled $13,916, the net loss for the quarter applicable to common shareholders was $2,151,309 or $0.007 per share, compared to a loss of $1,385,091 or $0.006 per share for the same quarter in the previous year.

Liquidity and Capital Resources

We have financed our business with new debt and equity capital since our cash flow is insufficient to provide the working capital necessary to fund our operations. We recorded $1,610,000 in cash from subscriptions for new equity capital from accredited private investors during the first quarter of 2008. In addition, we received $40,000 from short-term loans. Our deficit in working capital amounted to $4,828,909 at March 31, 2008, as compared to a deficit of $5,826,532 at December 31, 2007. Stockholders’ equity showed an impairment of $1,673,241 at the end of the quarter, compared to an impairment of $3,095,576 at the beginning of the year. The negative cash flow from operations totaled $871,590 and was substantially financed by new debt and equity which was obtained through private placements. The new equity placements were consummated by issuance of common stock and warrants to primarily foreign investors. Details of such transactions can be found in the “Changes and Issuance of Securities” section of this report.

We have no bank debt and aside from trade payables and accruals, our indebtedness at March 31, 2008, consisted of certain notes and loans aggregating approximately $365,000. The position “Obligations to be settled in stock” of $601,800 represents, the value of penalty shares to be issued to the former shareholders of Kiwibox and stock to be issued to certain consultants. Current liabilities also include $390,659 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

Our current cash reserves and net cash flow from operations expected during the near future may not be sufficient to fund our website development, operations and marketing plan over the next twelve months. We expect to fund these requirements with further investments in form of debt or equity capital, targeted for the second quarter of 2008. There can be no assurance, however, that we will be able to identify a financing source or sources and if we do, whether the terms of such financing will be acceptable or commercially reasonable. If the Company failed to do so, either by not acquiring sufficient funds, or not receiving such funds in a timely manner, management may be forced to effect cut-backs in the Company’s operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Form 10-Q for the quarter ended March 31, 2008, an evaluation was undertaken, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act; and; based upon that evaluation, Company management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the design of the Company’s disclosure controls and procedures had a material weakness because it did not have sufficient number of personnel with adequate knowledge, experience and training of U.S. GAAP commensurate with the Company’s reporting requirements. This material weakness required the indentification of adjustments during the financial statement close process that have been recorded in the Company’s consolidated financial statements. In order to remediate the lack of qualified personnel, the Company intends to hire an additional accountant with substantial U.S. GAAP and SEC reporting experience during the second quarter of this year. With the addition of the intended accountant, new hire, the Company intends to maintain a system of internal controls designed to provide reasonable assurance that: (i) the Company’s transactions are properly authorized; (ii) the Company’s assets are protected against unauthorized or improper use, and (iii) the Company’s transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with generally accepted accounting principles.

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

(b) Changes in Internal Control over Financial Reporting
Except as indentified above, since the date of the most recent evaluation of the Company’s internal controls by the Chief Executive Officer and Chief Financial Officer, there have not been any significant changes in the Company’s internal controls or other factors for the period covered by the subject Form 10-Q that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any legal proceedings.

Item 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)  Issuance of unregistered securities

During the quarter ended March 31, 2008, the Company issued the following unregistered securities:

(i)
2,000,000 shares of common stock to an accredited private investor in return for converting a deposit of $100,000 made during the prior year in anticipation of the Company developing certain specialized software, which project was subsequently cancelled.

(ii)	9,333,333 shares of common stock to two accredited private investors pursuant to the conversion of promissory notes with a total face amount of $350,000.

(iii)
38,200,000 shares of common stock and warrants for the purchase of 38,200,000 shares, exercisable at $0.07 per share during five years, to three accredited private investors pursuant to subscriptions for such securities which resulted in the receipt by the Company, during 2007 and the first quarter in 2008, of aggregate $1,910,000.

(iv)
50,000,000 shares of common stock and 50,000,000 warrants, exercisable at $0.05 per share during five years, to nine accredited foreign and U.S. private investors pursuant to subscriptions for such securities which resulted in the receipt by the Company of $1,500,000.

The Company relied upon the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), of Section 4(2) and Regulation D in connection with the issuance of the above identified securities. The Company had a pre-existing relationship with the recipients and no general solicitation was involved; each is an accredited investor and all securities issued contained a restrictive legend, disclosing that any transfer or other disposition could only be made in compliance with the registration requirements of the Securities Act or pursuant to exemptions there-from..

(b)	Not applicable

(c)	None

Item 3 DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $390,000. These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

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

On January 4, 2008, the Company filed a report on Form 8-K, informing about an amendment to the Agreement and Plan of Reorganization entered into with Kiwibox Media Inc. on February 19, 2007.

On February 5, 2008, the Company filed a report on Form 8-K, informing about a standstill agreement signed with the original three shareholders of Kiwibox Media Inc.

On February 21, 2008, the Company filed a report on Form 8-K, informing about a second standstill agreement signed with the original three shareholders of Kiwibox Media Inc.

On March 4, 2008, the Company filed a report on Form 8-K, informing that the Company, its wholly owned subsidiary, Kiwibox Media, Inc., and the original three Kiwibox shareholders signed an amendment to their Agreement and Plan of Reorganization, dated February 19, 2007

On March 7, 2008, the Company filed a report on Form 8-K, informing that the Company closed on a $1,500,000 equity private placement with eight investors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNITUDE INFORMATION SYSTEMS, INC.

Date: May 21, 2008	By:	/s/ Edward Marney
Edward Marney
Chief Executive Officer