Form 10-Q
period 2008-06-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2008-08-18
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended June 30, 2008

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐   Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of July 31, 2008, was 407,402,570 shares.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

INDEX

Page
Number

PART 1- FINANCIAL INFORMATION

Item 1 Financial Statements

Consolidated Balance Sheets
- June 30, 2008 (unaudited) and December 31, 2007 (audited)	3

Consolidated Statements of Operations
- Three and six months ended June 30, 2008 and 2007 (unaudited)	4

Consolidated Statements of Cash Flows
- Six months ended June 30, 2008 and 2007 (unaudited)	5

Notes to Consolidated Financial Statements	7 - 15

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 - 17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T.Controls and Procedures	18

PART II - OTHER INFORMATION	20

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 3. Defaults Upon Senior Securities	20

Item 4. Submission of Matters to a Vote of Security Holders	20

Item 5. Other information	20

SIGNATURES	22

PART I - Item 1 Financial Statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current Assets
Cash	$452,150	$470,148
Accounts receivable, net of allowance for doubtful accounts of $7,893 and $0	-	7,893
Prepaid expenses	21,710	12,339
Total Current Assets	473,860	490,380
Property and equipment, net of accumulated depreciation of $49,724 and $81,965	34,083	20,788
Software, net of accumulated amortization of $3,350 and $0	61,300	-
Deferred financing costs, net of accumulated amortization of $609,900 and $539,597	-	35,303
Goodwill	3,138,751	2,663,751
Other assets	3,224	11,114
Total Assets	3,711,218	3,221,336

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Accounts payable and accrued expenses	687,922	907,799
Obligations to be settled in stock	601,800	1,622,921
Deferred revenue	-	100,000
Dividends payable	404,575	376,743
Loans and notes payable	365,000	450,000
Derivative liability - warrants and options	2,145,864	2,825,920
Current maturities of long-term debt	33,529	33,529
Total Current Liabilities	4,238,690	6,316,912
Long-term Debt	-	-
Total Liabilities .	4,238,690	6,316,912

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized: 2,500 shares have been designated Cumulative Preferred Stock, of which 1 share is issued and outstanding	0	0
300,000 shares have been designated Series A Convertible Preferred Stock, 350,000 shares have been designated Series B Convertible Preferred Stock, 120,000 shares have been designated Series C Convertible Preferred Stock, 500,000 shares have been designated Series D Convertible Preferred Stock, 500,000 shares have been designated Series E Convertible Preferred Stock, 43,610 shares have been designated Series E Convertible Preferred Stock, of which a combined total 129,500 shares are issued and outstanding	129	129
Common Stock, $0.0001 par value, 700,000,000 shares authorized; issued and outstanding 376,242,570 and 276,703,237 shares	37,624	27,671
Additional paid-in capital	40,359,961	36,739,270
Loans receivable – stockholders	(286,721)	(286,721)
Accumulated (deficit)	(40,638,465)	(39,575,925)
Total Stockholders’ Equity (Impairment)	(527,472)	(3,095,576)

Total Liabilities and Equity (Impairment)	$3,711,218	$3,221,336

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Total Revenues	$4,300	$933	$18,214	$3,956
Cost of Goods Sold	18,559	-	31,750	-
Gross Profit (Loss)	(14,259)	933	(13,536)	3,956
Selling expenses	12,410	-	73,204	414
Provision for bad debts	-	-	7,893	-
Stock-based compensation (see below)	57,000	172,000	57,000	292,000
Research and development cost	7,200	-	7,200	735
General and administrative expenses	762,869	391,288	1,297,713	731,663

Loss from Operations	(853,738)	(562,355)	(1,456,546)	(1,020,856)

Other Income (Expense)
Miscellaneous income	-	-	27,008	-
Misc. non-operating expenses	(3,102)	(164)	(3,102)	(164)
Change in fair value -derivative liability	1,945,641	267,786	(245,796)	(635,699)
Amortization of deferred financing cost	(11,666)	(203,376)	(70,303)	(203,376)
Gain on extinguishment of debt	25,000	-	718,856	-
Interest income	549	-	549	-
Interest expense	-	(103,443)	(5,375)	(112,803)
Total Other Income (Expense)	1,956,422	(39,197)	421,837	(952,042)

Profit (Loss) before Provision for Income Taxes	1,102,684	(601,552)	(1,034,709)	(1,972,898)

Provision for income taxes	-	22,846	-	22,846

Net Profit (Loss)	$1,102,684	$(624,398)	$(1,034,709)	$(1,995,744)

Dividends on Preferred Stock	(13,916)	(13,78)	(27,832)	(27,475)

Net Profit (Loss) applicable to Common Shareholders	$1,088,768	$(638,136)	$(1,062,541)	$(2,023,219)
Net Profit (Loss) per Common Share	$0.003	$(0.003)	$(0.003)	$(0.009)
Weighted Average Number of Common Shares Outstanding	376,242,570	229,842,905	337,270,348	228,325,074

All of the stock-based compensation relates to selling, general and administrative expenses.

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash Flows from Operating Activities
Net Loss	$(1,034,709)	$(1,995,744)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	87,900	17,750
Securities issued for various expenses	57,000	292,000
Change in fair value – derivative liabilities	245,796	635,699
Loss on disposal of assets	2,553	-
Accretion of beneficial conversion feature	-	78,003
Amortization of deferred financing costs	-	203,376
Gain on extinguishment of debt	(718,856)	-
Decreases (Increases) in Assets
Accounts receivable	7,893	-
Prepaid expenses	(9,371)	20,545
Increases (decreases) in Liabilities
Deferred revenues	-	(2,720)
Obligations to be settled in stock	-	66,561
Accounts payable and accrued expenses	(169,349)	236,340
Net Cash Used by Operating Activities	(1,531,143)	(448,190)

Cash Flows from Investing Activities
Cash outlay for website development costs	(64,650)	-
Kiwibox acquisition	(50,000)	-
Purchases of equipment and fixtures	(22,205)	(3,308)
Net Cash Used by Investing Activities	(136,855)	(3,308)

Cash Flows from Financing Activities
Proceeds from loans and notes	40,000	347,000
Issuance of common and preferred stock	1,610,000	56,000
Net Cash Provided by Financing Activities	1,650,000	403,000

Net Increase (Decrease) in Cash	(17,998)	(48,498)
Cash at Beginning of Period	470,148	81,307
Cash at End of Period	$452,150	$32,809

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
JUNE 30, 2008

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
JUNE 30, 2008

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 and its quarterly report on Form 10-Q for the quarter ended March 31, 2008.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2008, the results of operations for the three and six months ended June 30, 2008 and 2007, and the cash flows for the six months ended June 30, 2008 and 2007, have been included.

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
JUNE 30, 2008

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Securities Issued for Services

The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company’s stock on the date of stock issuance or option/grant is used. The Company determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123(R), SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant). During the quarter, we issued 600,000 shares and stock options for an aggregate 3,600,000 shares as compensation, whereby all such shares and 3,100,000 options were granted to officers and directors (see “Related Party Transactions”). The shares were valued at the market price of the Company's common stock at times of grant and the options at their fair value according to the Black-Scholes method, using 169% volatility and a 1.8% risk-free interest rate.

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

Capitalization of Software /Website development costs

The Company capitalized outside-contracted development work in accordance with the guidelines published under EITF 00-2, Accounting for Web Site Development Costs, adopted during the quarter ended March 31, 2008. Under EITF 00-2, costs incurred during the planning stage are expensed, while costs relating to software used to operate a web site or for developing initial graphics should be accounted for under SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, unless a plan exists or is being developed to market the software externally. Under SOP 98-1, internal and external costs incurred to develop internal-use computer software during the application development stage should be capitalized. Costs to develop or obtain software that allows for access or conversion of old data by new systems should also be capitalized, excluding training costs. Fees incurred for web site hosting, which involve the payment of a specified, periodic fee to an Internet service provider in return for hosting the web site on its server(s) connected to the Internet, are expensed over the period of benefit, and included in cost of sales in the accompanying financial statements. A total of $24,120 and $40,530 was capitalized for web-site development work during the first and second quarters 2008, respectively.

Fair Value Measurements

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under FASB Statement No. 157, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company measured the fair value of warrants and options outstanding at June 30, 2008 since the number of shares issuable under the Company’s Series G convertible preferred stock was indeterminable during the six months then ended. The value at June 30, 2008 was determined to be $2,145,864, measured using significant unobservable inputs (Level 3) under a Black-Scholes valuation method. The change in value during the six months period was $245,796 reported in the Statement of Operations under Other Income (Expense).

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which included and amendment of FASB Statement No. 115 with respect to improvement of financial reporting of certain investments in debt and equity securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The implementation of this new standard did not have a material impact on the Company's financial position, results of operations and cash flows for the three months ended June 30, 2008.

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
JUNE 30, 2008

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

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $100,000. Balances in these accounts may, at times, exceed the federally insured limits. At June 30, 2008, one bank account maintained with a large nationally represented institution carried a balance $383,341. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. PREPAID EXPENSES

Prepaid Expenses at the end of the quarter included $20,910 prepaid insurance costs, with the remainder representing miscellaneous prepaid expenses.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at June 30, 2008:

Furniture	2,014
Leasehold Improvements	9,400
Equipment	72,393
83,807
Less accumulated depreciation	49,724
Total	$34,083

Depreciation expense charged to operations was $6,357 and $2,750 in the first six months of 2008 and 2007, respectively.

During the quarter, we disposed of obsolete office and computer equipment with a net book value of $2,553.

6. INTANGIBLE ASSETS

Intangible assets at June 30, 2008 included web site development costs and deferred finance costs.

Website development costs, at June 30, 2008, consisted of:

Costs incurred	$64,650
Less accumulated amortization	3,350
Total	$61,300

During the three months ended March 31, 2008, the Company incurred finance costs due to a penalty share obligation of 2,250,000 restricted shares valued at $35,000 to extend the maturities of various bridge notes. Amortization of deferred financing costs was $11,667, $70,304, $0 and $0 for the three and six months ended June 30, 2008 and 2007, respectively, resulting in net deferred financing costs of $0 at June 30, 2008.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at June 30, 2008:

Accounts payable	$502,832
Accrued interest	64,127
Accrued salaries	10,030
Accrued commissions	3,720
Accrued professional fees	56,900
Miscellaneous accruals	50,313
Total	$687,922

Accrued commissions are due to a consultant who was retained in the capacity of Senior Vice President of Business Development.

8. GOODWILL

On August 16, 2007, the Company completed its acquisition of 100% of the outstanding capital stock of KiwiBox Media, Inc. The total initial purchase price of $2,850,273 was calculated as follows: we issued 30,000,000 restricted common shares based on a total value of $1,500,000 determined by the lower of $0.05 per share and the average sales price of the Company’s common stock for the ten (10) successive trading days immediately preceding the closing, 43,610 shares of our Series G Preferred Stock worth $500,000, paid $450,000 in cash to the three KiwiBox owners, and incurred $57,500 in acquisition fees. In addition, based on the initial Agreement and Plan of Reorganization from February 2007, the Company committed to investing $3.5 million for the operations of Kiwibox. Based on an amendment in July 2007, in the event that certain investment tranches were not made by their respective due dates, the Company agreed to issue 60,000 restricted shares to the former shareholders of Kiwibox for each day that the funds were in arrears. The Company estimated the fair value of this pre-acquisition contingency as of the acquisition date based on the present value of the total expected liability at a discount rate of 5%, with an accreted value of $295,800 at June 30, 2008 (current period value of $3,027 was charged to operations, so net increase in purchase price was $292,773). In February 2008, the Company entered into another amendment that superseded the provisions of amendments in December 2007, whereby the Company agreed to issue 20 million reset shares, valued at $200,000, and a promissory note for $225,000, and $250,000 cash penalties ($100,000 paid in 2007, $150,000 paid in 2008) as additional consideration due to the delays in financing, which increased the value of Goodwill at March 31, 2008. This additional consideration eliminated the requirement for penalty shares to continue accruing, as long as the Company received $1.5 million in financing by March 7, 2008, and invested $700,000 in Kiwibox operations. This financing was received in a timely fashion. The amendment also provided the former shareholders of Kiwibox the option to receive the value of the reset shares in common stock options of equivalent value. To date, none of the penalty shares have been issued.

The excess of the purchase price over the net assets acquired has been recorded as Goodwill in the amount of $3,138,751 as of June 30, 2008. Management expects the future discounted cash flows from Kiwibox’ operations to be equal or higher than the carrying amount of the goodwill.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

9. LOANS PAYABLE

The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at June 30, 2008:

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

At December 31, 1999 the Company had $1,475,000 of notes outstanding related to a June 1995 private placement offering. During 2000 the holders of $1,450,000 worth of notes agreed to accept partial repayment of approximately 30% of the note balances and converted the remaining balances into common shares or convertible preferred shares. The total amount of non-converted notes outstanding at June 30, 2008 is $25,000. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	25,000

In January 2008 a shareholders loaned the Company $40,000 pursuant to which the Company issued a demand note bearing interest at the rate of 5% per year.	40,000

In February 2008, as partial additional consideration under the Kiwibox acquisition agreement, as amended, the Company issued a $225,000 note payable bearing interest at 5% per year and due on the earlier of (1) the date the Company receives proceeds from any debt or equity financing or (2) June 15, 2008.	225,000
Total	$290,000
Subsequent to the reporting date, we repaid $75,000 on the above obligation with $75,000 now due upon receipt of any debt or equity financing; the remaining balance of $75,000 is subject to possible compromise pursuant to on-going negotiations with the holders.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

11. LONG-TERM DEBT

Long-term debt as of June 30, 2008 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529

Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$-

12. COMMITMENTS AND CONTINGENCIES

Lease Agreements

On September 1, 2006, the Company entered a three year lease (which can be terminated by either party after 12 months) for approximately 850 square feet of office space at 1250 Route 28, Suite 309, Branchburg, New Jersey. This lease agreement currently calls for a base rental payment of $1,137 per month plus utility/cam/property tax charges of approximately $600 per month through August 31, 2008, with a nominal increase for year three ending August 31, 2009. In addition, we maintain offices for our Kiwibox operations at 330 W. 38th Street, New York, New York 10018, consisting of approximately 1,600 square feet. We have a two-year lease covering these offices and pay minimum monthly rentals of $3,908.09 plus tenants’ share of 0.86% of utility/cam/property tax charges through August 31, 2008, and minimum monthly rentals of $4,012.82 plus additional rentals for the twelve months ending August 31, 2009.

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

In January 2007 we issued warrants for 3,125,000 shares, exercisable at $0.05 per share, to the former president and chief executive officer, in connection with a settlement agreement reached during the fourth quarter in 2006.

In May 2007 the Company reached agreement with the former president and chief executive officer to the effect that, in return for issuance of 2,000,000 shares, he would issue a waiver with respect to the Company’s obligation for filing a registration statement for certain securities previously issued to him by the Company.

During the first and second quarters in 2008, one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $170,962 and $50,000, respectively, for legal services. At June 30, 2008, the Company owed this director $179,470. Another outside director was paid $30,000 during the second quarter in 2008, for business consulting services.

During the second quarter in 2008, we paid $24,000 to a major shareholder for investor relations services.

In June, 2008, the Company granted 600,000 shares and stock options to purchase an aggregate 3,100,000 common shares to four officers and directors of the Company, for past services rendered. Such options are exercisable at prices between $0.025 and $0.15/share during three to five years periods. The Company has accounted for the fair value of these options, at $47,500 under the Black-Scholes method, using a volatility of 169% and a risk-free interest rate of 1.8%, in the current financial statements.

14. SUBSEQUENT EVENTS

In August, 2008, we issued an aggregate 30,560,000 restricted common shares to the three Kiwibox principals pursuant to our Agreement and Plan of Reorganization, dated February 19, 2007, and subsequent amendments, as disclosed in our report and exhibit, filed on Form 8-K with the U.S. Securities and Exchange Commission on March 4, 2008. We also issued 600,000 restricted common shares to a director pursuant to a consulting agreement.

On July 18, 2008, Steven Gray resigned as a director and on August 1, 2008, Edward Marney resigned as President/CEO and director. On July 14, 2008, Rudolf Hauke was appointed Co-President/CEO and as a member of our Board of Directors. Following Mr. Marney resignation, Dr. Hauke assumed control of the positions of President/CEO. Also on July 14, 2008, Dr. Jorg Otzen and Quentin Kelly were appointed as members of the Board of Directors.

We will pay Dr. Hauke $6,000 salary and a $7,000 expense allowance monthly. We also granted Dr. Hauke a 2-year stock option to purchase 500,000 common shares at an exercise price of $.05, and 4-year stock options to acquire 100,000 common shares, exercisable at $.10 per share, for each month of service. All of the above officer and director transitions were disclosed in our report on Form 8-K filed on July 18, 2008.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008

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

Plan of Operations

Since our acquisition of Kiwibox, we have been developing a new version of our website, as well as extending our offerings into different mobile platforms. The mobile WAP version of the Kiwibox.com site has been launched, as well as our new Kiwibox 2.0 website. The new Web 2.0 site contains significant enhancements over the original website, expanding our operations that includes the following new features :

Increase in editorial staff and offerings - The new website combines weekly editorial with daily and up-to-the-minute entertainment news and content. We have hired additional editorial staff persons to augment and expand our existing editorial staff and volunteer teen writers to provide around the clock coverage in our content categories of music, entertainment, games, body & style and life & love.

Establishment of KiwiboxTV - Our new content production department is now established andharged to produce exclusive video content for the website. The KiwiboxTV section on the new website offers exclusive on camera interviews with artists and celebrities by Kiwibox teen Video Journalists, as well as video coverage of red carpet events in order to bring our members one step closer to their favorite celebrities.

Enhanced Community Features - The new website employs advanced social networking functionality such as dynamic profile pages, featuring drag and drop customization, enhanced privacy settings and personal sub-domains for every member. Members can add widgets to aggregate their web presence together with all of their favorite Kiwibox content.

Revamped Points and Prizes - We are expanding the number of activities for our members to earn points and prizes. Members will have more ways to earn KiwiPoints by participating in the social network and contributing editorial content. Members can redeem these KiwiPoints for an expanded selection of real world KiwiPrizes. We expect our expanded Points and Prizes program, as well as our planned offering of virtual prizes in the future, will attract new members to our website.

Expansion of our Game Offerings - We have expanded our KiwiGames offerings to our members, doubling the amount of games to play while connecting and competing with friends. We are continuing to expand our partnerships with online game sites and online game developers, in order to provide a better platform for sponsors to integrate their marketing messages and advertising campaigns.

Results of Operations

The Company had no material revenues during the quarter ended June 30, 2007. For the three and six months ended June 30, 2008, total revenues amounted to $4,300 and $18,214, respectively, generated entirely from the Kiwibox operations. Expenses for website hosting services for Kiwibox’ website are recognized as cost-of-goods-sold and amounted to $18,559 and $31,750 for the three and six months periods ended June 30, 2008.

Our operating expenses increased significantly from the same period a year ago, due to an expansion in staffing and marketing expenses to advance our new Kiwibox business. After accounting for selling-, research-, and general and administrative expenses totaling $839,479 and $1,443,010, the Company realized losses from operations of $853,738 and $1,456,546 for the three and six months ended June 30, 2008, compared to operating losses of $562,355 and $1,020,856 over the similar periods in 2007 during which time we had not yet invested in the new business. Non-operating income and expenses during the three and six months ended June 30, 2008 consisted primarily of a gain on extinguishment of debt of $25,000 and $718,856, respectively, and accounting income (charges) of $1,945,641 and $(245,796) reflecting the change in fair value of outstanding options and warrants during that period. The period results were a net profit of $1,102,684 and a net loss of $1,034,709 for the three and six months, respectively, ended June 30, 2008, compared to losses of $624,398 and 1,995,744 for the same periods in 2007.

After accounting for dividend accruals on outstanding preferred stock which totaled $27,832 in 2008, the net results applicable to common shareholders for the three and six months periods ended June 30, 2008, were a profit of $1,088,768 or $0.003 per share, and a loss of $1,062,541 or $0.003 per share, respectively, compared to losses of $638,091 or $0.003 per share, and $2,023,219 or $0.009 per share for the same periods in the previous year.

Liquidity and Capital Resources

We have financed our business with new debt and equity capital since our cash flow is insufficient to provide the working capital necessary to fund our operations. We recorded $1,610,000 in cash from subscriptions for new equity capital from accredited private investors during the first quarter of 2008. In addition, we received $40,000 from short-term loans. Our deficit in working capital amounted to $3,764,830 at June 30, 2008, as compared to a deficit of $5,826,532 at December 31, 2007. Stockholders’ equity showed an impairment of $527,472 at June 30, 2008, compared to an impairment of $3,095,576 at the beginning of the year. The negative cash flow from operations totaled $1,531,143 and was substantially financed by new debt and equity which was obtained through private placements. The new equity placements were consummated by issuance of common stock and warrants to primarily foreign investors. Details of such transactions can be found in the “Changes and Issuance of Securities” section of this report.

We have no bank debt and aside from trade payables and accruals, our indebtedness at June 30, 2008, consisted of certain notes and loans aggregating approximately $365,000. The position “Obligations to be settled in stock” of $601,800 represents, the value of penalty shares to be issued to the former shareholders of Kiwibox and stock to be issued to certain consultants. Current liabilities also include $404,575 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

Our current cash reserves and net cash flow from operations expected during the near future may not be sufficient to fund our website development, operations and marketing plan over the next twelve months. We expect to fund these requirements with further investments in form of debt or equity capital, targeted for the third quarter of 2008. There can be no assurance, however, that we will be able to identify a financing source or sources and if we do, whether the terms of such financing will be acceptable or commercially reasonable. If the Company failed to do so, either by not acquiring sufficient funds, or not receiving such funds in a timely manner, management may be forced to effect cut-backs in the Company’s operations.
.
Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Form 10-Q for the quarter ended June 30, 2008, an evaluation was undertaken, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act; and; based upon that evaluation, Company management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the design of the Company’s disclosure controls and procedures are effective and ensure that all material information required to be disclosed by the Company in the reports that it files or submits under the Act, are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms; in addition, the evaluation confirmed that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to Company management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company maintains a system of internal controls designed to provide reasonable assurance that: (i) the Company’s transactions are properly authorized; (ii) the Company’s assets are protected against unauthorized or improper use, and (iii) the Company’s transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with generally accepted accounting principles. (b) Changes in Internal Control over Financial Reporting Since the date of the most recent evaluation of the Company’s internal controls by Company management, including the Chief Executive Officer and Chief Financial Officer, there have not been any changes in the Company’s internal controls or other factors for the period covered by the subject Form 10-Q that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

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

During the quarter ended June 30, 2008, the Company did not issue any unregistered securities.

(b)	Not applicable

(c)	None

Item 3 DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $405,000. These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

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

(31.1) - Certification of Rudolf Hauke, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) - Certification of Joerg H. Klaube, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1) - Certification of Rudolf Hauke, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(32.2) - Certification of Joerg H. Klaube, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b)	Reports on Form 8-K:

On May 2, 2008, the Company filed a report on Form 8-K, informing the release of the “Beta” version of its Kiwibox website.

On June 30, 2008, the Company filed a report on Form 8-K, informing about (i) a consultancy agreement with a major investor and shareholder, (ii) the grant of stock options to members of the board of directors of the Company, and (iii) a press release which announced the extension of access to its social network websire to users of mobile cellular phones.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNITUDE INFORMATION SYSTEMS, INC.

Date:	August 17, 2008	By:	/s/ Rudolf Hauke
Rudolf Hauke
Chief Executive Officer