Form 10-Q
period 2008-09-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2008-11-18
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended September 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______ to _______

Commission file number 33-20432

MAGNITUDE INFORMATION SYSTEMS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2228828
(State or other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

1250 State Route 28, Branchburg, New Jersey 08876	(908) 879-2722
(Address of Principal Executive Office) (Zip Code)	(Registrant’s telephone number including area code)

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

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of November 17, 2008, was 413,802,570 shares.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

INDEX

		Page
		Number

PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets
	- September 30, 2008 (unaudited) and December 31, 2007 (audited)	3

	Consolidated Statements of Operations
	- Three and nine months ended September 30, 2008 and 2007 (unaudited)	4

	Consolidated Statements of Cash Flows
	- Nine months ended September 30, 2008 and 2007 (unaudited)	5-6

	Notes to Consolidated Financial Statements	7 - 15

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	16 – 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4	Controls and Procedures	19

PART II - OTHER INFORMATION		20

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other information	20

SIGNATURES		22

PART I - Item 1 Financial Statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2008 (Unaudited)	December 31, 2007 (Audited)
Assets
Current Assets
Cash	$8,421	$470,148
Accounts receivable, net of allowance for
doubtful accounts of $7,893 and $0	8,475	7,893
Prepaid expenses	15,530	12,339
Total Current Assets	32,426	490,380
Property and equipment, net of accumulated
depreciation of $52,862 and $81,965	33,945	20,788
Software, net of accumulated amortization of $6,030 and $0	58,620	-
Deferred financing costs, net of accumulated amortization of
$609,900 and $539,597	-	35,303
Goodwill	3,138,751	2,663,751
Other assets	3,224	11,114
Total Assets	3,266,966	3,221,336

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Accounts payable and accrued expenses	778,370	907,799
Obligations to be settled in stock	106,000	1,622,921
Deferred revenue	-	100,000
Dividends payable	418,491	376,743
Loans and notes payable	265,000	450,000
Derivative liability – warrants and options	2,408,410	2,825,920
Current maturities of long-term debt	33,529	33,529
Total Current Liabilities	4,009,800	6,316,912
Long-term Debt	-	-
Total Liabilities	4,009,800	6,316,912

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
2,500 shares have been designated Cumulative Preferred Stock,
of which 1 share is issued and outstanding	0	0
300,000 shares have been designated Series A Convertible Preferred Stock,
350,000 shares have been designated Series B Convertible Preferred Stock,
120,000 shares have been designated Series C Convertible Preferred Stock,
500,000 shares have been designated Series D Convertible Preferred Stock,
500,000 shares have been designated Series E Convertible Preferred Stock,
43,610 shares have been designated Series G Convertible Preferred Stock,
of which a combined total 129,500 shares are issued and outstanding	129	129
Common Stock, $0.0001 par value, 700,000,000 shares authorized;
issued and outstanding 406,802,570 and 276,703,237 shares	40,680	27,671
Additional paid-in capital	40,852,705	36,739,270
Loans receivable – stockholders	(131,262)	(286,721)
Accumulated (deficit)	(41,505,086)	(39,575,925)

Total Stockholders’ Equity (Impairment)	(742,834)	(3,095,576)

Total Liabilities and Equity (Impairment)	$3,266,966	$3,221,336

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Total Revenues	$18,841	$7,639	$37,055	$11,595

Cost of Goods Sold	6,266	-	38,016	-

Gross Profit (Loss)	12,575	7,639	(961)	11,595

Selling expenses	21,689	63,233	94,893	63,647
Provision for bad debts	-	-	7,893	-
Stock-based compensation (see below)	-	270,236	57,000	562,236
Research and development cost	-	-	7,200	735
General and administrative expenses	576,021	386,910	1,873,734	1,118,573

Loss from Operations	(585,135)	(712,740)	(2,041,681)	(1,733,596)

Other Income (Expense)
Miscellaneous income	(549)	-	26,459	-
Misc. non-operating expenses	549	9	(2,553)	(155)
Change in fair value – derivative liability	(262,546)	605,265	(508,342)	(30,434)
Amortization of deferred financing cost	-	(331,783)	(70,303)	(535,159)
Gain on extinguishment of debt	1,942	-	720,798	-
Interest income	-	1,057	549	1,057
Interest expense	(6,965)	(24,094)	(12,340)	(136,897)
Total Other Income (Expense)	(267,569)	250,454	154,268	(701,588)

Profit (Loss) before Provision
for Income Taxes	(852,704)	(462,286)	(1,887,413)	(2,435,184)

Provision for income taxes	-	-	-	-

Net Profit (Loss)	$(852,704)	$(462,286)	$(1,887,413)	$(2,435,184)

Dividends on Preferred Stock	(13,915)	(13,123)	(41,747)	(40,598)

Net Profit (Loss) applicable to
Common Shareholders	$(866,619)	$(475,409)	$(1,929,160)	$(2,475,782)

Net Profit (Loss) per Common Share	$(0.002)	$(0.002)	$(0.005)	$(0.011)

Weighted Average Number of
Common Shares Outstanding	401,709,237	247,391,177	358,749,978	234,680,442

All of the stock-based compensation relates to selling, general and administrative expenses.

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities
Net Loss	$(1,887,413)	$(2,435,184)
Adjustments to Reconcile Net Loss
to Net Cash Used by Operations
Depreciation and amortization	93,717	460,744
Securities issued for various expenses	57,000	562,236
Change in fair value – derivative liabilities	508,342	30,434
Bad debt expense	7,893	-
Loss on disposal of assets	2,553	-
Compensation recognized-shareholder loan forgiveness	5,459	-
Accretion of beneficial conversion feature	-	114,340
Amortization of deferred financing costs	-	-
Gain on extinguishment of debt	(720,798)	-
Decreases (Increases) in Assets
Accounts receivable	(8,475)	(780)
Prepaid expenses	(3,191)	34,103
Increases (decreases) in Liabilities
Deferred revenues	-	(2,747)
Obligations to be settled in stock	-	107,193
Accounts payable and accrued expenses	(76,960)	266,984
Net Cash Used by Operating Activities	(2,021,873)	(862,677)

Cash Flows from Investing Activities
Cash outlay for website development costs	(64,650)	-
Kiwibox acquisition	(50,000)	(323)
Purchases of equipment and fixtures	(25,204)	(4,850)
Net Cash Used by Investing Activities	(139,854)	(5,173)

Cash Flows from Financing Activities
Proceeds from loans and notes	90,000	397,000
Repayments of loans and notes	(75,000)	(100,000)
Repayment of shareholder loan	75000	-
Issuance of common and preferred stock	1,610,000	691,000
Net Cash Provided by Financing Activities	1,700,000	988,000

Net Increase (Decrease) in Cash	(461,727)	120,150
Cash at Beginning of Period	470,148	81,307
Cash at End of Period	$8,421	$201,457

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Nine Months Ended
September 30, 2008

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Additional goodwill incurred by obligation to be settled in stock for 20 million penalty shares	$200,000

Additional deferred finance costs incurred by obligation to be settled in stock	$35,000

Additional goodwill incurred via promissory note	$225,000

Settlement of deferred revenue liability with stock	$40,000

Settlement of note conversions and finance cost obligations with stock and warrants	$123,644

Issuance of stock and warrants for prior subscription obligations	$1,800,000

Settlement with stock, of penalties in connection with Kiwibox acquisition	$495,800

Offsetting of note payable to shareholder loan receivable	$75,000

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

Through our subsidiary, we own and operate “Kiwibox.com”, a social networking website for teens. Initially launched in 1999, Kiwibox.com is an online social networking website dedicated to teen users. The Kiwibox website provides online content in several categories, dedicated to teens, including entertainment, fashion and games. We have formed a user-based contingent of contributors that submit, review and comment upon content and articles from all over the world, 24 hours a day, seven days a week. Kiwibox.com uses a “points” reward system for users, where a user may acquire elevated peer status and/or earn prizes which in many cases are provided by advertiser and/or sponsors. In August 2008 we had re-launched our website with increased functions.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007 and its quarterly report on Form 10-Q for the quarters ended March 31 and June 30, 2008.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2008, the results of operations for the three and nine months ended September 30, 2008 and 2007, and the cash flows for the nine months ended September 30, 2008 and 2007, have been included.

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
SEPTEMBER 30, 2008

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Securities Issued for Services

The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method. For non-employees, the fair market value of the Company’s stock on the date of stock issuance or option/grant is used. The Company has determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. The Company has adopted the provisions of Statement of Financial Accounting Standards (SFAS) 123(R), SHARE-BASED PAYMENT, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant)..

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

Capitalization of Software /Website development costs

The Company capitalized outside-contracted development work in accordance with the guidelines published under EITF 00-2, Accounting for Web Site Development Costs, adopted during the quarter ended March 31, 2008. Under EITF 00-2, costs incurred during the planning stage are expensed, while costs relating to software used to operate a web site or for developing initial graphics should be accounted for under SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, unless a plan exists or is being developed to market the software externally. Under SOP 98-1, internal and external costs incurred to develop internal-use computer software during the application development stage should be capitalized. Costs to develop or obtain software that allows for access or conversion of old data by new systems should also be capitalized, excluding training costs. Fees incurred for web site hosting, which involve the payment of a specified, periodic fee to an Internet service provider in return for hosting the web site on its server(s) connected to the Internet, are expensed over the period of benefit, and included in cost of sales in the accompanying financial statements. A total of $0 and $64,650 was capitalized for web-site development work during the three and nine months ended September 30, 2008, respectively.

Fair Value Measurements

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under FASB Statement No. 157, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Since the number of shares issuable under the Company’s Series G convertible preferred stock was indeterminable during the nine months ended September 30, 2008, the Company measured the fair value of warrants and options outstanding at September 30, 2008. The value at September 30, 2008 was determined to be $2,408,410, measured using significant unobservable inputs (Level 3) under a Black-Scholes valuation method. The change in value during the nine months period was $(508,342) reported in the Statement of Operations under Other Income (Expense).

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities", which included and amendment of FASB Statement No. 115 with respect to improvement of financial reporting of certain investments in debt and equity securities. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The implementation of this new standard did not have a material impact on the Company's financial position, results of operations and cash flows for the nine months ended September 30, 2008.

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
SEPTEMBER 30, 2008

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

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in these accounts may, at times, exceed the federally insured limits. At September 30, 2008, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. PREPAID EXPENSES

Prepaid Expenses at the end of the quarter included $9,947 prepaid insurance costs, with the remainder representing miscellaneous prepaid expenses.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2008:
Furniture	2,014
Leasehold Improvements	9,400
Equipment	75,393
86,807
Less accumulated depreciation	52,862
Total	$33,945

Depreciation expense charged to operations was $9,494 and $4,422 in the first nine months of 2008 and 2007, respectively.

6. INTANGIBLE ASSETS

Intangible assets at September 30, 2008 included web site development costs and deferred finance costs.

Website development costs, at September 30, 2008, consisted of:
Costs incurred	$64,650
Less accumulated amortization	6,030
Total	$58,620

During the three months ended March 31, 2008, the Company incurred finance costs due to a penalty share obligation of 2,250,000 restricted shares valued at $35,000 to extend the maturities of various bridge notes. Amortization of deferred financing costs was $0, $70,303, $230,445 and $433,822 for the three and nine months ended September 30, 2008 and 2007, respectively, resulting in net deferred financing costs of $0 at September 30, 2008.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at September 30, 2008:
Accounts payable	$536,394
Accrued interest	69,150
Accrued salaries	41,938
Accrued commissions	3,720
Accrued professional fees	76,855
Miscellaneous accruals	50,313
Total	$778,370

Accrued commissions are due to a consultant who was retained in the capacity of Senior Vice President of Business Development.

8. GOODWILL

On August 16, 2007, the Company completed its acquisition of 100% of the outstanding capital stock of KiwiBox Media, Inc. The total initial purchase price of $2,850,273 was calculated as follows: we issued 30,000,000 restricted common shares based on a total value of $1,500,000 determined by the lower of $0.05 per share and the average sales price of the Company’s common stock for the ten (10) successive trading days immediately preceding the closing, 43,610 shares of our Series G Preferred Stock worth $500,000, paid $450,000 in cash to the three KiwiBox owners, and incurred $57,500 in acquisition fees. In addition, based on the initial Agreement and Plan of Reorganization from February 2007, the Company committed to investing $3.5 million for the operations of Kiwibox. Based on an amendment in July 2007, in the event that certain investment tranches were not made by their respective due dates, the Company agreed to issue 60,000 restricted shares to the former shareholders of Kiwibox for each day that the funds were in arrears. The Company estimated the fair value of this pre-acquisition contingency as of the acquisition date based on the present value of the total expected liability at a discount rate of 5%, with an accreted value of $295,800 at June 30, 2008 (current period value of $3,027 was charged to operations, so net increase in purchase price was $292,773). In February 2008, the Company entered into another amendment that superseded the provisions of amendments in December 2007, whereby the Company agreed to issue 20 million reset shares, valued at $200,000, and a promissory note for $225,000, and $250,000 cash penalties ($100,000 paid in 2007, $150,000 paid in 2008) as additional consideration due to the delays in financing, which increased the value of Goodwill at March 31, 2008. This additional consideration eliminated the requirement for penalty shares to continue accruing, as long as the Company received $1.5 million in financing by March 7, 2008, and invested $700,000 in Kiwibox operations. This financing was received in a timely fashion. The amendment also provided the former shareholders of Kiwibox the option to receive the value of the reset shares in common stock options of equivalent value. To date, all of the penalty shares have been issued. The promissory note for $225,000 had subsequently been reduced by $75,000 in connection with a settlement agreement reached with one of the former shareholders of Kiwibox (see Note 13), with $75,000 paid during the quarter and the remaining $75,000 paid subsequent to the end of the quarter.

The excess of the purchase price over the net assets acquired has been recorded as Goodwill in the amount of $3,138,751 as of September 30, 2008. Management expects the future discounted cash flows from Kiwibox’ operations to be equal or higher than the carrying amount of the goodwill.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

9. LOANS PAYABLE

The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at September 30, 2008:

On December 4, 1996, Magnitude, Inc. repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue at September 30, 2005 and no demand for payment has been made.	$75,000
Total	$75,000

10. NOTES PAYABLE

On February 28, 2008, two debtholders agreed to convert their outstanding notes of $350,000, finance cost obligations to be settled in stock of $385,000 and finance cost obligations that could be settled in stock or cash of $22,500 into a total of 9,333,333 common shares and 3,500,000 five-year common stock warrants with an exercise price of $0.07 per share, resulting in a gain on extinguishment of $633,856. The warrants were valued at $30,311 using a Black-Scholes model, with the following assumptions: volatility - 169%, dividends – none, risk-free rate – 2.1%. In addition, in January 2008, the Company converted the $100,000 deposit recorded previously as deferred revenue into common stock on behalf of the depositor by issuing 2,000,000 restricted common shares. This issuance resulted in a gain on extinguishment of this liability of $60,000 based on the fair value of the shares delivered in settlement.

At December 31, 1999 the Company had $1,475,000 of notes outstanding related to a June 1995 private placement offering. During 2000 the holders of $1,450,000 worth of notes agreed to accept partial repayment of approximately 30% of the note balances and converted the remaining balances into common shares or convertible preferred shares. The total amount of non-converted notes outstanding at September 30, 2008 is $25,000. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	25,000

In January 2008 a shareholders loaned the Company $40,000 pursuant to which the Company issued a demand note bearing interest at the rate of 5% per year.	40,000

In September 2008 a shareholder loaned the Company $50,000, repayable under a promissory note bearing interest at 10% per annum and payable on demand.	50,000

In February 2008, as partial additional consideration under the Kiwibox acquisition agreement, as amended, the Company issued a $225,000 note payable bearing interest at 5% per year. $75,000 was repaid during the third quarter in 2008 and $75,000 was cancelled (see Note 13) pursuant to a settlement agreement with one of the holders.	75,000

Total	$190,000

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

11. LONG-TERM DEBT

Long-term debt as of September 30, 2008 is comprised of the following:

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

On September 23, 2008, Kiwibox joined with UMG Recordings, Inc. to sign a one-year, Video Syndication Agreement, pursuant to which UMG supplies its video archive to the Kiwibox website in exchange for advertising space on our website.

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

During the three and nine months periods ended September 30, 2008 one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $20,000 and $240,632, respectively, for legal services. At September 30, 2008, the Company owed this director $187,407. Another outside director was paid $30,000 during the second quarter in 2008, for business consulting services.

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

On August 17, 2008, one of the three Kiwibox Shareholders resigned his employment. As part of this agreement, his outstanding stock options were cancelled and the consultant entered into an agreement that provided for his future services to the Company as an independent consultant for six months at $12,500 per month. On September 5, 2008, the Company reached a Settlement Agreement with the consultant whereby the Company forgave the balance of loans due from the former shareholder in the balance of $155,459 for $75,000 in cash and by offsetting of $75,000 of notes payable due to the former shareholder. The difference of $5,459 was treated as additional compensation.

14. SUBSEQUENT EVENT

Subsequent to September 30, 2008, we repaid the remaining $75,000 on the note obligation due under the amended Kiwibox acquisition agreement.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

The Kiwibox Closing - August 16, 2007.

On August 16, 2007, we closed our acquisition of Kiwibox Media, Inc. through a reverse merger between Kiwibox and our wholly owned acquisition subsidiary. As a result of the merger, Kiwibox became our wholly owned subsidiary. At the Kiwibox closing, we (1) issued an aggregate 30,000,000 restricted common shares to the three Kiwibox shareholders, (2) issued an aggregate 43,610 shares of our Senior Convertible Series G Preferred stock to these principals, (3) paid an aggregate $150,000 in cash to these Kiwibox principals, less a $7,000 investment banking fee paid to Southridge Investment Group, and (4) signed two-year employment agreements with Messrs. Lin Dai, Ivan Tumanov and Michael Howard, the three Kiwibox shareholders, all pursuant to the terms and provisions of the Agreement and Plan of Reorganization, dated February 19, 2007, and amendments thereto, and as most recently modified by Amendment No. 6 between the parties on February 28, 2008. The 43,610 Series G Preferred Shares issued to the Kiwibox principals at closing have an aggregate conversion value of $500,000 (the “Conversion Value”), which $500,000 Conversion Value is convertible into our common shares by dividing it by the “Market Price” of our common stock during the twenty (20) successive trading days immediately preceding the second anniversary of the agreement. At the closing, the Company promised to issue 750,000 of the KiwiBox shareholders’restricted common shares to Southridge Investment Group, LLC as part of its fee. Based upon our original Agreement and Plan of Reorganization of February 2007, we committed to invest $3.5 Million in the Kiwibox business. This commitment was based upon our communications with a Swiss based shareholder and investor in our Company, Tell Capital AG, who on July 26, 2007, sent us a commitment to invest $3 million of equity in our Company. Based upon Tell Capital’s commitment, we executed Amendment No. 3 to our original February, 2007 agreement with Kiwibox, committing to invest $3.5 million in various tranches, corresponding to the investment schedule set forth in the Tell Capital commitment, as well as agreeing to pay 60,000 restricted common shares for each day any of our scheduled investment tranches were late. Because of the delays in the receipt of the equity investments from Tell Capital, scheduled through November 1, 2007, our corresponding investment commitments to the Kiwibox business were also late. The continuing lateness of our investment commitments to the Kiwibox business resulted in further amendments to our Kiwibox agreement and required us to make a $100,000 penalty payment to the Kiwibox shareholders in 2007. The final modification to our original agreement, Amendment No. 6, executed on February 28, 2008, provided that if we raised $1.5 million in equity on or before March 7, 2008 and dedicated $700,000 of that amount to the Kiwibox business, made another penalty payment of $150,000 and delivered our corporate note in the principal amount of $225,000 to the Kiwibox shareholders, all rescission rights held by the Kiwibox shareholders and any further obligations to invest in the Kiwibox business would terminate. On March 7, 2008, we received $1.5 Million in subscription proceeds from investors, from which proceeds we dedicated $700,000 to the Kiwibox business, made the $150,000 penalty payment to the Kiwibox shareholders and delivered to them our $225,000 corporate note. Accordingly, the Kiwibox shareholders’ rights of rescission and our obligation to invest further funds in the Kiwibox business terminated. We have paid the Kiwibox shareholders $250,000 in cash, delivered to them our $225,000 corporate note, due June 15, 2008, and must issue to them approximately 30,000,000 restricted common shares resulting from the series of delays in meeting our commitments to invest funds into the Kiwibox business. We issued the 20,000,000 reset shares and the 10,200,000 penalty shares to the Kiwibox shareholders and settled the $225,000 corporate note.

We signed and delivered two-year employment agreements with the three Kiwibox Shareholders at the closing. These employment agreements pay each Kiwibox Shareholder an annual base salary of $150,000 and an annual bonus if certain business goals are met. Each Kiwibox Shareholder received a stock option to purchase up to 7,500,000 shares of our common stock which vests over time as well as a performance stock option to purchase up to an additional 3,000,000 shares of our common stock, vesting upon the attainment of certain business goals. All of these stock options are exercisable at $.05 per share. During the third quarter , we entered into a termination agreement with Ivan Tumanov, one of the Kiwibox shareholders, pursuant to which Mr. Tumanov resigned his position, terminated his employment agreement and returned his 10,500,000 stock options for cancellation, all as reported in our current report filed on Form 8-K with the Commission on September 24, 2008. We also issued to Paul Farris, the Director of Business Development for the Kiwibox operation, 500,000 non-qualified stock options, vesting one-third each on the three successive anniversary dates of his employment and 500,000 performance stock options, vesting upon attainment of certain performance goals, one-half each on the first and second employment anniversary dates, pursuant to the terms of his employment agreement.

Plan of Operations

Since our acquisition of Kiwibox, we have been developing a new version of our website, as well as extending our offerings into different mobile platforms. The mobile WAP version of the Kiwibox.com site has been launched, as well as our new Kiwibox 2.0 website. In August, 2008, we launched our new Web 2.0 site contains significant enhancements over the original website, expanding our operations that includes the following new features :

•
Dynamic new profile pages — New profiles feature drag and drop customization, enhanced privacy settings, and personal sub-domains for every member. Kiwibox members can add widgets for Facebook, MySpace, YouTube, Flickr, and all of their favorite Kiwibox content.

•
Revamped Points and Prizes — Members have more ways to earn KiwiPoints by participating in the social network and contributing editorial content. Members can redeem these KiwiPoints for an expanded selection of real world KiwiPrizes from iPods(TM) to Nintendo Wii(TM) and much more.

•	New KiwiGames — New KiwiGames section offers members double the amount of cool, fun games to play while connecting and competing with friends.
•
KiwiboxTV — Exclusive on camera interviews with artists and celebrities by Kiwibox teen Video Journalists, as well video coverage of red carpet events brings members one step closer to their favorite celebrities.

•	Enhanced weekly and daily content — Weekly online magazine is supplemented by daily and up-to-the-minute entertainment news contributed by members from around the world.

Search Engine Optimization – Kiwibox restructured article, news, journal, qbook, and postboard pages to optimize them for search engines. The changes resulted in growth of organic search engine traffic by 129% from July 2008 to September 2008.
Membership Growth – Through organic growth, new partnerships, and increased marketing efforts, new membership increased by 147% from the previous quarter.
Improved Referral Tools – In September, Kiwibox launched the eFriendFinder application. The application allows members to use their email address books from AOL, Yahoo!, Gmail, Hotmail, and other services to find their friends on Kiwibox and invite friends that aren't already members of Kiwibox.com. The service generates on average over 10,000 invitations to join Kiwibox, per day. We expect the number of friend invitations sent to increase as we increase new member registration, and promote the tool to current members of the Kiwibox community.

Universal Music Video Partnership – Kiwibox and Universal Music Group entered into an agreement that will provide the Kiwibox users access to thousands of videos from the world's most popular artists. UMG's music video catalog will be interwoven into Kiwibox's exclusive teen editorial content under the title of "Kiwibox Music Videos." The video content will be advertising supported and Kiwibox, artists, labels and copyright holders will all receive a share of revenue from the ads displayed next to their music video content.

Results of Operations

The Company had no material revenues during the quarter ended September 30, 2007. For the three and nine months ended September 30, 2008, total revenues amounted to $18,841 and $37,055, respectively, generated entirely from the Kiwibox operations. Expenses for website hosting services for Kiwibox’ website are recognized as cost-of-goods-sold and amounted to $6,266 and $38,016 for the three and nine months periods ended September 30, 2008.

Our operating expenses increased significantly from the same period a year ago, due to an expansion in staffing and marketing expenses to advance our new Kiwibox business. After accounting for selling-, research-, and general and administrative expenses totaling $597,710 and $2,040,720, the Company realized losses from operations of $585,135 and $2,041,681 for the three and nine months ended September 30, 2008, compared to operating losses of $712,740 and $1,733,596 over the similar periods in 2007 during which time we had not yet invested in the new business. Non-operating income and expenses during the three and nine months ended September 30, 2008 consisted primarily of a gain on extinguishment of debt of $1,942 and $720,798, respectively, and accounting charges of $262,546 and $508,342 reflecting the change in fair value of outstanding options and warrants during that period, plus some smaller positions. The period results were a net loss of $852,704 and a net loss of $1,887,413 for the three and nine months, respectively, ended September 30, 2008, compared to losses of $462,286 and 2,435,184 for the same periods in 2007.

After accounting for dividend accruals on outstanding preferred stock which totaled $41,747 in 2008, the net results applicable to common shareholders for the three and nine months periods ended September 30, 2008, were losses of $866,619 or $0.002 per share, and of $1,929,160 or $0.005 per share, respectively, compared to losses of $475,409 or $0.002 per share, and $2,475,782 or $0.011 per share for the same periods in the previous year.

Liquidity and Capital Resources

We have financed our business with new debt and equity capital since our cash flow is insufficient to provide the working capital necessary to fund our operations. We recorded $1,610,000 in cash from subscriptions for new equity capital from accredited private investors during the first nine months of 2008. In addition, we received $90,000 from short-term loans. Our deficit in working capital amounted to $3,977,374 at September 30, 2008, as compared to a deficit of $5,826,532 at December 31, 2007. Stockholders’ equity showed an impairment of $742,834 at September 30, 2008, compared to an impairment of $3,095,576 at the beginning of the year. The negative cash flow from operations totaled $2,021,873 and was substantially financed by new debt and equity which was obtained through private placements. The new equity placements were consummated by issuance of common stock and warrants to primarily foreign investors. Details of such transactions can be found in the “Changes and Issuance of Securities” section of this report and our reports on Form 10-Q for the quarters ended March 31 and June 30, 2008.

We have no bank debt and aside from trade payables and accruals, our indebtedness at September 30, 2008, consisted of certain notes and loans aggregating $265,000. The position “Obligations to be settled in stock” of $106,000 represents stock to be issued to certain consultants. Current liabilities also include $418,491 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

Our current cash reserves and net cash flow from operations expected during the near future may not be sufficient to fund our website development, operations and marketing plan over the next twelve months. We expect to fund these requirements with further investments in form of debt or equity capital, targeted for the fourth quarter of 2008. There can be no assurance, however, that we will be able to identify a financing source or sources and if we do, whether the terms of such financing will be acceptable or commercially reasonable. If the Company failed to do so, either by not acquiring sufficient funds, or not receiving such funds in a timely manner, management may be forced to effect cut-backs in the Company’s operations.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Form 10-Q for the quarter ended September 30, 2008, an evaluation was undertaken, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act; and; based upon that evaluation, Company management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the design of the Company’s disclosure controls and procedures are effective and ensure that all material information required to be disclosed by the Company in the reports that it files or submits under the Act, are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms; in addition, the evaluation confirmed that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to Company management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. The Company maintains a system of internal controls designed to provide reasonable assurance that: (i) the Company’s transactions are properly authorized; (ii) the Company’s assets are protected against unauthorized or improper use, and (iii) the Company’s transactions are properly recorded and reported, all to permit the preparation of complete and accurate financial statements in conformity with generally accepted accounting principles. (b) Changes in Internal Control over Financial Reporting Since the date of the most recent evaluation of the Company’s internal controls by Company management, including the Chief Executive Officer and Chief Financial Officer, there have not been any changes in the Company’s internal controls or other factors for the period covered by the subject Form 10-Q that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

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

During the quarter ended September 30, 2008, the Company issued an aggregate 30,560,000 restricted common shares to the three former shareholders of Kiwibox pursuant to our Agreement and Plan of Reorganization, dated February 19, 2007, and subsequent amendments, as disclosed in our report and exhibit, filed on Form 8-K with the U.S. Securities and Exchange Commission on March 4, 2008; the Company relied upon the private placement exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) thereof in connection with the issuance of the above identified securities. The Company had a pre-existing relationship with the three recipients and no general solicitation was involved; the certificates representing the common shares issued contained restrictive legends, designated them as restricted securities and stating that any transfer or other disposition of such shares can only be made in compliance with the registration requirements of the Securities Act or pursuant to exemptions therefrom.

(b)	Not applicable

(c)	None

Item 3 DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $418,000. These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

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

On July 18, 2008, the Company filed a report on Form 8-K, informing about the resignations of Edward L. Marney as the President/CEO and as a director, as of August 1, 2008, and Steven L. Gray as a director, as of July 18, 2008. Also announced were the appointments of Dr. Rudolph Hauke to serve as co-President/ CEO on an interim basis, effective July 14, 2008 and as a director, and of Quentin Kelly and Dr. Joerg Otzen as directors of Registrant.

On June 30, 2008, the Company filed a report on Form 8-K, informing about (i) a consultancy agreement with a major investor and shareholder, (ii) the grant of stock options to members of the board of directors of the Company, and (iii) a press release which announced the extension of access to its social network websire to users of mobile cellular phones.

On August 8, 2008, the Company filed a report on Form 8-K, informing about the launch of Kiwibox Version 2.0 Teen Social Network website and Online Magazine.

On August 27, 2008, the Company filed a report on Form 8-K, informing about the appointment of Lin Dai to the board of directors of the Registrant.

On September 17, 2008, the Company filed a report on Form 8-K, informing about a press release that announced a significant increase in the number of daily new member registrations in the wake of the release of the Kiwibox Version 2.0 website, and which also informed about the receipt by the company of a commitment for new investor funding.

On September 24, 2008, the Company filed a report on Form 8-K, informing about the resignation of one of the three original founders of Kiwibox Media Inc. from the employ of the company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNITUDE INFORMATION SYSTEMS, INC.

Date: November 18, 2008	By:	/s/ Rudolf Hauke
Rudolf Hauke
Chief Executive Officer