Form 10-K
period 2008-12-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2009-04-14
CIK 838796

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2008

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

Securities Registered Pursuant to Section 12(b) of the Exchange Act: None

Securities Registered pursuant to Section 12(g) of the Exchange Act: Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                                                                                                 Accelerated filer ☐

Non-accelerated filer (Do not check if a smaller reporting company)   ☐                Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):Yes ☐ No ☑

The Registrant’s revenues for the fiscal year ended December 31, 2008 were $59,421.

Common stock, par value $.0001 per share (“Common Stock”), was the only class of voting stock of the Registrant outstanding on March 6, 2009. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on March 6, 2009, ($0.019), the aggregate market value of the 329,432,561 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on March 6, 2009, was approximately $6,259,219. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

As of March 6, 2009, 436,242,570 shares of Common Stock, $.0001 par value, were outstanding.

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

On August 16, 2007 the Company acquired all outstanding shares of Kiwibox Media, Inc.

The Company, its subsidiary Magnitude, Inc. and Kiwibox Media Inc. are separate legal entities, with Kiwibox Media, Inc. being a wholly owned subsidiary. The 1% of Magnitude, Inc. not owned by the Company constitutes a minority interest which is valued at $0. The operations of the combined entity are currently comprised almost exclusively of the operations of Kiwibox Media, Inc.

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

The Company is currently subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934.  The Company has the authority to issue an aggregate of One Billion Four Hundred Million (1,400,000,000) Common Shares, par value $.0001, following an increase from 700,000,000 shares, authorized by the shareholders of the Company on January 29, 2009, and Three Million (3,000,000) Preferred Shares, par value $.001, of which at December 31, 2008, Two Thousand Five Hundred (2,500) were designated as Cumulative Preferred Shares, par value $.001; Three Hundred Thousand (300,000) were designated as Series A Senior Convertible Preferred Stock, par value $0.001; Three Hundred Fifty Thousand (350,000) were designated as Series B Senior Convertible Preferred Stock, par value $0.001; One Hundred Twenty Thousand (120,000) were designated as Series C Senior Convertible Preferred Stock, par value $0.001; Five Hundred Thousand (500,000) were designated as Series D Senior Convertible Preferred Stock, par value $0.001; Five Hundred Thousand (500,000) were designated as Series E Senior Convertible Preferred Stock, par value $0.001, and Forty-Three Thousand Six Hundred Ten (43,610) were designated Series G Senior Convertible Preferred Stock

As of December 31, 2008, there were outstanding 436,242,570 Common Shares, 1 Cumulative Preferred Share, and 129,500 Convertible Preferred Shares.

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

At the Kiwibox closing, we (1) issued an aggregate 30,000,000 restricted common shares to the three Kiwibox shareholders,  (2) issued an aggregate 43,610 shares of our Senior Convertible Series G Preferred stock to these principals, (3) paid an aggregate $150,000 in cash to these Kiwibox principals, less a $7,000 investment banking fee paid to Southridge Investment Group, and (4) signed two-year employment agreements with Messrs. Lin Dai, Ivan Tumanov and Michael Howard, the three Kiwibox shareholders, all pursuant to the terms and provisions of the Agreement and Plan of Reorganization, dated February 19, 2007, and amendments thereto, and as most recently modified by Amendment No. 6 between the parties on February 28, 2009. The 43,610 Series G Preferred Shares issued to the Kiwibox principals at closing have an aggregate conversion value of $500,000 (the “Conversion Value”), which $500,000 Conversion Value is convertible into our common shares by dividing it by the “Market Price”, representing the average price of our common stock during the twenty (20) successive trading days immediately preceding the second anniversary of the agreement. At the closing, the Company agreed to issue 750,000 of the Kiwibox shareholders’ restricted common shares to Southridge Investment Group, LLC as part of its fee.

As previously reported on our prior Form 8-K current report of August 2, 2007, the Swiss investment firm, Tell Capital AG, issued its commitment to subscribe to purchase an aggregate $3,000,000 of Company equity securities. This commitment provided us with the funds to close the Kiwibox acquisition.

Based upon our original Agreement and Plan of Reorganization of February 2007, we committed to invest $3.5 Million in the Kiwibox business. This commitment was based upon our communications with a Swiss based shareholder and investor in our Company, Tell Capital AG, who on July 26, 2007, sent us a commitment to invest $3 million of equity in our Company. Based upon Tell Capital’s commitment, we executed Amendment No. 3 to our original February, 2007 agreement with Kiwibox, committing to invest $3.5 million in various tranches, corresponding to the investment schedule set forth in the Tell Capital commitment, as well as agreeing to pay 60,000 restricted common shares for each day any of our scheduled investment tranches were late. Because of the delays in the receipt of the equity investments from Tell Capital, scheduled through November 1, 2007, our corresponding investment commitments to the Kiwibox business were also late. The continuing lateness of our investment commitments to the Kiwibox business resulted in further amendments to our Kiwibox agreement and required us to make a $100,000 penalty payment to the Kiwibox shareholders in 2007. The final modification to our original agreement, Amendment No. 6, executed on February 28, 2008, provided that if we raised $1.5 million in equity on or before March 7, 2008 and dedicated $700,000 of that amount to the Kiwibox business, made another penalty payment of $150,000 and delivered our corporate note in the principal amount of $225,000 to the Kiwibox shareholders, all rescission rights held by the Kiwibox shareholders and any further obligations to invest in the Kiwibox business would terminate. On March 7, 2008, we received $1.5 Million in subscription proceeds from investors, from which proceeds we dedicated $700,000 to the Kiwibox business, made the $150,000 penalty payment to the Kiwibox shareholders and delivered to them our $225,000 corporate note. Accordingly, the Kiwibox shareholders’ rights of rescission and our obligation to invest further funds in the Kiwibox business terminated. We have paid the Kiwibox shareholders $250,000 in cash, delivered to them our $225,000 corporate note, due June 15, 2008, and issued to them 30,560,000 restricted common shares resulting from the series of delays in meeting our commitments to invest funds into the Kiwibox business, as follows. We issued the 20,000,000 reset shares and 10,560,000 penalty shares to the Kiwibox shareholders and settled the $225,000 corporate note. During the fourth quarter in 2008 we received a total of $736,000 in subscription funds against which we issued 29,440,000 restricted common shares.

We signed and delivered two-year employment agreements with the three Kiwibox Shareholders at the closing. These employment agreements pay each Kiwibox Shareholder an annual base salary of $150,000 and an annual bonus if certain business goals are met. Each Kiwibox Shareholder received a stock option to purchase up to 7,500,000 shares of our common stock which vests over time as well as a performance stock option to purchase up to an additional 3,000,000 shares of our common stock, vesting upon the attainment of certain business goals. All of these stock options are exercisable at $.05 per share.  During the third quarter , we entered into a termination agreement with Ivan Tumanov, one of the Kiwibox shareholders, pursuant to which Mr. Tumanov resigned his position, terminated his employment agreement and returned his 10,500,000 stock options for cancellation, all as reported in our current report filed on Form 8-K with the Commission on September 24, 2008. We also issued to Paul Farris, the Director of Business Development for the Kiwibox operation, 500,000 non-qualified stock options, vesting one-third each on the three successive anniversary dates of his employment and 500,000 performance stock options, vesting upon attainment of certain performance goals, one-half each on the first and second employment anniversary dates, pursuant to the terms of his employment agreement. On October 30, 2008, the Company terminated its employment agreement with Lin Dai for cause and cancelled his stock options pursuant to the terms of that agreement. On December 8, 2008, Mr. Dai resigned his position as a member of the Company's Board of Directors. Since this resignation, the Company has been in negotiations with Lin Dai to acquire all of Mr. Dai's Company securities and resolve all potential claims of the parties. Although these negotiations have ceased, neither the Company nor Mr. Dai have formally instituted any claims against the other and it is not possible to determine whether any claims will be instigated, or if commenced, what the outcomes of any such litigation may be.

History

Kiwibox.com was founded in 1999 by three students attending Carnegie Mellon University. Kiwibox.com was built as an online destination for teens, combining editorial content with interactive community features.  Kiwibox.com produces a “For Teen by Teens” Online Magazine, and currently has over one-thousand (1,000) active member contributors and editors. This user generated entertainment content is managed though a proprietary Kiwibox.com editorial system that is unique to Kiwibox.com, and is highly acclaimed by the user base.  Acceptance of this model was demonstrated through exponential membership growth during the first two years of operations. This membership growth required better access to entertainment and content sources, advertisers, and business partners, thus in 2000 Kiwibox relocated from Pittsburgh to New York City.  When the 2001 “dot-com” bubble burst in 2001 many Internet advertising agencies as well as Kiwibox competitors were forced out of business.  In response Kiwibox.com reduced its operations and focused on maintaining and growing its membership community, while establishing itself as  a highly trusted and safe teen destination..  As the Internet Advertising industry recovered over the next 6 years, Kiwibox.com steadily grew its registered membership base to 1.8 million.

Kiwibox Operations

In the United States alone the teenage population is approximately 44 Million, as estimated by the US Census Bureau, and they spent over $189 billion in 2006 according to eMarketer. Spending by and on teens is projected to grow to $208 billion by 2011.  To reach teens online, marketers will increasingly look to social networks. According to eMarketer, advertising on social networking websites is projected to be over $2 billion for 2008 and to grow to over $4 billion by 2011.  Today’s teenagers are the first generation to grow up using the Internet for everything from entertainment and information, to shopping and communication. In fact, according to the Pew Internet and American Life Project, 83 percent of U.S. teenagers are online. And although there are a number of websites that have targeted this large marketplace no one site has yet to dominate it. We will strive through technology and content enhancements to make the Kiwibox.com website one of the most exciting teenage, multimedia sites available.

Re-launch of our Website “2.0”

Since our acquisition of Kiwibox, we have been developing a new version of our website, as well as extending our offerings into different mobile platforms. The mobile WAP version of the Kiwibox.com site has been launched, as well as our new Kiwibox 2.0 website. In August, 2008, we launched our new Web 2.0 site, which contains significant enhancements over the original website, expanding our operations that includes the following new features:

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

Potential Revenue Streams

Currently we generate the majority of our revenue from advertising/sponsorships.  Although we anticipate  average web advertising CPM (click per thousand) rates to remain steady in 2009, revenue growth is expected as the revitalized site is launched, membership activity increases, launch of Kiwibox Mobile website, launch of 4KIWI platform, and the launch of the Kiwibox Virtual Economy..  Kiwibox Mobile, including both text messaging services (SMS) and a Kiwibox mobile internet experience (WAP)  Mobile services, garner higher advertising revenue rates (CPM’s) than traditional website CPM’s, thus we expect Mobile and Virtual Economy revenues to increasingly contribute to Kiwibox.com’s overall revenue stream.

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

A teenager wants to connect and share information with his or her friends on an easy-to-use website. Our new website will provide easy access and inter-activity, etc.

Safety

Kiwibox.com has developed a proprietary monitoring model which assists in maintaining a safe site for our member base, combining both technology based systems and user moderation.  Over the last 8 years our team has selected trusted long term members to become “site monitors” known on the Kiwibox.com site as “KiwiHelpers”. These KiwiHelpers utilize internal Kiwibox provided tools to remove inappropriate content as needed, guide and warn users, and continually scan the site for unsafe content or user activity. These helpers have an icon next to their username denoting that they are a KiwiHelper, thus users who believe they are not being treated respectfully, or otherwise feel uncomfortable, may easily find and reach a KiwiHelper to gain their assistance.  If a KiwiHelper deems that a user or site issue requires further escalation, they in turn immediately contact Kiwibox personnel, which then evaluates and resolves the issue.

Kiwibox is constantly learning new and improved techniques to further our tools and methods, keeping Kiwibox.com one of the safest social networking destinations on the internet. We pride ourselves on our member involvement, and their ability to interact in an open yet safe environment, monitored by their peers.

We have spent over $100,000 on marketing in Q3 and Q4 of 2008, focusing on both web user acquisition as well as mobile user acquisition.  Furthermore, the strategic placement of widgets and web apps on major competitor websites will further drive potential members to Kiwibox.com.  Once potential new users reach Kiwibox via designated landing pages, they will be greeted with customized content, contests and features of their preference, along with points and incentives for them to join.  New viral tools will be available to existing members to increase referrals and generate significant membership growth via word-of-mouth.

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

Intellectual Property

Except for our patent covering covering our ErgoSentry software product, we currently do not own any other patents, trademarks, or licenses of any kind. However, the copyright on the Kiwibox.com web and mobile software and other related intellectual property rights are important assets.  We hold the Internet domain names Kiwibox.com, Kiwibox.net, Kiwibox.org, Kiwibox.info, Kiwibox.tv, Kiwibox.us, Kiwibox.mobi, Kiwibox.cn, and Kiwibox.com.cn.  Furthermore, for our mobile offerings, we hold the SMS short code 45494 (4KIWI) and related Internet domain names 4Kiwi.com, ForKiwi.com, and FourKiwi.com.

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

A portion of these laws, rules and regulations that concern the Internet and its uses have been only recently adopted. Courts and administrative agencies have not yet fully interpreted these legal requirements as to their application and scope. Accordingly, our Kiwibox website business is subject to the uncertainties of future interpretations and application of these legal requirements. The application and interpretation of these legal requirements or the passage of new and/or revised laws, rules and regulations could reduce the demand for Kiwibox website services, increase its operational costs, and expose it to potential liability. Any such events, could have a material adverse effect upon our Kiwibox website business and financial condition. Our failure, or that of our business partners, to accurately predict and anticipate the interpretation or application of these laws, rules and regulations, whether now in force or adopted in the future, could have  a detrimental impact on our operations, create negative publicity for us and expose us to potential liability.

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

Employees

Currently, we have 12 full-time 3 and part-time employees. We do not expect to hire additional full-time persons during 2009.

ITEM 1.A:	RISKS RELATED TO OUR BUSINESS

Early Stage Company; Generation of Revenues

Kiwibox can be considered an early stage company and investors can not reasonably assume that we will ever be profitable. As an early stage company, we are likely to continue to have financial difficulties for the foreseeable future. We may successfully re-develop our website operations and generate additional revenues but still be unable to achieve profitability. Kiwibox has devoted substantial funds to develop its new website, launched in August, 2008, but investors should be aware that there can be no assurance that Kiwibox will ever achieve revenues that exceed its operational costs. We may not obtain the funding necessary to provide Kiwibox with the working capital necessary to continue to develop and market its website. Moreover, the Kiwibox.com website may not receive sufficient internet traffic to increase revenues or achieve profitability.

Doubt Raised About our Ability to Continue as a Going Concern.

Our financial statements have been presented on the basis that we will remain a going concern and that our assets will increase and that we will satisfy our liabilities in the normal course of our business. Kiwibox has had minimal revenues and has incurred operating losses during the fiscal years ended December 31, 2007 and 2008. Our independent auditors have concluded that these factors create an uncertainty about our ability to continue as a going concern. Our ability to continue as a going concern is dependent, among other factors, on our continued success in raising capital.

Need for Additional Capital; Short-Term Viability of Company

Our operations require immediate investment of equity capital or loans to continue to operate. If we can not secure funds in the short-term, we will be required to close our entire business operations, including the operations of our subsidiary, Kiwibox and its website. Assuming we can receive a current investment or loans to fund our immediate operational needs, our Kiwibox website business’s future capital requirements will depend on many factors, including the degree to which teenagers use the kiwibox.com Website and the degree to which Kiwibox is able to generate revenues from users of its site. We expect to require additional financing before we achieve a profitable level of operations, however, there is no assurance that such funding will be available on acceptable terms, or at all.  If we elect to sell equity to raise additional funds, there is no assurance that additional equity can be sold on terms favorable to the Company and to its existing shareholders, with the result that existing shareholders may incur substantial dilution. Without the necessary funding, we may be required to delay, reduce or terminate some or all of our Kiwibox website business or our efforts to obtain additional funding.

No Formal Feasibility and Market Research Plan

We have collected data and statistics concerning the potential market for the Kiwibox.com website and the costs of marketing our services. We have relied principally on the judgment and conclusions of our management, based on their respective knowledge and experiences. We have not performed any formal marketing study that confirms any absolute demand for the services we are providing on our new Kiwibox.com website, launched in August, 2008.

Unpredictability of Future Revenues; Potential Downturns in Operating Results

Due to Kiwibox’s minimal revenues since inception and the uncertainty of revenues that may be generated through potential partners and alliances, we are currently unable to forecast our future revenues with accuracy.  Our current and future operational costs are based primarily on our marketing and website development plans and our estimates of future revenues. Our potential advertising and joint marketing sales results are difficult to forecast at this stage.  It will be difficult for us to realign our operational expenses should future revenue forecasts not materialize which would require that we curtail or cease certain aspects of our operations. Accordingly, if our future revenues are insufficient to fund our planned operations, such a shortfall could have an immediate adverse effect on our business, prospects, financial condition and results of operations.

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

Website and Service Development Risks

The continuing development of our Kiwibox.com website is a highly complex technical process. We had launched our latest enhanced version in August 2008. However, since that time, and ongoing in the future, we are required to add enhancements and services in the future to remain competitive in our teen marketplace. If we are unable to develop and introduce new services or enhancements to our website in a timely manner in response to changing market conditions or customer requirements, our business, prospects, operating results and financial condition could be materially adversely affected.

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

ITEM 2:	DESCRIPTION OF PROPERTIES

We maintain offices for our Kiwibox operations at 330 W. 38th Street, Suite #1602, New York, New York 10018, consisting of approximately 1,600 square feet. We have a two-year lease expiring in August 2009, covering these offices and pay monthly rent of $5,136.

ITEM 3:	LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any material legal proceedings.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of this fiscal period.
Subsequent  to December 31, 2008, we engaged in a proxy vote solicitation and on January 29, 2009, shareholders of a total 244,725,773 common shares, out of the 436,242,570 shares outstanding, voted to increase our authorized common shares to 1,400,000,000 shares and voted to ratify the appointment of Rosenberg Rich Baker Berman and Company to serve as our independent auditors for the fiscal year ending December 31, 2009, as follows:

Proposition No. 1: to increase the authorized common shares to 1,400,000,000 shares –

FOR	AGAINST	ABSTAIN
241,941,210	2,357,063	427,500

Proposition No. 2: to ratify the appointment of Rosenberg Rich Baker Berman & Company to serve as the Company’s auditors for the fiscal year ending December 31, 2009 –

FOR	AGAINST	ABSTAIN
244,552,663	66,565	106,545

PART II

ITEM 5:	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATEDSHAREHOLDER MATTERS

(a)  Market Information

The Company’s common stock currently trades on the Electronic Bulletin Board of the OTC market, under the symbol MAGY.  The following table sets forth, for the calendar quarters indicated, and for the last two years, the high and low sales prices for the Company’s common stock.

	OTC-BB
	Low/Bid	High/Ask
2006
First Quarter	$0.06	$0.12
Second Quarter	0.05	0.09
Third Quarter	0.03	0.06
Fourth Quarter	0.03	0.04
2007
First Quarter	$0.03	$0.06
Second Quarter	0.04	0.08
Third Quarter	0.04	0.07
Fourth Quarter	0.02	0.05
2008
First Quarter	$0.04	$0.01
Second Quarter	0.03	0.02
Third Quarter	0.03	0.01
Fourth Quarter	0.03	0.01

(b)  Shareholders

As of March 6, 2009, there were approximately 400 shareholders of record for the Company’s Common Stock.  The number of record holders does not include shareholders whose securities are held in street names.

(c)  Dividends

The Company has not declared or paid, nor has it any present intention to pay, cash dividends on its Common stock. The Company is obliged to pay cash dividends on its outstanding convertible preferred stock and, under certain circumstances, on its outstanding cumulative preferred stock. See "DESCRIPTION OF CAPITAL STOCK" - "The Series A Stock", "The Series B Stock", "The Series C Stock", "The Series D Stock", the “Series E Stock”, and "The Series G Stock", below.

Recent Issues of  Unregistered Securities

During the fourth quarter of 2008 the Company issued the following unregistered securities:

1. We committed to issue 29,440,000 Units pursuant to subscription agreements with six accredited investors and received subscription proceeds of $736,000 during the fourth quarter. The subscription price for each Unit was $.025, with each Unit comprised of one restricted common share and one common stock purchase warrant. Each warrant is exercisable during a five year period at the exercise price of $.05 per warrant and contains a cashless exercise provision. Pursuant to these subscriptions, we had issued the 29,440,000 common shares.  The warrants had not yet been issued at December 31, 2008.

2. We also issued 2,000,000 warrants, exercisable during three years at prices between $0.06 and $0.085 to a consultant for services rendered.

3. We committed to issue 500,000 restricted common shares to an investor as loan origination fee in connection with the placement of a promissory note for $30,000 which funds were received during the fourth quarter.

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

Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-KSB, and Form 10-QSB and 10-Q and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company’s products, current dependence on the willingness of investors to continue to fund operations of the Company and other risks and uncertainties identified in the Company's reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2004 through 2008 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

The financial data are those of Magnitude Information Systems, Inc. including the operations of Magnitude, Inc and, starting with August 16, 2007, the date of acquisition, the operations of KiwiBox Media, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

Balance Sheet
	December 31,
	2008	2007	2006	2005	2004
Total assets	$130,672	$3,221,336	$169,128	$515,629	$646,162
Current liabilities	5,179,293	6,316,912	2,674,613	1,180,010	1,158,952
Long-term debt	-	-	-	-	256
Working capital	(5,148,331)	(5,826,532)	(2,553,451)	(1,016,230)	(1,010,649)

Shareholders’ equity (deficit)	$(5,048,621)	$(3,095,576)	(2,505,485)	(664,381)	(513,046)

Statement of Operations
	For the Year Ended December 31,
	2008	2007	2006	2005	2004
Total revenues	$59,421	$29,745	$47,701	$189,552	$121,886
Operating income (loss)	(6,206,870)	(2,447,832)	(3,716,867)	(2,410,670)	(2,687,402)
Net (loss)	(5,493,764)	(3,881,652)	(3,895,262)	(2,218,257)	(2,308,948)
Net (loss) after dividends preferred on preferred shares	(5,545,096)	(3,935,133)	(4,473,726)	(2,341,492)	(4,509,167)
Net loss per common share	$(0.015)	$(0.016)	$(0.026)	$(0.017)	$(0.047)
Number of shares used in computing per share data	373,156,459	243,609,819	170,692,731	138,097,577	96,968,697

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIALCONDITION AND RESULTS OF OPERATIONS

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

Description of Business

During 2008, we achieved the following milestones:

-
Complete Re-Launch Kiwibox 2.0 - In August, 2008, we launched our new Web 2.0 site, which contains significant enhancements over the original website, expanding our operations that includes the following new features: Dynamic Profile Pages, Revamped Points and Prizes, Custom Backgrounds and Layouts for users, Kiwibox TV, Enhanced Games Area, Increased Weekly and Daily Content, Photo Albums, Friends List Manager.

-
Launch Kiwibox Mobile WAP Site – Partnering with Quattro Wireless, Kiwibox designed a mobile version of Kiwibox.com delivering up to the minute articles and news to our users mobile phones. Users can login, check messages, leave profile comments, read KiwiNotes, update their status and many other social networking activities.

-
Development of SMS platform (Actually Launched 4/2/09) - Kiwibox members and their friends will be able to use their mobile phones to receive the latest updates from Kiwibox.com. These SMS services will work on any mobile phone with text-messaging capabilities and are free of charge to our members (regular text messaging rates may apply). To receive the alerts, teens opt into the service through their profile on Kiwibox.com. Users can manage the content they receive based on personal preference (type of content, quantity per day, time of delivery, etc.) allowing users very granular control of their SMS experience on Kiwibox.

-
Kiwibox Accepted Into YouTube Partner Program (1/20/09) - Kiwibox was accepted into the YouTube Partner Program. Kiwibox will be able to share in advertising revenue from the over 500 Kiwibox exclusive videos appearing on YouTube. The videos appearing on YouTube's Kiwibox Channel (http://youtube.com/KiwiboxMedia) feature exclusive interviews with musicians and celebrities such as: Alicia Keys, Katy Perry, Lauren Conrad, Mark Wahlberg.

-
UMG partnership gives Kiwibox users free access to 5,000+ music videos, full screen, streaming through Kiwibox.com - The videos, a result of the partnership struck between UMG and Kiwibox, bring high quality entertainment to Kiwibox's 2.4 million teen members while providing them the opportunity to connect and interact about their favorite artists. The launch of Kiwibox Music Videos creates a branded and sponsor friendly environment where advertisers can interact with the Kiwibox teen audience around high quality video content.

-	Built a custom Video Player to integrate with BrightCove for UMG, as well as future partners using the BrightCove system.

-	Kiwibox COO Mike Howard Speaks at Ad-Tech conference on Panel “Mobile Social Networking: Now Is The Time for Innovation”

-	Kiwibox covered in the following media outlets, LA Times, USA Today, Cnet, ADOTAS, Mobile Marketer, Ypulse, Media Post, Mashable, 901am, VentureBeat

-	eFriendFinder service launched on Kiwibox to allow members to find their friends on Kiwibox, and also invite their other friends over to Kiwibox.

-
Launch of Kiwibox Teen Network –The network has now expanded to reach more than 17 million U.S.-based unique visitors per month and is comprised of 80+ teen-focused websites that offer brand advertisers and marketers a targeted method for reaching this key consumer demographic. For advertisers, the Kiwibox Teen Network represents an efficient way to reach a highly valued audience in a fully transparent, youth-safe environment. For publishers, it enables them to monetize their inventory more effectively with access to larger brand campaigns as well as participate in other partnership opportunities, providing additional revenue streams.

Results of Operations for the Twelve Months Ended December 31, 2008 Compared to the Twelve Months Ended December 31, 2007

The Company had no material revenues during 2008 and 2007.  Its former ergonomic software – based business had been discontinued and the acquisition of Kiwibox Media Inc. had not yet matured to a stage where significant revenues could be generated. For the year ended December 31, 2008, total revenues amounted to $59,421 compared to $29,745 in 2007. Revenues were derived entirely from the Kiwibox operations.

Gross profits amounted to $22,413, after considering $37,008 in website hosting expenses.  After deducting selling -, research -, and general and administrative expenses of $6,229,283 compared to the $2,477,577 recorded in 2007, the Company realized an operating loss of $6,206,870 compared to an operating loss of $2,447,832 in 2007.  Included in SG&A expenses is a position of $3,138,751 attributable to the impairment of goodwill previously capitalized in connection with the acquisition of the Kiwibox business.

Management projected the discounted cash flow for the operations of the Company’s Kiwibox Media Inc. subsidiary, including the costs incurred by the Company’s Magnitude, Inc. subsidiary which has no own revenue basis but provides management, accounting, and investor relations and other professional services for the combined entity, over a period of five years. This analysis showed that the reliance on outside investors to provide needed additional funding to augment cash flow from operations would likely persist for a period in excess of one year. Management decided to write off the entire goodwill position because the willingness of outside investors to continue funding operations until positive cashflow can be realized, cannot be assured. A fair value of the Kiwibox subsidiary cannot be determined due to the fact that at this time this is essentially a start-up business with minimal revenues.

The major item included in non-operating income and expenses was a gain of $633,856 realized when certain promissory notes were converted into equity by the holders. In addition, we incurred a charge of approximately $76,000 in connection with the amortization of deferred financing costs and income of approximately $128,000 from the change in fair value of derivative liabilities.  The year concluded with a net loss of $5,493,764. After accounting for dividends accrued and discounts on outstanding preferred stock which totaled $51,332 the net loss applicable to common shareholders was $5,545,096 or $0.015 per share, compared to a loss of $3,935,133 or $0.016 per share for the previous year.

Liquidity and Capital Resources

We have financed our business with new debt and equity capital since our cash flow is insufficient to provide the working capital necessary to fund our operations. We recorded $2,346,000 in cash from subscriptions for new equity capital from accredited private investors during 2008. In addition, we received $220,000 from short-term loans. We have an urgent need for working capital to fund our operations. If we are unable to immediately receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $5,148,331 at December 31, 2008, as compared to $5,826,532 at December 31, 2007.  Stockholders’ equity showed an impairment of $5,048,621 at the end of the year, compared to an impairment of $3,095,576 at the beginning of the year. The negative cash flow from operations totaled $2,799,214 and was substantially financed by new debt and equity which was obtained through private placements. The new equity placements were consummated by issuance of common stock and warrants to primarily foreign investors. Details of such transactions can be found in the “Changes and Issuance of Securities” sections in the Company’s quarterly reports on Forms 10-Q during the year, as well as in the pertinent section of this report.

We have no bank debt and aside from trade payables and accruals, our indebtedness at December 31, 2008, consisted of certain notes and loans aggregating approximately $320,000. The position “Obligations to be settled in stock” of $135,200 includes $106,000 for common shares due under consulting agreements, finance costs of $10,000 to be settled in common shares and $19,200 for services to be settled in common stock warrants, where the underlying securities had not yet been issued by year-end. Current liabilities also include $428,076 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

Our current cash reserves and net cash flow from operations expected during the near future will be insufficient to fund our operations and website development and marketing plan over the next twelve months. We expect to fund these requirements with further investments in form of debt or equity capital and are in discussions with potential investors. There can be no assurance, however, that we will be able to identify a financing source or sources and if we do, whether the terms of such financing will be acceptable or commercially reasonable.

Absent the receipt of immediate equity investment or loans, we will be compelled to close our business operations. Assuming we can receive current funds to continue to operate our businesses, absent the receipt of this additional $3 million funding, our website development, results of operations and financial condition could be subject to material adverse consequences. There can be no assurance in such a case that we could find alternative funding for the working capital required to finance on-going operations. If we failed in these efforts, either by not receiving the investment commitments from Tell Capital AG or an alternative source, or we do not receive such funds in a timely manner, our management may be forced to effect severe cut-backs in our operations.

Subsequent Events – Fiscal Year 2009

During January and February 2009 we received an aggregate $500,000 working capital loans from an accredited investor, covered by convertible promissory notes carrying interest at 10% per year.

On January 29, 2009 the holders of a total 244,725,773 common shares, out of the 436,242,570 shares outstanding, in response to the Company’s Consent Solicitation, approved the following propositions:

Proposition No. 1: to increase the authorized common shares to 1,400,000,000 shares –
FOR: 241,941,210	AGAINST: 2,357,063	ABSTAIN: 427,500

Proposition No. 2: to ratify the appointment of Rosenberg Rich Baker Berman & Company to serve as the Company’s auditors for the fiscal year ending December 31, 2009 –
FOR: 244,552,663	AGAINST: 66,565	ABSTAIN: 106,545

ITEM 7 A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, for changes in financial market conditions. The Company does not undertake any special actions to limit those exposures. We do not have a significant interest rate risk because the interest on all our debt obligations is based on fixed rates in accordance with the terms of such indebtedness.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's Financial Statements and Notes to Financial Statements are attached hereto as Exhibit A and incorporated herein by reference.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with the Registrant’s independent auditors during the last two years.

ITEM 9A:	MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

 Item 9A(T).  Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report.  Based upon that evaluation, the Company’s CEO and CFO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Management Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) under the Exchange Act) during the fiscal period to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s internal control over financial reporting will prevent all errors and all fraud. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The names of all directors and executive officers of the Company are as follows:

Name	Positions	Term Served (Expires)

Edward L. Marney	Director
	President, Chief Executive	May 5, 2006 to August 1, 2008*
Officer

Rudolf Hauke	Director
	President, Chief Executive Officer	July 14, 2008 to present

Director
Joerg H. Klaube	Sr. Vice President, Secretary,	July 31, 1997 (2008)
Chief Financial Officer

Steven L. Gray	Director
	Chairman of the Board	May 18, 2000 to July 18, 2008*

Joseph J. Tomasek	Director	Feb. 11, 1999 (2008)

Quentin Kelly	Director	July 14, 2008 to March 24, 2009*

Joerg Otzen	Director	July 14, 2008 to present

* Mr. Marney resigned as an officer and director on August 1, 2008; Mr. Gray resigned as a director on July 18, 2008, and Mr. Kelly resigned as a director on March 24, 2009. All Directors of the Company hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Executive Officers of the Company are appointed by the Board of Directors at meetings of the Company's directors and hold office until they resign or are removed from office.

Rudolf Hauke, Age 61 – Director, President and Chief Executive Officer. Mr. Hauke joined Magnitude in July 2008. He also currently serves as the President and Chief Executive Officer of ATG Advanced US Technology Group Inc, located in Clearwater, Florida an organization engaged in the development of image classification technologies with a principal focus on the protection of children over the internet, which he founded in 2006. Prior to establishing ATG, Dr. Hauke was a senior executive with TBS North America Inc, a biometrics company headquartered in Herndon VA, where he managed to receive a $3 million government fund from NIJ. A business executive and research scientist with more than 25 years experience, Dr. Hauke managed high-tech research initiatives at both business units within large corporations and as privately funded start-up companies. Dr. Hauke holds a PhD in Applied Physics from the University of Tubingen, Germany and began his career in 1978 as the head of R&D for CGR Koch & Sterzel where he oversaw the research, design and development of medical diagnostic systems. He became the European Marketing Manager for Toshiba Medical Systems in 1982 and significantly grew Toshiba's European market share. In 1984, he co-developed ultrasound technology for Phillips/Dornier . In 1993 he worked for Kaba Systems Switzerland - a leading provider in access control systems- building distribution networks within US . He holds more than 65 patents or patents pending.

Joerg H. Klaube, Age 67 – Director and Chief Financial Officer, Senior Vice President. He joined Magnitude, Inc. in December 1994.  His business career covers a broad range of appointments in corporate financial management, treasury and administrative functions, in a variety of business environments including publicly held companies. He served as chief financial officer for software design and computer marketing firms Unitronix Corporation and Comar Technologies Inc., and the telecommunications holding company E. Oliver Capital Group. Prior to that, he was employed for sixteen years with the U.S. subsidiary of Siemens AG, where lastly he served as Director of Business Administration for its Telecommunications Division.  He graduated from the Banking School in Berlin, Germany, and holds a Masters Degree in Business Administration from Rutgers University.

Joseph J. Tomasek, Age 62 - Director. Mr. Tomasek was appointed a director in February 2000.  Mr. Tomasek also serves as our General Counsel and coordinates our legal affairs in such role. In addition to serving in these Company positions, Mr. Tomasek represents U.S. and international clients in corporate and securities law matters. Mr. Tomasek received his Juris Doctor and Bachelor of Arts Degrees from Seton Hall University and a Certificate d'Etudes in European Studies from the University of Strasbourg, France. Mr. Tomasek is a member of the Bars of the States of New Jersey, New York and Illinois. Mr. Tomasek is married to Victoria Mitchell Tomasek, Phd., and has two children.

Quentin Kelly, Age 73 – Director. Mr. Kelly was elected to serve on the Board effective July 14, 2008. Mr. Kelly founded Worldwater & Solar Technologies, Inc. in 1984 as a consulting and R&D company and currently serves as its non-executive Chairman. Worldwater has a class of securities registered under Section 12 of the Exchange Act and is an SEC reporting company. Mr. Kelly also served as CEO from 1984 to January 2006, and resumed his role as CEO in January 2007. Mr. Kelly was previously Director of Information Services and Assistant to the President of Westinghouse Electric Corporation from 1965 to 1971, and subsequently became President of Kelly-Jordan Enterprises, Inc., a leisure products company from 1971 to 1975, and then President of Pressurized Products, Inc., manufacturers and international marketers of specialized water systems and products, from 1976 to 1984. Mr. Kelly is an alumnus of Kenyon College and holds three U.S. patents relating to water systems. He has many years of experience in business relating to water and power needs in the U.S. and the developing world. He has worked on water supply and solar power projects in the U.S. and with more than a dozen governments and private contractors throughout the world. Mr. Quentin resigned from the board of directors on March 24, 2009.

Joerg Otzen, Age 43 – Director. Mr. Otzen was elected to serve on the Board effective July 14, 2008. He is an executive manager of the engineering company Meteor AG, , located in Zurich, Switzerland. As well, Dr. Otzen currently serves as a member of the Boards of Directors of UBL Corporate Financial Services S.A. (Switzerland) and Bullion River Corp. (U.S.A.), an SEC reporting company. Prior to his current engagement, he was a senior manager at of UBL Corporate Financial Services AG, where he managed numerous financial transactions including fundraising, investment review, interim management of companies in external portfolios and private equity funds for different clients. Dr. Otzen began his professional career with SBC Warburg in 1995, as a vice president of equity research. In 2000, he became head of corporate development at the industrial group Ascom (Switzerland) and was in charge of the numerous group's divestments during Ascom's a 4 year period of financial distress. He lead the team which managed projects in international corporate finance, merger and acquisitions, corporate lending, and, in urgent cases, the establishment of new management in distressed subsidiaries. Dr. Otzen holds a Masters and Ph.D.degrees in Mechanical Engineering from RWTH Aachen (Germany) and a Masters Degree in Business Administration from the Harvard Business School.

Family Relationships

There are no family relationships between any of the directors or executive officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company knows of no person, who at any time during the period from the date at which it filed its annual report on Form 10-K for the year ended December 31, 2008 to the present, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required  to be  furnished  pursuant to Section 16(a).

ITEM 11:	EXECUTIVE COMPENSATION

2008 SUMMARY COMPENSATION TABLE

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of Magnitude during the year ended December 31, 2008, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2008, as well as the most highly compensated employees who did not serve as executive officers during 2008. Compensation information is shown for the fiscal years ended December 31, 2007 and 2006:

								(1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compens ation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compen sation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Rudolf Hauke	2008	48,000	-		19,200			52,000	119,200
Chief Executive	2007	-	-						-
Officer, President	2006	-	-						-

Edward L. Marney	2008	108,173	25,000		9,500			8,863	151,536
Chief Executive	2007	128,907	15,000					12,884	156,791
Officer, President	2006	86,538	-					5,950	92,488

Joerg H. Klaube	2008	62,500	-		4,750			2,410	69,660
Chief Financial	2007	62,500	-					2,825	65,325
Officer, Director	2006	61,376	-					2,626	64,002

Joseph J. Tomasek,	2008				19,000			256,800	275,800
Esq., Director and	2007							127,000	127,000
General Legal Counsel	2006							96,121	96,121
Legal Fees:

Steven Gray	2008	30,000		-	14,250				44,250
Director	2007	20,000		111,000				3,481	134,481
	2006	30,000		107,450					137,450

Quentin Kelly	2008	-	-						-
Director	2007	-	-						-
	2006	-	-						-

Joerg Otzen	2008	-	-						-
Director	2007	-	-						-
	2006	-	-						-

Lin Dai	2008	126,923	20,000	231,831				123,785	502,539
Employee of Subsidiary	2007	57,692		472,186	223,501			91,536	844,915

Michael Howard	2008	150,000	20,000	177,165				161,285	508,450
Employee of	2007	57,692		312,286	223,501			71,037	664,516
Subsidiary

Ivan Tumanov	2008	103,846		202,205				50,000	356,051
Employee of	2007	57,692		385,528	223,501			80,426	747,147
Subsidiary

All executive officers	2008	629,442	65,000	611,201	90,450			655,143	2,051,236
and named significant	2007	384,483	15,000	1,281,000	670,503	-	-	389,189	2,740,175
employees and	2006	177,914		107,450				104,697	390,061
directors as a group

Explanation: Except for Michael Howard, no current Company officer or employee has an employment agreement with the Company. All of the items of compensation paid to the officers, directors and employees listed in the above Summary Compensation Table are discussed in the following paragraphs, under the individual’s name.

Rudolf Hauke 2008: Rudolf Hauke joined the Company in July 2008 as a consultant, acting in the capacity of President and Chief Executive Officer, and as a director. During 2008 we paid him $48,000 in salary and $52,000 as travel and living expense allowances. In addition, Mr. Hauke has earned 1,000,000 non-qualified stock options, 500,000 of which are 2-year options, exercisable at $.05 per common share, and 500,000 of which are 4-year options, exercisable at $.10 per common share, such options valued at $19,200 pursuant to the Black-Scholes valuation formula.

Edward L. Marney 2008-2006: Edward Marney joined the Company in May, 2006, becoming first our Chief Executive Officer, then our President and a director. He resigned these positions on August 1, 2008. During 2008, we paid Mr. Marney $108,173 as salary, a bonus of $25,000 and $8,863 for medical expenses. During 2007, we paid Mr. Marney a cash salary of $128,907, a bonus of $15,000  and $12,884 for medical expenses, and in 2006 we paid Mr. Marney $86,538 salary and reimbursed $5,950 of healthcare payments. In 2008 Mr. Marney also received options for 500,000 restricted shares, valued at $9,500 pursuant to the Black-Scholes valuation formula.

Joerg H. Klaube 2008-2006:  During 2008 and 2007, we paid Mr. Klaube $62,500 in salary, and in 2006 $61,376.  We also made life insurance premium payments on this his behalf in the amounts of $2,410, $2,825, and $2,626, respectively, during these three years. In 2008 Mr. Klaube also received options for 250,000 restricted shares, valued at $4,750 pursuant to the Black-Scholes valuation formula.
.
Joseph J. Tomasek 2008-2006: During fiscal years 2008, 2007 and 2006, the Company paid $256,800, $127,000 and $ 96,121, respectively, to Mr. Tomasek for legal services rendered to the Company. In 2008 Mr. Tomasek also received options for 1,000,000 restricted shares, valued at $19,000 pursuant to the Black-Scholes valuation formula.

Steven Gray 2008-2006. During 2008 we paid Mr. Gray $30,000 and issued options for 750,000 restricted shares, valued at $14,250. During fiscal year 2007 we paid Mr. Gray $20,000 and issued 1,850,000 restricted shares to him and an assignee, and 500,000 common stock purchase options for services rendered to the Company. We also issued 74,031 shares for interest on loans to the Company. During fiscal year 2006, we issued an aggregate 1,550,000 restricted common shares and 500,000 common stock purchase options to Mr. Gray for services rendered to the Company. During 2006, Mr. Gray assisted the Company in its change of management, providing day-to-day assistance in operations, customer relations including, interviewing potential candidates for management positions and coordinating the various audit schedule and management review projects. As set forth in the column “All Other Compensation” in the above table for 2007 and 2006, we valued the restricted common shares issued in the subject years based upon their average public market trading price as of the dates we issued these shares; we valued the 500,000 options granted in 2006 pursuant to the Black-Scholes valuation formula.

Lin Dai 2008-2007: During 2008, we paid Mr. Dai a salary of $126,923 and a bonus of $20,000; furthermore, we paid an aggregate $120,333 and issued 11,591,544 restricted shares valued at $231,831, in accordance with the terms of the Kiwibox acquisition agreement, as amended. We also paid him $3,452 in interest on promissory notes issued in connection with the consummation of the Kiwibox agreement.  During fiscal year 2007 we paid Mr. Dai a salary of $57,697 and, in connection with the acquisition of Kiwibox Media Inc. by Magnitude and in exchange against their ownership interest in Kiwibox Media Inc, paid a cash amount of $91,536 and issued 11,804,632 restricted common shares (listed under “Stock Awards”) and options for 7,500,000 shares, vesting over a 24-months period, exercisable at $0.057 per share. In addition to the options listed above Mr. Dai was issued performance stock options for 3,000,000 shares, further detailed below. As set forth in the column “All Other Compensation” in the above table for 2007, we valued the restricted common shares issued based upon their average public market trading price as of the dates we issued these shares; we valued the stock options  pursuant to the Black-Scholes valuation formula. Mr. Dai separated from the Company on October 30, 2008, terminating his employment agreement, and resigned as a director on December 8, 2008.

Michael Howard 2008-2007: During 2008, we paid Mr. Howard a salary of $150,000 and a bonus of $20,000; furthermore, we paid an aggregate $157,833 and issued 8,858,225 restricted shares valued at $177,154, in accordance with the terms of the Kiwibox acquisition agreement, as amended. We also paid him $3,452 in interest on promissory notes issued in connection with the consummation of the Kiwibox agreement. During fiscal year 2007 we paid Mr. Howard a salary of $57,697 and, in connection with the acquisition of Kiwibox Media Inc. by Magnitude and in exchange against their ownership interest in Kiwibox Media Inc, paid a cash amount of $71,037 and issued 7,807,155 restricted common shares (listed under “Stock Awards”) and options for 7,500,000 shares, vesting over a 24-months period, exercisable at $0.057 per share. In addition to the options listed above Mr. Howard was issued performance stock options for 3,000,000 shares, further detailed below. As set forth in the column “All Other Compensation” in the above table for 2007, we valued the restricted common shares issued based upon their average public market trading price as of the dates we issued these shares; we valued the stock options  pursuant to the Black-Scholes valuation formula.

Ivan Tumanov 2008-2007: During 2008, we paid Mr. Tumanov a salary of $103,846; furthermore, we paid $50,000 and issued 10,110,231 restricted shares valued at $202,205, in accordance with the terms of the Kiwibox acquisition agreement, as amended. During fiscal year 2007 we paid Mr. Tumanov a salary of $57,697 and, in connection with the acquisition of Kiwibox Media Inc. by Magnitude and in exchange against their ownership interest in Kiwibox Media Inc, paid a cash amount of $80,426 and issued 9,638,213 restricted common shares (listed under “Stock Awards”) and options for 7,500,000 shares, vesting over a 24-months period, exercisable at $0.057 per share. In addition to the options listed above Mr. Tumanov was issued performance stock options for 3,000,000 shares, further detailed below. As set forth in the column “All Other Compensation” in the above table for 2007, we valued the restricted common shares issued based upon their average public market trading price as of the dates we issued these shares; we valued the stock options  pursuant to the Black-Scholes valuation formula. On September 8, 2008, Mr. Tumanov resigned as an employee of the Company and his employment agreement was terminated.

Employment Agreements

Rudolf Hauke – 2008.   The terms of his consulting /employment agreement are included in our filing on Form 8-K of July 18, 2008 which is incorporated herein by reference to that filing.

Lin Dai, Michael Howard and Ivan Tumanov – 2008-2007.  As part of our acquisition of Kiwibox, on August 16, 2007, we entered into employment agreements with each these three principals of Kiwibox. an annual base salary of $150,000. In addition, we agreed to pay each an annual bonus if certain business goals are met: a $100,000 bonus if the Kiwi Business has received no less than an average 215,000 “Unique Visitors” during either the 10th, 11th or 12th month of the first year of the term or achieved no less than $316,000 in gross revenues within the 12 moth period following the Closing. Alternatively, we agreed to pay each a $50,000 bonus if the Kiwi Business has received at least an average 175,000 but less than an average 215,000 “Unique Visitors” during either the 10th, 11th or 12th month of the first year of the term or at least $237,000 in gross revenues but less than $316,000 within the 12 moth period following the Closing. A “Unique Visitor” is a person who visits a Kiwibox website during any month during the term. For the second year of their employment agreements, we agreed to pay each a $100,000 bonus if the Kiwi Business has received no less than an average 550,000 Unique Visitors during either the 22nd, 23rd or 24th month of the second year of the term or attained $1,961,000 in gross revenues, or a bonus of $50,000 each if the Kiwi Business has received at least an average 415,000 but less than an average 550,000 Unique Visitors during either the 22nd, 23rd or 24th month of the second year of the term or attained at least $1,500,000 in gross revenues but less than $1,961,000. Each Kiwibox Shareholder received a stock option to purchase up to 7,500,000 shares of our common stock at an exercise price of $.05 per share which shall vest and be exercisable by the Kiwibox Shareholders, 50% on the first anniversary date of the Closing, 25% 18 months after the Closing and 25% on the second anniversary of the Closing. Each was issued, as well, under the terms of their employment agreements, a performance stock option to purchase up to an additional 3,000,000 shares of our common stock, 1,500,000 of which options shall vest and be exercisable by the Kiwibox Shareholders after the first anniversary date of the Closing if the Kiwi Business has received no less than an average 215,000 Unique Visitors during either the 10th, 11th or 12th month of the first year of the term or achieved $316,000 in gross revenues during the first year, and the balance, or 1,500,000 options shall vest and be exercisable by the Kiwibox Shareholders after the second anniversary date of the Closing if the Kiwi Business has received at least an average 550,000 Unique Visitors during either the 22nd, 23rd or 24th month of the second year of the term or achieved $1,961,000 in gross revenues during the second year of the agreements. The exercise price for these stock options is $.05 per share. As set forth in their respective biographical paragraphs above, Messrs. Tumanov and Dai are no longer employees and their employment agreements have been terminated.

Paul Farris – 2008-2007. On October 8, 2007, we hired Paul Farris as the Director of Business Development for our Kiwibox.com operations and executed a two-year employment agreement with him. We pay Mr. Farris an annual base salary of $90,000 and made two stock option grants to him for an aggregate 1,000,000 common shares: a stock option grant  for 500,000 shares, exercisable at $.05 per share, vesting 1/3 each on the first, second and third anniversary dates of his employment, and; a performance stock option for a second 500,000 shares, also exercisable at $.05 per share, and vesting based upon the attainment of certain business goals: on the first anniversary date of his employment: (i) 250,000 Performance Stock Options shall fully vest provided that a Kiwi website has received no less than an average 645,000 Unique Visitors (defined below) during either the 10th, 11th or 12th month of the first year of the term, or; (ii) 125,000 Performance Stock Options shall vest provided that the Kiwibox.com website has received no less than an average 430,000 Unique Visitors during either the 10th, 11th or 12th month of the first year of the term; or (iii) 62,500 Performance Stock Options shall vest provided that the Kiwibox.com website has received no less than an average 215,000 Unique Visitors during either the 10th, 11th or 12th month of the first year of the term; on the second anniversary date of his employment: (i) all 250,000 Performance Stock Options shall fully vest provided that a Kiwi website has received no less than an average 1,650,000 Unique Visitors during either the 10th, 11th  or 12th month of the second year of the term, or; (ii) 125,000 Performance Stock Options shall vest provided that the Kiwibox.corn website has received no less than an average 1,100,000 Unique Visitors during either the 10th, 11th or 12th  month of the second year of the term; or (iii) 62,500 Performance Stock Options shall vest provided that the Kiwibox.com website has received no less than an average 550,000 Unique Visitors during either the l0th, 11th or 12th month of the second year of the term. The term "Unique Visitor" is a person who visits a Kiwibox website during the specific month identified above. The determination of the actual number of Unique Visitors visiting a Kiwibox website during any specific month for purposes of this section shall be calculated based upon "Google Analytics". Mr. Farris left the Company in January, 2009, when his employment agreement was terminated.

Stock Options :

No stock options were granted during 2007 or 2008 pursuant to the Company’s 1997 Stock Option Plan and 2000 Stock Incentive Plan, to any executive officers, directors, employees or to any beneficial owners of more than 10 percent of any class of equity securities of the Company. In addition, there were no stock options or warrants exercised by any officer, director, employee or any beneficial owners of more than 10 percent of any class of equity securities of the Company during 2007 or 2008.

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

Options Granted Outside of Stock Option Plans:

On August 16, 2007, the Company closed on its acquisition of Kiwibox Media Inc. and issued to each of the three Kiwibox Shareholder stock options provided for under their employment agreements. Each Kiwibox Shareholder received a stock option to purchase up to 7,500,000 shares of our common stock at an exercise price of $.05 per share which vests and is exercisable by the Kiwibox Shareholders, 50% on the first anniversary date of the Closing, August 16, 2008, 25% 18 months after the Closing and 25% on the second anniversary of the Closing. Each Kiwibox Shareholder was also issued a performance stock option to purchase up to an additional 3,000,000 shares of our common stock, 1,500,000 of which options vest and are exercisable following the first anniversary date of the Closing if the Kiwi Business has received no less than an average 215,000 Unique Visitors during either the 10th, 11th or 12th month of the first year of the term or achieved $316,000 in gross revenues during the first year, and the balance, or 1,500,000 options vest and are exercisable by the Kiwibox Shareholders after the second anniversary date of the Closing, provided the Kiwi Business has received at least an average 550,000 Unique Visitors during either the 22nd, 23rd or 24th month of the second year of the term or achieved $1,961,000 in gross revenues during the second year of the agreements. All of these stock options are non-qualified and are exercisable at $.05 per share. During 2008, 15,000,000 of the initially granted stock options and 6,000,000 of the performance stock options were cancelled upon termination of the employment agreements with two of the original Kiwibox Shareholders.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2008, for each of the persons covered under our Summary Compensation Table.

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards No. of Underlying Unexercised Unearned Options	Option Exercise Price		Option Expiration Date	No. of Shares or Units of Stock that have not vested	Market Value of Shares or Units of Stock that have not vested	Equity Incentive Awards, Shares, Units Or other Rights that have not vested	Equity Incentive Plan Awards: Market or Payout value of Unearned Shares,Units or other rights that have not vested
Rudolf Hauke, CEO and President	500,000 500,000	- -	-	$ $	.05 .10	7/14/2010 8/14/2012 to 1/14/2013	-	-	-	-
Edward L. Marney, Former CEO and President	500,000	-	-		$0.025	6/26/13	-	-	-	-
Joerg H. Klaube, CFO	250,000	-	-		$0.025	6/26/13	-	-	-	-
Joseph J. Tomasek, Director and General Legal Counsel	1,000,000	-	-		$0.025	6/26/13	-	-	-	-
Steven Gray, Former director	500,000 500,000 750,000	- - -	- -	$ $ $	0.15 0.15 0.025	1/1/09 1/1/10 6/26/13	-	-	-	-
Quentin Kelly, director		- -	- -				- -	- -	- -	- -
Joerg Otzen, director		- -	- -				- -	- -	- -	- -
Lin Dai Employee of Subsidiary								-
Michael Howard Employee of Subsidiary	3,750,000	6,750,000 - -			$.05	8/16/10	6,750,000	-
Ivan Tumanov Employee of Subsidiary

Option Exercises and Stock Vested Table: None

Pension Benefits Table: None

Nonqualified Deferred Compensation Table: None

Pre-requisites Table: None

Compensation of Directors:

We have not paid any compensation to any of our directors for services rendered as directors during fiscal years 2008 and 2007.

During 2008 and 2007, one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $256,800 and $127,000, respectively, for legal services. During 2008 and 2007, another outside director of the Company was paid $30,000 and $20,000, respectively, for business advisory services.

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

Our Board of Directors has determined that two of its current members, Quentin Kelly and Joerg Otzen are independent under applicable securities laws.

Board Committees

AUDIT COMMITTEE

The Company has appointed an Audit Committee in accordance with the provisions of the Sarbanes-Oxley Act of 2002. The Audit Committee is currently comprised of the entire board of directors. Mr. Otzen and Mr. Klaube are financial experts with knowledge of financial statements, generally accepted accounting principles and accounting procedures and disclosure rules. Mr. Klaube is not “independent” as defined in Section10A-3(b)(1)(iv)(A) of the Securities Exchange Act.

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

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS ANDMANAGEMENT

The following table sets forth, as of March 28, 2009, the record and beneficial ownership of common stock of the Company by each executive officer, director and the three most highly compensated employees, all executive officers, directors and the three most highly compensated employees as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title of Class*	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Common Stock	Rudolf Hauke	1,000,000	(2)	0.23%
	Pres./CEO/Director
	Joerg Otzen	-0-		-0-
	Director
	Quentin Kelly	-0-		-0-
	Director
	Joerg Klaube	1,650,000	(3)	0.38%
	CFO/Director
	Joseph Tomasek	3, 513, 833	(4)	0.80%
	Director

Address of all persons above: c/o the Company.

All Directors and Officers as a Group:	6,497,166		1.48%
as a Group (5 persons)

Lin Dai	23,396,176	(6)	5.36%

Michael Howard	27,056,451	(5)	6.12%

Ulrich Schuerch	52,010,000	(7)	11.39%
Tell Capital AG
Tellstrasse 21, CH-9000
St. Gallen, Switzerland

Discover Advisory Company	30,000,000	(8)	6.88%
c/o Horymor Trust Corp. Ltd.
50 Shirley Street / P.O.Box N-341,
Nassau

Monarich International, Inc.	25,000,000	(9)	5.73%
E 53rd Street, Marbella,
El Dorado, Panama

Cambridge Services Inc.	25,000,000	(10)	5.42%
c/o TSZ Treuhandgesellschaft Sauter & Co.
Suedstr. 11, CH-8034 Zurich, Switzerland

V G Z	25,000,000	(10)	5.42%
Freiestrasse 178, CH-8032 Zurich, Switzerland

* The Company also has issued and outstanding as of December 29, 2008, 109,857 shares of its Senior Convertible Preferred Stock, with concentrations in excess of 10% for one or more of the holders of such stock, however, none of such shares bear any voting rights.

(1)
For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock which such person has the right to acquire within 60 days of December 29, 2008. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.

(2) Consist of stock options.
(3) Includes 250,000 stock options.
(4) Includes 1,000,000 stock options.
(5) Includes options for 5,625,000 shares and 4,766,071 common shares issuable upon conversion of 11,640 preferred shares.
(6)Does not include 10,500,000 stock options that have not vested nor does it include 7,207,143 common shares issuable upon conversion of 17,600 convertible preferred shares.
(7) Includes 5,000,000 warrants owned by Ulrich Schuerch who has investment and voting control of Tell Capital AG, and 22,500,000 5-year Warrants, exercisable at $.07 per Warrant.
(8) Karen Buehler has investment and voting control of Discover Advisory Company.
(9) Miguel Sanchez Lopez and Javier Rivera Fernandez have investment control of Monarich International Inc.
(10) Consist of stock purchase warrants, exercisable at $0.05 per Warrant. Victor Sauter and Marcus Winkler have  investment control, respectively, of Cambridge Services Inc. and VGZ.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company knows of no person, who at any time during the period from the date at which it filed its annual report on Form 10-KSB for the year ended December 31, 2007 to the present, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a).

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

During 2008 and 2007, one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $256,800 and $127,000, respectively, for legal services. A former director was paid $30,000 and $20,000, respectively, during 2008 and 2007, for business consulting services.

During the second quarter in 2008, we paid $24,000 to a major shareholder for investor relations services.

In June 2008, we granted options for 2,500,000 shares, exercisable at $0.025 during five years, to four officers and directors of the Company.

In August, 2008, we issued an aggregate 30,560,000 restricted common shares to the three Kiwibox principals pursuant to our Agreement and Plan of Reorganization, dated February 19, 2007, and subsequent amendments,   as disclosed in our report and exhibit, filed on Form 8-K with the U.S. Securities and Exchange Commission on March 4, 2008.

On August 17, 2008, one of the three Kiwibox Shareholders resigned his employment. As part of this agreement, his outstanding stock options were cancelled and the consultant entered into an agreement that provided for his future services to the Company as an independent consultant for six months at $12,500 per month. On September 5, 2008, the Company reached a Settlement Agreement with the consultant whereby the Company forgave the balance of loans due from the former shareholder in the balance of $155,459 for $75,000 in cash and by offsetting of $75,000 of notes payable due to the former shareholder. The difference of $5,459 was treated as additional compensation. On October 30, 2008, the Company terminated its the employment agreement with Lin Dai for cause. In the process, his 10,300,000 stock options were cancelled. On December 8, 2008, Mr. Dai resigned his position as a member of the Company's Board of Directors. Since this resignation, the Company has been in negotiations with Lin Dai to acquire all of Mr. Dai's Company securities and resolve all potential claims of the parties. Although these negotiations have ceased, neither the Company nor Mr. Dai have formally instituted any claims against the other and it is not possible to determine whether any claims will be instigated, or if commenced, what the outcomes of any such litigation may be.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Rosenberg Rich Baker Berman & Company ("Rosenberg") billed us in the aggregate amount of $62,000 and  $79,373  for  professional  services  rendered  for  their  audit of our  annual financial  statements and their reviews of  the financial  statements included in our Forms 10-K, 10-KSB, 10-Q and 10-QSB for the years ended December  31, 2008 and  December 31, 2007, respectively.

AUDIT-RELATED FEES

Rosenberg did not bill us for, nor perform  professional services  rendered for  assurance  and related  services  that were  reasonably related to the performance  of  audit or  review  of the  Company's  financial statements for the fiscal years ended December 31, 2008 and December 31, 2007.

TAX FEES

Rosenberg billed us in the aggregate amount of $1,500 and $5,416 for professional  services  rendered  for tax related services for the fiscal years ended December 31, 2008 and December 31, 2007, respectively.

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

(b) Reports on Form 8-K

During the fourth quarter in 2008, the Company filed the following reports on Form 8-K:

On October 8, 2008 the Company filed a report on Form 8-K announcing a press release informing about the conclusion of a partnership agreement with Universal Music Group.

On December 2, 2008 the Company filed a report on Form 8-K announcing the termination of L. Dai’s employment as CEO of its Kiwibox Media Inc. subsidiary.

On December 10, 2008 the Company filed a report on Form 8-K announcing a press release informing about the conclusion of a Marketing agreement with Burst Media.
.
On December 12, 2008 the Company filed a report on Form 8-K announcing the resignation of L. Dai from the board of directors of the Company.

On December 19, 2008 the Company filed a report on Form 8-K announcing the receipt of $661,000 for equity investments and pending issue of securities.

On December 30, 2008 the Company filed a report on Form 8-K announcing a press release informing about current membership trends in its Kiwibox business.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNITUDE INFORMATION SYSTEMS, INC.

By:	/s/ Rudolf Hauke	Date: April 14, 2009
Rudolf Hauke
President and Chief Executive Officer
(Principal Executive Officer),
Director

By:	/s/ Joerg H. Klaube	Date: April 14, 2009
Joerg H. Klaube
Secretary, Chief Financial Officer
(Principal Financial Officer)
Director

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Joerg Otzen	April 14, 2009
Joerg Otzen

/s/ Joseph J. Tomasek	April 14, 2009
Joseph J. Tomasek, Director

EXHIBIT INDEX

(A)	Financial Statements and Notes to Financial Statements

(3) (i)	Articles of Incorporation and Amendments thereto, incorporated herein by reference to Exhibits of previous filings with the Commission.

(3) (ii)	Bylaws of the Company, incorporated herein by reference to Exhibits of previous filings with the Commission.

10.10*	Employment Agreement, dated April 15, 2003 between the Company and Steven Jagels

10.11*	Brokerage Placement Assistance Agreement, Dated January 2, 2004, between the Company and vFinance Investments, Inc.

10.12 *	Consulting Agreement, dated December 1, 2003, by and between the Company and Alan Cohen.

10.13 *	Consulting Agreement, dated February 12, 2003, by and between Jackson-Hewitt Investment Services, Inc. and the Company.

10.14 *	Consulting Agreement, dated September 25, 2003, by and Between James W. Morton and the Company.

10.15 *	Consulting Agreement, dated September 15, 2003, by and between Premium Strategy Partners AG and the Company.

10.16 *	Consulting Agreement, dated September 25, 2003, by and between Ulrich Schuerch and the Company.

10.17 *	Consulting Agreement, dated December 1, 2003, by and between Murray Zaroff and the Company.

10.18 *	Consulting Agreement, dated November 28, 2003, by and between The Research Works Inc. and the Company.

10.19 *	Stock Purchase Agreement, dated August 18, 2006, by and between 33 Group, LLC and the Company.

10.20 *	Stock Purchase Agreement, dated August 18, 2006, by and between Azzurri Group, LLC and the Company.

10.21 *	Form of Company Warrant to be issued in connection with the Stock Purchase Agreements, Exhibits 10.19 and 10.20, respectively.

10.22 *	Settlement Agreement, dated August 8, 2006, between the Company and Steven D. Rudnik.

10.23 *	Settlement Agreement, dated December 13, 2006, between the Company and Steven D. Rudnik.

10.24 *	Settlement Agreement, dated January 2, 2007, between the Company And Steven W. Jagels.

10.25* Copy of Agreement and Plan of Reorganization, Dated February 19, 2007, between the Company, Kiwibox Media, Inc. and the Kiwibox Shareholders, and Form of Employment Agreement for the Three Kiwibox Shareholders,

10.26*	Preliminary Employment Agreement with Paul Farris

10.27*	Commitment from Tell Capital AG, dated July 26, 2007 and effective August 2, 2007

10.27*	Amendment No. 3 to Agreement and Plan of Reorganization, dated July 31, 2007 and Effective August 2, 2007.

10.28*	Preliminary Employment Agreement with Paul Farris, Dated September 19, 2007

10.29*	Amendment No. 4 to Agreement and Plan of Reorganization, dated as of December 3, 2007.

10.30*	Amendment No. 5 to Agreement and Plan of Reorganization, dated as of December 31, 2007.

10.31*	Standstill Letter Agreement, dated as of January 30, 2008.

10.32*	Standstill Letter Agreement, dated as of February 11, 2008.

10.33*	Amendment No. 6 to Agreement and Plan of Reorganization, dated as of February 28, 2008.

10.34*	Engagement Agreement, Dated June 27, 2008, between Tell Capital AG and the Company.

10.35*	Resignation Agreement, Dated August 19, 2008, between Ivan Tumanov and the Company.

10.36*	Form of Demand Notes issued by the Company to Lender, Discover Advisory Company.

10.36-1* Form of corrected Demand Notes issued by the Company to Lender, Discover Advisory Company.

21.	Subsidiaries of the Company:

(i) Magnitude, Inc. and Kiwibox Media, Inc. are corporations formed under the laws of the State of Delaware and and are the names under which they conduct business.

(31.1)	Certification of Rudolf Hauke, Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Joerg H. Klaube, Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(99.1)  Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
*	Documents filed as exhibits to Registrant’s current reports, quarterly reports, annual reports and registration statements and amendments thereto with the U.S. securities and Exchange Commission.

OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE

(a)	The Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2008, June 30, 2008, and September 30, 2008.

(b)	All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act since the Company’s fiscal year ended December 31, 2007

Magnitude Information Systems, Inc. and Subsidiaries

Consolidated Financial Statements

December 31, 2008

Magnitude Information Systems, Inc. and Subsidiaries
Index to the Consolidated Financial Statements
December 31, 2008

Page

Report of Independent Registered Public Accounting Firm	42

Financial Statements

Consolidated Balance Sheet	43

Consolidated Statements of Operations	44

Consolidated Statements of Stockholders Equity (Deficit)	45-46

Consolidated Statements of Cash Flows	47-49

Notes to the Consolidated Financial Statements	50-73

[letterhead of
Rosenberg Rich Baker Berman & Company
380 Foothill Road, Bridgewater, New Jersey]

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Magnitude Information Systems, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Magnitude Information Systems, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years ended December 31, 2008 and 2007.   These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Magnitude Information Systems, Inc. and Subsidiaries as of December 31, 2008 and 2007 and the consolidated results of their operations and their cash flows for the years ended December 31, 2008 and 2007, in conformity with U.S. generally accepted accounting principles.

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

/s/ Rosenberg Rich Baker Berman & Company
Rosenberg Rich Baker Berman & Company

Bridgewater, New Jersey
April 14, 2009

Magnitude Information Systems, Inc. and Subsidiaries
Consolidated Balance Sheets

	December 31,
	2008	2007
Assets
Current Assets
Cash	$5,000	$470,148
Accounts receivable, net of allowance for doubtful accounts of $0	9,800	7,893
Prepaid expenses	16,162	12,339
Total Current Assets	30,962	490,380
Property and equipment, net of accumulated depreciation of $63,722 and $81,965	40,165	20,788
Website development cost, net of accumulated amortization of $12,329	52,321	-
Deferred financing costs, net of accumulated amortization of $6,000 and $539,597	4,000	35,303
Goodwill, net	-	2,663,751
Other Assets	3,224	11,114
Total Assets	130,672	3,221,336
Liabilities and Stockholders’ Equity (Impairment)
Current Liabilities
Accounts payable and accrued expenses	931,676	907,799
Deferred revenues	-	100,000
Dividends payable	428,076	376,743
Obligations to be settled in stock	135,200	1,622,921
Loans and notes payable	320,000	450,000
Current maturities of long-term debt	33,529	33,529
Derivative liability for warrants and options	3,330,812	2,825,920
Total Current Liabilities	5,179,293	6,316,912

Commitments and Contingencies	-	-

Stockholders’ Equity (Impairment)
Preferred stock, $.001 par value, non-voting, 3,000,000 shares authorized; 129,500 shares issued and outstanding	129	129
Common stock, $.0001 par value, 700,000,000 shares authorized; 436,242,570 and 276,709,237 shares issued and outstanding at December 31, 2008 and 2007	43,624	27,671
Additional paid in capital	40,159,909	36,739,270
Loans receivable – stockholders	(131,262)	(286,721)
Accumulated (deficit)	(45,121,021)	(39,575,925)
Total Stockholders’ Equity (Impairment)	(5,048,621)	(3,095,576)
Total Liabilities and Stockholders’ Equity (Impairment)	$130,672	$3,221,336

The accompanying notes are an integral part of the consolidated financial statements.

Magnitude Information Systems, Inc. and Subsidiaries
Consolidated Statements of Operations

	Year Ended December 31,
	2008	2007
Net Sales
Software licensing and maintenance	$-	$4,252
Advertising	59,421	25,493
Total Net Sales	59,421	29,745
Cost of Goods Sold
Website hosting expenses	37,008	-
Total Cost of Goods Sold	37,008	-

Gross Profit	22,413	29,745

Selling Expenses	184,959	80,914
Impairment of goodwill	3,138,751	-
Research and development costs	7,200	735
Stock-based compensation (see below)	178,659	890,504
General and administrative expenses	2,719,714	1,505,424

Loss From Operations	(6,206,870)	(2,447,832)

Other Income (Expense)
Miscellaneous income	28,491	-
Interest income	1,362	2,551
Interest expense	(15,965)	(357,385)
Gain on extinguishment of debt	657,805	49,678
Other expenses	(2,553)	(156)
Amortization of intangible asset	(7,890)	(30,000)
Amortization deferred financing costs	(76,303)	(539,597)
Change in fair value of options and warrants	128,159	(558,911)

Total Other Income (Expense)	713,106	(1,433,820)

Loss Before Benefit from Income Taxes	(5,493,764)	(3,881,652)

Benefit from Income Taxes	-	-

Net Loss	$(5,493,764)	$(3,881,652)

Dividends on Preferred Shares	$(51,332)	$(53,481)

Net Loss Applicable to Common Shareholders, basic and diluted	$(5,545,096)	$(3,935,133)

Net Loss Per Common Share, basic and diluted	(0.015)	(0.016)

Weighted Average of Common Shares Outstanding	373,156,459	243,609,819
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

Magnitude Information Systems, Inc. and Subsidiaries
Consolidated Statement of Stockholders’ Equity (Deficit)
Year Ended December 31, 2008

										Total
	Convertible		Cumulative				Additional		Loans	Stockholders’
	Preferred Shares		Preferred Shares		Common Stock		Paid in	Accumulated	Receivable -	Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders	(Deficit)

Balances, January 1, 2008	129,500	$129	1	$-	276,709,237	$27,671	$36,739,270	$(39,575,925)	$(286,721)	$(3,095,576)
Issuance of common stock pursuant to stock subscriptions	-	-	-	-	81,640,000	8,164	1,837,836	-	-	1,846,000

Issuance of common stock in settlement of obligations to be settled in stock	-	-	-	-	36,000,000	3,600	870,548	-	-	874,148

Issuance of common stock pursuant to conversion of deferred income position	-	-	-	-	2,000,000	200	39,800	-	-	40,000

Issuance of equity securities to former officers of Kiwibox pursuant to merger agreement					30,560,000	3,056	492,744			495,800

Liquidation of loans acquired from Kiwibox in connection with merger	-	-	-	-	-	-	-	-	155,459	155,459

Issuance of common stock pursuant to conversion of promissory notes	-	-	-	-	9,333,333	933	122,711	-	-	123,644

Recognition of stock-based compensation for common stock options granted to employees, directors and consultants	-	-	-	-	-	-	57,000	-	-	57,000
Dividends on conv. preferred stock	-	-	-	-	-	-	-	(51,332)	-	(51,332)

Net loss, year ended December 31, 2008	-	-	-	-	-	-	-	(5,493,764)	-	(5,493,764)

Balances, December 31, 2008	129,500	$129	1	$-	436,242,570	$43,624	$40,159,909	$(45,121,021)	$(131,262)	$(5,048,621)

The accompanying notes are an integral part of the consolidated financial statements.

Magnitude Information Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2008	2007
Cash Flows From Operating Activities
Net Loss	$(5,493,764)	$(3,881,652)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	116,876	577,671
Securities issued for various expenses	178,659	890,504
Amortization of debt discounts - beneficial conversion feature	-	152,046
Amortization of debt discount – warrants issued with debt	-	150,712
Impairment of goodwill	(3,138,751)	-
Debt forgiveness income	(28,401)	-
Loss on disposition of assets	2,553	-
Gain on extinguishment of debt	(657,805)	(49,678)
Change in value of derivative liabilities	(128,159)	558,904
Bad debt provision	-	66
Decreases (Increases) in Assets
Accounts receivable	(1,907)	4,131
Prepaid expenses	(3,823)	27,450
Increases (Decreases) in Liabilities
Accounts payable and accrued expenses	77,804	276,892
Deferred revenue	-	(2,829)
Obligations to be settled in stock	-	34,000
Net Cash Used by Operating Activities	(2,799,214)	(1,261,783)

Cash Flows From Investing Activities
Cash outlay - KiwiBox Media acquisition	(50,000)	(508,000)
Cash outlay – website development costs	(64,650)	-
Purchases of equipment, fixtures, and software	(42,284)	(13,376)
Net Cash Used by Investing Activities	(156,934)	(521,376)

Cash Flows From Financing Activities
Repayment of capital lease obligations	-	-
Proceeds from loans payable	220,000	472,000
Repayment of loans payable	(150,000)	(100,000)
Cash received for subscriptions	-	1,800,000
Repayment of shareholder loan	75,000	-
Proceeds from issuance of common and preferred stock and warrants	2,346,000	-
Net Cash Provided by Financing Activities	2,491,000	2,172,000

Net Increase (Decrease) in Cash	(465,148)	388,841
Cash at beginning of period	470,148	81,307
Cash at end of period	$5,000	$470,148

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$6,904	$86
Taxes Paid	$-	$-
The accompanying notes are an integral part of the consolidated financial statements.

Magnitude Information Systems, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Year Ended December 31, 2008

Schedule of non-cash investing and financing activities

Additional deferred finance costs incurred by obligation to be settled in common stock	$45,000

Additional goodwill incurred by obligation to be settled in stock for 20 million penalty shares	$200,000

Additional goodwill incurred via promissory note	$225,000

Issuance of stock and warrants for prior subscription obligations	$1,800,000

In connection with the conversion of a liability for deferred revenues, 2,000,000 common shares were issued	$40,000

In connection with the conversion of promissory notes, 9,333,333 common shares were issued	$123,644

Value of 30,560,000 common shares issued to former principals of Kiwibox Media Inc pursuant to merger agreement	$495,800

Offsetting of note payable to shareholder loan receivable	$75,000

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

On August 16, 2007 the Company acquired all outstanding shares of Kiwibox Media, Inc.

The Company, its subsidiary Magnitude, Inc. and Kiwibox Media Inc. are separate legal entities, with Kiwibox Media, Inc. being a wholly owned subsidiary. The 1% of Magnitude, Inc. not owned by the Company constitutes a minority interest which is valued at $0. The operations of the combined entity are currently comprised almost exclusively of the operations of Kiwibox Media, Inc.

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

Magnitude Information Systems, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Depreciation
Property, plant and equipment are recorded at cost.  Depreciation on equipment, furniture and fixtures and leasehold improvements is computed on the straight line method over the estimated useful lives of such assets between 5-10 years or over the lease term, if shorter.  Maintenance and repairs are charged to operations as incurred.  Repairs and maintenance which do not extend the useful lives of the related assets are expensed as incurred.

Advertising Costs
Advertising costs are charged to operations when incurred.  Advertising expense was $74,073 and $6,717 for the years ended December 31, 2008 and 2007, respectively.

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

Capitalization of Software /Website development costs
The Company capitalized outside-contracted development work in accordance with the guidelines published under EITF 00-2, Accounting for Web Site Development Costs, adopted during the quarter ended March 31, 2008.  Under EITF 00-2, costs incurred during the planning stage are expensed, while costs relating to software used to operate a web site or for developing initial graphics should be accounted for under SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, unless a plan exists or is being developed to market the software externally. Under SOP 98-1, internal and external costs incurred to develop internal-use computer software during the application development stage should be capitalized. Costs to develop or obtain software that allows for access or conversion of old data by new systems should also be capitalized, excluding training costs. Fees incurred for web site hosting, which involve the payment of a specified, periodic fee to an Internet service provider in return for hosting the web site on its server(s) connected to the Internet, are expensed over the period of benefit, and included in cost of sales in the accompanying financial statements. A total of $64,650 was capitalized for web-site development work during the twelve months ended December 31, 2008.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Fair Value Measurements
The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under FASB Statement No. 157, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Since the number of shares issuable under the Company’s Series G convertible preferred stock was indeterminable during the twelve months ended December 31, 2008, the Company measured the fair value of the obligation for warrants and options granted to non-employees during the year ended December 31, 2008 and outstanding at December 31, 2008. The value at December 31, 2008 was determined to be $3,330,812, measured using significant unobservable inputs (Level 3) under a Black-Scholes valuation method. The change in value during the twelve months period was $128,159 reported in the Statement of Operations under Other Income (Expense).

The Company adopted the provisions of Statement  of  Financial  Accounting  Standards  (SFAS) No. 159,  "The Fair Value Option for Financial Assets and Financial  Liabilities", which included and amendment of FASB Statement No. 115 with respect to improvement of financial  reporting of certain  investments  in debt and  equity  securities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The implementation of this new standard did not have a material impact on the Company's financial position, results of operations and cash flows for the twelve months ended December 31, 2008.

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
The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. In their report for the fiscal year ended December 31, 2008, our auditors have made reference to the fact that, as a result of the losses incurred, there was substantial doubt regarding our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management’s plans are to continue seeking equity and debt capital until cash flow from operations cover funding needs.

3.	CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000.  Balances in these accounts may, at times, exceed the federally insured limits. At December 31, 2008, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

4.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31,

	2008	2007
Furniture and fixtures	$2,014	$2,014
Office and computer equipment	77,743	100,739
Leasehold improvements	24,130	-
Total	$103,887	$102,753
Less: accumulated depreciation	63,722	81,965
	$40,165	$20,788

Depreciation expense charged to operations was $20,354 and $8,074 in 2008 and 2007, respectively.

5.	INTANGIBLE ASSETS

Intangible assets at December 31, 2008 included web site development costs and deferred finance costs.

Website development costs, at December 31, 2008, consisted of:
Costs incurred	$64,650
Less accumulated amortization	12,329
Total	$52,321

During 2007 and 2008 the Company incurred finance costs in connection with the Kiwibox acquisition and other financing transactions. Financing costs incurred and amortization of deferred financing costs were $45,000 and $76,303, respectively, for the year ended December 31, 2008, resulting in net deferred financing costs of $4,000 at December 31, 2008. Amortization of deferred financing costs was $539,597 for the year ended December 31, 2007.

6.	GOODWILL

On August 16, 2007, the Company completed its acquisition of 100% of the outstanding capital stock of KiwiBox Media, Inc. The total initial purchase price of $2,850,273 was calculated as follows: we issued 30,000,000 restricted common shares based on a total value of $1,500,000 determined by the lower of $0.05 per share and the average sales price of the Company’s common stock for the ten (10) successive trading days immediately preceding the closing, 43,610 shares of our Series G Preferred Stock worth $500,000, paid $450,000 in cash to the three KiwiBox owners, and incurred $57,500 in acquisition fees. In addition, based on the initial Agreement and Plan of Reorganization from February 2007, the Company committed to investing $3.5 million for the operations of Kiwibox. Based on an amendment in July 2007, in the event that certain investment tranches were not made by their respective due dates, the Company agreed to issue 60,000 restricted shares to the former shareholders of Kiwibox for each day that the funds were in arrears. The Company estimated the fair value of this pre-acquisition contingency as of the acquisition date based on the present value of the total expected liability at a discount rate of 5%, with an accreted value of $295,800 at June 30, 2008 (current period value of $3,027 was charged to operations, so net increase in purchase price was $292,773). In February 2008, the Company entered into another amendment that superseded the provisions of amendments in December 2007, whereby the Company agreed to issue 20 million reset shares, valued at $200,000, and a promissory note for $225,000, and $250,000 cash penalties ($100,000 paid in 2007, $150,000 paid in 2008) as additional consideration due to the delays in financing, which increased the value of Goodwill at March 31, 2008. This additional consideration eliminated the requirement for penalty shares to continue accruing, as long as the Company received $1.5 million in financing by March 7, 2008, and invested $700,000 in Kiwibox operations. This financing was received in a timely fashion. The amendment also provided the former shareholders of Kiwibox the option to receive the value of the reset shares in common stock options of equivalent value. To date, all of the penalty shares have been issued. The promissory note for $225,000 had subsequently been reduced by $75,000 in connection with a settlement agreement reached with one of the former shareholders of Kiwibox (see Note 13), and the remaining $150,000 was paid during the last quarter of 2008.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

GOODWILL (continued)

The excess of the purchase price over the net assets acquired had been previously recognized as Goodwill in the amount of $3,138,751.

Management projected the discounted cash flow for the operations of the Company’s Kiwibox Media Inc. subsidiary, including the costs incurred by the Company’s Magnitude, Inc. subsidiary which has no own revenue basis but provides management, accounting, and investor relations and other professional services for the combined entity, over a period of five years. This analysis showed that the reliance on outside investors to provide needed additional funding to augment cash flow from operations would likely persist for a period in excess of one year. Management decided to write off the entire goodwill position because the willingness of outside investors to continue funding operations until positive cash flow can be realized, cannot be assured. A fair value of the Kiwibox subsidiary cannot be determined due to the fact that at this time this is essentially a start-up business with minimal revenues.

7.	OTHER ASSETS

Other assets consist of deposits of $3,224.

8.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31,

	2008	2007
Accounts payable	$474,315	$489,782
Accrued interest	65,872	85,212
Accrued professional and consulting fees	324,636	183,309
Accrued payroll and commissions	24,839	19,466
Penalty payments due to KiwiBox former shareholders	-	100,000
Accrued finance costs	-	22,500
Miscellaneous accruals	42,014	7,530
	$931,676	$907,799

Accrued commissions are due to a consultant who was retained in the capacity of Senior Vice President of Business Development.

9.	OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at December 31,

	2008	2007
Subscriptions for 36,000,000 units comprised of one common share and one warrant each, exercisable during 5 years at $0.07 /share	$-	$874,148
Estimated fair value of common shares issuable to former principals of Kiwibox Media, Inc. pursuant to acquisition agreement	-	292,773
Deferred financing costs settleable in stock	-	350,000
Obligation for warrants granted for compensation	19,200	-
500,000 common shares issuable to a creditor as loan origination fee	10,000	-
1,025,000 common shares issuable to two consultants for services rendered, one of who was a director of the Company	106,000	106,000
	$135,200	$1,622,921

Magnitude Information Systems, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

10.	LOANS PAYABLE

The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at December 31, 2008 and 2007:

On December 4, 1996, Magnitude, Inc. repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue at December 31, 2008 and no demand for payment has been made.	$75,000

Total	$75,000

11.	NOTES PAYABLE
On February 28, 2008, two debtholders agreed to convert their outstanding notes of $350,000, finance cost obligations to be settled in stock of $385,000 and finance cost obligations that could be settled in stock or cash of $22,500 into a total of 9,333,333 common shares and 3,500,000 five-year common stock warrants with an exercise price of $0.07 per share, resulting in a gain on extinguishment of $633,856. The warrants were valued at $30,311 using a Black-Scholes model, with the following assumptions: volatility - 169%, dividends – none, risk-free rate – 2.1%. In addition, in January 2008, the Company converted the $100,000 deposit recorded previously as deferred revenue into equity on behalf of the depositor by issuing 2,000,000 restricted common shares and 2,000,000 five-year common stock warrants with an exercise price of $0.07 per share. The warrants were valued at $36,051 using a Black-Scholes model, with the following assumptions: volatility - 169%, dividends – none, risk-free rate – 2.6%. This issuance resulted in a gain on extinguishment of this liability of $23,949 based on the fair value of the shares delivered in settlement.

	2008	2007
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	25,000	25,000

Ninety-day promissory notes bearing interest at 12% per year	-	350,000

In January 2008 a shareholders loaned the Company $40,000 pursuant to which the Company issued a demand note bearing interest at the rate of 5% per year.	40,000	-

In September 2008 and December 2008 a shareholder loaned the Company $50,000 and $100,000, repayable under convertible promissory notes bearing interest at 10% per annum and payable on demand.	150,000	-

In December 2008 an investor loaned the Company $30,000 repayable on January 15, 2009, bearing interest at 6.5% per year. The Company promised to issue 500,000 restricted common shares as loan origination fee.	30,000	-

Total	$245,000	$375,000

Magnitude Information Systems, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

12.	LONG-TERM DEBT

Long-term debt as of December 31, 2008 and 2007 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529

Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$-

13.	COMMITMENTS AND CONTINGENCIES

On September 1, 2006, the Company entered a three year lease (which can be terminated by either party after 12 months) for approximately 850 square feet of office space at 1250 Route 28, Suite 309, Branchburg, New Jersey. This lease agreement currently calls for a base rental payment of $1,137 per month plus utility/cam/property tax charges of approximately $900 per month through August 31, 2008, with a nominal increase for year three ending August 31, 2009.

In addition, we maintain offices for our Kiwibox operations at 330 W. 38th Street, New York, New York 10018, consisting of approximately 1,600 square feet. We have a two-year lease covering these offices and pay minimum monthly rentals of $3,908 plus tenants’ share of 0.86% of utility/cam/property tax charges through August 31, 2008, and minimum monthly rentals of $4,013 plus additional rentals for the twelve months ending August 31, 2009. On August 19, 2008, we amended the lease to include additional 600 square feet office space, at an added cost of $1,569 /month and an increase in the tenants’ share to 1.18%. The amended lease runs through August 2009.

Our total rent expenses were $81,190 and $34,639 during 2008 and 2007, respectively.

On September 23, 2008, Kiwibox joined with UMG Recordings, Inc. to sign a one-year, Video Syndication Agreement, pursuant to which UMG supplies its video archive to the Kiwibox website in exchange for advertising space on our website.

In March 2008 we entered into an agreement with a public relations firm whereby that company renders general publicity services to Kiwibox, at a fixed monthly fee of $8,500/month.  The agreement is effective through August 2009, and was amended in early 2009 to reduce the monthly fee by $2,000.

In December 2008 we entered into a Lead Architect Services agreement with a specialized software consulting firm to assist in the development of software and website applications, during the time January 1, 2009 to December 31, 2009, for a monthly fee of $16,000.

14.	LOANS RECEIVABLE - STOCKHOLDERS

Loans Receivable – Stockholders consists of $286,721 in total loans extended by Kiwibox Media, Inc. to its principals during fiscal years 2001 to 2006 and prior to the acquisition by the Company. During 2008, $75,000 was repaid to the Company, $75,000 was offset against the note payable due to the shareholders pursuant to a Kiwibox acquisition amendment and $5,459 was forgiven and treated as additional compensation pursuant to a separation agreement with one of the principals. The remaining loans bear interest at the rate of 4.58% per year, and are evidenced by a promissory note which foresees repayment over a ten year period. The Company intends to negotiate a specific repayment schedule with the issuer through amendment to this note.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

15.	PREFERRED STOCK

Preferred stock is non-voting, $.001 par value per share with 3,000,000 shares authorized.

Cumulative Preferred Stock has 2,500 shares designated of which 1 share is issued and outstanding.  The total Cumulative Preferred Stock at December 31, 2006 is $0 with a liquidation price of $100,000.  As of December 31, 2008, there was $9,000 of cumulative preferred dividends in arrears representing $9,000 per cumulative preferred share.

Series A of the Senior Convertible Preferred Stock series which was issued in 2000 has 300,000 shares designated, 22,000 shares issued and outstanding.  The total outstanding Series A Senior Convertible Preferred Stock at December 31, 2008 is $22 with a liquidation price of $110,000.  The following is a description of the Series A convertible preferred stock:

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

During the year ended December 31, 2007, a holder of 7,300 shares agreed to exchange the preferred shares and outstanding accrued dividends of $17,906 into common shares at $0.10 per shares on the nominal value of both components, or 540,991 common shares. As of December 31, 2008 there were $88,665 Series A Senior Convertible Preferred share dividends accrued and unpaid representing $4.03 per share.

Series B of the Senior Convertible Preferred Stock series which was issued in 2000 has 350,000 shares designated, no shares issued and outstanding.  The total outstanding Series B Senior Convertible Preferred Stock at December 31, 2008 is $0.  The following is a description of the Series B Senior Convertible Stock:

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

As of December 31, 2008 there were no Series B Senior Convertible Preferred share dividends accrued and unpaid.

Series C of the Senior Convertible Preferred Stock series which was issued in 2000 has 120,000 shares designated.  There were no shares of Series C Senior Convertible Preferred Stock outstanding at December 31, 2008.  The following is a description of the Series C Senior Convertible Stock:

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

As of December 31, 2008 there were no Series C Senior Convertible Preferred share dividends accrued and unpaid.

Series D of the Senior Convertible Preferred Stock series which was issued in 2000 has 500,000 shares designated, 63,890 shares issued and outstanding. The total outstanding Series D Senior Convertible Preferred Stock at December 31, 2008 is $64 with a liquidation price of $575,010.  The following is a description of the Series D Senior Convertible Stock:

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

As of December 31, 2008 there were $330,411 Series D Senior Convertible Preferred share dividends accrued and unpaid representing $5.17 per share.

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

During the year ended December 31, 2007, 16,667 Series E preferred shares were automatically converted into 1,666,667 common shares. As of December 31, 2008 there were no Series E Senior Convertible Preferred share dividends accrued.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

PREFERRED STOCK - (Continued)

Series G of the Senior Convertible Preferred Stock series which was issued in 2007 has 43,610 shares designated and issued and outstanding at December 31, 2008.

(1)      The holders of said shares of Series G Senior Convertible Preferred shall not be entitled to receive dividends.

(2)      The Series G Senior Preferred shall with respect to dividend rights rank junior to all classes and series of Common Stock, Cumulative Preferred Stock, and the Series A, B, C, D, E and F Senior Convertible Preferred Stock and, with respect to liquidation rights rank prior to all classes and series of Common Stock, the Cumulative Preferred Stock, and be on a par with the Series A, B, C, D, E and F Senior Convertible Preferred Stock.

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

(7)      Upon the second anniversary of the Agreement and Plan of Reorganization, dated February 19, 2007, all the issued and outstanding shares of Series G Senior Preferred automatically converted into shares of common stock based on the “Market Price”, which was determined by dividing the conversion value of $500,000 by the average sales price of a common share for the twenty successive trading days preceding the second anniversary date of the agreement, subject to a minimum of 10 million common shares. The outstanding 43,610 preferred shares converted into 17,857,142 common shares on February 19, 2009: based the average sales price for our common shares during the twenty trading days period immediately preceding February 19, 2009, of $.028. Stock certificates for the new common shares will be issued upon surrender of the original preferred stock certificates.

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

16.	INCOME TAXES

The income tax provision (benefit) is comprised of the following:
Year Ended December 31,
	2008	2007
State current provision (benefit)	$-	$-
State deferred provision (benefit)	-	-
	$-	$-

The Company’s total deferred tax asset and valuation allowance are as follows:

	December 31,
	2008	2007
Total deferred tax asset, noncurrent	$13,300,000	$11,500,000
Less valuation allowance	(13,300,000)	(11,500,000)
Net deferred tax asset, noncurrent	$-	$-

The differences between income tax benefits in the financial statements and the tax benefit computed at the combined state and U.S. Federal statutory rate of 40% are as follows:

	Year Ended December 31,
	2008	2007
Tax benefit	40%	40%
Valuation allowance	(40)%	(40)%
Effective tax rate	-	-

At December 31, 2008, the Company has available approximately $35,350,000 of net operating losses to carry-forward and which may be used to reduce future federal taxable income and expire between December 31, 2011 and 2028.

At December 31, 2008, the Company has available approximately $21,600,000 of net operating losses to carry-forward and which may be used to reduce future state taxable income which expire December 31, 2015.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

17.	401(k) PLAN

The Company adopted the qualified Magnitude, Inc. sponsored 401(k) plan covering substantially all full time employees under which eligible employees may elect to contribute, within statutory limits, a percentage of their annual compensation.  The Company matches up to 50% of the employee’s contribution of which the match may not exceed 3% of the employee’s total compensation for the plan year.  Contributions to the plan were $1,875 and $6,895 for the years ended December 31, 2008 and 2007, respectively.

18.	STOCK BASED COMPENSATION

During 2008 and 2007 the Company issued the following securities to officers, directors, and non-employees as part of their compensation and, in the case of the former principals of Kiwibox Media Inc., pursuant to the Kiwibox acquisition agreement, as amended.

Rudolf Hauke (president and chief executive officer): In 2008 Mr. Hauke has earned 1,000,000 non-qualified stock options, 500,000 of which are 2-year options, exercisable at $.05 per common share, and 500,000 of which are 4-year options, exercisable at $.10 per common share, such options valued at $19,200 pursuant to the Black-Scholes valuation formula. In computing the Black Scholes values we used a volatility of 283% and a risk-free interest rates of 2.6% and 3.3%

Edward L. Marney (former president and chief executive officer): In 2008 Mr. Marney received options for 500,000 restricted shares, valued at $9,500 pursuant to the Black-Scholes valuation formula.

Joerg H. Klaube (chief financial officer): In 2008 Mr. Klaube received options for 250,000 restricted shares, valued at $4,750 pursuant to the Black-Scholes valuation formula.

Joseph J. Tomasek (director): In 2008 Mr. Tomasek received options for 1,000,000 restricted shares, valued at $19,000 pursuant to the Black-Scholes valuation formula.

Steven Gray (former director): During 2008 Mr. Gray received options for 750,000 restricted shares, valued at $14,250. During 2007 we issued 1,850,000 restricted shares to him and an assignee, and 500,000 common stock purchase options for services rendered to the Company. We also issued 74,031 shares for interest on loans to the Company.

We also granted 500,000 options to a Consultant, exercisable at $0.15 during 2 years, valued at $9,500 pursuant to the Black-Scholes valuation formula. In computing the Black Scholes values we used a volatility of 169% and a risk-free interest rate of 3.5%.

We also granted a total of 2,000,000 warrants to a Consultant, exercisable at prices between $0.06 and $0.085 during 4 years, valued at $97,000 pursuant to the Black-Scholes valuation formula. In computing the Black Scholes values we used a volatility of 150% and a risk-free interest rate of 5.0%.

Lin Dai (former Kiwibox principal): During 2007, Mr. Dai was granted options for 7,500,000 shares, vesting over a 24-months period, exercisable at $0.05 per share. In addition Mr. Dai was issued performance-based stock options for 3,000,000 shares. All of such options were cancelled upon Mr. Dai’s separation from the Company on October 30, 2008.

Michael Howard (former Kiwibox principal): During 2007, Mr. Howard was granted options for 7,500,000 shares, vesting over a 24-months period, exercisable at $0.05 per share. In addition Mr. Howard was granted performance-based stock options for 3,000,000 shares.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

STOCK BASED COMPENSATION (continued)

Ivan Tumanov (former Kiwibox principal): During 2008, Mr. Tumanov was granted options for 7,500,000 shares, vesting over a 24-months period, exercisable at $0.05 per share. In addition Mr. Tumanov was issued performance-based stock options for 3,000,000 shares. On September 8, 2008, Mr. Tumanov resigned as an employee of the Company and his all of the above options were cancelled.

Compensation expense recognized during 2007 on the above grants was $706,567.

The Company also issued 3,281,250 shares of common stock for services to non-employees during 2007 totaling $156,937.

19.	STOCK OPTION PLANS

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

Magnitude Information Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

STOCK OPTION PLANS - (Continued)

Qualified and Non-Qualified Shares Under Option Pursuant to the 1997 Plan December 31,
	2008	2007
Outstanding, beginning of year	-	-
Granted during the year	-	-
Expired during the year	-	-
Surrendered during the year	-	-
Outstanding, end of year	-	-
Eligible, end of year for exercise	-	-

At December 31, 2008 and 2007, no options were outstanding.

At December 31, 2008, there were 1,000,000 shares reserved for future option grants.

	Qualified and Non-Qualified Shares Under Option Pursuant to the 2000 Plan December 31,
	2008	2007
Outstanding, beginning of year	5,000	331,500
Granted during the year	-	-
Exercised during the year	-	-
Surrendered during the year	-	-
Expired during the year	(5,000)	(326,500)
Outstanding, end of year (at a price of $0.20)	-	5,000
Eligible, end of year for exercise (at a price of $0.20)	-	5,000

At December 31, 2008 and 2007 the weighted average exercise price and weighted average remaining contractual life is $0 and $0.20 per share and 0 months and 8 months, respectively.

At December 31, 2008, there were 5,000,000 shares reserved for future option grants.

At December 31, 2008 the company has two stock-based employee compensation plans, which are described more fully above. The company accounts for those plans under the recognition and measurement principles of Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment, and related Interpretations. The Company has not granted any options under these plans to employees during 2008 or 2007.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

STOCK OPTION PLANS - (Continued)

The Company also issues options outside of the Stock Incentive Plans which are comprised as follows:
	December 31,
	2008	2007
Outstanding, beginning of year	32,720,908	12,025,908
Granted during the year	4,000,000	23,500,000
Exercised during the year	-	(600,000)
Surrendered or cancelled during the year	(15,000,000)	-
Expired during the year	(3,367,366)	(2,205,000)
Outstanding, end of year (at prices ranging from $0.01 to $0.15)	18,353,542	32,720,908

Eligible for exercise, end of year (at prices ranging from $0.01 to $0.15)	14,270,208	9,720,908

At December 31, 2008 and 2007 the weighted average exercise price and weighted average remaining contractual life is $0.06 and $0.10 per share, and 2 years 4 months and 2 years 3 months, respectively.

During 2008, the Company granted options for 6,000,000 shares, exercisable at $0.05 during a three years period, beginning one year after grant for 50% and two years after grant for the remaining 50%, to the former principals of Kiwibox Media, Inc. under the terms of the acquisition agreement. Furthermore, the Company granted options for 500,000 shares to a newly hired employee which options are exercisable at $0.05 during three years periods beginning October 8, 2008, 2009 and 2010 for one third each of those options. The Company also granted 1,750,000 options to three officers and directors of the Company and 500,000 options to a consultant, all of which are exercisable at $0.025 during a five years period, and 1,350,000 options to a former director of the Company for consulting services, 750,000 of which are exercisable at $0.025 during a five years period, with the remaining 600,000 options exercisable at $0.15 during a three years period.

20.	WARRANTS

The Company granted common stock purchase warrants between January 1, 2007 and December 31, 2008 which are comprised as follows:.
	December 31,
	2008	2007
Outstanding, beginning of year	95,864,000	71,734,667
Granted during the year	89,942,315	55,789,000
Exercised during the year	-	-
Surrendered /cancelled during the year	-	(12,500,000)
Expired during the year	(17,583,334)	(19,159,667)
Outstanding, end of year (at prices ranging from $.05 to $.15)	168,222,981	95,864,000

Eligible, end of year (at prices ranging from $.05 to $.15)	168,222,981	47,364,000

At December 31, 2008 and 2007, the weighted average exercise price and weighted average remaining contractual life is $0.06 and $0.08 per share and 3 year 4 months and 2 years 11 months, respectively.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

21.	RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2008 one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $256,800 for legal services. At December 31, 2008, the Company owed this director $313,570.  Another outside director was paid $30,000 during the second quarter in 2008, for business consulting services.

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

On October 30, 2008, the Company terminated its the employment agreement with Lin Dai for cause. On December 8, 2008, Mr. Dai resigned his position as a member of the Company's Board of Directors. Since this resignation, the Company has been in negotiations with Lin Dai to acquire all of Mr. Dai's Company securities and resolve all potential claims of the parties. Although these negotiations have ceased, neither the Company nor Mr. Dai have formally instituted any claims against the other and it is not possible to determine whether any claims will be instigated, or if commenced, what the outcomes of any such litigation may be.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

22.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Magnitude Information Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

23.	NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB released SFAS No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Although SFAS 157 applies to (and amends) the provisions of existing authoritative literature, it does not, of itself, require any new fair value measurements or establish valuation standards. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Adoption of SFAS 157 did have a material impact on our Consolidated Financial Statements.

In February, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which creates an alternative measurement treatment for certain financial assets and financial liabilities. SFAS 159 permits fair value to be used for both the initial and subsequent measurements on an instrument by instrument basis, with changes in the fair value to be recognized in earnings as those changes occur. This election is referred to as the fair value option. SFAS 159 also requires additional disclosures to compensate for the lack of comparability that will arise from the use of the fair value option. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The fair value option has not been elected for any financial assets or liabilities at December 31, 2008.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"), which replaced FASB Statement 141, Business Combination, which changes the accounting for business combinations and non-controlling interests. Among other things, when compared to the predecessor guidance SFAS 141R will require (i) more assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, (ii) liabilities related to contingent consideration to be remeasured to fair value each subsequent reporting period, and (iii) acquirer in preacquisition periods to expense all acquisition-related costs. SFAS 141R must be applied prospectively for fiscal years beginning after December 15, 2008. We do not expect adoption of SFAS 141R to have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51 ("SFAS 160"), which changes the accounting and reporting for minority interests, which will be recharacterized as non-controlling interests and classified as a component of equity. SFAS 160 must be adopted no later than January 1, 2009. We do not expect adoption of SFAS 160 to have a material impact on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an Amendment of FASB Statement No. 133 ("SFAS 161"), which requires enhanced disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ("SFAS 133") and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS 161 will be effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect adoption of SFAS 161 to have a material impact on our Consolidated Financial Statements.

In June 2008, the Emerging Issues Task Force ("EITF") issued No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("EITF 03-6-1"), which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method. EITF 03-6-1 will be effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented will be adjusted retrospectively to conform to the provisions of EITF 03-6-1. We are evaluating the expected impact of adoption of EITF 03-6-1.

Magnitude Information Systems, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

NEW ACCOUNTING PRONOUNCEMENTS (continued)

In December 2008, the FASB issued FSP No. FAS 132 R-1, Employers' Disclosures about Postretirement Benefit Plan Assets ("FAS 132R-1"), which provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other postretirement plan and requires employers to provide more transparency about the assets held by retirement plan and the concentrations of risk in those plans. FAS 132 R-1 will be effective for fiscal years beginning after December 15, 2009. We do not expect the adoption of FAS 132 R-1 to have a material impact on our Consolidated Financial Statements.

24.	LITIGATION

At the time of this report, the Company is not a party in any legal proceedings.

25.	BUSINESS SEGMENTS

The Company operates in only one business segment - youth targeted online social networks - through its dedicated proprietary internet website.

26.	SUBSEQUENT EVENTS
During January and February 2009 we received an aggregate $500,000 working capital loans from an accredited investor, covered by convertible promissory notes carrying interest at 10% per year.

On January 29, 2009 the holders of a total 244,725,773 common shares, out of the 436,242,570 shares outstanding, in response to the Company’s Consent Solicitation, approved the following propositions:

Proposition No. 1: to increase the authorized common shares to 1,400,000,000 shares –
FOR: 241,941,210	AGAINST: 2,357,063	ABSTAIN: 427,500

Proposition No. 2: to ratify the appointment of Rosenberg Rich Baker Berman & Company to serve as the Company’s auditors for the fiscal year ending December 31, 2009 –
FOR: 244,552,663	AGAINST: 66,565	ABSTAIN: 106,545