Form 10-Q
period 2009-03-31
MAGNITUDE INFORMATION SYSTEMS INC
filed 2009-05-19
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______ to _______

Commission file number  33-20432

MAGNITUDE INFORMATION SYSTEMS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2228828
(State or other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

330 West 38th Street, New York, New York 10018	(212) 967-1953
(Address of Principal Executive Office) (Zip Code)	(Registrant’s telephone number including area code)

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

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of May 15, 2009, was 455,324,712 shares.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

INDEX

		Page
		Number
PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets
	- March 31, 2009 (unaudited) and December 31, 2008 (audited)	3

	Consolidated Statements of Operations
	- Three months ended March 31, 2009 and 2008 (unaudited)	4

	Consolidated Statements of Cash Flows
	- Three months ended March 31, 2009 and 2008 (unaudited)	5 - 6

	Notes to Consolidated Financial Statements	7 - 16

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	17 – 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4	Controls and Procedures	19

PART II - OTHER INFORMATION		20

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other information	20

Item 6.	Exhibits	21

SIGNATURES		22

PART I  - Item 1   Financial Statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets
Current Assets
Cash	$1,150	$5,000
Accounts receivable, net of allowance for
doubtful accounts of $0 and $0	15,910	9,800
Prepaid expenses	32,124	16,162
Total Current Assets	49,184	30,962
Property and equipment, net of accumulated
depreciation of $72,558 and $63,722	31,329	40,165
Software, net of accumulated amortization of $17,717 and $12,329	46,933	52,321
Deferred financing costs, net of accumulated amortization of
$619,900 and $615,900	-	4,000
Other assets	3,224	3,224
Total Assets	130,670	130,672

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Accounts payable and accrued expenses	1,116,522	931,676
Obligations to be settled in stock	135,200	135,200
Dividends payable	440,891	428,076
Loans and notes payable	820,000	320,000
Derivative liability – warrants and options	-	3,330,812
Current maturities of long-term debt	33,529	33,529
Total Current Liabilities	2,546,142	5,179,293
Long-term Debt	-	-
Total Liabilities	2,546,142	5,179,293

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized:
2,500 shares have been designated Cumulative Preferred Stock,
of which 1 share is issued and outstanding	0	0
300,000 shares have been designated Series A Convertible Preferred Stock,
350,000 shares have been designated Series B Convertible Preferred Stock,
120,000 shares have been designated Series C Convertible Preferred Stock,
500,000 shares have been designated Series D Convertible Preferred Stock,
500,000 shares have been designated Series E Convertible Preferred Stock,
43,610 shares have been designated Series G Convertible Preferred Stock,
of which a combined total 85,890 and 129,500 shares are issued and outstanding	86	129
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized;
issued and outstanding 454,099,712 and 436,242,570 shares	45,410	43,624
Additional paid-in capital	44,166,784	40,159,909
Loans receivable – stockholders	(131,262)	(131,262)
Accumulated (deficit)	(46,496,490)	(45,121,021)

Total Stockholders’ Equity (Impairment)	(2,415,472)	(5,048,621)

Total Liabilities and Equity (Impairment)	$130,670	$130,672

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Total Revenues	$17,885	$13,914

Cost of Goods Sold.	9,234	13,191

Gross Profit	8,651	723

Selling expenses	88,796	60,794
Provision for bad debts	-	7,893
General and administrative expenses	585,515	534,844

Loss From Operations	(665,660)	(602,808)

Miscellaneous income	-	27,008
Change in fair value – derivative liability	(77,806)	(2,191,437)
Gain on extinguishment of debt	-	693,856
Amortization of deferred financing costs (4,000)	(58,637)
Interest expense	(615,187)	(5,375)
Total Other Income (Expense)	(696,993)	(1,534,585)

Loss Before Provision for Income Taxes	(1,362,653)	(2,137,393)

Provision for Income Taxes	-	-

Net Loss	$(1,362,653)	$(2,137,393)

Dividends on Preferred Stock.	(12,816)	(13,916)

Net Loss Applicable to Common Shareholders	$(1,375,469)	$(2,151,309)

Net Loss per Common Share	$(0.003)	$(0.007)

Weighted Average Number of
Common Shares Outstanding	445,171,141	298,298,126

All of the stock-based compensation relates to selling, general and administrative expenses.

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities
Net Loss	$(1,362,653)	$(2,137,393)
Adjustments to Reconcile Net Loss
to Net Cash Used by Operations
Depreciation and amortization	18,224	70,429
Change in fair value – derivative liabilities	77,806	2,191,437
Change in bad debts reserve	-	7,893
Intrinsic value of beneficial conversion rights	600,000	-
Gain on extinguishment of debt	-	(693,856)
Decreases (Increases) in Assets
Accounts receivable	(6,110)	-
Prepaid expenses	(15,962)	(17,471)
Increases (decreases) in Liabilities
Accounts payable and accrued expenses	184,845	(242,629)
Net Cash Used by Operating Activities	(503,850)	(821,590)

Cash Flows from Investing Activities
Cash outlay for website development costs	-	(24,120)
Cash paid as additional consideration-Kiwibox
Acquisition	-	(50,000)
Purchases of equipment and fixtures	-	(11,021)
Net Cash Used by Investing Activities	-	(85,141)

Cash Flows from Financing Activities
Proceeds from loans and notes	500,000	40,000
Issuance of common stock	-	1,610,000
Net Cash Provided by Financing Activities	500,000	1,650,000

Net Increase (Decrease) in Cash	(3,850)	743,269
Cash at Beginning of Period	5,000	470,148
Cash at End of Period	$1,150	$1,213,417

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:	Three Months Ended
March 31, 2009

Reclassification of derivative liabilities to Additional Paid-in capital	$3,408,618

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

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
MARCH 31, 2009

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2009, the results of operations for the three months ended March 31, 2009 and 2008, and the cash flows for the three months ended March 31, 2009 and 2008, have been included.

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
MARCH 31, 2009

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

Reclassification of certain securities under EITF 00-19

Pursuant to Emerging Issues Task Force (EITF) Issue 00-19, if a company has more than one contract subject to this Issue, and partial reclassification is required, there may be different methods that could be used to determine which contracts, or portions of contracts, should be reclassified.  The Company's method for reclassification of such contracts is reclassification of contracts with the latest maturity date first. During the first quarter of 2009, we reclassified a position of $3,408,618 from liabilities for derivative securities to additional paid-in capital after the  indeterminate factor in connection with the conversion clause of certain convertible preferred shares was removed.

Capitalization of Software /Website development costs

The Company capitalized outside-contracted development work in accordance with the guidelines published under EITF 00-2, Accounting for Web Site Development Costs, adopted during the quarter ended March 31, 2008.  Under EITF 00-2, costs incurred during the planning stage are expensed, while costs relating to software used to operate a web site or for developing initial graphics should be accounted for under SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, unless a plan exists or is being developed to market the software externally. Under SOP 98-1, internal and external costs incurred to develop internal-use computer software during the application development stage should be capitalized. Costs to develop or obtain software that allows for access or conversion of old data by new systems should also be capitalized, excluding training costs. Fees incurred for web site hosting, which involve the payment of a specified, periodic fee to an Internet service provider in return for hosting the web site on its server(s) connected to the Internet, are expensed over the period of benefit, and included in cost of sales in the accompanying financial statements. A total of $0 and $64,650 was capitalized for web-site development work during the three months ended March 31, 2009 and the year ended December 31, 2008, respectively.

Fair Value Measurements

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under FASB Statement No. 157, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Since the number of shares issuable under the Company’s Series G convertible preferred stock was indeterminable during the year ended December 31, 2008, the Company had measured the fair value of warrants and options outstanding at December 31, 2008, which was determined to be $3,330,812, measured using significant unobservable inputs (Level 3) under a Black-Scholes valuation method. The change in value during the three months ended March 31, 2008 was a loss of $2,191,437 reported in the Statement of Operations under Other Income (Expense). On February 19, 2009, all outstanding shares of the Series G stock automatically converted into 17,857,142 common shares, thereby removing the indeterminable factor and giving rise to a reclassification of the entire position of $3,408,618 into additional paid-in capital, which included a further $77,806 loss incurred during the first quarter 2009.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

The Company adopted the provisions of Statement  of  Financial  Accounting  Standards  (SFAS) No. 159,  "The Fair Value Option for Financial Assets and Financial  Liabilities", which included and amendment of FASB Statement No. 115 with respect to improvement of financial  reporting of certain  investments  in debt and  equity  securities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The implementation of this new standard did not have a material impact on the Company's financial position, results of operations and cash flows for the three months ended March 31, 2009.

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

Net Loss Per Share

Net loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period.  Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 237,822,727 common shares at March 31, 2009, comprised of 158,639,648 shares issuable upon exercise of stock purchase warrants, 18,453,542 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 60,000,000 shares issuable upon conversion of convertible debt. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

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

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

2. GOING CONCERN

The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. In their report for the fiscal year ended December 31, 2008, our auditors had expressed an opinion that, as a result of the losses incurred, there was substantial doubt regarding our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management’s plans are to continue seeking equity and debt capital until cash flow from operations cover funding needs.

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000.  Balances in these accounts may, at times, exceed the federally insured limits. At March 31, 2009, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. PREPAID EXPENSES

Prepaid Expenses at the end of the quarter consisted of $11,365 prepaid health insurance and $20,759 prepaid business insurance costs.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at	March 31, 2009	December 31, 2008

Furniture	$2,014	$2,014
Leasehold Improvements	24,131	24,131
Equipment	77,742	77,742
	103,887	103,887
Less accumulated depreciation	72,558	63,722
Total	$31,329	$40,165

Depreciation expense charged to operations was $8,836 and $2,953 in the first three months of 2009 and 2008, respectively.

6.  INTANGIBLE ASSETS

Intangible assets at March 31, 2009 consisted of software for website development cost:

	March 31, 2009	December 31, 2008

Website development costs	$64,650	$64,650
Less accumulated depreciation	17,717	12,329
Total	$46,933	$52,321

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at	March 31, 2009	December 31, 2008

Accounts payable	$588,660	$474,315
Accrued interest	81,040	65,872
Accrued salaries	21,150	21,119
Accrued commissions	3,720	3,720
Accrued professional fees	374,607	324,636
Miscellaneous accruals	47,345	42,014
Total	$1,116,522	$931,676

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

The amendment also provided the former shareholders of Kiwibox the option to receive the value of the reset shares in common stock options of equivalent value. To date, all of the penalty shares have been issued. The promissory note for $225,000 had subsequently been reduced by $75,000 in connection with a settlement agreement reached with one of the former shareholders of Kiwibox, and the remaining $150,000 was paid during the last quarter of 2008.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

GOODWILL (continued)

The excess of the purchase price over the net assets acquired had been previously recognized as Goodwill in the amount of $3,138,751.

Management projected the discounted cash flow for the operations of the Company’s Kiwibox Media Inc. subsidiary, including the costs incurred by the Company’s Magnitude, Inc. subsidiary which has no own revenue basis but provides management, accounting, and investor relations and other professional services for the combined entity, over a period of five years. This analysis showed that the reliance on outside investors to provide needed additional funding to augment cash flow from operations would likely persist for a period in excess of one year. Management decided to write off the entire goodwill position at the end of the 2008 year because the willingness of outside investors to continue funding operations until positive cash flow can be realized, cannot be assured. A fair value of the Kiwibox subsidiary cannot be determined due to the fact that at this time this is essentially a start-up business with minimal revenues.

9. LOANS PAYABLE

The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at March 31, 2009 and December 31, 2008:

On December 4, 1996, Magnitude, Inc. repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000

Total	$75,000

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

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

11.  NOTES PAYABLE (continued)

	March 31,	December 31,
	2009	2008
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000

In January 2008 a shareholder loaned the Company $40,000 pursuant to which the Company issued a demand note bearing interest at the rate of 5% per year.	40,000	40,000

In September 2008 and December 2008 a shareholder loaned the Company $50,000 and $100,000, repayable under convertible promissory notes bearing interest at 10% per annum and payable on demand.	150,000	150,000

In December 2008 an investor loaned the Company $30,000 repayable on January 15, 2009, bearing interest at 6.5% per year. The Company promised to issue 500,000 restricted common shares as loan origination fee. The note is overdue at March 31, 2009.	30,000	30,000

In January and February 2009 a shareholder loaned the Company $350,000 and $150,000, repayable under convertible promissory notes bearing interest at 10% per annum and payable on demand. On March 31, 2009, these notes and $100,000 of notes listed above were amended to include an option for the holder to convert the debt into common stock at $0.01 per share. The intrinsic value of the beneficial conversion feature was valued at $600,000 resulting in a charge to interest and a credit to additional paid-in capital in the same amount.	500,000	-

Total	$745,000	$245,000

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009

11. LONG-TERM DEBT

Long-term debt as of March  31, 2009 and December 31, 2008 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529

Total	33,529

Less current maturities	33,529
Long-term debt, net of current maturities	$-

12. COMMITMENTS AND CONTINGENCIES

On February 1, 2009, the Company entered a one year lease for approximately 900 square feet of office space at 1250 Route 28, Suite 309, Branchburg, New Jersey. This lease agreement currently calls for a base rental payment of $1,250 per month plus utility/cam/property tax charges of approximately $900 per month.

In addition, we maintain offices for our Kiwibox operations at 330 W. 38th Street, New York, New York 10018, consisting of approximately 1,600 square feet. We have a two-year lease covering these offices and pay minimum monthly rentals of $3,908 plus tenants’ share of 0.86% of utility/cam/property tax charges through August 31, 2008, and minimum monthly rentals of $4,013 plus additional rentals for the twelve months ending August 31, 2009. On August 19, 2008, we amended the lease to include additional 600 square feet office space, at an added cost of $1,569 /month and an increase in the tenants’ share to 1.18%. The amended lease runs through August 2009. Our total rent expenses were $32,434 and $24,387 during the three months ended March 31, 2009 and 2008, respectively.

In connection with the restructuring of our business operations in March, 2009, we commenced consolidating our operations in New York. As part of this consolidation, we vacated our New Jersey offices, located at 1250 Route 28, Branchburg, New Jersey. As a consequence, the landlord has commenced a collection lawsuit, seeking to obtain payment of the rent and expenses owned under the terms of the lease. We expect that the landlord’s claims range between $20,000 to $25,000 and we expect to settle these claims with the landlord in the near term.

13. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2009 and 2008, one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $30,000 and $170,963, respectively, for legal services. At March 31, 2009, the Company owed this director $313,570.

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
MARCH 31, 2009

RELATED PARTY TRANSACTIONS (continued)

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

14. SUBSEQUENT EVENTS

On April 24, 2009, the Company filed a report on Form 8-K, advising about the lay-off effective April 24, 2009 of its employees in the course of a restructuring program. The announcement also indicated that the Company was in  the process of re-employing certain employees and negotiating employment agreements with others.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Magnitude Information Systems, Inc., contained herein and in the Company’s annual report for the year ended December 31, 2008 as filed on Form 10-K. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

The Company had no material revenues during either the first quarter in 2009 or 2008.  Its only revenues are derived by its subsidiary Kiwibox Media Inc. whose business had not yet matured to a stage where significant revenues could be generated. For the quarter ended March 31, 2009, total revenues amounted to $17,885 compared to $13,914 recorded in the first quarter of 2008.

Gross profits amounted to $8,651 after considering $9,234 in website hosting expenses.  After deducting selling -, research -, and general and administrative expenses of $674,311 compared to the $603,531 recorded in the first quarter of 2008, the Company realized an operating loss of $665,660 compared to an operating loss of $602,808 in the same period in 2008.

The major items included in non-operating income and expenses were the recognition of $600,000 in interest expense from the intrinsic value of a beneficial conversion option on convertible debt and a charge of $77,806 from the change in fair value of derivative liabilities.  The quarter concluded with a net loss of $1,362,653. After accounting for dividends accrued on outstanding preferred stock which totaled $12,816 the net loss applicable to common shareholders was $1,375,469 or $0.003 per share, compared to a loss of $2,151,309 or $0.007 per share for the first quarter in the previous year.

Liquidity and Capital Resources

We have financed our business with new debt since our cash flow is insufficient to provide the working capital necessary to fund our operations. We received $500,000 in cash from short-term loans from accredited private investors during the quarter. We have an urgent need for working capital to fund our operations. If we are unable to immediately receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $2,496,958 at March 31, 2009, as compared to $5,148,331 at December 31, 2008.  The change is primarily attributable to a reclassification of a position of $3,330,812 derivative liabilities included in the December 31, 2008 balance sheet to additional paid-in capital, following the conversion of certain shares of the Series G convertible preferred stock into common stock, in February 2009.  Stockholders’ equity showed an impairment of $2,415,472 at the end of the period, compared to an impairment of $5,048,621 at the beginning of the year. The negative cash flow from operations totaled $503,850 and was financed by new debt.

We have no bank debt and aside from trade payables and accruals, our indebtedness at March 31, 2009, consisted of certain notes and loans aggregating $820,000. The position “Obligations to be settled in stock” of $135,200 includes $106,000 for common shares due under consulting agreements, finance costs of $10,000 to be settled in common shares and $19,200 for services to be settled in common stock warrants, where the underlying securities had not yet been issued by year-end. Current liabilities also include $440,891 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

Absent the receipt of immediate equity investment or loans, we will be compelled to severely curtail operations and possibly, close our business operations. Assuming we can receive current funds to continue to operate our businesses, absent the receipt of this additional funding, our website development, results of operations and financial condition could be subject to material adverse consequences.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.    CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Form 10-Q for the quarter ended March 31, 2009, an evaluation was undertaken, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act; and; based upon that evaluation, Company management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the design of the Company’s disclosure controls and procedures are effective and ensure that all material information required to be disclosed by the Company in the reports that it files or submits under the Act, are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms; in addition, the evaluation confirmed that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to Company management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART  II  -  OTHER INFORMATION

Item1	LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any legal proceedings, except as follows: in March, 2009, in connection with the restructuring of our business operations, we commenced consolidating our operations in New York. As part of this consolidation, we vacated our New Jersey offices, located at 1250 Route 28, Branchburg, New Jersey. As a consequence, the landlord has commenced a collection lawsuit, seeking to obtain payment of the rent and expenses owed of approximately between $20,000 and $25,000 under the lease. We expect to settle this claim with the landlord in the near term.

Item 1A.	RISK FACTORS

        A smaller reporting company is not required to provide the information required by this Item.

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Issuance of unregistered securities

On February 19, 2009, 43,610 shares of our Series G convertible stock, originally issued to the three former shareholders of Kiwibox, automatically converted into an aggregate 17,857,142 restricted common shares. One of the Kiwibox shareholders had sold his shares of Series G convertible stock in a private transaction prior to their automatic conversion. We are in negotiations with the two other Kiwibox shareholders and have not yet authorized the delivery of any certificates representing the underlying restricted common shares to them pending the conclusion of these ongoing negotiations. We issued the 43,610 shares of our Series G convertible stock to the former three shareholders of Kiwibox in connection with our acquisition of their business on August 16, 2007. As reported in the current report on Form 8-K filed with the Commission on August 20, 2007, we issued these preferred shares to the three Kiwibox shareholders in a private transaction and relied upon the exemptions from the registration requirements of the Securities Act provided by Regulation D and Section 4(2) of the Securities Act.

(b)	Not applicable

(c)	None

Item 3	DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $440,000.  These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

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

On January 7, 2009, the Company filed a report on Form 8-K, informing about a press release which announced the release of a Research Coverage Initiation report providing information about Magnitude Information Systems Inc.

On January 20, 2009, the Company filed a report on Form 8-K, informing about a press release which announced the participation of Kiwibox Media Inc. in a “partner program” with YouTube.

On January 29, 2009, the Company filed a report on Form 8-K, informing about the voting results of a shareholder vote relative to a Consent Solicitation relating to an increase in the authorized number of common shares, and the appointment of the Company’s independent auditors for the year 2009.

On March 4, 2009, the Company filed a report on Form 8-K, informing about a press release which announced a marketing program involving Kiwibox Media Inc, and Universal Music Group.

On March 11, 2009, the Company filed a report on Form 8-K, informing about a press release which announced a rapid increase in the number of Unique Visitors to the Kiwibox youth-oriented website.

On March 24, 2009, the Company filed a report on Form 8-K, informing about the resignation of one outside director from the Company’s board of directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNITUDE INFORMATION SYSTEMS, INC.

Date: May 18, 2009	By:	/s/	Rudolf Hauke
Rudolf Hauke
Chief Executive Officer