Form 10-Q
period 2009-06-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2009-08-14
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended June 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______ to _______

Commission file number  33-20432

MAGNITUDE INFORMATION SYSTEMS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2228828
(State or other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

330 W. 38th St., New York, NY 10018	(212) 967-1953
(Address of Principal Executive Office) (Zip Code)	(Registrant’s telephone number including area code)

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

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of August 12, 2009, was 454,099,712 shares.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

INDEX

		Page
		Number
PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets
	- June 30, 2009 (unaudited) and December 31, 2008 (audited)	3

	Consolidated Statements of Operations
	- Three and six months ended June 30, 2009 and 2008 (unaudited)	4

	Consolidated Statements of Cash Flows
	- Six months ended June 30, 2009 and 2008 (unaudited)	5 - 6

	Notes to Consolidated Financial Statements	7 - 15

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	16 – 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4	Controls and Procedures	17

PART II - OTHER INFORMATION		19 - 20

Item 1. Legal Proceedings		19

Item 1A. Risk Factors		19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		19

Item 3. Defaults Upon Senior Securities		19

Item 4. Submission of Matters to a Vote of Security Holders		19

Item 5. Other information		19

Item 6. Exhibits		20

SIGNATURES		21

PART I  - Item 1   Financial Statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets
Current Assets
Cash	$45,578	$5,000
Accounts receivable, net of allowance for doubtful accounts of $0 and $0	5,374	9,800
Prepaid expenses	4,890	16,162
Total Current Assets	55,842	30,962
Property and equipment, net of accumulated depreciation of $81,394 and $63,722	22,493	40,165
Software, net of accumulated amortization of $23,104 and $12,329	41,546	52,321
Deferred financing costs, net of accumulated amortization of $619,900 and $615,900	-	4,000
Other assets	17,724	3,224
Total Assets	137,605	130,672

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Accounts payable and accrued expenses	783,482	931,676
Obligations to be settled in stock	148,200	135,200
Dividends payable	453,708	428,076
Loans and notes payable	1,170,000	320,000
Derivative liability – warrants and options	-	3,330,812
Current maturities of long-term debt	33,529	33,529
Total Current Liabilities	2,588,919	5,179,293
Long-term Debt	-	-
Total Liabilities	2,588,919	5,179,293

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized: 2,500 shares have been designated Cumulative Preferred Stock, of which 1 share is issued and outstanding	0	0
300,000 shares have been designated Series A Convertible Preferred Stock,
350,000 shares have been designated Series B Convertible Preferred Stock,
120,000 shares have been designated Series C Convertible Preferred Stock,
500,000 shares have been designated Series D Convertible Preferred Stock,
500,000 shares have been designated Series E Convertible Preferred Stock,
43,610 shares have been designated Series G Convertible Preferred Stock,
of which a combined total 85,890 and 129,500 shares are issued and outstanding	86	129
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized; issued and outstanding 454,099,712 and 436,242,570 shares	45,410	43,624
Additional paid-in capital	44,386,294	40,159,909
Loans receivable – stockholders	(131,262)	(131,262)
Accumulated (deficit)	(46,751,842)	(45,121,021)

Total Stockholders’ Equity (Impairment)	(2,451,314)	(5,048,621)

Total Liabilities and Equity (Impairment)	$137,605	$130,672

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Total Revenues	$20,959	$4,300	$38,844	$18,214

Cost of Goods Sold	2,263	18,559	11,497	31,750

Gross Profit (Loss)	18,696	(14,259)	27,347	(13,536)

Selling expenses .	12,769	12,410	101,565	73,204
Provision for bad debts	-	-	-	7,893
Stock-based compensation (see below)	-	57,000	-	57,000
Research and development cost	-	7,200	-	7,200
General and administrative expenses	260,261	762,869	845,776	1,297,713

Loss from Operations	(254,334)	(853,738)	(919,994)	(1,456,546)

Other Income (Expense)
Miscellaneous income	-	-	-	27,008
Misc. non-operating expenses	-	(3,102)	-	(3,102)
Change in fair value –derivative liability	-	1,945,641	(77,806)	(245,796)
Amortization of deferred financing cost	-	(11,666)	(4,000)	(70,303)
Gain on extinguishment of debt	32,416	25,000	32,416	718,856
Interest income	5	549	5	549
Interest expense	(20,623)	-	(635,810)	(5,375)
Total Other Income (Expense)	11,798	1,956,422	(685,195)	421,837

Profit (Loss) before Provision for Income Taxes	(242,536)	1,102,684	(1,605,189)	(1,034,709)

Provision for income taxes	-	-	-	-

Net Profit (Loss)	$(242,536)	$1,102,684	$(1,605,189)	$(1,034,709)

Dividends on Preferred Stock	(12,816)	(13,916)	(25,632)	(27,832)

Net Profit (Loss) applicable to Common Shareholders	$(255,352)	$1,088,768	$(1,630,821)	$(1,062,541)
Net Profit (Loss) per Common Share	$(0.001)	$0.003	$(0.004)	$(0.003)
Weighted Average Number of Common Shares Outstanding	454,099,712	376,242,570	449,635,427	337,270,348

All of the stock-based compensation relates to selling, general and administrative expenses.

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows from Operating Activities
Net Loss	$(1,605,189)	$(1,034,709)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	32,447	87,900
Change in fair value – derivative liabilities	77,806	(680,056)
Secutities issued for expenses	5,940	57,000
Loss on disposal of assets	-	2,553
Intrinsic value of beneficial conversion rights	600,000	-
Gain on extinguishment of debt	-	(693,856)
Decreases (Increases) in Assets
Accounts receivable	4,426	7,893
Prepaid expenses	11,272	(9,371)
Other assets	(14,500)	-
Increases (decreases) in Liabilities
Obligations to be settled in stock	13,000	925,852
Accounts payable and accrued expenses	65,376	(194,349)
Net Cash Used by Operating Activities	(809,422)	(1,531,143)

Cash Flows from Investing Activities
Cash outlay for website development costs	-	(64,650)
Cash paid as additional consideration-Kiwibox Acquisition	-	(50,000)
Purchases of equipment and fixtures	-	(22,205)
Net Cash Used by Investing Activities	-	(136,855)

Cash Flows from Financing Activities
Proceeds from loans and notes	850,000	40,000
Issuance of common stock	-	1,610,000
Net Cash Provided by Financing Activities	850,000	1,650,000

Net Increase (Decrease) in Cash	40,578	(17,998)
Cash at Beginning of Period	5,000	470,148
Cash at End of Period	$45,578	$452,150

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Interest paid	-	-
Taxes paid	-	-

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Six Months Ended June 30, 2009

Reclassification of derivative liabilities to Additional Paid-in capital	$3,408,618

Forgiveness of debt by related party	$213,570

Six Months Ended June 30, 2008

Goodwill incurred by obligation to be settled in stock for 20 million penalty shares	$200,000

Additional deferred finance costs incurred by obligation to be settled in stock	$35,000

Additional goodwill incurred via promissory note	$225,000

Settlement of deferred revenue liability with stock	$40,000

Settlement of note conversions and finance cost obligations with stock and warrants	$123,644

Issuance of stock and warrants for prior subscription obligations	$1,800,000

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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
JUNE 30, 2009

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 and its quarterly report on Form 10-Q for the period ended March 31, 2009.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2009, the results of operations for the three and six months ended June 30, 2009 and 2008, and the cash flows for the six months ended June 30, 2009 and 2008, have been included.

Principles of Consolidation

The consolidated financial statements include the accounts of Magnitude Information Systems, Inc. and its subsidiaries Magnitude, Inc. and Kiwibox Media, Inc. All significant inter-company balances and transactions have been eliminated.

Depreciation and Amortization

Property and equipment are recorded at cost.  Depreciation on equipment, furniture and fixtures and leasehold improvements is computed on the straight-line method over the estimated useful lives of such assets between 3-10 years, or lease term for leasehold improvements, if for a shorter period.  Maintenance and repairs are charged to operations as incurred.

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
JUNE 30, 2009

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

Capitalization of Software /Website development costs

The Company capitalized outside-contracted development work in accordance with the guidelines published under EITF 00-2, Accounting for Web Site Development Costs, adopted during the quarter ended March 31, 2008.  Under EITF 00-2, costs incurred during the planning stage are expensed, while costs relating to software used to operate a web site or for developing initial graphics should be accounted for under SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, unless a plan exists or is being developed to market the software externally. Under SOP 98-1, internal and external costs incurred to develop internal-use computer software during the application development stage should be capitalized. Costs to develop or obtain software that allows for access or conversion of old data by new systems should also be capitalized, excluding training costs. Fees incurred for web site hosting, which involve the payment of a specified, periodic fee to an Internet service provider in return for hosting the web site on its server(s) connected to the Internet, are expensed over the period of benefit, and included in cost of sales in the accompanying financial statements. A total of $0 and $64,650 was capitalized for web-site development work during the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.

Fair Value Measurements

The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 157, Fair Value Measurements, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under FASB Statement No. 157, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Since the number of shares issuable under the Company’s Series G convertible preferred stock was indeterminable during the year ended December 31, 2008, the Company had measured the fair value of warrants and options outstanding at December 31, 2008, which was determined to be $3,330,812, measured using significant unobservable inputs (Level 3) under a Black-Scholes valuation method. The change in value during the six months ended June 30, 2009 was a loss of $77,806 and during the six months ended June 30, 2008 a profit of $1,945,641, both reported in the Statement of Operations under Other Income (Expense).

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

 On February 19, 2009, all outstanding shares of the Series G stock automatically converted into 17,857,142 common shares, thereby removing the indeterminable factor and giving rise to a reclassification of the entire position of $3,408,618 into additional paid-in capital, which included a further $77,806 loss incurred during the first quarter 2009.

The Company adopted the provisions of Statement  of  Financial  Accounting  Standards  (SFAS) No. 159,  "The Fair Value Option for Financial Assets and Financial  Liabilities", which included and amendment of FASB Statement No. 115 with respect to improvement of financial  reporting of certain  investments  in debt and  equity  securities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The implementation of this new standard did not have a material impact on the Company's financial position, results of operations and cash flows for the six months ended June 30, 2009.

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

Net Loss Per Share

Net loss per share, in accordance with the provisions of Financial Accounting Standards Board No. 128, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period.  Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 183,578,598 common shares at June 30, 2009, comprised of 151,139,648 shares issuable upon exercise of stock purchase warrants, 16,753,542 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 14,955,871 shares potentially issuable upon conversion of convertible debt. Such debt, presently convertible at the option of the holder at a price of $0.01 per share, totals $950,000 which would yield 95,000,000 shares if fully exercised, however, the respective notes, all of which were issued to the same investor, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.9%. At the end of the quarter, this clause limits any conversion to the aforementioned 14,955,871 shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

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
JUNE 30, 2009

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

4. PREPAID EXPENSES

Prepaid Expenses at the end of the quarter consisted of $3,506 prepaid health insurance and $1,384 prepaid business insurance costs.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at	June 30, 2009	December 31, 2008
Furniture	$2,014	$2,014
Leasehold Improvements	24,131	24,131
Equipment	77,742	77,742
	103,887	103,887
Less accumulated depreciation	81,394	63,722
Total	$22,493	$40,165

Depreciation expense charged to operations was $17,672 and $6,357 in the first six months of 2009 and 2008, respectively.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
6.  INTANGIBLE ASSETS

Intangible assets at June 30, 2009 consisted of software for website development cost:

	June 30, 2009	December 31, 2008
Website development costs	$64,650	$64,650
Less accumulated depreciation	23,104	12,329
Total	$41,546	$52,321

Amortization expense charged to operations was $10,775 and $2,680 in the first six months of 2009 and 2008, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at	June 30, 2009	December 31, 2008
Accounts payable	$293,829	$474,315
Accrued interest	101,653	65,872
Accrued salaries and payroll taxes	34,580	21,119
Accrued commissions	3,720	3,720
Accrued professional fees	321,635	324,636
Miscellaneous accruals	28,065	42,014
Total	$783,482	$931,676

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
JUNE 30, 2009

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

9. LOANS PAYABLE

The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at June 30, 2009 and December 31, 2008:

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

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

11.  NOTES PAYABLE (continued)

	June 30,	December 31,
	2009	2008
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000

In January 2008 a shareholder loaned the Company $40,000 pursuant to which the Company issued a demand note bearing interest at the rate of 5% per year.	40,000	40,000

In September 2008 and December 2008 a shareholder loaned the Company $50,000 and $100,000, repayable under convertible promissory notes bearing interest at 10% per annum and payable on demand.	150,000	150,000

In December 2008 an investor loaned the Company $30,000 repayable on January 15, 2009, bearing interest at 6.5% per year. The Company promised to issue 500,000 restricted common shares as loan origination fee. The note is overdue at March 31, 2009.	30,000	30,000

In January and February 2009 a shareholder loaned the Company $350,000 and $150,000, repayable under convertible promissory notes bearing interest at 10% per annum and payable on demand. On March 31, 2009, these notes and $100,000 of notes listed above were amended to include an option for the holder to convert the debt into common stock at $0.01 per share. The intrinsic value of the beneficial conversion feature was valued at $600,000 resulting in a charge to interest and a credit to additional paid-in capital in the same amount.	500,000	-

During April, May and June 2009, the same shareholder loaned the Company an aggregate $350,000 under the same terms as the earlier notes issued in the first quarter. All of the notes were subsequently amended to include the stipulation that the shares to be issued if the holder elected a conversion, together with other shares held by this shareholder, may not result in an ownership interest exceeding 9.9%.	350,000	-

Total	$1,095,000	$245,000

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

11. LONG-TERM DEBT

Long-term debt as of June 30, 2009 and December 31, 2008 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529
Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$-

12. COMMITMENTS AND CONTINGENCIES

We maintain offices for our Magnitude and Kiwibox operations at 330 W. 38th Street, New York, New York 10018, for approximately 1,400 square feet. These leases expire with the end of 2010 and pay minimum monthly rentals of $3,769 plus tenants’ share of utility/cam/property tax charges which average approximately $800 per month.

Our total rent expenses were $57,436 and $36,326 during the six months ended June 30, 2009 and 2008, respectively.

During the second quarter we entered into an agreement with a consultant to serve as the Company’s Chief Technology Officer. The agreement has a term of twelve months and may be extended by mutual consent. It provides for remuneration for services and expenses at the rate of $20,000 and 100,000 restricted shares per month, and a signing bonus of 500,000 restricted shares.

13. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2009 and 2008, one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $40,000 and $220,963, respectively, for legal services. At June 30, 2009, the Company conditionally owed this director $100,000 pursuant to an agreement whereby $313,570 owed to him and recorded in the books of the company at December 31, 2008 were cancelled and replaced with a stipulation that $100,000 would be paid to him for his services if his current efforts to obtain additional working capital for the company were successful.  This debt forgiveness of $213,570 was booked as a direct contribution to paid-in capital.

During the second quarter in 2008, we paid $24,000 to a major shareholder for investor relations services.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Magnitude Information Systems, Inc., contained herein and in the Company’s annual report for the year ended December 31, 2008 as filed on Form 10-K, and in the quarterly report for the period ended March 31, 2009. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Description of Business

The Company is continuing to proceed with a restructuring plan whereby we will optimize our network strategy to improve performance and broaden our reach to an extended circle of potential subscribers. This effort goes hand to hand with a drive to substantially reduce overhead costs. At the end of the quarter, our burn rate for current operations has been reduced to a level between approximately $80,000 and $100,000. Currently, the Company is exploring new website options and features intended to generate revenues and to expand user communications, and is in discussion with certain technology providers to optimize its content and network capabilities.

Results of Operations for the Three and Six Months Ended June 30, 2009 Compared to the Three and Six Months Ended June 30, 2008

The Company had no material revenues during either the first two quarters in 2009 or 2008.  Its only revenues are derived by its subsidiary Kiwibox Media Inc. whose business had not yet matured to a stage where significant revenues could be generated. For the three and six months ended June 30, 2009, total revenues amounted to $20,959 and $38,844, respectively, compared to $4,300 and $18,214 recorded in the same periods in 2008.

Gross profits for the six months ended June 30, 2009 amounted to $27,347 after considering $11,497 in website hosting expenses.  After deducting selling -, research -, and general and administrative expenses of $273,030 and $947,341 for the three and six months ended June 30, 2009, compared to $839,479 and $1,443,010 recorded in the same periods in 2008, the Company realized operating losses of $254,334 and $919,994 for the three and six months ended June 30, 2009 compared to operating losses of $853,738 and $1,456,546 in the same periods in 2008. The large decline in operating expenses was the result of severe cost cutting measures initiated in the course of current restructuring efforts. In particular, outlays for salaries and consulting expenses were sharply reduced due to cut-backs in staffing and curtailment of consultant retentions.

During the quarter, the major items included in non-operating income and expenses were the recognition of $32,416 in income from the cancellation of liabilities incurred in prior fiscal years.  The quarter concluded with a net loss of $242,536, for the quarter and a loss of $1,605,189 for the first six months in 2009. After accounting for dividends accrued on outstanding preferred stock which totaled $12,816 and $25,632, respectively, the net loss applicable to common shareholders was $255,352 or $0.001 per share and $1,630,821 or $0.004 per share for the quarter and six months ended June 30, 2009, compared to income (loss) of $1,088,768 or $0.003 per share and $(1,062,541) or $(0.003) per share for the same periods in the previous year.

Liquidity and Capital Resources

We have financed our business with new debt since our cash flow is insufficient to provide the working capital necessary to fund our operations. We received $350,000 in cash from short-term loans from accredited private investors during the quarter. We have an urgent need for working capital to fund our operations. If we are unable to immediately receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $2,533,077 at June 30, 2009, as compared to $5,148,331 at December 31, 2008.  The change is primarily attributable to a reclassification of a position of $3,330,812 derivative liabilities included in the December 31, 2008 balance sheet to additional paid-in capital, following the conversion of certain shares of the Series G convertible preferred stock into common stock, in February 2009, and the receipt by the company of an aggregate $850,000 in short term loans during 2009.  Stockholders’ equity showed an impairment of $2,451,314 at the end of the period, compared to an impairment of $5,048,621 at the beginning of the year. The negative cash flow from operations totaled $809,422 and was financed by new debt.

We have no bank debt and aside from trade payables and accruals, our indebtedness at June 30, 2009, consisted of certain notes and loans aggregating $1,170,000. The position “Obligations to be settled in stock” of $148,200 includes $119,000 for common shares due under consulting agreements, finance costs of $10,000 to be settled in common shares and $19,200 for services to be settled in common stock warrants, where the underlying securities had not yet been issued by year-end. Current liabilities also include $453,708 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

Absent the receipt of immediate equity investment or loans, we will be compelled to severely curtail operations and possibly, close our business operations. Assuming we can receive current funds to continue to operate our businesses, absent the receipt of this additional funding, our website development, results of operations and financial condition could be subject to material adverse consequences..

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.    CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Form 10-Q for the quarter ended June 30, 2009, an evaluation was undertaken, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act; and; based upon that evaluation, Company management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the design of the Company’s disclosure controls and procedures are effective and ensure that all material information required to be disclosed by the Company in the reports that it files or submits under the Act, are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms; in addition, the evaluation confirmed that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to Company management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)     Issuance of unregistered securities

      The Company did not issue any unregistered securities during the quarter.

(b)           Not applicable

(c)           None

Item 3     DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $454,000.  These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

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

(b)           Reports on Form 8-K:

On April 3, 2009, the Company filed a report on Form 8-K, informing about a press release which announced the launch of a proprietary custom mobile platform for the Kiwibox website.

On April 3, 2009, the Company filed a report on Form 8-K, informing about the issuance of certain promissory notes.

On April 30, 2009, the Company filed a report on Form 8-K, informing about the Company’s ongoing restructuring of its operations.

On May 22, 2009, the Company filed a report on Form 8-K, informing about the appointment of A. Scholz as a director of the Company. and consolidation of operations in its New York office.

On June 12, 2009, the Company filed a report on Form 8-K, informing about the consolidation of certain outstanding debt in a new master convertible promissory note secured by its shares in its Kiwibox subsidiary, and the conclusion of a consulting agreement with one of its directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNITUDE INFORMATION SYSTEMS, INC.

Date: August 14, 2009	By:	/s/ Joerg Klaube
Joerg Klaube
Chief Financial Officer