Form 10-Q
period 2009-09-30
MAGNITUDE INFORMATION SYSTEMS INC
filed 2009-11-16
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended September 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______ to _______

Commission file number  33-20432

MAGNITUDE INFORMATION SYSTEMS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2228828
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

4 Claire Drive, Bridgewater, New Jersey 08807	(212) 967-1953
(Address of Principal Executive Office) (Zip Code)	(Registrant’s telephone number including area code)

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

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of October 31, 2009, was 443,168,060 shares.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES

INDEX

		Page
		Number
PART 1	- FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets
	- September 30, 2009 (unaudited) and December 31, 2008 (audited)	3

	Consolidated Statements of Operations
	- Three and nine months ended September 30, 2009 and 2008 (unaudited)	4

	Consolidated Statements of Cash Flows
	- Nine months ended September 30, 2009 and 2008 (unaudited)	5 - 6

	Notes to Consolidated Financial Statements	7 - 16

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4	Controls and Procedures	19

PART II	- OTHER INFORMATION	20 - 21

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Submission of Matters to a Vote of Security Holders	20

Item 5.	Other information	20

Item 6.	Exhibits	21

SIGNATURES		22

PART I  - Item 1   Financial Statements

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008 (Audited)
Assets
Current Assets
Cash	$89,781	$5,000
Accounts receivable, net of allowance for doubtful accounts of $0 and $0	7,792	9,800
Prepaid expenses	6,862	16,162
Total Current Assets	104,435	30,962
Property and equipment, net of accumulated depreciation of $82,709 and $63,722	20,993	40,165
Software, net of accumulated amortization of $28,492 and $12,329	36,158	52,321
Deferred financing costs, net of accumulated amortization of $615,900 (2008)	-	4,000
Other assets .	17,724	3,224
Total Assets	179,310	130,672

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Accounts payable and accrued expenses	766,357	931,676
Obligations to be settled in stock	87,047	135,200
Dividends payable	466,523	428,076
Loans and notes payable	1,511,385	320,000
Derivative liability – warrants and options	-	3,330,812
Current maturities of long-term debt	33,529	33,529
Total Current Liabilities	2,864,841	5,179,293
Long-term Debt	-	-
Total Liabilities	2,864,841	5,179,293

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized: 2,500 shares have been designated Cumulative Preferred Stock, of which 1 share is issued and outstanding	0	0
300,000 shares have been designated Series A Convertible Preferred Stock,
350,000 shares have been designated Series B Convertible Preferred Stock,
120,000 shares have been designated Series C Convertible Preferred Stock,
500,000 shares have been designated Series D Convertible Preferred Stock,
500,000 shares have been designated Series E Convertible Preferred Stock,
43,610 shares have been designated Series G Convertible Preferred Stock,
of which a combined total 85,890 and 129,500 shares are issued and outstanding	86	129
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized;
issued and outstanding 443,168,060 and 436,242,570 shares	44,317	43,624
Additional paid-in capital	44,583,376	40,159,909
Loans receivable – stockholders	(131,262)	(131,262)
Accumulated (deficit)	(47,182,048)	(45,121,021)

Total Stockholders’ Equity (Impairment)	(2,685,531)	(5,048,621)

Total Liabilities and Equity (Impairment)	$179,310	$130,672

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Total Revenues	$14,928	$18,841	$53,772	$37,055

Cost of Goods Sold	9,223	6,266	20,720	38,016

Gross Profit (Loss)	5,705	12,575	33,052	(961)

Selling expenses	10,213	21,689	111,778	94,893
Provision for bad debts	-	-	-	7,893
Stock-based compensation (see below)..	121,929	-	121,929	57,000
Research and development cost	-	-	-	7,200
General and administrative expenses	258,212	576,021	1,103,988	1,873,734

Loss from Operations	(384,649)	(585,135)	(1,304,643)	(2,041,681)

Other Income (Expense)
Miscellaneous income	-	549	-	26,459
Misc. non-operating expenses	(450)	(549)	(450)	(2,553)
Change in fair value –derivative liability	-	(262,546)	(77,806)	(508,342)
Amortization of deferred financing cost	-	-	(4,000)	(70,303)
Gain on extinguishment of debt	-	1,942	32,416	720,798
Interest income	-	-	5	549
Interest expense	(32,291)	(6,965)	(668,101)	(12,340)
Total Other Income (Expense)	(32,741)	(267,569)	(717,936)	154,268

Profit (Loss) before Provision for Income Taxes	(417,390)	(852,704)	(2,022,579)	(1,887,413)

Provision for income taxes	-	-	-	-

Net Profit (Loss)	$(417,390)	$(852,704)	$(2,022,579)	$(1,887,413)

Dividends on Preferred Stock	(12,815)	(13,915)	(38,447)	(41,747)

Net Profit (Loss) applicable to Common Shareholders	$(430,205)	$(866,619)	$(2,061,026)	$(1,929,160)

Net Profit (Loss) per Common Share	$(0.001)	$(0.002)	$(0.005)	$(0.005)

Weighted Average Number of Common Shares Outstanding	448,633,886	401,709,237	449,301,580	358,749,978

All of the stock-based compensation relates to selling, general and administrative expenses.

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash Flows from Operating Activities
Net Loss	$(2,022,579)	$(1,887,413)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	45,885	93,717
Change in fair value – derivative liabilities	77,806	508,342
Bad debt expense	-	7,893
Securities issued for expenses	121,929	57,000
Interest accretion on long term debt	1,385	-
Loss on disposal of assets	450	2,553
Compensation recognized-shareholder loan forgiveness	-	5,459
Intrinsic value of beneficial conversion rights	600,000	-
Gain on extinguishment of debt	-	(720,798)
Decreases (Increases) in Assets
Accounts receivable	2,008	(8,475)
Prepaid expenses	9,300	(3,191)
Other assets	(14,500)	-
Increases (decreases) in Liabilities
Obligations to be settled in stock	31,847	-
Accounts payable and accrued expenses	48,250	(76,960)
Net Cash Used by Operating Activities	(1,098,219)	(2,021,873)

Cash Flows from Investing Activities
Cash outlay for website development costs	-	(64,650)
Cash paid as additional consideration-Kiwibox
Acquisition	-	(50,000)
Purchases of equipment and fixtures	(7,000)	(25,204)
Net Cash Used by Investing Activities	(7,000)	(139,854)

Cash Flows from Financing Activities
Proceeds from loans and notes	1,190,000	90,000
Repayments of loans and notes	-	(75,000)
Repayment of shareholder loan	-	75,000
Issuance of common stock	-	1,610,000
Net Cash Provided by Financing Activities	1,190,000	1,700,000

Net Increase (Decrease) in Cash	84,781	(461,727)
Cash at Beginning of Period	5,000	470,148
Cash at End of Period	$89,781	$8,421

The accompanying notes are an integral part of the consolidated financial statements.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Nine Months Ended September 30, 2009

Reclassification of derivative liabilities to Additional Paid-in capital	$3,408,618

Forgiveness of debt by related party	$213,570

Settlement of obligations with common stock and common stock options	$80,000

Nine Months Ended September 30, 2008

Goodwill incurred by obligation to be settled in stock for 20 million penalty shares	$200,000

Additional deferred finance costs incurred by obligation to be settled in stock	$35,000

Additional goodwill incurred via promissory note	$225,000

Settlement of deferred revenue liability with stock	$40,000

Settlement of note conversions and finance cost obligations with stock and warrants	$123,644

Issuance of stock and warrants for prior subscription obligations	$1,800,000

Settlement with stock of penalties in connection with Kiwibox acquisition	$495,800

Offsetting of note payable to shareholder loan receivable	$75,000

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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
SEPTEMBER 30, 2009

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2008 and its quarterly reports on Form 10-Q for the periods ended March 31, 2009 and June 30, 2009.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2009, the results of operations for the three and nine months ended September 30, 2009 and 2008, and the cash flows for the nine months ended September 30, 2009 and 2008, have been included.

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

Goodwill and Intangible Assets

The Company accounts for its goodwill and intangible assets pursuant to Financial Accounting Standards Board Accounting Codification Topic 350, "Intangibles - Goodwill and Other", (“ASC 350”). Under ASC 350, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms. Goodwill and intangibles with  indefinite  lives  are  evaluated  at least  annually  for  impairment  by comparing the asset's  estimated  fair value with its carrying  value,  based on cash flow methodology.

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
SEPTEMBER 30, 2009

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Securities Issued for Services

The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method.  For non-employees, the fair market value of the Company’s stock on the date of stock issuance or option/grant is used.  The Company has determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. The Company has adopted the provisions of ASC 718, “Compensation – Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

Reclassification of certain securities under ASC 815-15

Pursuant to ASC 815-15, “Contracts in Entity’s own Equity”, if a company has more than one contract subject to this Issue, and partial reclassification is required, there may be different methods that could be used to determine which contracts, or portions of contracts, should be reclassified.  The Company's method for reclassification of such contracts is reclassification of contracts with the latest maturity date first. During the first quarter of 2009, we reclassified a position of $3,408,618 from liabilities for derivative securities to additional paid-in capital after the indeterminate factor in connection with the conversion clause of certain convertible preferred shares was removed.

Capitalization of Software /Website development costs

The Company capitalized outside-contracted development work in accordance with the guidelines published under ASC 350-50, “Website Development Costs”,  adopted during the quarter ended March 31, 2008.  Under ASC 350-50, costs incurred during the planning stage are expensed, while costs relating to software used to operate a web site or for developing initial graphics should be accounted for under ASC 350-50, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, unless a plan exists or is being developed to market the software externally. Under ASC 350-50, internal and external costs incurred to develop internal-use computer software during the application development stage should be capitalized. Costs to develop or obtain software that allows for access or conversion of old data by new systems should also be capitalized, excluding training costs. Fees incurred for web site hosting, which involve the payment of a specified, periodic fee to an Internet service provider in return for hosting the web site on its server(s) connected to the Internet, are expensed over the period of benefit, and included in cost of sales in the accompanying financial statements. A total of $0 and $64,650 was capitalized for web-site development work during the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively.

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Since the number of shares issuable under the Company’s Series G convertible preferred stock was indeterminable during the year ended December 31, 2008, the Company had measured the fair value of warrants and options outstanding at December 31, 2008, which was determined to be $3,330,812, measured using significant unobservable inputs (Level 3) under a Black-Scholes valuation method. The change in value during the three and nine months ended September 30, 2009 was a loss of $77,806 and during the three and nine months ended September 30, 2008 a loss of $262,546 and $506,342, respectively, all reported in the Statement of Operations under Other Income (Expense).

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period.  Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 202,609,772 common shares at September 30, 2009, comprised of 168,139,648 shares issuable upon exercise of stock purchase warrants, 9,553,542 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, 1,550,000 shares to be issued for compensation, and 22,637,045 shares potentially issuable upon conversion of convertible debt. Such debt, presently convertible at the option of two holders at a price of $0.01 per share, totals $1,290,000 which would yield 129,000,000 shares if fully exercised, however, the respective notes, all of which were issued to these two investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.9%. At the end of the quarter, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

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
SEPTEMBER 30, 2009

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

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000.  Balances in these accounts may, at times, exceed the federally insured limits. At September 30, 2009, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. PREPAID EXPENSES

Prepaid Expenses at the end of the quarter consisted of prepaid business insurance costs.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at	September 30, 2009	December 31, 2008
Furniture	$6,645	$2,014
Leasehold Improvements	24,131	24,131
Equipment	72,926	77,742
	103,702	103,887
Less accumulated depreciation	82,709	63,722
Total	$20,993	$40,165

Depreciation expense charged to operations was $25,723 and $9,494 in the first nine months of 2009 and 2008, respectively.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

6.  INTANGIBLE ASSETS

Intangible assets at September 30, 2009 consisted of software for website development cost:
	September 30, 2009	December 31, 2008
Website development costs	$64,650	$64,650
Less accumulated amortization	28,492	12,329
Total	$36,158	$52,321

 Amortization expense on software costs charged to operations was $16,163 and $6,030 in the first nine months of 2009 and 2008, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at	Sept. 30, 2009	December 31, 2008

Accounts payable	$282,701	$474,315
Accrued interest	131,035	65,872
Accrued salaries and payroll taxes	13,471	21,119
Accrued commissions	3,720	3,720
Accrued professional fees	314,695	324,636
Miscellaneous accruals	20,735	42,014
Total	$766,357	$931,676

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
SEPTEMBER 30, 2009

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

9. LOANS PAYABLE

The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at September 30, 2009 and December 31, 2008:

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

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

11.  NOTES PAYABLE (continued)

	September 30,	December 31,
	2009	2008
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000

In January 2008 a shareholder loaned the Company $40,000 pursuant to which the Company issued a demand note bearing interest at the rate of 5% per year.	40,000	40,000

In September 2008 and December 2008 a shareholder loaned the Company $50,000 and $100,000, repayable under convertible promissory notes bearing interest at 10% per annum and payable on demand.	150,000	150,000

In December 2008 an investor loaned the Company $30,000 repayable on January 15, 2009, bearing interest at 6.5% per year. The Company issued 500,000 restricted common shares as loan origination fee. In August 2009, $1,385 accrued interest was added to the principal amount. The note is overdue at September 30, 2009.	31,385	30,000

In January and February 2009 a shareholder loaned the Company $350,000 and $150,000, repayable under convertible promissory notes bearing interest at 10% per annum and payable on demand. On March 31, 2009, these notes and $100,000 of notes listed above were amended to include an option for the holder to convert the debt into common stock at $0.01 per share. The intrinsic value of the beneficial conversion feature was valued at $600,000 resulting in a charge to interest and a credit to additional paid-in capital in the same amount.	500,000	-

During April, May and June 2009, the same shareholder loaned the Company an aggregate $350,000 under the same terms as the earlier notes issued in the first quarter. All of the notes were subsequently amended to include the stipulation that the shares to be issued if the holder elected a conversion, together with other shares held by this shareholder, may not result in an ownership interest exceeding 9.9%.	350,000	-

During July 2009, the same shareholder and loaned the Company $250,000 under the same terms as the earlier notes issued in the second quarter. In September 2009, another investor loaned the Company $90,000, carrying interest at 10% per annum.	340,000	-

Total	$1,436,385	$245,000

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

11.	LONG-TERM DEBT

Long-term debt as of September 30, 2009 and December 31, 2008 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529
Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$-

12.	COMMITMENTS AND CONTINGENCIES

We maintain offices for our Magnitude and Kiwibox operations at 330 W. 38th Street, New York, New York 10018, for approximately 1,400 square feet. These leases expire with the end of 2010 and pay minimum monthly rentals of $3,769 plus tenants’ share of utility/cam/property tax charges which average approximately $800 per month.

Our total rent expenses were $69,397 and $65,579 during the nine months ended September 30, 2009 and 2008, respectively.

During the second quarter in 2009 we entered into an agreement with a consultant to serve as the Company’s Chief Technology Officer. The agreement has a term of twelve months and may be extended by mutual consent. It provides for remuneration for services and expenses at the rate of $20,000 and 100,000 restricted shares per month, and a signing bonus of 500,000 restricted shares.

During the third quarter in 2009 we entered into an engagement agreement with a consultant to assist the Company in the liaison to the Company’s shareholders and investors, to promote the Company and its website to the public markets, and to identify potential strategic partners, acquisition opportunities, and joint venture partners for the Company’s social networking website business. The agreement is deemed to have commenced on January 1, 2009 and extends through December 31, 2011, and calls for compensation to the consultant in the form of 2,000,000 five years warrants for the purchase of common shares, exercisable at $ 0.025 per share with a cashless exercise provision, for every six months period during the term of the agreement, and the payment in cash of unspecified amounts, the latter at the sole discretion of the Company.  The agreement furthermore recognizes that the same consultant had previously provided similar services to the Company for which he will receive a one-time payment in form of 15,000,000 five years warrants, exercisable at $0.0025 per share.

13.	RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2009 and 2008, one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $65,000 and $240,632, respectively, for legal services. At September 30, 2009, the Company conditionally owed this director $100,000 pursuant to an agreement whereby $313,570 owed to him and recorded in the books of the company at December 31, 2008 were cancelled and replaced with a stipulation that $100,000 would be paid to him for his services if his current efforts to obtain additional working capital for the company were successful.  This debt forgiveness of $213,570 was booked as a direct contribution to paid-in capital.

During the second quarter in 2008, we paid $24,000 to a major shareholder for investor relations services.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

14.	FAIR VALUE

In accordance with FASB ASC 820, “Fair Value Measurements and Disclosures”, the following table represents the Company’s fair value hierarchy for its financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:

	Level 3
	September 30,	December 31,
	2009	2008
Derivative instruments	$-	$3,330,812

The derivative instruments were valued using the market approach which is considered Level 3 because it uses inputs other than quoted prices in active markets that are unobservable. Accordingly, the derivatives were valued using the Black-Scholes model.

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At September 30, 2009, the carrying value of the notes payable and accrued interest was $1,642,420.

MAGNITUDE INFORMATION SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Magnitude Information Systems, Inc., contained herein and in the Company’s annual report for the year ended December 31, 2008 as filed on Form 10-K, and in the quarterly reports for the periods ended March 31, 2009 and June 30, 2009. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Description of Business

The Company is continuing to proceed with a restructuring plan with the goal of optimizing our network strategy to improve performance and broaden our reach to an extended circle of potential subscribers. In this process we are seeking to license innovative new technologies, preferably on an exclusive basis, that support this plan and improve the competitive position of Kiwibox in its market place. Pertinent negotiations with already identified suppliers of such technologies are expected to be finalized during the fourth quarter. In anticipation of a successful completion we have already embarked on a comprehensive test and development program and are in the process of drafting a complementary marketing strategy.

This effort goes hand to hand with a continued drive to reduce overhead costs. Our operating expenses, not including stock-based compensation, for current operations have been reduced to a level of approximately $80,000 to $100,000. We are currently receiving funding at these levels from existing investors (see sections “Loans and Notes Payable”).

Results of Operations for the Three and Nine Months Ended September 30, 2009 Compared to the Three and Nine Months Ended September 30, 2008

The Company had no material revenues during either the first three quarters in 2009 or 2008.  Its only revenues are derived by its subsidiary Kiwibox Media Inc. whose business had not yet matured to a stage where significant revenues could be generated. For the three and nine months ended September 30, 2009, total revenues amounted to $14,928 and $53,772, respectively, compared to $18,841 and $37,055 recorded in the same periods in 2008.

Gross profits for the nine months ended September 30, 2009 amounted to $33,052 after considering $20,720 in website hosting expenses.  After deducting selling - and general and administrative expenses of $390,354 and $1,337,695 for the three and nine months ended September 30, 2009, compared to $597,710 and $2,040,720 recorded in the same periods in 2008, the Company realized operating losses of $384,649 and $1,304,643 for the three and nine months ended September 30, 2009 compared to operating losses of $585,135 and $2,041,681 in the same periods in 2008. The significant decline in operating expenses was the result of severe cost cutting measures initiated in the course of current restructuring efforts. In particular, outlays for salaries and consulting expenses were sharply reduced due to cut-backs in staffing and curtailment of consultant retentions.

The quarter concluded with a net loss of $417,390 for the quarter and a loss of $2,022,579 for the first nine months in 2009. After accounting for dividends accrued on outstanding preferred stock which totaled $12,815 and $38,447, respectively, the net loss applicable to common shareholders was $430,205 or $0.001 per share and $2,061,026 or $0.005 per share for the quarter and nine months ended September 30, 2009, compared to losses of $866,619 or $0.002 per share and $1,929,160 or $0.005 per share for the same periods in the previous year.

Liquidity and Capital Resources

We have financed our business with new debt since our cash flow is insufficient to provide the working capital necessary to fund our operations. We received $340,000 in cash from short-term loans from accredited private investors during the quarter. We have an ongoing and urgent need for working capital to fund our operations. If we are unable to continue to receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $2,760,406 at September 30, 2009, as compared to $5,148,331 at December 31, 2008.  The change is primarily attributable the losses incurred in 2009 and to a reclassification of a position of $3,330,812 derivative liabilities included in the December 31, 2008 balance sheet to additional paid-in capital, following the conversion of certain shares of the Series G convertible preferred stock into common stock in February 2009, and the receipt by the company of an aggregate $1,190,000 in short term loans during 2009.  Stockholders’ equity showed an impairment of $2,685,531 at the end of the period, compared to an impairment of $5,048,621 at the beginning of the year. The negative cash flow from operations during the nine months totaled $1,098,219 and was financed by new debt.

We have no bank debt and aside from trade payables and accruals, our indebtedness at September 30, 2009, consisted of certain notes and loans aggregating $1,511,385. The position “Obligations to be settled in stock” of $87,047 accounts for common shares due under consulting agreements and for services to be settled in common stock options and warrants, where the underlying securities had not yet been issued. Current liabilities also include $466,523 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

Our current cash reserves and net cash flow from operations expected during the near future will be insufficient to fund our operations and website development and marketing plan over the next twelve months. We expect to fund these requirements with further investments in form of debt or equity capital and are in ongoing discussions with existing investors to secure funding. There can be no assurance, however, that we will be able to secure needed financing in the future and identify a financing source or sources, and if we do, whether the terms of such financing will be acceptable or commercially reasonable.

Absent the receipt of needed equity investment or loans, we will be compelled to severely curtail operations and possibly, close our business operations. Assuming we can receive current funds to continue to operate our businesses, we may need additional funding for marketing and website development, absent of which our website development, results of operations and financial condition could be subject to material adverse consequences..

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

A smaller reporting company is not required to provide the information required by this Item.

Item 4.    CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Form 10-Q for the quarter ended September 30, 2009, an evaluation was undertaken, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act; and; based upon that evaluation, Company management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the design of the Company’s disclosure controls and procedures are effective and ensure that all material information required to be disclosed by the Company in the reports that it files or submits under the Act, are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms; in addition, the evaluation confirmed that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to Company management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART  II  -  OTHER INFORMATION

Item 1   LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any pending material legal proceedings.

Item 1A. RISK FACTORS

        A smaller reporting company is not required to provide the information required by this Item.

Item 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)   Issuance of unregistered securities

      During the third quarter in 2009 the Company issued the following unregistered securities:

(i)	500,000 common shares to an investor as loan origination fee.
(ii)
2,192,845 common shares to an employee who was a former principal shareholder of Kiwibox Media Inc. pursuant to a settlement agreement which also provided for the surrender and cancellation of an aggregate 13,624,497 common shares previously issued to this individual.

(iii)	Stock purchase warrants for the acquisition of an aggregate 17,000,000 shares, exercisable at $0.025 per share during five years (see section “Commitments and Contingencies”).

The Company relied upon the private placement exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) thereof in connection with the issuance of the above identified securities. The Company had a pre-existing relationships with the recipients of above securities and no general solicitation was involved; the certificates representing the common shares issued contained restrictive legends, designated them as restricted securities and stating that any transfer or other disposition of such shares can only be made in compliance with the registration requirements of the Securities Act or pursuant to exemptions therefrom.

(b)	Not applicable

(c)	None

Item 3	DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $466,000.  These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

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

(b)           Reports on Form 8-K:

No reports on Form 8-K were filed during the third quarter in 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

MAGNITUDE INFORMATION SYSTEMS, INC.

Date: November 14, 2009	By:	/s/ Joerg Klaube
Joerg Klaube
Chief Financial Officer