Form 10-K
period 2009-12-31
Kiwibox.Com, Inc.
filed 2010-03-31
CIK 838796

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2009

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE OF 1934

For the Transition Period   From            to

Commission File No. 33-20432

KIWIBOX.COM, INC.
(formerly known as Magnitude Information Systems, Inc.)
Exact Name of Registrant as Specified in its Charter

DELAWARE	75-2228828
State or Other Jurisdiction of	IRS Employer
Incorporation or Organization	Identification Number

330 W. 38th Street, #1602, New York,  New York 10018
Address of Principal Executive Offices            Zip Code

(212) 239-8210
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

Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The Registrant’s revenues for the fiscal year ended December 31, 2009 were $50,450.

Common stock, par value $.0001 per share (“Common Stock”), was the only class of voting stock of the Registrant outstanding on March 1, 2010. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on March 1, 2010, ($0.01), the aggregate market value of the 402,234,607 shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on March 1, 2010, was approximately $4,022,346. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

As of March 1, 2010, 491,293,060 shares of Common Stock, $.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

KIWIBOX.COM, INC.

PART I
ITEM 1:           BUSINESS

Section 1.1      The Company

Kiwibox.Com, Inc. (the “Company”) was incorporated as a Delaware corporation on April 19, 1988 under the name Fortunistics, Inc. On November 18, 1998, the Company changed its name to Magnitude Information Systems, Inc. On December 31, 2009, the Company changed its name to Kiwibox.Com, Inc.

On August 16, 2007 the Company acquired all outstanding shares of Kiwibox Media, Inc.

The Company, its subsidiary Magnitude, Inc. and Kiwibox Media Inc. were separate legal entities until December 31, 2009, with Kiwibox Media, Inc. being a wholly owned subsidiary. The 1% of Magnitude, Inc. not owned by the Company constituted a minority interest which was valued at $0. On December 31, 2009, the two subsidiaries Magnitude, Inc. and Kiwibox Media, Inc.  merged into the Company.

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

The Company is currently subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934.  The Company has the authority to issue an aggregate of One Billion Four Hundred Million (1,400,000,000) Common Shares, par value $.0001, following an increase from 700,000,000 shares, authorized by the shareholders of the Company on January 29, 2009, and Three Million (3,000,000) Preferred Shares, par value $.001, of which at December 31, 2009, Two Thousand Five Hundred (2,500) were designated as Cumulative Preferred Shares, par value $.001; Three Hundred Thousand (300,000) were designated as Series A Senior Convertible Preferred Stock, par value $0.001; Three Hundred Fifty Thousand (350,000) were designated as Series B Senior Convertible Preferred Stock, par value $0.001; One Hundred Twenty Thousand (120,000) were designated as Series C Senior Convertible Preferred Stock, par value $0.001; Five Hundred Thousand (500,000) were designated as Series D Senior Convertible Preferred Stock, par value $0.001; Five Hundred Thousand (500,000) were designated as Series E Senior Convertible Preferred Stock, par value $0.001, and Forty-Three Thousand Six Hundred Ten (43,610) were designated Series G Senior Convertible Preferred Stock

As of December 31, 2009, there were outstanding 478,168,060 Common Shares, 1 Cumulative Preferred Share, and 85,890 Convertible Preferred Shares.

Description of Business

Overview

Prior to the implementation of its strategic business plan in 2007, the Company’s primary product was an integrated suite of proprietary software modules previously marketed under the name ErgoEnterprise™. During the latter half of fiscal year 2006, Company management concluded that the marketplace for the Company’s ergonomic software products was not developing, and would not develop to the material extent necessary in the next 12 to 24 months, to support and sustain the Company’s sales efforts. Accordingly, management determined that it would be in the best interests of the Company and its shareholders to identify another business opportunity and pursue it for the benefit of our shareholders. On February 19, 2007, the Company, pursuant to its strategic plan to seek another business opportunity, signed an Agreement and Plan of Reorganization with the owners of a social networking website, to acquire their Kiwibox.com website and business, represented by Kiwibox Media, Inc. Pursuant to that certain Agreement and Plan of Reorganization, in August, 2007, Kiwibox Media, Inc. merged with and into Magnitude Operations, Inc., a wholly owned subsidiary of Magnitude Information Systems, Inc., in a “reverse merger” transaction. The three shareholders of Kiwibox Media, Inc. transferred and delivered all of the outstanding stock of Kiwibox Media, Inc. to Magnitude Operations, Inc. for cancellation and received in exchange shares of Magnitude Information Systems, Inc. at closing. Also at closing and as a result of the merger, the separate legal existence of Magnitude Operations, Inc. ceased and Kiwibox Media, Inc. became the surviving corporation of the merger and a wholly owned subsidiary of Magnitude Information Systems, Inc. On December 31, 2009 Magnitude Information Systems, Inc. changed its name to Kiwibox.Com, Inc.

We own and operate “Kiwibox.com”, a social networking website. Initially launched in 1999, Kiwibox.com is an online social networking website dedicated to teen users and young adults. The Kiwibox website provides online content in several categories produced by users. We have formed a user-based contingent of contributors that submit, review and comment upon content and articles from all over the world, 24 hours a day, seven days a week.  Kiwibox has a regional-based advertising-system that allows target-group-optimized ads for advertisers and sponsors.

History

Kiwibox.com was founded in 1999 by three students attending Carnegie Mellon University. Kiwibox.com was built as an online destination for teens, combining editorial content with interactive community features.  Kiwibox.com produces a “For Teen by Teens” Online Magazine, and currently has over one-thousand (1,000) active member contributors and editors. This user generated entertainment content is managed though a proprietary Kiwibox.com editorial system that is unique to Kiwibox.com, and is highly acclaimed by the user base.  Acceptance of this model was demonstrated through exponential membership growth during the first two years of operations. This membership growth required better access to entertainment and content sources, advertisers, and business partners, thus in 2000 the Kiwibox operations relocated from Pittsburgh to New York City.  When the 2001 “dot-com” bubble burst in 2001 many Internet advertising agencies as well as Kiwibox competitors were forced out of business.  In response Kiwibox.com reduced its operations and focused on maintaining and growing its membership community, while establishing itself as  a highly trusted and safe website ...

Kiwibox Operations

In the United States alone the teenage population is approximately 44 Million, as estimated by the US Census Bureau, and they spent over $189 billion in 2006 according to eMarketer. Spending by and on teens is projected to grow to $208 billion by 2011.  To reach teens online, marketers will increasingly look to social networks. According to eMarketer, advertising on social networking websites is projected to be over $2 billion for 2008 and to grow to over $4 billion by 2011.  Today’s teenagers are the first generation to grow up with social networks where the new focus is to be always online and connected with your friends. In fact, according to the Pew Internet and American Life Project, 83 percent of U.S. teenagers are online. And although there are a number of websites that have targeted this large marketplace no one site has yet to dominate it. We will strive through technology and content enhancements to make the Kiwibox.com website one of the most exciting social networks in the United States

In mid-year 2009 we started a review process to identify new user preferences and trends in the market, partially driven by the growing presence of social websites such as facebook, mySpace, and Twitter. We also started to investigate the newest web technologies and to actively look for potential strategic partners.

In October 2009 we began trials and test runs of our web site on a new platform based on most recent web technologies.   This project encompasses the utilization of modern user tools including integrated mail systems and a proprietary messaging system, all designed to significantly increase average on-line times of users which should project favorably on our revenue profile.  Concurrently, we improved Web 2.0 Technology user friendliness and usability of web site features by means of AJAX-Technology.  In addition, we integrated features found in other social networks such as Blogging, Messaging, Live-Tickers, Chat, Photo tagging, and Event Submission. Inclusion of regional events calendars with participant listings and „Kiwi-Shots“ are intended to motivate users to frequent log-ins and interactive use of the website.

Overall, we equipped the entire website with the newest state-of-the-art advertising features which enable sponsors to self-direct their message to specific target audiences based on gender, age, geographic region, education, and interests. That also included a Google optimization with privacy options which improves Google search results.  Special attention was given to end up with a scaleable and highly redundant system that can accommodate future growth.  One of the most important features of a social network website is the Search and „be found“ function. Here we completely updated our member search function to facilitate friends searches and establish networks of users on a global basis.

Potential Revenue Streams and Marketing Strategy

Currently we generate the majority of our revenue from advertising/sponsorships.  Although we anticipate average web advertising CPM (click per thousand) rates to decrease in 2010, revenue growth is expected as the revitalized site is launched, membership activity increases and new planned marketing strategies are implemented.
With the integration of target-group optimized advertising we seek to accommodate potential advertisers, recognizing and responding to the importance of a contact-price in relation to the internet target “cloud”. It is getting more and more important to get access to the right target group and know how to direct advertising – and this is only possible in social networks.

Community means social network – and this lives from networking. Our new website is based on the latest web technology which makes it easier for users to stay connected and to interact with each other.  In addition, our website features and contents spectrum are designed to enlarge our potential user audience through inclusion of the “Young Adults” segment.

Safety

Kiwibox.com has developed a proprietary monitoring model which assists in maintaining a safe site for our member base, combining both technology based systems and user moderation.  Over the last 9 years our team has selected trusted long term members to become “Helpers” known on the Kiwibox.com site as “Guides”. These Guides utilize internal Kiwibox provided tools to remove inappropriate content as needed, guide and warn users, and continually scan the site for unsafe content or user activity. These helpers have an icon next to their username denoting that they are a KiwiHelper, thus users who believe they are not being treated respectfully, or otherwise feel uncomfortable, may easily find and reach a Guide to gain their assistance.  If a Guide deems that a user or site issue requires further escalation, they in turn immediately contact Kiwibox personnel, which then evaluate and resolve the issue.

In order to counter inherent problems in this area, our Kiwibox website already benefits from various safety features built right into the technology platform. This involves the private sphere configuration of users, contact blocks in case of larger age differentials, and anti-spam protection, as well as an intelligent self-learning user-scoring feature.

Competition

Our primary competitors are other youth targeted online social networks, including Facebook.com, MyYearbook.com, and MySpace.com. MySpace and Facebook are widely considered the industry leaders, however, recently statistics and strategic announcements from both companies has indicated a shift in the target audience from teens and college students to a much broader and more adult demographic, because of their international focus.   We plan to distinguish ourselves by targeting the US-market and by combining the social-network advantages with user generated content – from users to users.

Intellectual Property

We currently do not own any patents, trademarks, or licenses of any kind. However, the copyright on the Kiwibox.com web and mobile software and other related intellectual property rights are important assets.  We hold the Internet domain names Kiwibox.com, Kiwibox.net, Kiwibox.org, Kiwibox.info, Kiwibox.us, Kiwibox.mobi, Kiwiboxinc.com, and 4kiwi.com.

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

Employees

Currently, we have 4 full-time and 3 part-time employees. Our plans for hiring additional personnel during 2010 are not yet firmed up.

ITEM 1.A:      RISKS RELATED TO OUR BUSINESS

Early Stage Company; Generation of Revenues

Kiwibox.Com, Inc.  (“Kiwibox” or “the Company”) can be considered an early stage company and investors can not reasonably assume that we will ever be profitable. As an early stage company, we are likely to continue to have financial difficulties for the foreseeable future. We may successfully re-develop our website operations and generate additional revenues but still be unable to achieve profitability. Kiwibox had devoted substantial funds to develop its website, but investors should be aware that there can be no assurance that Kiwibox will ever achieve revenues that exceed its operational costs. We may not obtain the funding necessary to provide Kiwibox with the working capital necessary to continue to develop and market its website. Moreover, the Kiwibox.com website may not receive sufficient internet traffic to increase revenues or achieve profitability.

Doubt Raised About our Ability to Continue as a Going Concern.

Our financial statements have been presented on the basis that we will remain a going concern and that our assets will increase and that we will satisfy our liabilities in the normal course of our business. Kiwibox has had minimal revenues and has incurred operating losses during the fiscal years ended December 31, 2007, 2008 and 2009. Our independent auditors have concluded that these factors create an uncertainty about our ability to continue as a going concern. Our ability to continue as a going concern is dependent, among other factors, on our continued success in raising capital.

Need for Additional Capital; Short-Term Viability of Company

Our operations require immediate investment of equity capital or loans to continue to operate. If we can not secure funds in the short-term, we will be required to close our entire business operations and our website. Assuming we can receive a current investment or loans to fund our immediate operational needs, our Kiwibox website business’s future capital requirements will depend on many factors, including the degree to which teenagers use the kiwibox.com Website and the degree to which Kiwibox is able to generate revenues from users of its site. We expect to require additional financing before we achieve a profitable level of operations, however, there is no assurance that such funding will be available on acceptable terms, or at all.  If we elect to sell equity to raise additional funds, there is no assurance that additional equity can be sold on terms favorable to the Company and to its existing shareholders, with the result that existing shareholders may incur substantial dilution. Without the necessary funding, we may be required to delay, reduce or terminate some or all of our Kiwibox website business or our efforts to obtain additional funding.

No Formal Feasibility and Market Research Plan

We have collected data and statistics concerning the potential market for the Kiwibox.com website and the costs of marketing our services. We have relied principally on the judgment and conclusions of our management, based on their respective knowledge and experiences. We have not performed any formal marketing study that confirms any absolute demand for the services we are providing on our Kiwibox.com website.

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

Website and Service Development Risks

The continuing development of our Kiwibox.com website is a highly complex technical process. We are presently in the process of designing and implementing a wide array of feature and contents enhancements in order to remain competitive in our teen marketplace. If we are unable to develop and introduce new services or enhancements to our website in a timely manner in response to changing market conditions or customer requirements, our business, prospects, operating results and financial condition could be materially adversely affected.

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

Dependence on Management

The Kiwibox.com website’s success will be substantially dependent on the continued services and on the performance of our current senior management. We will also be dependent upon our ability to retain and provide incentives for our management team. The loss of services of any one or more of our senior management team could have a material adverse affect on our operating results, business prospects and financial condition.

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

Absence of Dividends

We have not paid any dividends on our common stock and we are not likely to do so in the foreseeable future. We presently intend to retain earnings for use in growing our business. We may pay for some of our future expansion through debt financing, in which case lenders traditionally prohibit the payment of any such dividends. We also are prohibited from paying dividends on our common stock before we have paid all dividends accrued on our preferred stock, which accruals amounted to $479,339 at December 31, 2009. Investors should be aware, therefore, that the Company intends to re-invest any earnings back into our business for the foreseeable future and that they should have no expectations of receiving any dividends on the common shares they may purchase.

ITEM 2:             DESCRIPTION OF PROPERTIES

We maintain offices for our Kiwibox operations at 330 W. 38th Street, New York, New York 10018, for approximately 1,400 square feet. The lease expires with the end of 2010 and we pay minimum monthly rentals of $3,769 plus tenants’ share of utility/cam/property tax charges which average approximately $800 per month.

ITEM 3:             LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any material legal proceedings.

ITEM 4:             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of this fiscal period.
At the beginning of 2009 we engaged in a proxy vote solicitation and on January 29, 2009, shareholders of a total 244,725,773 common shares, out of the 436,242,570 shares outstanding, voted to increase our authorized common shares to 1,400,000,000 shares and voted to ratify the appointment of Rosenberg Rich Baker Berman and Company to serve as our independent auditors for the fiscal year ending December 31, 2009, as follows:

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

(a)  Market Information

The Company’s common stock currently trades on the Electronic Bulletin Board of the OTC market, under the symbol KIWB.  The following table sets forth, for the calendar quarters indicated, and for the last three years, the high and low sales prices for the Company’s common stock.

	OTC-BB
	Low/Bid	High/Ask
2007
First Quarter	$0.03	$0.06
Second Quarter	0.04	0.08
Third Quarter	0.04	0.07
Fourth Quarter	0.02	0.05
2008
First Quarter	$0.01	$0.04
Second Quarter	0.02	0.03
Third Quarter	0.01	0.03
Fourth Quarter	0.01	0.03
2009
First Quarter	$0.01	$0.03
Second Quarter	0.01	0.02
Third Quarter	0.01	0.01
Fourth Quarter	0.01	0.04

(b)  Shareholders

As of March 1, 2010, there were approximately 400 shareholders of record for the Company’s Common Stock.  The number of record holders does not include shareholders whose securities are held in street names.

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

Recent Issues of  Unregistered Securities

During the fourth quarter of 2009 the Company issued the following unregistered securities:

We issued 35,000,000 Units pursuant to subscription agreements with four accredited investors and received subscription proceeds of $875,000, less $60,000 paid to a finder in connection with such investment, during the fourth quarter. The subscription price for each Unit was $.025, with each Unit comprised of one restricted common share and one fourth common stock purchase warrant. Each warrant is exercisable during a five year period at the exercise price of $.05 per warrant and contains a cashless exercise provision.

All of the above offerings and sales were made in reliance upon the exemption from registration under Rule 506 of Regulation D promulgated under the Securities Act and/or Section 4(2) of the Securities Act, based on the following: (a) the investors confirmed to us that they were “accredited investors,” as defined in Rule 501 of Regulation D promulgated under the Securities Act; (b) the investors were all shareholders of or prior investors in, the Company, had pre-existing relationships with the Company and the Company did not engage in any general solicitation with respect to the offerings; (c) the investors acknowledged that all securities being purchased were “restricted securities” as defined under applicable securities laws, and agreed to transfer such securities only in a transaction registered under the Securities Act or pursuant to available exemptions from such registration requirements; and (d) a legend was placed on the certificates representing each such security, disclosing that such securities are deemed restricted securities and could only be sold or otherwise transferred if registered under the Securities Act or pursuant to exemptions from such registration requirements.

ITEM 6:             SELECTED FINANCIAL DATA

Except for historical information, the Company's reports to the Securities and Exchange Commission on Form 10-K and Form 10-Q and periodic press releases, as well as other public documents and statements, contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those expressed or implied by the statements. These risks and uncertainties include general economic and business conditions, development and market acceptance of the Company’s products, current dependence on the willingness of investors to continue to fund operations of the Company and other risks and uncertainties identified in the Company's reports to the Securities and Exchange Commission, periodic press releases, or other public documents or statements.

Readers are cautioned not to place undue reliance on forward-looking statements. The Company undertakes no obligation to republish or revise forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrences of unanticipated events.

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2005 through 2009 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

The financial data are those of Kiwibox.Com, Inc. (f/k/a Magnitude Information Systems, Inc.) including the operations of Magnitude, Inc and, starting with August 16, 2007, the date of acquisition, the operations of KiwiBox Media, Inc. All inter-company accounts and transactions have been eliminated in consolidation.

Balance Sheet
	December 31,
	2009	2008	2007	2006	2005
Total assets	$141,415	$130,672	$3,221,336	$169,128	$515,629
Current liabilities	2,311,386	5,179,293	6,316,912	2,674,613	1,180,010
Long-term debt	-	-	-	-	-
Working capital	(2,226,345)	(5,148,331)	(5,826,532)	(2,553,451)	(1,016,230)

Shareholders’ equity (deficit)	$(2,169,971)	$(5,048,621)	(3,095,576)	(2,505,485)	(664,381)

Statement of Operations
	For the Year Ended December 31,
	2009	2008	2007	2006	2005
Total revenues	$50,450	$59,421	$29,745	$47,701	$189,552
Operating income (loss)	(1,609,956)	(6,206,870)	(2,447,832)	(3,716,867)	(2,410,670)
Net (loss)	(2,440,465)	(5,493,764)	(3,881,652)	(3,895,262)	(2,218,257)
Net (loss) after dividends on preferred shares	(2,491,728)	(5,545,096)	(3,935,133)	(4,473,726)	(2,341,492)
Net loss per common share	$(0.006)	$(0.015)	$(0.016)	$(0.026)	$(0.017)
Number of shares used in computing per share data	447,090,174	373,156,459	243,609,819	170,692,731	138,097,577

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Kiwibox.Com, Inc., included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Description of Business

In mid-year 2009 we started a review process to identify new user preferences and trends in the market, partially driven by the growing presence of social websites such as Facebook, MySpace, and Twitter. We also started to investigate the newest web technologies and to actively look for potential strategic partners.

In October 2009 we began trials and test runs of our web site on a new platform based on most recent web technologies.   This project encompasses the utilization of modern user tools including integrated mail systems and a proprietary messaging system, all designed to significantly increase average on-line times of users which should project favorably on our revenue profile.  Concurrently, we improved Web 2.0 Technology user firendliness and usability of web site features by means of AJAX-Technology.

In addition, we integrated features found in other social networks such as Blogging, Messaging, Live-Tickers, Chat, Photo tagging, and Event Submission. Inclusion of regional events calendars with participant listings and “Kiwi-Shots” are intended to motivate users to frequent log-ins and interactive use of the website. Overall, we equipped the entire website with the newest state-of-the-art advertising features which enable sponsors to self-direct their message to specific target audiences based on gender, age, geographic region, education, and interests. That also included a Google optimization with privacy options which improves Google search results.  Special attention was given to end up with a scaleable and highly redundant system that can accommodate future growth.

Currently we generate the majority of our revenue from advertising/sponsorships.  Although we anticipate  average web advertising CPM (click per thousand) rates to  decrease in 2010, revenue growth is expected as the revitalized site is launched, membership activity increases and new planned marketing strategies are implemented.
With the integration of target-group optimized advertising we seek to accommodate potential advertisers , recognizing and responding to the importance of a contact-price in relation to the internet target “cloud”. It is getting more and more important to get access to the right target group and know how to direct advertising – and this is only possible in social networks.

Results of Operations for the Twelve Months Ended December 31, 2009 Compared to the Twelve Months Ended December 31, 2008

The Company had no material revenues during 2009 and 2008.  Our website presence is not yet supported by a volume of active members-users that would provide a basis for significant growth in advertising revenues. For the year ended December 31, 2009, total revenues amounted to $50,450 compared to $59,421 in 2008. Revenues were derived entirely from the Kiwibox operations.

Gross profits amounted to $11,683 after considering $38,767 in website hosting expenses.  After deducting selling, research, and general and administrative expenses of $1,621,639 compared to the $6,229,283 recorded in 2008, the Company realized an operating loss of $1,609,956 compared to an operating loss of $6,206,870 in 2008.  Included in SG&A expenses for 2008 was a position of $3,138,751 attributable to the impairment of goodwill previously capitalized in connection with the acquisition of the Kiwibox business. Excluding this charge the 2008 operating expenses would have been $3,090,532. On this basis, management’s efforts to reduce costs and streamline operations clearly showed the desired effect even though some cost savings measures such as a reduction in staffing and non-essential expenditures took effect only during the course of the year. For the year 2010 management expects a further reduction in total operating expenses which, coupled with an expected increase in revenues, will start a process of putting the company on a path towards eventually eliminating the erosion of shareholder value.

The major item included in non-operating income and expenses was a charge of $600,000 accounting for the intrinsic value of the beneficial conversion feature associated with convertible debt. In addition, the Company arrived at a settlement with a former principal of its Kiwibox subsidiary which among other, entailed the write off of a $131,262 loan to that shareholder, transacted during the time before the Company acquired Kiwibox Media Inc. We also incurred a charge of $77,806 in connection with changes in the valuation of derivative liabilities, and income of $114,597 from the extinguishment of debt, consisting of $76,855 owed to a director and $37,742 from extinguishments of other company obligations.  The year concluded with a net loss of $2,440,465. After accounting for dividends accrued on outstanding preferred stock which totaled $51,263 the net loss applicable to common shareholders was $2,491,728 or $0.006 per share, compared to a loss of $5,545,096 or $0.015 per share for the previous year.

Liquidity and Capital Resources

We have financed our business with new debt and equity capital since our cash flow is insufficient to provide the working capital necessary to fund our operations. We recorded $815,000 in cash from subscriptions for new equity capital from accredited private investors during 2009. In addition, we received $1,540,000 from short-term loans. We also retired $730,000 of short term debt. We have an urgent need for working capital to fund our operations. If we are unable to immediately receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $2,226,345 at December 31, 2009, as compared to $5,148,331 at December 31, 2008.  Stockholders’ equity showed an impairment of $2,169,971 at the end of the year, compared to an impairment of $5,048,621 at the beginning of the year. The relative improvement stems primarily from the elimination of $3,408,618 in derivative liabilities associated with the conversion of our Series G Convertible Preferred Stock in February 2009 which reflected directly in the equity column. The negative cash flow from operations totaled $1,586,512 and was substantially financed by new debt and equity which was obtained through private placements. The new equity placements were consummated by issuance of common stock and warrants to accredited investors. Details of such transactions can be found in the “Changes and Issuance of Securities” sections in the Company’s quarterly reports on Forms 10-Q during the year, as well as in the pertinent section of this report.

We have no bank debt and aside from trade payables and accruals, our indebtedness at December 31, 2009, consisted of certain notes and loans aggregating $1,130,000. The position “Obligations to be settled in stock” of $132,900 includes $76,900 for common shares and options accrued for certain officers and directors pursuant to their respective employment and remuneration agreements, and $56,000 for stock and warrants due under consulting agreements. Current liabilities also include $479,339 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

Absent the receipt of immediate equity investment or loans, we will be compelled to close our business operations. Absent the receipt of sufficient funds, our website development, results of operations and financial condition could be subject to material adverse consequences. There can be no assurance that we will find alternative funding for the working capital required to finance on-going operations.

Subsequent Events – Fiscal Year 2010

During February 2010 we received an aggregate $125,000 in equity capital from subscriptions for “units’ consisting of common stock shares and stock purchase warrants (see “Recent Issues of Unregistered Securities” above).

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Item 9A(T).  Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K for the Year ended December 31, 2009, an evaluation was undertaken, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act; and; based upon that evaluation, Company management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the design of the Company’s disclosure controls and procedures are effective and ensure that all material information required to be disclosed by the Company in the reports that it files or submits under the Act, are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms; in addition, the evaluation confirmed that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to Company management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Control over Financial Reporting

Since the date of the most recent evaluation of the Company’s internal controls by the Chief Executive Officer and Chief Financial Officer, there have not been any significant changes in the Company’s internal controls or other factors for the period covered by the subject Form 10-K that materially affected or were likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B:  OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROLPERSONS

The names of all directors and executive officers of the Company are as follows:

Name	Positions	Term Served (Expires)

Edward L. Marney	Director
	President, Chief Executive	May 5, 2006 to August 1, 2008*
Officer

Rudolf Hauke	Director
	President, Chief Executive Officer	July 14, 2008 to present

	Director	Dec. 2, 2005 to present
Joerg H. Klaube	Sr. Vice President, Secretary,	July 31, 1997 to present
Chief Financial Officer

Steven L. Gray	Director
	Chairman of the Board	May 18, 2000 to July 18, 2008*

Joseph J. Tomasek	Director	Feb. 11, 1999 to present

Quentin Kelly	Director	July 14, 2008 to March 24, 2009*

Joerg Otzen	Director	July 14, 2008 to present

Andre Scholz	Director
	Chief Technology Officer	May 13, 2009 to present

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

Rudolf Hauke, Age 62 – Director, President and Chief Executive Officer. Mr. Hauke joined the Company in July 2008. He also currently serves as the President and Chief Executive Officer of ATG Advanced US Technology Group Inc, located in Clearwater, Florida an organization engaged in the development of image classification technologies with a principal focus on the protection of children over the internet, which he founded in 2006. Prior to establishing ATG, Dr. Hauke was a senior executive with TBS North America Inc, a biometrics company headquartered in Herndon VA, where he managed to receive a $3 million government fund from NIJ. A business executive and research scientist with more than 25 years experience, Dr. Hauke managed high-tech research initiatives at both business units within large corporations and as privately funded start-up companies. Dr. Hauke holds a PhD in Applied Physics from the University of Tubingen, Germany and began his career in 1978 as the head of R&D for CGR Koch & Sterzel where he oversaw the research, design and development of medical diagnostic systems. He became the European Marketing Manager for Toshiba Medical Systems in 1982 and significantly grew Toshiba's European market share. In 1984, he co-developed ultrasound technology for Phillips/Dornier . In 1993 he worked for Kaba Systems Switzerland - a leading provider in access control systems- building distribution networks within US . He holds more than 65 patents or patents pending.

Andre Scholz, Age 32 – Director, Chief Technology Officer. Andre Scholz has more than 15 years business experience in Internet, telecommunication technology and IT security. He holds an advanced degree from the University of Stuttgart and Konstanz in electronic engineering. Mr. Scholz is a consultant and well known technical expert for numerous social networks, communities and high-traffic sites, active around the world. He brings a wealth of social network and internet knowledge to Kiwibox. Mr. Scholz was co-founder of various internet exchange points and manages them until now. Since 1996 he is Managing Director of a carrier and Internet Service Provider in Stuttgart, Germany and since 2002 he is CEO of the Interscholz company group, Leonberg, Germany, which places private investments in and is managing and operating various companies.

Joerg H. Klaube, Age 68 – Director and Chief Financial Officer, Senior Vice President. He joined the Company in December 1994.  His business career covers a broad range of appointments in corporate financial management, treasury and administrative functions, in a variety of business environments including publicly held companies. He served as chief financial officer for software design and computer marketing firms Unitronix Corporation and Comar Technologies Inc., and the telecommunications holding company E. Oliver Capital Group. Prior to that, he was employed for sixteen years with the U.S. subsidiary of Siemens AG, where lastly he served as Director of Business Administration for its Telecommunications Division.  He graduated from the Banking School in Berlin, Germany, and holds a Masters Degree in Business Administration from Rutgers University.

Joseph J. Tomasek, Age 63 - Director. Mr. Tomasek was appointed a director in February 2000.  Mr. Tomasek also serves as our General Counsel and coordinates our legal affairs in such role. In addition to serving in these Company positions, Mr. Tomasek represents U.S. and international clients in corporate and securities law matters. Mr. Tomasek received his Juris Doctor and Bachelor of Arts Degrees from Seton Hall University and a Certificate d'Etudes in European Studies from the University of Strasbourg, France. Mr. Tomasek is a member of the Bars of the States of New Jersey, New York and Illinois. Mr. Tomasek is married to Victoria Mitchell Tomasek, Phd., and has two children.

Joerg Otzen, Age 44 – Director. Mr. Otzen was elected to serve on the Board effective July 14, 2008. He is an executive manager of the engineering company Meteor AG, , located in Zurich, Switzerland. As well, Dr. Otzen currently serves as a member of the Boards of Directors of UBL Corporate Financial Services S.A. (Switzerland) and Bullion River Corp. (U.S.A.), an SEC reporting company. Prior to his current engagement, he was a senior manager at of UBL Corporate Financial Services AG, where he managed numerous financial transactions including fundraising, investment review, interim management of companies in external portfolios and private equity funds for different clients. Dr. Otzen began his professional career with SBC Warburg in 1995, as a vice president of equity research. In 2000, he became head of corporate development at the industrial group Ascom (Switzerland) and was in charge of the numerous group's divestments during Ascom's a 4 year period of financial distress. He lead the team which managed projects in international corporate finance, merger and acquisitions, corporate lending, and, in urgent cases, the establishment of new management in distressed subsidiaries. Dr. Otzen holds a Masters and Ph.D.degrees in Mechanical Engineering from RWTH Aachen (Germany) and a Masters Degree in Business Administration from the Harvard Business School.

Family Relationships

There are no family relationships between any of the directors or executive officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company knows of no person, who at any time during the period from the date at which it filed its annual report on Form 10-K for the year ended December 31, 2009 to the present, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be  furnished  pursuant to Section 16(a).

ITEM 11:	EXECUTIVE COMPENSATION

2009 SUMMARY COMPENSATION TABLE

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of the Company during the year ended December 31, 2009, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2009, as well as the most highly compensated employees who did not serve as executive officers during 2008. Compensation information is shown for the fiscal years ended December 31, 2009, 2008 and 2007:

								(1)
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compensation ($) (g)	Non- Qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($)
Rudolf Hauke	2009	36,000	-	-	23,790	-	-	48,000	107,790
Chief Executive	2008	48,000	-	-	19,200	-	-	52,000	119,200
Officer, President,	2007	-	-	-	-	-	-	-	-
Director

Andre Scholz	2009	140,000	-	25,000	-	-	-	20,000	185,000
Chief Technology	2008	-	-	-	-	-	-	-	-
Officer, Director	2007	-	-	-	-	-	-	-	-

Joerg H. Klaube	2009	60,885	-	-	-	-	-	-	60,885
Chief Financial	2008	62,500	-	-	4,750	-	-	2,410	69,660
Officer, Director	2007	62,500	-	-	-	-	-	2,825	65,325

Joseph J. Tomasek,	2009	-	-	-	8,910	-	-	185,000	193,910
Esq., Director and	2008	-	-	-	19,000	-	-	256,800	275,800
General Legal Counsel	2007	-	-	-	-	-	-	127,000	127,000
Legal Fees:

Quentin Kelly	2009	--	-						-
Director	2008	-	-						-
	2007	-	-						-

Joerg Otzen	2009	-	-						-
Director	2008	-	-						-
	2007	-	-						-

Edward L. Marney	2008	108,173	25,000		9,500			8,863	151,536
Chief Executive	2007	128,907	15,000					12,884	156,791
Officer, President

Steven Gray	2008	30,000		-	14,250				44,250
Director	2007	20,000		111,000				3,481	134,481

Lin Dai	2008	126,923	20,000	231,831				123,785	502,539
Employee of Subsidiary	2007	57,692		472,186	223,501			91,536	844,915
Director

Ivan Tumanov	2008	103,846		202,205				50,000	356,051
Employee of	2007	57,692		385,528	223,501			80,426	747,147
Subsidiary

Michael Howard	2009	75,866	-	-	-			-	75,866
Employee of	2008	150,000	20,000	177,165	-			161,285	508,450
Subsidiary	2007	57,692		312,286	223,501			71,037	664,516

All executive officers	2009	312,751	-	25,000	32,700	-		253,000	623,451
and named significant	2008	629,442	65,000	611,201	66,700	-	-	655,143	2,027,486
employees and	2007	384,483	15,000	1,281,000	670,503			389,189	2,740,175
directors as a group

Rudolf Hauke 2009-2008: Rudolf Hauke joined the Company in July 2008 as a consultant, acting in the capacity of President and Chief Executive Officer, and as a director. During 2009 we paid him $36,000 in salary and $27,000 remuneration for services performed, and $21,000 in flat-fee expense allowances. In addition, Mr. Hauke has earned 1,200,000 non-qualified 4-year stock options, exercisable at $0.10 per common share, valued at $23,790 pursuant to the Black-Scholes valuation formula.  During 2008 we paid him $48,000 in salary and $52,000 as travel and living expense allowances. In addition, Mr. Hauke has earned 1,000,000 non-qualified stock options, 500,000 of which are 2-year options, exercisable at $.05 per common share, and 500,000 of which are 4-year options, exercisable at $.10 per common share, such options valued at $19,200 pursuant to the Black-Scholes valuation formula.

Andre Scholz  2009: Andre Scholz joined the Company in May 2009, as our Chief Technology Officer and as a director. During 2009, we paid Mr. Scholz $140,000 as salary and $20,000 in consulting fees prior to his entry into the Company.  He also has accrued 500,000 common shares as a signing bonus and is earning 100,000 common shares every month, beginning with May 15, 2009. The shares had not been issued at December 31, 2009, however, were accrued for and valued at $25,000.

Joerg H. Klaube 2009-2007:  During the years 2009, 2009, and 2007 we paid Mr. Klaube $60,855, $62,500, and $62,500, respectively, in salary.  We also made life insurance premium payments during 2008 and 2007 on his behalf in the amounts of $2,410 and 2,825, respectively. In 2008 Mr. Klaube also received options for 250,000 restricted shares, valued at $4,750 pursuant to the Black-Scholes valuation formula.

Joseph J. Tomasek 2009-2007: During fiscal years 2009, 2008 and 2007, the Company incurred or paid $185,000, $256,800 and $ 127,000, respectively, to Mr. Tomasek for legal services rendered to the Company. In 2009 Mr. Tomasek earned options for 900,000 restricted shares, valued at $8,910 pursuant to the Black-Scholes valuation formula. These options are earned at the rate of 100,000 options per month, beginning with April 2009. In 2008 Mr. Tomasek also received options for 1,000,000 restricted shares, valued at $19,000 pursuant to the Black-Scholes valuation formula.

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

Steven Gray 2008-2006. Mr. Gray served as a Director of the Company from May, 2000 through July 18, 2009, when he resigned. During 2008 we paid Mr. Gray $30,000 and issued options for 750,000 restricted shares, valued at $14,250. During fiscal year 2007 we paid Mr. Gray $20,000 and issued 1,850,000 restricted shares to him and an assignee, and 500,000 common stock purchase options for services rendered to the Company. We also issued 74,031 shares for interest on loans to the Company. During fiscal year 2006, we issued an aggregate 1,550,000 restricted common shares and 500,000 common stock purchase options to Mr. Gray for services rendered to the Company. As set forth in the column “All Other Compensation” in the above table for 2007, we valued the restricted common shares issued in the subject years based upon their average public market trading price as of the dates we issued these shares

Lin Dai 2008-2007: Lin Dai served as an employee of the Kiwibox Media, Inc., the Company’s subsidiary, and as a Director of the Company from August, 2008 through December 8, 2008 when he resigned.  During 2008, we paid Mr. Dai a salary of $126,923 and a bonus of $20,000; furthermore, we paid an aggregate $120,333 and issued 11,591,544 restricted shares valued at $231,831, in accordance with the terms of the Kiwibox acquisition agreement, as amended. We also paid him $3,452 in interest on promissory notes issued in connection with the consummation of the Kiwibox agreement.  During fiscal year 2007 we paid Mr. Dai a salary of $57,697 and, in connection with the acquisition of Kiwibox Media Inc. by Magnitude and in exchange against their ownership interest in Kiwibox Media Inc, paid a cash amount of $91,536 and issued 11,804,632 restricted common shares (listed under “Stock Awards”) and options for 7,500,000 shares, vesting over a 24-months period, exercisable at $0.057 per share. In addition to the options listed above Mr. Dai was issued performance stock options for 3,000,000 shares, further detailed below. As set forth in the column “All Other Compensation” in the above table for 2007, we valued the restricted common shares issued based upon their average public market trading price as of the dates we issued these shares; we valued the stock options  pursuant to the Black-Scholes valuation formula. Mr. Dai separated from the Company on October 30, 2008, terminating his employment agreement and surrendering all of his outstanding 10,500,000 stock options for cancellation at that time.

Ivan Tumanov 2008-2007: Mr. Tumanov served as an employee of Kiwibox Media, Inc. During 2008, we paid Mr. Tumanov a salary of $103,846; furthermore, we paid $50,000 and issued 10,110,231 restricted shares valued at $202,205, in accordance with the terms of the Kiwibox acquisition agreement, as amended. During fiscal year 2007 we paid Mr. Tumanov a salary of $57,697 and, in connection with the acquisition of Kiwibox Media Inc. by Magnitude and in exchange against their ownership interest in Kiwibox Media Inc, paid a cash amount of $80,426 and issued 9,638,213 restricted common shares (listed under “Stock Awards”) and options for 7,500,000 shares, vesting over a 24-months period, exercisable at $0.057 per share. In addition to the options listed above Mr. Tumanov was issued performance stock options for 3,000,000 shares, further detailed below. As set forth in the column “All Other Compensation” in the above table for 2007, we valued the restricted common shares issued based upon their average public market trading price as of the dates we issued these shares; we valued the stock options  pursuant to the Black-Scholes valuation formula. On September 8, 2008, Mr. Tumanov resigned as an employee of the Company, surrendering all of his outstanding 10,500,000 stock options for cancellation and his employment agreement was terminated.

Michael Howard 2009-2007: During 2009, we paid Mr. Howard $75,866 in salary. During 2008, we paid Mr. Howard a salary of $150,000 and a bonus of $20,000; furthermore, we paid an aggregate $157,833 and issued 8,858,225 restricted shares valued at $177,154, in accordance with the terms of the Kiwibox acquisition agreement, as amended. We also paid him $3,452 in interest on promissory notes issued in connection with the consummation of the Kiwibox agreement. During fiscal year 2007 we paid Mr. Howard a salary of $57,697 and, in connection with the acquisition of Kiwibox Media Inc. by Magnitude and in exchange against their ownership interest in Kiwibox Media Inc, paid a cash amount of $71,037 and issued 7,807,155 restricted common shares (listed under “Stock Awards”) and options for 7,500,000 shares, vesting over a 24-months period, exercisable at $0.057 per share. In addition to the options listed above Mr. Howard was issued performance stock options for 3,000,000 shares, further detailed below. As set forth in the column “All Other Compensation” in the above table for 2007, we valued the restricted common shares issued based upon their average public market trading price as of the dates we issued these shares; we valued the stock options  pursuant to the Black-Scholes valuation formula. During 2009 the Company and Mr. Howard reached an agreement whereby he returned to the Company for cancellation, the 8,858,725 shares issued in 2008 and 4,766,272 shares issued in 2007, against a newly issued contingent of 2,192,845 restricted common shares. The agreement furthermore called for cancellation of all previously issued stock options.  By mutual agreement, Mr. Howard left the employ of the Company in October 2009.

Employment Agreements

Rudolf Hauke – 2009-2008.   The terms of his consulting /employment agreement are included in our filing on Form 8-K of July 18, 2008 which is incorporated herein by reference to that filing. During 2009, the Company and Mr. Hauke reached an agreement pursuant to which the monthly cash compensation called for in his employment agreement ceased with the end of April 2009. However, the agreement stipulated that for future services Mr. Hauke would be remunerated from time to time, at management’s discretion, at rates mutually agreed upon.

Andre Scholz – 2009.  The terms of his consulting /employment agreement are included in our filing on Form 8-K of May 22, 2009 which is incorporated herein by reference to that filing.

Joerg Klaube – 2009-2007.  Mr. Klaube’s employment agreement, originally entered into on April 15, 2002, was amended on November 19, 2009.  The terms of the amended agreement call for a monthly salary of $4,000.  The agreement terminates on October 31, 2010 unless extended by mutual agreement.

Stock Options :

No stock options were granted during 2007, 2008 or 2009 pursuant to the Company’s 1997 Stock Option Plan and 2000 Stock Incentive Plan, to any executive officers, directors, employees or to any beneficial owners of more than 10 percent of any class of equity securities of the Company. In addition, there were no stock options or warrants exercised by any officer, director, employee or any beneficial owners of more than 10 percent of any class of equity securities of the Company during 2007, 2008 or 2009.

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

Options Granted Outside of Stock Option Plans:

On August 16, 2007, the Company closed on its acquisition of Kiwibox Media Inc. and issued to each of the three Kiwibox Shareholder stock options provided for under their employment agreements. Each Kiwibox Shareholder received a stock option to purchase up to 7,500,000 shares of our common stock at an exercise price of $.05 per share which vests and is exercisable by the Kiwibox Shareholders, 50% on the first anniversary date of the Closing, August 16, 2008, 25% 18 months after the Closing and 25% on the second anniversary of the Closing. Each Kiwibox Shareholder was also issued a performance stock option to purchase up to an additional 3,000,000 shares of our common stock, 1,500,000 of which options vest and are exercisable following the first anniversary date of the Closing if the Kiwi Business has received no less than an average 215,000 Unique Visitors during either the 10th, 11th or 12th month of the first year of the term or achieved $316,000 in gross revenues during the first year, and the balance, or 1,500,000 options vest and are exercisable by the Kiwibox Shareholders after the second anniversary date of the Closing, provided the Kiwi Business has received at least an average 550,000 Unique Visitors during either the 22nd, 23rd or 24th month of the second year of the term or achieved $1,961,000 in gross revenues during the second year of the agreements. All of these stock options are non-qualified and are exercisable at $.05 per share. During 2008, 15,000,000 of the initially granted stock options and 6,000,000 of the performance stock options were cancelled upon termination of the employment agreements with two of the original Kiwibox Shareholders. During 2009, 7,500,000 of the initially granted stock options and 3,000,000 of the performance stock options were cancelled upon termination of the employment agreements with the third original Kiwibox Shareholder

During 2009, The Chief Executive Officer earned 1,200,000 four-years stock options, exercisable at $0.10 per common share, pursuant to his employment agreement. Also during 2009, one director who also serves as the Company’s general counsel, earned 900,000 five-years stock options, exercisable at $0.05 per common share.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2009, for each of the persons covered under our Summary Compensation Table.

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards No. of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	No. of Shares or Units of Stock that have not vested	Market Value of Shares or Units of Stock that have not vested	Equity Incentive Awards, Shares, Units Or other Rights that have not vested	Equity Incentive Plan Awards: Market or Payout value of Unearned Shares,Units or other rights that have not vested
Rudolf Hauke,	500,000	-	-	$0.05	7/14/ 2010	-	-	-	-
CEO and	1,700,000	-		$0.10	8/14/2012 to
President					1/14/2014
Joerg H.	250,000	-	-	$0.025	6/26/13	-	-	-	-
Klaube,
CFO
Joseph J.	1,000,000	-	-	$0.025	6/26/13	-	-	-	-
Tomasek,	900,000	-	-	$0.05	4/30/14 to
Director and General					12/31/14
Legal Counsel
Quentin Kelly,		-	-			-	-	-	-
director		-	-			-	-	-	-
Joerg Otzen,		-	-			-	-	-	-
director		-	-			-	-	-	-

Option Exercises and Stock Vested Table: None

Pension Benefits Table: None

Nonqualified Deferred Compensation Table: None

Pre-requisites Table: None

Compensation of Directors:

We have not paid any compensation to any of our directors for services rendered as directors during fiscal years 2009, 2008 and 2007.

During 2009, 2008 and 2007, one outside director of the Company who also serves as the Company’s general and securities counsel, incurred or was paid an aggregate $185,000, $256,800 and $127,000, respectively, for legal services. During 2008 and 2007, another outside director of the Company was paid $30,000 and $20,000, respectively, for business advisory services.

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

Our Board of Directors has determined that one of its current members, Joerg Otzen, is independent under applicable securities laws.

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

The following table sets forth, as of March 1, 2010, the record and beneficial ownership of common stock of the Company by each executive officer, director and the three most highly compensated employees, all executive officers, directors and the three most highly compensated employees as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title of Class*	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Common Stock	Rudolf Hauke	12,400,000	(2)	2.51%
	Pres./CEO/Director
	Andre Scholz	24,846,176	(3)	5.04%
	CTO /Director
	Joerg Otzen	-0-		-0-
	Director
	Joerg Klaube	1,650,000	(4)	0.34%
	CFO/Director
	Joseph Tomasek	4, 613,833	(5)	0.94%
	Director

Address of all persons above: c/o the Company.

All Directors and Officers as a Group:	43,510,009		8.75%
as a Group (5 persons)

Ulrich Schuerch
Tell Capital AG	53,500,000	(6)	10.04%
Tellstrasse 21, CH-9000
St. Gallen, Switzerland

Discover Advisory Company	51,238,213	(7)	9.99%
c/o Horymor Trust Corp. Ltd.
50 Shirley Street / P.O.Box N-341,
Nassau

Cambridge Services Inc.	53,410,231	(8)	9.99%
c/o TSZ Treuhandgesellschaft Sauter & Co.
Suedstr. 11, CH-8034 Zurich, Switzerland

* The Company also has issued and outstanding as of December 31, 2009, 85,890 shares of its Senior Convertible Preferred Stock, with concentrations in excess of 10% for one or more of the holders of such stock, however, none of such shares bear any voting rights.

26

(1)
For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock which such person has the right to acquire within 60 days of March 1, 2010. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.

(2) Includes 2,400,000 stock options.
(3) Consists of 23,396,176 shares held by Interscholz Beteiligungs GmbH, a company over which Andre Scholz has control, and 1,450,000 shares accrued but not yet issued.
(4) Includes 250,000 stock options.
(5) Includes 2,100,000 stock options.
(6) Includes 2,800,000 shares accrued but not yet issued, and 3,500,000 warrants owned by Ulrich Schuerch who has investment and voting control of Tell Capital AG, 22,500,000 5-year warrants, exercisable at $0.07 per share, and 12,700,000 4-year warrants, exercisable at $0.05 per share.
(7) Includes 21,800,000 shares issuable upon conversion of convertible debt. Karen Buehler has investment and voting control of Discover Advisory Company.
(8) Includes 18,300,000 shares issuable upon conversion of convertible debt, and 25,000,000 stock purchase warrants, exercisable at $0.05 per Warrant. Victor Sauter has investment control of Cambridge Services Inc.

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

During 2009 and 2008, one outside director of the Company who also serves as the Company’s general and securities counsel, was paid or incurred an aggregate $185,000 and $256,800, respectively, for legal services. We also granted options for 900,000 shares, exercisable at $0.05 during four years, to this director during 2009.

A former director was paid $30,000 during 2008 for business consulting services.

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

During 2009, we paid or incurred an aggregate $56,308 to companies controlled by the Chief Technology Officer of the Company, for website hosting, website development and technical advisory services, and server farm installations, and $69,839 for promotional materials.

During 2009, the beneficial ownership in the Company’s securities held respectively, by Tell Capital AG of Switzerland and its principal, Ulrich Schuerch on a consolidated basis, as well as by Discover Advisory Company, located in the Bahamas, and Cambridge Services Inc. of Switzerland, in each case amounted to approximately 10% of the voting stock.  Both Discover Advisory Company and Cambridge Services Inc. are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes to during 2009. At December 31, 2009, $950,000 and $40,000 of such notes were outstanding and owed to Discover Advisory Company and Cambridge Services Inc, respectively (see section “Notes” in the Notes to Financial Statements, attached hereto).  Tell Capital AG was the lead investor in a $1 Million private placement transaction consummated in late 2009 (we refer to the Company’s filing on December 31, 2009 on Form 8-K, incorporated herein by reference). In the process, Tell Capital AG was issued a finder’s fee payment of $60,000.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Rosenberg Rich Baker Berman & Company ("Rosenberg") billed us in the aggregate amount of $38,500 and $62,000 for  professional  services  rendered  for  their  audit of our  annual financial  statements and their reviews of  the financial  statements included in our Forms 10-K and 10-Q for the years ended December  31, 2009, and December 31, 2008, respectively.

AUDIT-RELATED FEES

Rosenberg did not bill us for, nor perform  professional services  rendered for  assurance  and related  services  that were  reasonably related to the performance  of  audit or  review  of the  Company's  financial statements for the fiscal years ended December 31, 2009, and December 31, 2008.

TAX FEES

Rosenberg billed us in the aggregate amount of $6,700 and $1,500 for professional  services  rendered  for tax related services for the fiscal years ended December 31, 2009 and December 31, 2008, respectively.

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

(b)  Reports on Form 8-K

During the fourth quarter in 2009, the Company filed the following reports on Form 8-K:

On December 31, 2009 the Company filed a report on Form 8-K announcing the merger of its two subsidiaries Magnitude, Inc. and Kiwibox Media, Inc. into the Company, and a change of its corporate name from Magnitude Information Systems, Inc. to Kiwibox.Com, Inc.

On December 31, 2009 the Company filed a report on Form 8-K announcing the receipt of $875,000 pursuant to a private placement transaction, and the repayment of $600,000 promissory notes previously issued.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIWIBOX.COM, INC.

By:	/s/ Rudolf Hauke	Date: March 31, 2010
Rudolf Hauke
President and Chief Executive Officer
(Principal Executive Officer),
Director

By:	/s/ Joerg H. Klaube	Date: March 31, 2010
Joerg H. Klaube
Secretary, Chief Financial Officer
(Principal Financial Officer)
Director

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Joerg Otzen	March 31, 2010
Joerg Otzen

/s/ Joseph J. Tomasek	March 31, 2010
Joseph J. Tomasek, Director

/s/ Andre Scholz	March 31, 2010
Andre Scholz, Director

EXHIBIT INDEX

(A)	Financial Statements and Notes to Financial Statements

(3) (i)	Articles of Incorporation and Amendments thereto, incorporated herein by reference to Exhibits of previous filings with the Commission.

(3) (ii)	Bylaws of the Company, incorporated herein by reference to Exhibits of previous filings with the Commission.

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

10.36-2
Form of Registrant’s Master Corporate Promissory Note, dated June 4, 2009, delivered and accepted by Discover Advisory Company, attached as an exhibit to Registrant’s Form 8-K filed with the Commission on June 12, 2009.

10.37	Form of Registrant’s Master Corporate Promissory Note, dated June 4, 2009, delivered and accepted by

10.37	Copy of Stock Pledge Agreement, dated June 4, 2009, by and between Registrant and Discover Advisory Company- attached as an exhibit to Registrant’s Form 8-K filed with the Commission on June 12, 2009.

10.38
Copy of Consulting Agreement, dated June 1, 2009, between the Registrant, Kiwibox Media, Inc. and Andre Scholz attached as an exhibit to Registrant’s  Form 8-K filed with the Commission on June  12, 2009.

10.39	Form of Registrant’s Securities Purchase Agreement, with Warrant as an Exhibit: attached as an exhibit to Registrant’s Form 8-K filed with the Commission on December 31, 2009.

10.40
Certificate of Ownership and Merger of Kiwibox Media, Inc. with and into Magnitude Information Systems, Inc., including Corporate Name Change, dated December 15, 2009 and as filed with the Secretary of State of Delaware on December 17, 2009. attached as an exhibit to Registrant’s  Form 8-K filed with the Commission on December 31, 2009

21.	Subsidiaries of the Company:

(i)
Magnitude, Inc. and Kiwibox Media, Inc. were corporations formed under the laws of the State ofDelaware and are the names under which they conducted business. On December 31, 2009, both companies merged into the Company.

(31.1)	Certification of Rudolf Hauke, Chief Executive Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(31.2)	Certification of Joerg H. Klaube, Chief Financial Officer, pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

(99.1)     Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350
*	Documents filed as exhibits to Registrant’s current reports, quarterly reports, annual reports and registration statements and amendments thereto with the U.S. securities and Exchange Commission.

OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE

(a)	The Company’s Quarterly Reports on Form 10-Q for the periods endedMarch 31, 2009, June 30, 2009, and September 30, 2009.

(b)	All other reports filed by the Company pursuant to Section 13(a) or 15(d) ofthe Exchange Act since the Company’s fiscal year ended December 31, 2008

Kiwibox.Com, Inc.

Consolidated Financial Statements

December 31, 2009

Kiwibox.Com, Inc.

Index to the Consolidated Financial Statements
December 31, 2009

Page

Report of Independent Registered Public Accounting Firm	2

Financial Statements

Consolidated Balance Sheet	3

Consolidated Statements of Operations	4

Consolidated Statements of Stockholders Equity (Deficit)	5-6

Consolidated Statements of Cash Flows	7-9

Notes to the Consolidated Financial Statements	10-35

Rosenberg Rich Baker Berman & Company
265 Davidson Avenue, Suite 210
Somerset, New Jersey 08873

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kiwibox.com, Inc. (f/k/a Magnitude Information Systems, Inc)

We have audited the accompanying balance sheets of Kiwibox.com, Inc. as of December 31, 2009 and 2008, and the related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2009. Kiwibox.com, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kiwibox.com, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rosenberg Rich Baker Berman & Company
Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
March 31, 2010

Kiwibox.Com, Inc.

Consolidated Balance Sheets

	December 31,
	2009	2008
Assets
Current Assets
Cash	$2,518	$5,000
Accounts receivable, net of allowance for doubtful accounts of $0	2,000	9,800
Prepaid expenses and other current assets	180,523	16,162
Total Current Assets	85,041	30,962
Property and equipment, net of accumulated depreciation of $85,841 and $63,722	18,705	40,165
Website development cost, net of accumulated amortization of $1,813 and $12,329	19,945	52,321
Deferred financing costs, net of accumulated amortization of $619,900 and $615,900	-	4,000
Other Assets	17,724	3,224
Total Assets	141,415	130,672
Liabilities and Stockholders’ Equity (Impairment)
Current Liabilities
Accounts payable and accrued expenses	535,618	931,676
Dividends payable	479,339	428,076
Obligations to be settled in stock	132,900	135,200
Loans and notes payable – related parties	990,000	-
Loans and notes payable – other	140,000	320,000
Current maturities of long-term debt	33,529	33,529
Derivative liability for warrants and options	-	3,330,812
Total Current Liabilities	2,311,386	5,179,293

Commitments and Contingencies	-	-

Stockholders’ Equity (Impairment)
Preferred stock, $.001 par value, non-voting, 3,000,000 shares authorized; 85,890 and 129,500 shares issued and outstanding	86	129
Common stock, $.0001 par value, 1,400,000,000 shares authorized; 478,168,060 and 436,242,570 shares issued and outstanding at December 31, 2009 and 2008	47,817	43,624
Common stock subscribed	500	-
Additional paid in capital	45,519,375	40,159,909
Loans receivable – stockholders	-	(131,262)
Stock subscription receivable	(125,000)	-
Accumulated (deficit)	(47,612,749)	(45,121,021)
Total Stockholders’ Equity (Impairment)	(2,169,971)	(5,048,621)
Total Liabilities and Stockholders’ Equity (Impairment)	$141,415	$130,672

The accompanying notes are an integral part of the consolidated financial statements.

Kiwibox.Com, Inc.

Consolidated Statements of Operations
	Year Ended December 31,
	2009	2008
Net Sales
Advertising	$50,450	$59,421
Total Net Sales	50,450	59,421
Cost of Goods Sold
Website hosting expenses	38,767	37,008
Total Cost of Goods Sold	38,767	37,008

Gross Profit	11,683	22,413

Selling Expenses	73,517	184,959
Impairment of goodwill	-	3,138,751
Research and development costs	-	7,200
Stock-based compensation (see below)	121,929	178,659
General and administrative expenses	1,426,192	2,719,714

Loss From Operations	(1,609,956)	(6,206,870)

Other Income (Expense)
Miscellaneous income	3,182	28,491
Interest income	5	1,362
Interest expense	(106,541)	(15,965)
Gain on extinguishment of debt	114,597	657,805
Gain on disposal of assets, net	2,683	-
Impairment loans receivable and software assets	(162,033)	-
Intrinsic value of beneficial conversion feature of convertible debt	(600,000)	-
Other expenses	(596)	(2,553)
Amortization of intangible asset	-	(7,890)
Amortization deferred financing costs	(4,000)	(76,303)
Change in fair value of options and warrants	(77,806)	(128,159)

Total Other Income (Expense)	(830,509)	713,106

Loss Before Benefit from Income Taxes	(2,440,465)	(5,493,764)
Benefit from Income Taxes	-	-

Net Loss	$(2,440,465)	$(5,493,764)

Dividends on Preferred Shares	$(51,263)	$(51,332)

Net Loss Applicable to Common Shareholders, basic and diluted	$(2,491,728)	$(5,545,096)

Net Loss Per Common Share, basic and diluted	(0.006)	(0.015)

Weighted Average of Common Shares Outstanding	447,090,174	373,156,459
All of the stock-based compensation relates to selling, general and administrative expenses.
The accompanying notes are an integral part of the consolidated financial statements.

Kiwibox.Com, Inc.
Consolidated Statement of Stockholders’ Equity (Deficit)
Year Ended December 31, 2008

	Convertible		Cumulative				Additional		Loans	Total
	Preferred Shares		Preferred Shares		Common Stock		Paid in	Accumulated	Receivable -	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Stockholders	Equity (Deficit)

Balances, January 1, 2008	129,500	$129	1	$-	276,709,237	$27,671	$36,739,270	$(39,575,925)	$(286,721)	$(3,095,576)
Issuance of common stock pursuant to stock subscriptions	-	-	-	-	81,640,000	8,164	1,837,836	-	-	1,846,000

Issuance of common stock in settlement of obligations to be settled in stock	-	-	-	-	36,000,000	3,600	870,548	-	-	874,148

Issuance of common stock pursuant to conversion of deferred income position	-	-	-	-	2,000,000	200	39,800	-	-	40,000

Issuance of equity securities to former officers of Kiwibox pursuant to merger agreement					30,560,000	3,056	492,744			495,800

Liquidation of loans acquired from Kiwibox in connection with merger	-	-	-	-	-	-	-	-	155,459	155,459

Issuance of common stock pursuant to conversion of promissory notes	-	-	-	-	9,333,333	933	122,711	-	-	123,644

Recognition of stock-based compensation for common stock options granted to employees, directors and consultants	-	-	-	-	-	-	57,000	-	-	57,000
Dividends on conv. preferred stock	-	-	-	-	-	-	-	(51,332)	-	(51,332)

Net loss, year ended December 31, 2008	-	-	-	-	-	-	-	(5,493,764)	-	(5,493,764)

Balances, December 31, 2008	129,500	$129	1	$-	436,242,570	$43,624	$40,159,909	$(45,121,021)	$(131,262)	$(5,048,621)

The accompanying notes are an integral part of the consolidated financial statements.

Kiwibox.Com, Inc.
Consolidated Statement of Stockholders’ Equity (Deficit)
Year Ended December 31, 2009

	Convertible Preferred Shares		Cumulative Preferred Shares		Common Stock		Stock Subscriptions	Additional Paid in	Accumulated	Loans Receivable -	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Stockholders	Equity (Deficit)

Balances, January 1, 2008	129,500	$129	1	$-	436,242,570	$43,624	$-	$40,159,909	$(45,121,021)	$(131,262)	$(5,048,621)

Issuance of common stock pursuant to stock subscriptions )*	-	-	-	-	35,000,000	3,500	(124,500)	996,000	-	-	875,000

Issuance of stock purchase warrants for services performed	-	-	-	-	-	-		170,000	-	-	170,000

Finder’s fee paid on private placement								(60,000)			(60,000)

Issuance of common stock for loan origination fees	-	-	-	-	500,000	50		9,950	-	-	10,000

Cancellation of common stock, net of re-issuance of 2,192,845 common shares and impairment of loans, pursuant to settlement agreement with former officers of Kiwibox					(11,431,652)	(1,143)		23,072		131,262	153,191

Forgiveness of debt owed to director	-	-	-	-	-	-		213,569	-	-	213,569

Conversion of preferred shares to common shares	(43,610)	(43)	-	-	17,857,142	1,786		(1,743)	-	-	-

Expiration of derivative liabilities	-	-	-	-	-	-		3,408,618	-	-	3,408,618

Intrinsic value of beneficial conversion rights of convertible debt								600,000			600,000

Dividends on conv. preferred stock	-	-	-	-	-	-		-	(51,263)	-	(51,263)

Net loss, year ended December 31, 2008	-	-	-	-	-	-		-	(2,440,465)	-	(2,440,465)

Balances, December 31, 2009	85,890	$86	1	$-	478,168,060	$47,817	$(124,500)	$45,519,375	$(47,612,749)	$-	$(2,169,971)

The accompanying notes are an integral part of the consolidated financial statements.

Kiwibox.Com, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
	2009	2008
Cash Flows From Operating Activities
Net Loss	$(2,440,465)	$(5,493,764)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	56,218	116,876
Securities issued for services	121,929	178,659
Intrinsic value of beneficial conversion feature	600,000	-
Impairment of shareholder loan	131,262	-
Impairment of software assets	30,771	-
Impairment of goodwill	-	3,138,751
Debt forgiveness income	-	(28,401)
(Gain) loss on disposition of assets	(2,683)	2,553
Gain on extinguishment of debt	(114,597)	(657,805)
Change in value of derivative liabilities	77,806	(128,159)
Decreases (Increases) in Assets
Accounts receivable	7,800	(1,907)
Prepaid expenses	(64,361)	(3,823)
Increases (Decreases) in Liabilities
Obligations to be settled in stock	77,700	-
Accounts payable and accrued expenses	(67,892)	77,804
Net Cash Used by Operating Activities	(1,586,512)	(2,799,214)

Cash Flows From Investing Activities
Cash outlay - KiwiBox Media acquisition	-	(50,000)
Cash outlay – website development costs	(21,758)	(64,650)
Cash outlay – other assets	(14,500)	-
Purchases of property and equipment	(4,712)	(42,284)
Net Cash Used by Investing Activities	(40,970)	(156,934)

Cash Flows From Financing Activities
Proceeds from loans payable	1,540,000	220,000
Repayment of loans payable	(730,000)	(150,000)
Repayment of shareholder loan	-	75,000
Proceeds from issuance of common and preferred stock and warrants	815,000	2,346,000
Net Cash Provided by Financing Activities	1,625,000	2,491,000

Net Increase (Decrease) in Cash	(2,482)	(465,148)
Cash at beginning of period	5,000	470,148
Cash at end of period	$2,518	$50,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$-	$6,904
Taxes Paid	$-	$-
The accompanying notes are an integral part of the consolidated financial statements.

Kiwibox.Com, Inc.
Consolidated Statements of Cash Flows
Year Ended December 31, 2009

Schedule of non-cash investing and financing activities

Stock subscription receivable	$125,000

Issuance of stock for loan origination fee	$10,000

Debt forgiveness by director	$213,570

Settlement of liability with common stock options	$70,000

Reclassification of derivative liability to paid-in capital – warrants and options	$3,408,618

The accompanying notes are an integral part of the consolidated financial statements.

Kiwibox.Com, Inc.
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

Kiwibox.Com, Inc.
Notes to the Consolidated Financial Statements

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Organization

Kiwibox.Com, Inc. (the “Company”) was incorporated as a Delaware corporation on April 19, 1988 under the name Fortunistics, Inc. On November 18, 1998, the Company changed its name to Magnitude Information Systems, Inc. On December 31, 2009, the Company changed its name to Kiwibox.Com, Inc.

On August 16, 2007 the Company acquired all outstanding shares of Kiwibox Media, Inc.

The Company, its subsidiary Magnitude, Inc. and Kiwibox Media Inc. were separate legal entities until December 31, 2009, with Kiwibox Media, Inc. being a wholly owned subsidiary. The 1% of Magnitude, Inc. not owned by the Company constituted a minority interest which was valued at $0. On December 31, 2009, the two subsidiaries Magnitude, Inc. and Kiwibox Media, Inc.  merged into the Company.

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

Principles of Consolidation
The consolidated financial statements include the accounts of Magnitude Information Systems, Inc. and its subsidiaries Magnitude, Inc. and Kiwibox Media, Inc. through December 31, 2009. All significant inter-company balances and transactions have been eliminated.

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

Kiwibox.Com, Inc.
Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Advertising Costs
Advertising costs are charged to operations when incurred.  Advertising expense was $42,180 and $74,073 for the years ended December 31, 2009 and 2008, respectively.

Evaluation of Long Lived Assets
Long-lived assets are assessed for recoverability on an ongoing basis.   In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

Securities Issued for Services
The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method.  For non-employees, the fair market value of the Company’s stock on the date of stock issuance or option/grant is used.  The Company has determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. The Company has adopted the provisions of FASB Accounting Standards Codification (“ASC”) 718, “Compensation – Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).
.
Reclassification of certain securities under ASC 815-40
Pursuant to ASC 815-40, “Contracts in Entity’s own Equity”, if a company has more than one contract subject to this Issue, and partial reclassification is required, there may be different methods that could be used to determine which contracts, or portions of contracts, should be reclassified.  The Company's method for reclassification of such contracts is reclassification of contracts with the latest maturity date first. During the first quarter of 2009, we reclassified a position of $3,408,618 from liabilities for derivative securities to additional paid-in capital after the indeterminate factor in connection with the conversion clause of certain convertible preferred shares was removed

Capitalization of Software /Website development costs

The Company capitalized outside-contracted development work in accordance with the guidelines published under ASC 350-50, “Website Development Costs”,  adopted during the quarter ended March 31, 2008.  Under ASC 350-50, costs incurred during the planning stage are expensed, while costs relating to software used to operate a web site or for developing initial graphics should be accounted for under ASC 350-40, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, unless a plan exists or is being developed to market the software externally. Under ASC 350-50, internal and external costs incurred to develop internal-use computer software during the application development stage should be capitalized. Costs to develop or obtain software that allows for access or conversion of old data by new systems should also be capitalized, excluding training costs. Fees incurred for web site hosting, which involve the payment of a specified, periodic fee to an Internet service provider in return for hosting the web site on its server(s) connected to the Internet, are expensed over the period of benefit, and included in cost of sales in the accompanying financial statements.

Kiwibox.Com, Inc.
Notes to the Consolidated Financial Statements

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Since the number of shares issuable under the Company’s Series G convertible preferred stock was indeterminable during the year ended December 31, 2008, the Company had measured the fair value of warrants and options outstanding at December 31, 2008, which was determined to be $3,330,812, measured using significant unobservable inputs (Level 3) under a Black-Scholes valuation method. The change in value during the twelve months ended December 31, 2009 was a loss of $77,806 and during the twelve months ended December 31, 2008 a loss of $128,159, all reported in the Statement of Operations under Other Income (Expense).

The Company adopted the provisions of "The Fair Value Option for Financial Assets and Financial  Liabilities" under ASC 820, which included an amendment with respect to improvement of financial  reporting of certain  investments  in debt and  equity  securities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The implementation of this new standard did not have a material impact on the Company's financial position, results of operations and cash flows for the twelve months ended December 31, 2009.

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

Net Loss Per Share
Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share,” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period.  Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. At December 31, 2009, there were 10,453,542 stock options, stock purchase warrants for 178,189,648 common shares, and 85,890 preferred shares, convertible at the option of the holders into 729,537 common shares outstanding. In addition, there was issued certain convertible debt which may be converted, at the option of the holders, into up to 60,000,000 common shares.

Revenue Recognition
The Company’s revenue recognition policy for software sales is in accordance with ASC 985-605 “Software Revenue Recognition”. Revenue is recognized at the time of licensing provided that the resulting receivable is deemed probable of collection and is fixed or determinable. Revenue from software maintenance contracts is recognized ratably as earned. When a sales contract includes multiple elements, revenues are allocated to the various elements based on Company-specific objective evidence of fair value, regardless of any separate prices for each element that may be stated within the contract.

Kiwibox.Com, Inc.
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

Goodwill and Intangible Assets
The Company accounts for its goodwill and intangible assets pursuant to ASC 350, "Intangibles-Goodwill and Other".  Under ASC 350, intangibles with definite lives continue to be amortized on a straight-line basis over the lesser of their estimated useful lives or contractual terms.  Goodwill and intangibles with  indefinite  lives  are  evaluated  at least  annually  for  impairment  by comparing the asset's  estimated  fair value with its carrying  value,  based on cash flow methodology.

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

2.  GOING CONCERN
The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. Our revenues during the foreseeable future are insufficient to finance our business and we are entirely dependent on the willingness of existing investors to continue supporting the Company with working capital loans and equity investments, and our ability to find new investors should the financial support from existing investors prove to be insufficient. If we were unable to obtain a steady flow of new debt or equity-based working capital we would be forced to cease operation. In their report for the fiscal year ended December 31, 2009, our auditors have made reference to the fact that, as a result of the losses incurred, there was substantial doubt regarding our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management’s plans are to continue seeking equity and debt capital until cash flow from operations cover funding needs.

3.  CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000.  Balances in these accounts may, at times, exceed the federally insured limits. At December 31, 2009, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Kiwibox.Com, Inc.
Notes to the Consolidated Financial Statements

4.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 31,

	2009	2008
Furniture and fixtures	$6,646		$2,014
Office and computer equipment	73,770		77,743
Leasehold improvements	24,130		24,130
Total	$104,546		$103,887
Less: accumulated depreciation	85,841		63,722
	$18,705	$	$ 40,165

Depreciation expense charged to operations was $28,855 and $20,354 in 2009 and 2008, respectively.

5.  INTANGIBLE ASSETS

Intangible assets at December 31, 2009 and 2008 included web site development costs and deferred finance costs.

Website development costs consisted of, at December 31:
	2009	2008
Costs incurred	$21,758	$64,650
Less accumulated amortization	1,813	12,329
Total	$19,945	$52,321

During 2009, a new software platform developed by a third party was adapted for use by the Company and placed into service. The development costs associated with this adaptation, amounting to $21,758 were capitalized and the remaining unamortized balance of the 2008 capitalized costs, totaling $30,771 were written off as they were deemed to be impaired. The impairment is disclosed in Other Income (Expense) in the Statement of Operations. The software is being amortized over three years, with estimated amortization over the next three years expected to be $7,253, $7,253 and $5,439, respectively. Amortization expense for the years ended December 31, 2009 and 2008 were $23,363 and $12,329, respectively.

During 2008 the Company incurred finance costs in connection with the Kiwibox acquisition and other financing transactions. Financing costs incurred and amortization of deferred financing costs were $0 and $4,000, and $45,000 and $76,303, respectively, for the years ended December 31, 2009 and 2008.

6.  PREPAID EXPENSES AND OTHER ASSETS

Prepaid expenses at December 31, 2009 included $29,342 in promotional supplies inventories, $39,795 in prepayments on promotional supplies inventory, $6,593 in prepaid insurance and $4,792 in other prepayments. At December 31, 2008, prepaid expenses consisted of $7,317 in prepaid insurance and $8,845 in prepaid rents.

7.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31,
	2009	2008
Accounts payable	$208,792	$474,315
Accrued interest	170,860	65,872
Accrued professional and consulting fees	116,900	324,636
Accrued payroll, payroll taxes and commissions	15,331	24,839
Owed to officer	3,000	-
Miscellaneous accruals	20,735	42,014
	$535,618	$931,676

Accrued commissions are due to a consultant who was retained in the capacity of Senior Vice President of Business Development.

Kiwibox.Com, Inc.
Notes to the Consolidated Financial Statements

8.  OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at December 31,

	2009	2008
Obligation for warrants granted for compensation	$20,000	$19,200

500,000 common shares issuable to a creditor as loan origination fee	-	10,000

600,000 (2009) and 1,025,000 (2008) common shares issuable to one (two) consultants for services rendered, one of who was a director of the Company	36,000	106,000

1,250,000 common shares and 2,200,000 stock options issuable to two officers of the Company pursuant to their respective employment agreements	67,990	-

900,000 stock options issuable to one director who also serves as the Company’s general counsel	8,910	-
	$132,900	$135,200

9.  LOANS PAYABLE

The Company and Magnitude, Inc. had borrowings under short term loan agreements with the following terms and conditions at December 31, 2009 and 2008:

On December 4, 1996, Magnitude, Inc. repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue at December 31, 2008 and no demand for payment has been made.	$75,000
Total	$75,000

Kiwibox.Com, Inc.
Notes to the Consolidated Financial Statements

10.  NOTES PAYABLE

Notes payable outstanding consisted of the following, at December 31,

	2009	2008

At December 31, 1999 the Company had $1,475,000 of notes outstanding related to a June 1995 private placement offering. During 2000 the holders of $1,450,000 worth of notes agreed to accept partial repayment of approximately 30% of the note balances and converted the remaining balances into common shares or convertible preferred shares. The total amount of non-converted notes outstanding at December 31, 2009 is $25,000. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000

In January 2008 a shareholder loaned the Company $40,000 pursuant to which the Company issued a demand note bearing interest at the rate of 5% per year.	40,000	40,000

In September and December 2008 a shareholder loaned the Company $50,000 and $100,000, repayable under convertible promissory notes bearing interest at 10% per year, payable on demand.	150,000	150,000

In December 2008 an investor loaned the Company $30,000 against a promissory note repayable on January 15, 2009, bearing interest at the rate of 6.5% per year. The note was repaid in 2009.	-	30,000

In January and February 2009 a shareholder loaned the Company $350,000 and $150,000, repayable under convertible promissory notes bearing interest at 10% per annum and payable on demand. On March 31, 2009, these notes and $100,000 of notes listed above were amended to include an option for the holder to convert the debt into common stock at $0.01 per share. The intrinsic value of the beneficial conversion feature was valued at $600,000 resulting in a charge to interest and a credit to additional paid-in capital in the same amount.	500,000	-

During March 2009, the same shareholder loaned the Company $50,000 under the same terms as the earlier notes issued in the first quarter. The note was subsequently amended to include the stipulation that the shares to be issued if the holder elected a conversion, together with other shares held by this shareholder, may not result in an ownership interest exceeding 9.9%.	50,000	-

During April, May and June 2009, the same shareholder loaned the Company an aggregate $250,000 under the same terms as the earlier notes issued in the first quarter. All of the notes were subsequently amended to include the stipulation that the shares to be issued if the holder elected a conversion, together with other shares held by this shareholder, may not result in an ownership interest exceeding 9.9%.	250,000	-

Kiwibox.Com, Inc.
Notes to the Consolidated Financial Statements

10.  NOTES PAYABLE (Continued)

	2009	2008

During June 2009 through December 2009, another shareholder loaned the Company an aggregate $640,000 under the same terms as the earlier investor who had extended loans during the first two quarters in 2009 as mentioned above. In December 2009, the Company repaid $600,000 against such notes, leaving a balance of $40,000 open at year-end.	40,000	-

Total	$1,055,000	$245,000

11.  LONG-TERM DEBT

Long-term debt as of December 31, 2009 and 2008 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529

Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$-

12. COMMITMENTS AND CONTINGENCIES

We maintain offices for our operations at 330 W. 38th Street, New York, New York 10018, for approximately 1,400 square feet. The lease expires with the end of 2010 and we pay minimum monthly rentals of $3,769 plus tenants’ share of utility/cam/property tax charges which average approximately $800 per month. Leasehold improvements were amortized over the initial lease term (through August 2009).

Our total rent expenses were $81,618 and $81,190 during the years ended December 31, 2009 and 2008, respectively.

Kiwibox.Com, Inc.
Notes to the Consolidated Financial Statements

During the second quarter in 2009 we entered into an agreement with a consultant to serve as the Company’s Chief Technology Officer and Chief Operating Officer. The agreement has a term of twelve months and may be extended by mutual consent. It provides for remuneration for services and expenses at the rate of $20,000 and 100,000 restricted shares per month, and a signing bonus of 500,000 restricted shares.

During the third quarter in 2009 we entered into an engagement agreement with a consultant to assist the Company in the liaison to the Company’s shareholders and investors, to promote the Company and its website to the public markets, and to identify potential strategic partners, acquisition opportunities, and joint venture partners for the Company’s social networking website business. The agreement is deemed to have commenced on January 1, 2009 and extends through December 31, 2011, and calls for compensation to the consultant in the form of 2,000,000 five years warrants for the purchase of common shares, exercisable at $ 0.025 per share with a cashless exercise provision, for every six months period during the term of the agreement, and the payment in cash of unspecified amounts, the latter at the sole discretion of the Company.  The agreement furthermore recognizes that the same consultant had previously provided similar services to the Company for which he will receive a one-time payment in form of 15,000,000 five year warrants, exercisable at $0.0025 per share.

13.  LOANS RECEIVABLE - STOCKHOLDERS

Loans Receivable – Stockholders at December 31, 2008 consisted of $131,262 in total loans extended by Kiwibox Media, Inc. to a principal during fiscal years 2001 to 2006 and prior to the acquisition by the Company. During 2008, $75,000 was repaid to the Company, $75,000 was offset against the note payable due to the shareholders pursuant to a Kiwibox acquisition amendment and $5,459 was forgiven and treated as additional compensation pursuant to a separation agreement with one of the principals. The remaining loans carried interest at the rate of 4.58% per year, and were evidenced by a promissory note. During 2009, the Company and the former shareholder who owed the remaining $131,262 reached an agreement whereby, among others, this loan was forgiven.

Kiwibox.Com, Inc.
Notes to the Consolidated Financial Statements

14.  PREFERRED STOCK

Preferred stock is non-voting, $.001 par value per share with 3,000,000 shares authorized.

Cumulative Preferred Stock has 2,500 shares designated of which 1 share is issued and outstanding.  The total Cumulative Preferred Stock at December 31, 2006 is $0 with a liquidation price of $100,000.  As of December 31, 2009, there was $9,000 of cumulative preferred dividends in arrears representing $9,000 per cumulative preferred share.

Series A of the Senior Convertible Preferred Stock series which was issued in 2000 has 300,000 shares designated, 22,000 shares issued and outstanding.  The total outstanding Series A Senior Convertible Preferred Stock at December 31, 2009 is $22 with a liquidation price of $110,000.  The following is a description of the Series A convertible preferred stock:

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

Kiwibox.Com, Inc.
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

As of December 31, 2009 there were $99,665 Series A Senior Convertible Preferred share dividends accrued and unpaid representing $4.53 per share.

Series B of the Senior Convertible Preferred Stock series which was issued in 2000 has 350,000 shares designated, no shares issued and outstanding.  The total outstanding Series B Senior Convertible Preferred Stock at December 31, 2009 is $0.  The following is a description of the Series B Senior Convertible Stock:

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

Kiwibox.Com, Inc.
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

As of December 31, 2009 there were no Series B Senior Convertible Preferred share dividends accrued and unpaid.

Series C of the Senior Convertible Preferred Stock series which was issued in 2000 has 120,000 shares designated.  There were no shares of Series C Senior Convertible Preferred Stock outstanding at December 31, 2009.  The following is a description of the Series C Senior Convertible Stock:

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

Kiwibox.Com, Inc.
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

As of December 31, 2009 there were no Series C Senior Convertible Preferred share dividends accrued and unpaid.

Series D of the Senior Convertible Preferred Stock series which was issued in 2000 has 500,000 shares designated, 63,890 shares issued and outstanding. The total outstanding Series D Senior Convertible Preferred Stock at December 31, 2009 is $64 with a liquidation price of $575,010.  The following is a description of the Series D Senior Convertible Stock:

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

Kiwibox.Com, Inc.
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

As of December 31, 2009 there were $370,674 Series D Senior Convertible Preferred share dividends accrued and unpaid representing $5.80 per share.

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

Kiwibox.Com, Inc.
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

As of December 31, 2009 there were no Series E Senior Convertible Preferred share dividends accrued.

Kiwibox.Com, Inc.
Notes to the Consolidated Financial Statements

PREFERRED STOCK - (Continued)

Series G of the Senior Convertible Preferred Stock series which was issued in 2007 has 43,610 shares designated. All such shares were issued and outstanding at December 31, 2008. In February 2009, these shares automatically converted into 17,857,142 common shares, leaving no Series G preferred shares outstanding at December 31, 2009.

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

(7)
    Upon the second anniversary of the Agreement and Plan of Reorganization, dated February 19, 2007, all the issued and outstanding shares of Series G Senior Preferred automatically converted into shares of common stock based on the “Market Price”, which was determined by dividing the conversion value of $500,000 by the average sales price of a common share for the twenty successive trading days preceding the second anniversary date of the agreement, subject to a minimum of 10 million common shares. The outstanding 43,610 preferred shares converted into 17,857,142 common shares on February 19, 2009: based the average sales price for our common shares during the twenty trading days period immediately preceding February 19, 2009, of $.028. Stock certificates for the new common shares were issued upon surrender of the original preferred stock certificates.

Kiwibox.Com, Inc.
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

15.  INCOME TAXES

The income tax provision (benefit) is comprised of the following:
Year Ended December 31,
	2009	2008
State current provision (benefit)	$-	$-
State deferred provision (benefit)	-	-
	$-	$-

The Company’s total deferred tax asset and valuation allowance are as follows:

	December 31,
	2009	2008
Total deferred tax asset, noncurrent	$11,200,000	$13,300,000
Less valuation allowance	(11,200,000)	(13,300,000)
Net deferred tax asset, noncurrent	$-	$-

The differences between income tax benefits in the financial statements and the tax benefit computed at the combined state and U.S. Federal statutory rate of 40% are as follows:

	Year Ended December 31,
	2009	2008
Tax benefit	40%	40%
Valuation allowance	(40)%	(40)%
Effective tax rate	-	-

At December 31, 2009, the Company has available approximately $34,000,000 of net operating losses to carry-forward and which may be used to reduce future federal taxable income and expire between December 31, 2013 and 2029.

At December 31, 2009, the Company has available approximately $11,700,000 of net operating losses to carry-forward and which may be used to reduce future state taxable income which expire December 31, 2016.

Kiwibox.Com, Inc.
Notes to the Consolidated Financial Statements

16.  401(k) PLAN

The Company adopted the qualified Magnitude, Inc. sponsored 401(k) plan covering substantially all full time employees under which eligible employees may elect to contribute, within statutory limits, a percentage of their annual compensation.  The Company matches up to 50% of the employee’s contribution of which the match may not exceed 3% of the employee’s total compensation for the plan year.  Contributions to the plan were $1,659 and $1,875 for the years ended December 31, 2009 and 2008, respectively. In December 2009, the Company terminated the plan, for lack of demand.

17.  STOCK BASED COMPENSATION

During 2009 and 2008 the Company issued the following securities to officers, directors, and non-employees as part of their compensation and, in the case of the former principals of Kiwibox Media Inc., pursuant to the Kiwibox acquisition agreement, as amended.

Rudolf Hauke (president and chief executive officer): During 2009, Mr. Hauke has earned 1,200,000 non-qualified 4-year stock options, exercisable at $0.10 per common share, valued at $23,790 pursuant to the Black-Scholes valuation formula.  In 2008 Mr. Hauke has earned 1,000,000 non-qualified stock options, 500,000 of which are 2-year options, exercisable at $.05 per common share, and 500,000 of which are 4-year options, exercisable at $.10 per common share, such options valued at $19,200 pursuant to the Black-Scholes valuation formula. In computing the Black Scholes values we used a volatility of 283% and risk-free interest rates of 2.6% and 3.3%.

Andre Scholz (Chief Technology Officer): During 2009, Mr. Scholz  has accrued 500,000 common shares as a signing bonus and is earning 100,000 common shares every month, beginning with May 15, 2009. The shares had not been issued at December 31, 2009, however, were accrued for and valued at $25,000 based on the commitment date fair value of the shares granted.

Joseph J. Tomasek (director): In 2009 Mr. Tomasek earned options for 900,000 restricted shares, valued at $8,910 pursuant to the Black-Scholes valuation formula. These options are earned at the rate of 100,000 options per month, beginning with April 2009. In computing the Black Scholes values we used a volatility of 299% and a risk-free interest rate of 2.95%.

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

Steven Gray (former director): During 2008 Mr. Gray received options for 750,000 restricted shares, valued at $14,250 pursuant to the Black-Scholes valuation formula.

In 2008 we also granted 500,000 options to a Consultant, exercisable at $0.15 during 2 years, valued at $9,500 pursuant to the Black-Scholes valuation formula.

In computing the Black Scholes values for the previous five option grants above, we used a volatility of 169% and a risk-free interest rate of 3.5%.

Kiwibox.Com, Inc.
Notes to the Consolidated Financial Statements

  STOCK BASED COMPENSATION (continued)

In 2009, we granted 15,000,000 warrants and again 4,000,000 warrants to a Consultant, exercisable at $0.0025 and $0.025, respectively, during 5 years, with a cashless exercise option, such warrants valued at $150,000 and $40,000 pursuant to the Black-Scholes valuation formula. In computing the Black Scholes values we used a volatility of 273% and a risk-free interest rate of 2.33%. In 2008 we granted a total of 2,000,000 warrants to a Consultant, exercisable at prices between $0.06 and $0.085 during 4 years, valued at $97,000 pursuant to the Black-Scholes valuation formula. In computing the Black Scholes values we used a volatility of 150% and a risk-free interest rate of 5.0%.

Lin Dai (former Kiwibox principal): During 2007, Mr. Dai was granted options for 7,500,000 shares, vesting over a 24-months period, exercisable at $0.05 per share. In addition Mr. Dai was issued performance-based stock options for 3,000,000 shares. All of such options were cancelled upon Mr. Dai’s separation from the Company on October 30, 2008.

Michael Howard (former Kiwibox principal): During 2007, Mr. Howard was granted options for 7,500,000 shares, vesting over a 24-months period, exercisable at $0.05 per share. In addition Mr. Howard was granted performance-based stock options for 3,000,000 shares. All of such options were cancelled upon Mr. Howard’s separation from the Company in October, 2009.

Ivan Tumanov (former Kiwibox principal): During 2008, Mr. Tumanov was granted options for 7,500,000 shares, vesting over a 24-months period, exercisable at $0.05 per share. In addition Mr. Tumanov was issued performance-based stock options for 3,000,000 shares. On September 8, 2008, Mr. Tumanov resigned as an employee of the Company and his all of the above options were cancelled.

18.  STOCK OPTION PLANS

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

Kiwibox.Com, Inc.
Notes to the Consolidated Financial Statements

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

Qualified and Non-Qualified Shares Under Option Pursuant to the 1997 Plan December 31,
	2009	2008
Outstanding, beginning of year	-	-
Granted during the year	-	-
Expired during the year	-	-
Surrendered during the year	-	-
Outstanding, end of year	-	-
Eligible, end of year for exercise	-	-

At December 31, 2009 and 2008, no options were outstanding.
At December 31, 2009, there were 1,000,000 shares reserved for future option grants.

	Qualified and Non-Qualified Shares Under Option Pursuant to the 2000 Plan December 31,
	2009	2008
Outstanding, beginning of year	-	5,000
Granted during the year	-	-
Exercised during the year	-	-
Surrendered during the year	-	-
Expired during the year	-	(5,000)
Outstanding, end of year	-	-
Eligible, end of year for exercise	-	-

At December 31, 2009 and 2008, no options were outstanding..
At December 31, 2009, there were 5,000,000 shares reserved for future option grants.

At December 31, 2009 the company has two stock-based employee compensation plans, which are described more fully above. The company accounts for those plans under the recognition and measurement principles of ASC 718, Compensation-Stock Compensation. The Company has not granted any options under these plans to employees during 2009 or 2008.

Kiwibox.Com, Inc.
Notes to the Consolidated Financial Statements

STOCK OPTION PLANS - (Continued)

The Company also issues options outside of the Stock Incentive Plans which are comprised as follows:
	December 31,
	2009	2008
Outstanding, beginning of year	18,353,542	32,720,908
Granted during the year	2,100,000	4,000,000
Exercised during the year	-	-
Surrendered or cancelled during the year	(8,000,000)	(15,000,000)
Expired during the year	(2,000,000)	(3,367,366)
Outstanding, end of year (at prices ranging from $0.01 to $0.15)	10,453,542	18,353,542

Eligible for exercise, end of year (at prices ranging from $0.01 to $0.15)	10,453,542	14,270,208

At December 31, 2009 and 2008 the weighted average exercise price and weighted average remaining contractual life were $0.07 and $0.06 per share, and 1 year 8 months and 2 years 4 months, respectively. The weighted average exercise price of cancelled options during 2009 was $0.06 per share. The weighted average exercise price of expired options during 2009 was $0.10 per share. The weighted average grant date fair value of forfeited options was $0.06 per share.

During 2009, the Company granted 2,100,000 options to two officers and directors of the Company, 1,200,000 of which are exercisable at $0.10 during a four-year period, and 900,000 of which are exercisable at $0.05 during a four-year period. The weighted average exercise price of these options is $0.05 per share, and the weighted average grant date fair value was $0.02 per share.

During 2008, the Company granted options for 2,500,000 shares to four officers and/or directors of the Company and 500,000 options to a consultant, all of which are exercisable at $0.025 during a five years period, and 1,000,000 options to an officer of the Company, 500,000 of which are exercisable at $0.05 during a two-year period, and 500,000 options exercisable at $0.10 during a four-year period.  The weighted average grant date fair value of these options was $0.04 per share.

19.  WARRANTS

The Company granted common stock purchase warrants between January 1, 2008 and December 31, 2009 which are comprised as follows:

	December 31,
	2009	2008
Outstanding, beginning of year	168,222,981	95,864,000
Granted during the year	27,750,000	89,942,315
Exercised during the year	-	-
Surrendered /cancelled during the year	-	-
Expired during the year	(17,783,333)	(17,583,334)
Outstanding, end of year (at prices ranging from $.0025 to $.15)	178,189,648	168,222,981

Eligible, end of year (at prices ranging from $.0025 to $.15)	178,189,648	168,222,981

At December 31, 2009 and 2008, the weighted average exercise price and weighted average remaining contractual life is $0.05 and $0.06 per share and 3 year 3 months and 3 years 4 months, respectively.

Kiwibox.Com, Inc.
Notes to the Consolidated Financial Statements

20.  RELATED PARTY TRANSACTIONS

During 2009 and 2008, one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $180,000 and $256,800, respectively, for legal services. During the year ended December 31, 2009, the director agreed to forgive a total of $213,570 in legal fees incurred as of April 2009, which was treated as paid-in capital. In 2009 the director also earned options for 900,000 restricted shares, valued at $8,910, which have yet to be issued. The balance due to this director at December 31, 2008 was $5,000.

During 2009 we paid our Chief Executive Officer $27,000 for outside consulting services performed.

During 2009, we incurred an aggregate $56,308 to companies controlled by the Chief Technology Officer of the Company, for website hosting, website development and technical advisory services, and server farm installations, and paid $69,839 for promotional materials.

During 2009, the beneficial ownership in the Company’s securities held respectively, by Tell Capital AG of Switzerland and its principal, Ulrich Schuerch on a consolidated basis, as well as by Discover Advisory Company, located in the Bahamas, and Cambridge Services Inc. of Switzerland, in each case amounted to approximately 10% of the voting stock.  Both Discover Advisory Company and Cambridge Services Inc. are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes to during 2009. At December 31, 2009, $950,000 and $40,000 of such notes were outstanding and owed to Discover Advisory Company and Cambridge Services Inc, respectively (see section “Notes” in the Notes to Financial Statements, attached hereto).  Tell Capital AG was the lead investor in a $1 Million private placement transaction consummated in late 2009 (we refer to the Company’s filing on December 31, 2009 on Form 8-K, incorporated herein by reference). In the process, we paid a fee of $60,000 to a foreign financial consulting firm which acted as a finder.

A former director was paid $30,000 during 2008 for business consulting services.

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

Kiwibox.Com, Inc.
Notes to the Consolidated Financial Statements

21.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, accounts receivable, accounts payable, accrued expenses, notes payable, long-term debt and capitalized lease obligations: The carrying amount approximates fair value because of the short term maturity of these instruments.

Limitations
Fair value estimates are made at a specific point in time, based on relevant information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates

Kiwibox.Com, Inc.
Notes to the Consolidated Financial Statements

22.  NEW ACCOUNTING PRONOUNCEMENTS

Fair Value Measurements and Disclosures
In August 2009, the FASB issued guidance on the measurement of liabilities at fair value. The guidance provides clarification that in circumstances in which a quoted market price in an active market for an identical liability is not available, an entity is required to measure fair value using a valuation technique that uses the quoted price of an identical liability when traded as an asset or, if unavailable, quoted prices for similar liabilities or similar assets when traded as assets. If none of this information is available, an entity should use a valuation technique in accordance with existing fair valuation principles. We adopted the guidance in 2009, and there was no material impact on our consolidated financial statements or related footnotes.

In April 2009, the FASB issued additional guidance for estimating fair value when the market activity for an asset or liability has declined significantly. We adopted the guidance in 2009 with no significant impact on our consolidated financial statements or related footnotes. See Note 21 — Fair Value Measurements to our consolidated financial statements.

In April 2009, the FASB issued authoritative fair value disclosure guidance for financial instruments. The guidance requires disclosures for interim reporting periods of publicly traded companies as well as in annual financial statements. The guidance also requires those disclosures in summarized financial information at interim reporting periods. We adopted the guidance in 2009 with no significant impact on our consolidated financial statements or related footnotes. See Note 21 — Fair Value Measurements to our consolidated financial statements.

In September 2006, the FASB issued authoritative guidance for fair value measurements, which defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. Effective December 29, 2007, we adopted the guidance as it applies to our financial instruments. Effective January 1, 2009, we adopted the guidance for our non-financial assets and non-financial liabilities. The adoption of the guidance did not have a significant impact on our consolidated financial statements or related footnotes. See Note 21 — Fair Value Measurements to our consolidated financial statements.

Derivatives and Hedging
In March 2008, the FASB issued authoritative guidance for enhanced disclosures for derivative instruments, including those used in hedging activities. Effective January 1, 2009, we adopted the guidance. The adoption of the guidance did not have any impact on our consolidated financial statements or related footnotes.

Kiwibox.Com, Inc.
Notes to the Consolidated Financial Statements

NEW ACCOUNTING PRONOUNCEMENTS (continued)

Recent Accounting Developments
In September 2009, FASB issued the Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, which establishes only two levels of U.S. GAAP, authoritative and non-authoritative. The standard is the exclusive source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (SEC), which are sources of authoritative GAAP, for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The standard became effective in the fourth quarter of 2009 and as it was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued guidance which amends the scope of existing software revenue recognition accounting. Tangible products containing software components and non-software components that function together to deliver the product’s essential functionality would be scoped out of the accounting guidance on software and accounted for based on other appropriate revenue recognition guidance. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the new guidance is optional. This guidance must be adopted in the same period that we adopt the amended accounting for arrangements with multiple deliverables described in the preceding paragraph. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In October 2009, the FASB amended revenue recognition guidance for arrangements with multiple deliverables. The guidance eliminates the residual method of revenue recognition and allows the use of management’s best estimate of selling price for individual elements of an arrangement when vendor specific objective evidence (VSOE), vendor objective evidence (VOE) or third-party evidence (TPE) is unavailable. Under the guidance, non-software components of tangible products and certain software components of tangible products have been removed from the scope of existing software revenue recognition guidance and will be recognized in a manner similar for other tangible products. This guidance should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. Full retrospective application of the guidance is optional. We are currently evaluating the impact of adopting this guidance on our consolidated financial statements.

In December 2009, FASB issued authoritative guidance, which changes the consolidation model for variable interest entities (VIEs). The standard requires companies to qualitatively assess the determination of the primary beneficiary of a VIE based on whether the company (1) has the power to direct matters that most significantly impact the VIE’s economic performance, and (2) has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. The standard is effective for fiscal years beginning after November 15, 2009. We are currently evaluating the impact of the guidance on our results of operations and financial position.

23.  LITIGATION

At the time of this report, the Company is not a party in any legal proceedings.

24.  BUSINESS SEGMENTS

The Company operates in only one business segment - youth targeted online social networks - through its dedicated proprietary internet website.

25.  SUBSEQUENT EVENTS
During January and February 2010 we received an aggregate $150,000 working capital loans from an accredited investor, covered by convertible promissory notes carrying interest at 10% per year.

In addition, we received $125,000 as the last tranche of our $1,000,000 private placement, commenced in late 2009.