Form 10-Q
period 2010-03-31
Kiwibox.Com, Inc.
filed 2010-05-17
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _______

Commission file number  33-20432

KIWIBOX.COM, INC.
Formerly known as Magnitude Information Systems, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2228828
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

330 West 38 St. Suite 1602 New York, NY 10018	(212) 239-8210
(Address of Principal Executive Office) (Zip Code)	(Registrant’s telephone number including area code)

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
Yes ☐ No ☒

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of April 30, 2010, was 497,743,060 shares.

KIWIBOX.COM, INC.

INDEX

Page
Number
PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements

Condensed Balance Sheets – March 31, 2010 (unaudited) and December 31, 2009	3

Condensed Statements of Operations – Three months ended March 31, 2010 and 2009 (unaudited)	4

Condensed Statements of Cash Flows – Three months ended March 31, 2010 and 2009 (unaudited)	5 – 6

Notes to Condensed Financial Statements	7 – 15

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4 Controls and Procedures	18

PART II - OTHER INFORMATION	19 – 20

Item 1. Legal Proceedings	19

Item 1A. Risk Factors	19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3. Defaults Upon Senior Securities	19

Item 4T. Submission of Matters to a Vote of Security Holders	19

Item 5. Other information	19

Item 6. Exhibits	20

SIGNATURES	21

PART I  - Item 1   Financial Statements

KIWIBOX.COM, INC.
CONDENSED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash	$21,010	$2,518
Accounts receivable, net of allowance for doubtful accounts of $0	1,148	2,000
Prepaid expenses and other current assets	84,156	80,523
Total Current Assets	106,314	85,041
Property and equipment, net of accumulated depreciation of $80,466 and $85,841	15,461	18,705
Website development cost, net of accumulated amortization of $3,832 and $1,813	25,327	19,945
Other assets .	17,724	17,724
Total Assets	164,826	141,415

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Accounts payable and accrued expenses	557,451	535,618
Obligations to be settled in stock	125,840	132,900
Dividends payable	492,155	479,339
Loans and notes payable – related parties	1,140,000	990,000
Loans and notes payable - other	140,000	140,000
Current maturities of long-term debt	33,529	33,529
Total Current Liabilities	2,488,975	2,311,386
Long-term Debt	-	-
Total Liabilities	2,488,975	2,311,386

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized; 85,890 and 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized; issued and outstanding 497,743,060 and 478,168,060 shares	49,774	47,817
Common Stock subscribed	-	500
Additional paid-in capital	45,546,918	45,519,375
Stock subscription receivable	-	(125,000)
Accumulated (deficit)	(47,920,927)	(47,612,749)

Total Stockholders’ Equity (Impairment)	(2,324,149)	(2,169,971)

Total Liabilities and Equity (Impairment)	$164,826	$141,415

The accompanying notes are an integral part of the consolidated financial statements.

KIWIBOX.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Total Revenues	$734	$17,885

Cost of Goods Sold	-	9,234

Gross Profit	734	8,651

Selling expenses	25,131	88,796
General and administrative expenses	240,929	585,515

Loss from Operations	(265,326)	(665,660)

Other Income (Expense)
Misc. non-operating expenses	(3,185)	-
Change in fair value –derivative liability	-	(77,806)
Amortization of deferred financing cost	-	(4,000)
Gain on disposition of assets	2,285	-
Interest expense	(29,136)	(615,187)
Total Other Income (Expense)	(30,036)	(696,993)

Loss before Benefit for Income Taxes	(295,362)	(1,362,653)

Benefit from Income Taxes	-	-

Net Loss	$(295,362)	$(1,362,653)

Dividends on Preferred Shares	(12,816)	(12,816)

Net Loss applicable to Common Shareholders, basic and diluted	$(308,178)	$(1,375,469)
Net Loss per Common Share, basic and diluted	$(0.001)	$(0.003)
Weighted Average Number of Common Shares Outstanding	490,180,560	445,171,141

The accompanying notes are an integral part of the consolidated financial statements.

KIWIBOX.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities
Net Loss	$(295,362)	$(1,362,653)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	5,232	18,224
Change in fair value – derivative liabilities	-	77,806
Gain on disposal of assets	(2,285)	-
Intrinsic value of beneficial conversion rights	-	600,000
Decreases (Increases) in Assets
Accounts receivable	852	(6,110)
Prepaid expenses	(3,633)	(15,962)
Increases (decreases) in Liabilities
Liabilities to be settled in stock	21,940	-
Accounts payable and accrued expenses	21,833	184,845
Net Cash Used by Operating Activities	(251,424)	(503,850)

Cash Flows from Investing Activities
Proceeds from sale of assets	4,520	-
Cash outlay - website development costs	(7,401)	-
Purchases of property and equipment	(2,204)	-
Net Cash Used by Investing Activities	(5,085)	-

Cash Flows from Financing Activities
Proceeds from loans and notes	150,000	500,000
Proceeds from stock subscriptions receivable	125,000	-
Net Cash Provided by Financing Activities	275,000	500,000

Net Increase (Decrease) in Cash	18,492	(3,850)
Cash at Beginning of Period	2,518	5,000
Cash at End of Period	$21,010	$1,150

The accompanying notes are an integral part of the consolidated financial statements.

KIWIBOX.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Three Months Ended March 31, 2010

Cashless exercise of warrants	$1,312

Settlement of obligations with common stock and common stock options	$29,000

Three Months Ended March 31, 2009

Reclassification of derivative liabilities to Additional Paid-in capital	$3,408,618

KIWIBOX.COM
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the consolidated financial statements and related footnotes included in the Company’s annual report on Form 10-K for the year ended December 31, 2009.

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of March 31, 2010, the results of operations for the three months ended March 31, 2010 and 2009, and the cash flows for the three months ended March 31, 2010 and 2009, have been included.

Principles of Consolidation

The financial statements for the period ended March 31, 2009 included the accounts of Magnitude Information Systems, Inc. and its subsidiaries Magnitude, Inc. and Kiwibox Media, Inc. All significant inter-company balances and transactions have been eliminated.

KIWIBOX.COM, INC
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Since the number of shares issuable under the Company’s Series G convertible preferred stock was indeterminable during the year ended December 31, 2008, the Company had measured the fair value of warrants and options outstanding at December 31, 2008, which was determined to be $3,330,812, measured using significant unobservable inputs (Level 3) under a Black-Scholes valuation method. On February 19, 2009, all outstanding shares of the Series G stock automatically converted into 17,857,142 common shares, thereby removing the indeterminable factor and giving rise to a reclassification of the entire position of $3,408,618 into additional paid-in capital, which included a further $77,806 loss incurred during the first quarter 2009, reported in the Statement of Operations under Other Income (Expense).

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

Capitalization of Software /Website development costs

The Company capitalizes outside-contracted development work in accordance with the guidelines published under ASC 350-50, “Website Development Costs”.  Under ASC 350-50, costs incurred during the planning stage are expensed, while costs relating to software used to operate a web site or for developing initial graphics should be  accounted for under ASC 350-50, Accounting for the Costs of Computer Software Developed or Obtained for  Internal Use, unless a plan exists or is being developed to market the software externally. Under ASC 350-50,  internal and external costs incurred to develop internal-use computer software during the application development   stage should be capitalized. Costs to develop or obtain software that allows for access or conversion of old data by   new systems should also be capitalized, excluding training costs.

KIWIBOX.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

    Capitalization of Software /Website development costs (continued)

Fees incurred for web site hosting, which involve the payment of a specified, periodic fee to an Internet service provider in return for hosting the web site on its server(s) connected to the Internet, are expensed over the period of benefit, and included in cost of sales in the accompanying financial statements. A total of $7,401 and $21,758 was capitalized for web-site development work during the three months ended March 31, 2010 and the year ended December 31, 2009, respectively. During 2009, a new software platform was placed into service. The old capitalized cost of $64,650, including the remaining unamortized balance from  2008 totaling $30,771 was written off as they were deemed to be impaired.

The Company adopted the provisions of "The Fair Value Option for Financial Assets and Financial  Liabilities" under ASC 820, which included and amendment with respect to improvement of financial  reporting of certain  investments  in debt and  equity  securities.  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The implementation of this new standard did not have a material impact on the Company's financial position, results of operations and cash flows for the three months ended March 31, 2010 and 2009, and at December 31, 2009.

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

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period.  Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 193,854,852 common shares at March 31, 2010, comprised of 159,731,315 shares issuable upon exercise of stock purchase warrants, 7,050,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 26,344,000 shares potentially issuable upon conversion of convertible debt. Such debt, presently convertible at the option of two holders at a price of $0.01 per share, totals $1,140,000 which would yield 114,000,000 shares if fully exercised, however, the respective notes, all of which were issued to these two investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the quarter, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

KIWIBOX.COM, INC
NOTES TO CONDENSED FINANCIAL STATEMENTS
March 31, 2010

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Revenue Recognition

The Company’s revenue is derived from advertising on the Kiwibox.Com website. Most contracts require the Company to deliver the customer impressions, click-throughs or new customers, or some combination thereof. Accordingly, advertising revenue is estimated and recognized for the period in which customer impressions, click through or new customers are delivered. Licensing or hosting revenue consists of an annual contract with clients to provide web-site hosting and assistance.

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

2. GOING CONCERN

The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. Our revenues during the foreseeable future are insufficient to finance our business and we are entirely dependent on the willingness of existing investors to continue supporting the Company with working capital loans and equity investments, and our ability to find new investors should the financial support from existing investors prove to be insufficient. If we were unable to obtain a steady flow of new debt or equity-based working capital we would be forced to cease operations.  In their report for the fiscal year ended December 31, 2009, our auditors had expressed an opinion that, as a result of the losses incurred, there was substantial doubt regarding our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management’s plans are to continue seeking equity and debt capital until cash flow from operations cover funding needs.

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000.  Balances in these accounts may, at times, exceed the federally insured limits. At March 31, 2010, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. PREPAID EXPENSES

Prepaid Expenses at the end of the quarter consisted of $8,081 in prepaid business insurance costs, $69,138 in prepayments on promotional supplies inventory, and $6,937 made up of several smaller positions.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at

	March 31, 2010	December 31, 2009
Furniture	$8,334	$6,646
Leasehold Improvements	24,130	24,131
Equipment	63,463	73,770
	95,927	104,546
Less accumulated depreciation	80,466	85,841
Total	$15,461	$18,705

      Depreciation expense charged to operations was $3,213 and $8,836  in the first three months of 2010 and 2009, respectively.

KIWIBOX.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010

6.  INTANGIBLE ASSETS

Intangible assets consisted of software for website development costs as follows:

	March 31, 2010	December 31, 2009
Website development costs	$29,159	$21,758
Less accumulated amortization	3,832	1,813
Total	$25,327	$19,945

During 2009, a new software platform developed by a third party was adapted for use by the Company and placed into service. The developmental costs associated with this adaptation, amounting to $21,758 were capitalized and the remaining unamortized balance of the 2008 capitalized costs, totaling $30,771 were written off as they were deemed to be impaired. Amortization expense for the three months ending March 31, 2010 and 2009 was $2,019 and $5,387, respectively.

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at

	March 31, 2010	December 31, 2009
Accounts payable	$232,099	$208,792
Accrued interest	198,596	170,860
Accrued payroll, payroll taxes and commissions	8,621	15,331
Accrued professional fees	94,400	116,900
Miscellaneous accruals	23,735	23,735
Total	$557,451	$535,618

8.  OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at

	March 31, 2010	December 31, 2009
Obligation for warrants granted for compensation	$30,000	$20,000
600,000 common shares issuable to a consultant who was a director of the company, for services rendered.	36,000	36,000
100,000 (2010) and 1,250,000 (2009) common shares, and 2,500,000 (2010) and 2,200,000 (2009) stock options issuable to two officers of the Company pursuant to their respective employment agreements	47,960	67,990
1,200,000 (2010) and 900,000 (2009) stock options issuable to one director who also serves as the Company’s general counsel	11,880	8,910
	$125,840	$132,900

KIWIBOX.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010

9. LOANS PAYABLE

The Company had borrowings under short term loan agreements with the following terms and conditions at March 31, 2010 and December 31, 2009:

On December 4, 1996, the company repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000
Total	$75,000

10. NOTES PAYABLE

	March 31, 2010	December 31, 2009
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000

In January 2008 a shareholder loaned the Company $40,000 pursuant to which the Company issued a demand note bearing interest at the rate of 5% per year.	40,000	40,000

In September 2008 and December 2008 a shareholder loaned the Company $50,000 and $100,000, repayable under convertible promissory notes bearing interest at 10% per annum and payable on demand.	150,000	150,000

In January and February 2009 a shareholder loaned the Company $350,000 and $150,000, repayable under convertible promissory notes bearing interest at 10% per annum and payable on demand. On March 31, 2009, these notes and $100,000 of notes listed above were amended to include an option for the holder to convert the debt into common stock at $0.01 per share. The intrinsic value of the beneficial conversion feature was valued at $600,000 resulting in a charge to interest and a credit to additional paid-in capital in the same amount.	500,000	500,000

During March 2009, the same shareholder loaned the Company $50,000 under the same terms as the earlier notes issued in the first quarter. The note (and the notes above) was subsequently amended to include the stipulation that the shares to be issued if the holder elected a conversion, together with other shares held by this shareholder, may not result in an ownership interest exceeding 9.9%.	50,000	50,000

During April, May and June 2009, the same shareholder loaned the Company an aggregate $250,000 under the same terms as the earlier notes issued in the first quarter. All of the notes were subsequently amended to include the stipulation that the shares to be issued if the holder elected a conversion, together with other shares held by this shareholder, may not result in an ownership interest exceeding 9.9%.	250,000	250,000

During June 2009 through December 2009, another shareholder loaned the Company an aggregate $640,000 under the same terms as the earlier investor who had extended loans during the first two quarters in 2009 as mentioned above. In December 2009, the Company repaid $600,000 against such notes, leaving a balance of $40,000 open at year-end.	40,000	40,000

During January and February 2010, a shareholder loaned the Company $150,000 under the same terms as the earlier notes issued in 2009.	150,000	-

Total	$1,205,000	$1,055,000

11. LONG-TERM DEBT

Long-term debt as of March 31, 2010 and December 31, 2009 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529
Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$-

KIWIBOX.COM
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2010

12. COMMITMENTS AND CONTINGENCIES

We maintain offices for our operations at 330 W. 38th Street, New York, New York 10018, for approximately 1,400 square feet. These leases expires at the end of 2010 and requires minimum monthly rentals of $3,769 plus tenants’ share of utility/cam/property tax charges which average approximately $800 per month.

Our total rent expenses were $12,143 and $32,434 during the three months ended March 31, 2010 and 2009, respectively.

During the second quarter in 2009 we entered into an agreement with a consultant to serve as the Company’s Chief Technology Officer. The agreement has a term of twelve months and may be extended by mutual consent. It provides for remuneration for services and expenses at the rate of $20,000 and 100,000 restricted shares per month, and a signing bonus of 500,000 restricted shares. During the first quarter in 2010, the Company issued the 500,000 shares for the signing bonus and 950,000 shares towards the accrued monthly allowance.

During the third quarter in 2009 we entered into an engagement agreement with a consultant to assist the Company in the liaison to the Company’s shareholders and investors, to promote the Company and its website to the public markets, and to identify potential strategic partners, acquisition opportunities, and joint venture partners for the Company’s social networking website business. The agreement is deemed to have commenced on January 1, 2009 and extends through December 31, 2011, and calls for compensation to the consultant in the form of 2,000,000 five years warrants for the purchase of common shares, exercisable at $ 0.025 per share with a cashless exercise provision, for every six months period during the term of the agreement, and the payment in cash of unspecified amounts, the latter at the sole discretion of the Company.  The agreement furthermore recognizes that the same consultant had previously provided similar services to the Company for which he received a one-time payment in form of 15,000,000 five years warrants, exercisable at $0.0025 per share. The 15,000,000 warrants were exercised during the three months ended March 31, 2010 pursuant to a cashless exercise into 13,125,000 shares of common stock.

13. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2010 and 2009 one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $ 15,000 and $30,000, respectively, for legal services.
The director also received 300,000 common stock options during the three months ended March 31, 2010, valued at $2,970.

14. FAIR VALUE

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At March 31, 2010, the carrying value of the notes payable and accrued interest was $1,478,596.

KIWIBOX.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
 MARCH 31, 2010

15. SUBSEQUENT EVENTS

On April 25, 2010 the company was able negotiate a lease termination agreement with its landlord Hudson Holdings, LLC on a second office it held at 330 West 38 St. New York, NY. 10018. This resulted in no early termination payments due from the Company and will reduce operating costs over the remainder of 2010 by $15,000.

On May 3, 2010, the Company filed a report on Form 8-K, advising that Joerg H. Klaube resigned as the Chief Financial Officer and as a member of the Company’s Board of Directors and that effective as of May 4, 2010, the Company promoted  Craig S. Cody to serve as Chief financial Officer. Mr. Cody, a licensed Certified Public Accountant, had  been serving as  the Comptroller of the Company during the past year.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Kiwibox.Com, Inc., contained herein and in the Company’s annual report for the year ended December 31, 2009 as filed on Form 10-K. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Description of Business

The Company is currently in the process of completing the final stages of platform integration and the completed site will  include all of the technologically advanced features found in current leading social networks. We will continue to improve the technology of our site in order to increase the competitive status of the Company, and these improvements will put Kiwibox.Com on a pedestal as a trendsetter for online communities. In the first quarter of 2010, Kiwibox.Com improved on its efforts to target old teens and young adults, as part of The Company’s marketing strategy.

This effort goes hand to hand with a continued drive to reduce overhead costs. Our operating expenses, not including stock-based compensation, for current operations have been reduced to a level of approximately $60,000 to $80,000 per month. We are currently receiving funding at these levels from existing investors (see sections “Loans and Notes Payable”).

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three  Months Ended March 31, 2009

For the quarter ended March 31, 2010, total revenues amounted to $734, compared to $17,885 recorded in the first quarter in 2009.

Gross profits for the quarter ended March 31, 2010 amounted to $734.  After deducting selling and general and administrative expenses of $266,060 for the first quarter  ended March 31, 2010 compared to $674,311 recorded in the same period in 2009, the Company realized operating losses of $265,326 for the first quarter of 2010 compared to an  operating loss of $665,660 in the same period of 2009. The significant decline in operating expenses was the result of severe cost cutting measures initiated in the course of current restructuring efforts. In particular, outlays for salaries and consulting expenses were sharply reduced due to cut-backs in staffing and curtailment of consultant retentions.

The quarter concluded with a net loss of $295,362. After accounting for dividends accrued on outstanding preferred stock which totaled $12,816 , the net loss applicable to common shareholders was $308,178 or $0.001 per share compared to a loss of $1,375,469 or $0.003 per share for the first quarter in the previous year.

Liquidity and Capital Resources

We have financed our business with new debt since our cash flow is insufficient to provide the working capital necessary to fund our operations. We received $150,000 in cash from short-term loans and $125,000 in cash for common stock subscriptions from accredited private investors during the quarter. We have an ongoing and urgent need for working capital to fund our operations. If we are unable to continue to receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $2,382,661 at March 31, 2010, as compared to $2,226,345 at December 31, 2019.  The change is primarily attributable the losses incurred in the first quarter of  2010, and the receipt by the company of an aggregate $150,000 in short term loans during 2010.  Stockholders’ equity showed an impairment of $2,324,149 at the end of the period, compared to an impairment of $2,169,971 at the beginning of the year. The negative cash flow from operations during the three months totaled $251,424 and was financed by new debt and $125,000 in equity capital from subscriptions for “units” consisting of common stock shares and stock purchase warrants.

We have no bank debt and aside from trade payables and accruals, our indebtedness at March 31, 2010, consisted of certain notes and loans aggregating $1,280,000. The position “Obligations to be settled in stock” of $125,840 accounts for common shares due under consulting agreements, and for services to be settled in common stock options and warrants, where the underlying securities had not yet been issued. Current liabilities also include $492,155 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

Item 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Form 10-Q for the quarter ended March 31, 2010, an evaluation was undertaken, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act; and; based upon that evaluation, Company management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the design of the Company’s disclosure controls and procedures are effective and ensure that all material information required to be disclosed by the Company in the reports that it files or submits under the Act, are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms; in addition, the evaluation confirmed that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to Company management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

PART  II  – OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any pending material legal proceedings.

Item 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Issuance of unregistered securities

During the first quarter in 2010 the Company issued the following unregistered securities:

(i)  5,000,000 common shares and 1,250,000 stock purchase warrants, exercisable during three years at $0.05 per share, to two investors pursuant to private placement subscriptions, resulting in the receipt by the Company of $125,000.

(ii) 1,450,000 common shares to an officer of the Company pursuant to the terms of his employment agreement (see “Commitments and Contingencies”).

(iii) 13,125,000 common shares to a consultant pursuant to his cashless exercise of stock purchase warrants for 15,000,000 shares (see “Commitments and Contingencies”).

The Company relied upon the private placement exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Section 4(2) thereof in connection with the issuance of the above identified securities. The Company had a pre-existing relationships with the recipients of above securities and no general solicitation was involved; the certificates representing the common shares issued contained restrictive legends, designated them as restricted securities and stating that any transfer or other disposition of such shares can only be made in compliance with the registration requirements of the Securities Act or pursuant to exemptions there from.

(b)	Not applicable

(c)	None

Item 3 DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $492,000.  These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

-  None

Item 5 OTHER INFORMATION

-  None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

(3)(i) - Articles of Incorporation and Amendments thereto, incorporated herein by reference to Exhibits of previous filings with the Commission.

(3)(ii) - By-laws of the Company, incorporated herein by reference to Exhibits of previous filings with the Commission.

(31.1) -  Certification of Rudolf Hauke, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) -  Certification of Craig S. Cody, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)  -  Certification of Rudolf Hauke, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(32.2)  -  Certification of Craig S. Cody, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b)
Reports on Form 8-K:

On May 4, 2010, the Company filed a report on 8K, disclosing the resignation of the Chief Financial Officer and appointment of a new Chief Financial Officer .

On March 2, 2010, the Company filed a current report on Form 8-K, disclosing its receipt of the final tranche from an accredited investor in connection with its private placement.

On February 19, 2010, the Company filed a current report on Form 8-K, disclosing that that the Financial Industry Regulatory Agency (“FINRA”) approved the Company’s corporate name change and assigned a new trading symbol to the Company’s common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Kiwibox.Com, INC.

Date: May 14, 2010	By:
Craig S. Cody
Chief Financial Officer