Form 10-Q
period 2010-06-30
Kiwibox.Com, Inc.
filed 2010-08-16
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended June 30, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.:    Yes       xNo _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of August 12, 2010, was 497,743,060 shares.

KIWIBOX.COM, INC.

INDEX

Page Number
PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements

Condensed Balance Sheets
- June 30, 2010 (unaudited) and December 31, 2009	3

Condensed Statements of Operations
- Three and six months ended June 30, 2010 and 2009 (unaudited)	4

Condensed Statements of Cash Flows
- Six months ended June 30, 2010 and 2009 (unaudited)	5 - 6

Notes to Condensed Financial Statements	7 - 15

Item 2 Management’s Discussion and Analysis of Financial Condition
and Results of Operations	16 – 17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

Item 4T.Controls and Procedures	18

PART II - OTHER INFORMATION	19 - 20

Item 1. Legal Proceedings	—

Item 1A. Risk Factors	—

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	—

Item 4. Submission of Matters to a Vote of Security Holders	—

Item 5. Other information	—

Item 6. Exhibits	—

SIGNATURES	21-25

PART I  - Item 1   Financial Statements

KIWIBOX.COM, INC.
CONDENSED BALANCE SHEETS

	June 30, 2010 (Unaudited)	December 31, 2009
Assets
Current Assets
Cash	$5,869	$2,518
Accounts receivable, net of allowance for
doubtful accounts of $0	0	2,000
Prepaid expenses and other current assets	67,135	80,523
Total Current Assets	73,004	85,041
Property and equipment, net of accumulated
depreciation of $83,115 and $85,841	20,713	18,705
Website development costs, net of accumulated
amortization of $8,758 and $1,813	71,987	19,945
Other assets	20,679	17,724
Total Assets	186,383	141,415

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Accounts payable and accrued expenses	584,607	535,618
Obligations to be settled in stock	153,726	132,900
Dividends payable	504,970	479,339
Loans and notes payable – related parties	1,460,000	990,000
Loans and notes payable - other	140,000	140,000
Current maturities of long-term debt	33,529	33,529
Total Current Liabilities	2,876,832	2,311,386
Long-term Debt	-
Total Liabilities	2,876,832	2,311,386

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized;
85,890 and 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized;
issued and outstanding 497,743,060 and 478,168,060 shares	49,774	47,817
Common Stock subscribed	-	500
Additional paid-in capital	45,546,918	45,519,375
Stock subscription receivable	-	(125,000)
Accumulated (deficit)	(48,287,227)	(47,612,749)
Total Stockholders’ Equity (Impairment)	(2,690,449)	(2,169,971)

Total Liabilities and Equity (Impairment)	$186,383	$141,415

The accompanying notes are an integral part of the consolidated financial statements.

KIWIBOX.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2010	2009		2010	2009
Total Revenues	$670		20,959	$1,403	$38,844

Cost of Goods Sold	785		2,263	785	11,497

Gross Profit (Loss)	(115)		18,696	618	27,347

Selling expenses	47,063		12,769	72,194	101,565
General and administrative expenses	268,995		260,261	509,923	845,776

Loss from Operations	(316,173)		(254,334)	(581,499)	(919,994)

Other Income (Expense)
Miscellaneous income	11,377		-	11,377	0
Misc. non-operating expenses	(3,346)		0	(6,531)	0
Foreign currency transaction loss	(5,585)		0	(5,585)	0
Change in fair value –derivative liability	-		0	-	(77,806)
Amortization of deferred financing cost	-		0	-	(4,000)
Gain on extinguishment of debt	-		32,416	-	32,416
Gain on disposition of assets	-		-	2,285	-
Interest income	-		5	-	5
Interest expense	(39,758)		(20,623)	(68,894)	(635,810)
Total Other Income (Expense)	(37,312)		11,798	(67,348)	(685,195)

Loss from Operations before Provision
for Income Taxes	(353,485)		(242,536)	(648,847)	(1,605,189)

Provision for income taxes	-		-	-	-

Net Loss	$(353,485)		$(242,536)	$(648,847)	$(1,605,189)

Dividends on Preferred Stock	(12,815)		(12,816)	(25,631)	(25,632)

Net Loss applicable to
Common Shareholders	$(366,300)		$(255,352)	$(674,478)	$(1,630,821)

Loss per Common Share	$(0.001)	$	(0.001)	$(0.001)	$(0.004)

Weighted Average Number of
Common Shares Outstanding	497,743,060		454,099,712	494,544,563	449,635,427

The accompanying notes are an integral part of the consolidated financial statements.

KIWIBOX.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash Flows from Operating Activities
Net Loss	$(648,847)	$(1,605,189)
Adjustments to Reconcile Net Loss
to Net Cash Used by Operations
Depreciation and amortization	12,807	32,447
Change in fair value – derivative liabilities	-	77,806
Loss (gain) on disposal of assets	(2,285)	5,940
Intrinsic value of beneficial conversion rights	-	600,000
Decreases (Increases) in Assets
Accounts receivable	2,000	4,426
Prepaid expenses	13,388	11,272
Increases (decreases) in Liabilities
Obligations to be settled in stock	49,826	13,000
Accounts payable and accrued expenses	48,989	65,376
Net Cash Used by Operating Activities	(524,122)	(794,922)

Cash Flows from Investing Activities
Other assets	(2,955)	(14,500)
Proceeds from sale of assets	4,520	-
Cash outlay - website development costs	(58,987)	-
Purchases of property and equipment	(10,105)	-
Net Cash Used by Investing Activities	(67,527)	(14,500)

Cash Flows from Financing Activities
Proceeds from loans and notes	470,000	850,000
Issuance of common stock	125,000	-
Net Cash Provided by Financing Activities	595,000	850,000

Net Increase (Decrease) in Cash	3,351	40,578
Cash at Beginning of Period	2,518	5,000
Cash at End of Period	$5,869	$45,578

The accompanying notes are an integral part of the consolidated financial statements.

KIWIBOX.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Six Months Ended June 30, 2010

Cashless exercise of warrants	$1,312

Settlement of obligations with common stock and common stock options	$29,000

Six Months Ended June 30, 2009

Reclassification of derivative liabilities to Additional Paid-in capital	$3,408,618

Foregiveness of debt by related party	$213,570

      KIWIBOX.COM
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2010

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

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of June 30, 2010, the results of operations for the three and six months ended June 30, 2010 and 2009, and the cash flows for the six months ended June 30, 2010 and 2009, have been included.

Principles of Consolidation

The consolidated financial statements for the period ended December 31, 2009  include the accounts of Magnitude Information Systems, Inc. and its subsidiaries Magnitude, Inc. and Kiwibox Media, Inc. All significant inter-company balances and transactions have been eliminated.

KIWIBOX.COM, INC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010

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

KIWIBOX.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010

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

Fees incurred for web site hosting, which involve the payment of a specified, periodic fee to an Internet service provider in return for hosting the web site on its server(s) connected to the Internet, are expensed over the period of benefit, and included in cost of sales in the accompanying financial statements. A total of $58,987 and $21,658 was capitalized for web-site development work during the six months ended June 30, 2010 and the year ended December 31, 2009, respectively. During 2009, a new software platform was placed into service. The old capitalized cost of $64,650, including the remaining unamortized balance from  2008 totaling $30,771 was written off as they were deemed to be impaired.

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

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period.  Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 180,054,852 common shares at June 30, 2010, comprised of 144,731,315 shares issuable upon exercise of stock purchase warrants, 8,250,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 26,344,000 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest, presently convertible at the option of two holders at a price of $0.01 per share, totals $1,621,118 which would yield 162,111,800 shares if fully exercised, however, the respective notes, all of which were issued to these two investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the quarter, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

KIWIBOX.COM, INC
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010

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

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000.  Balances in these accounts may, at times, exceed the federally insured limits. At June 30, 2010, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. PREPAID EXPENSES

Prepaid Expenses at the end of the quarter consisted of $1,267 in prepaid business insurance costs, $60,455 in prepayments on promotional supplies inventory, and $5,413 made up of several smaller positions.

5. PROPERTY AND EQUIPMENT
Property and equipment consist of the following at

	June 30, 2010	December 31, 2009
Furniture	$14,322	$6,646
Leasehold Improvements	24,130	24,131
Equipment	65,376	73,770
	103,828	104,546
Less accumulated depreciation	83,115	85,841
Total	$20,713	$18,705

      Depreciation expense charged to operations was $5,862 and $17,672 in the first six months of 2010 and 2009, respectively.

KIWIBOX.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2010

6.  INTANGIBLE ASSETS

Intangible assets consisted of software for website development costs as follows:

	June 30, 2010	December 31, 2009
Website development costs	$80,745	$21,758
Less accumulated amortization	8,758	1,813
Total	$71,987	$19,945

During 2009, a new software platform developed by a third party was adapted for use by the Company and placed into service. The developmental costs associated with this adaptation, amounting to $21,758 were capitalized and the remaining unamortized balance of the 2008 capitalized costs, totaling $30,771 were written off as they were deemed to be impaired. Amortization expense for the six months ending June 30, 2010 and 2009 was $6,944 and $10,775, respectively. Additional amortization and accumulated amortization over the next 5 years will be as follows:

Amortization expense
December 31, 2010	$13,457
December 31, 2011	26,915
December 31, 2012	25,102
December 31, 2013	6,513
December 31, 2014	-

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	June30, 2010	December 31, 2009
Accounts payable	$217,631	$208,792
Accrued interest	235,787	170,860
Accrued payroll, payroll taxes and commissions	5,244	15,331
Accrued professional fees	123,840	116,900
Miscellaneous accruals	2,105	23,735
Total	$584,607	$535,618

8.  OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at
                                                                                                                     & ;amp ;#16 0;
	June 30, 2010	December 31, 2009
Obligation for warrants granted for compensation	$40,000	$20,000

900,000 common shares issuable to a consultant who was a director of the company, for services rendered.	36,000	36,000
400,000 (2010) and 1,250,000 (2009) common shares, and 2,800,000 (2010) and 2,200,000 (2009) stock options issuable to two officers of the Company pursuant to their respective employment Agreements	62,876	67,990

KIWIBOX.COM, INC.
NOTES TO CONSDENSED FINANCIALSTATEMENTS
JUNE 30, 2010
8. OBLIGATIONS TO BE SETTLED IN STOCK
    (continued)

1,500,000 (2010) and 900,000 (2009) stock options issuable to one director who also serves as the Company’s general counsel	4,850	8,910

	$153,726	$132,900

9. LOANS PAYABLE

The Company (Formerly  Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at June 30, 2010 and December 31, 2009:

On December 4, 1996, The company (Formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000
Total	$75,000

10. NOTES PAYABLE

	June 30,	December 31,
	2010	2009
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000
In January 2008 a shareholder loaned the Company $40,000 pursuant to which the Company issued a demand note bearing interest at the rate of 5% per year.	40,000	40,000
In September 2008 and December 2008 a shareholder loaned the Company $50,000 and $100,000, repayable under convertible promissory notes bearing interest at 10% per annum and payable on demand.	150,000	150,000

In January and February 2009 a shareholder loaned the Company $350,000 and $150,000, repayable under convertible promissory notes bearing interest at 10% per annum and payable on demand. On March 31, 2009, these notes and $100,000 of notes listed above were amended to include an option for the holder to convert the debt into common stock at $0.01 per share. The intrinsic value of the beneficial conversion feature was valued at $600,000 resulting in a	500,000	500,000

KIWIBOX.COM
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 31, 2010

11.  NOTES PAYABLE (continued)

       charge   to interest and a credit to additional paid-in capital in the same amount.

During March 2009, the same shareholder loaned the Company $50,000 under the same terms as the earlier notes issued in the first quarter. The note (and the notes above) was subsequently amended to include the stipulation that the shares to be issued if the holder elected a conversion, together with other shares held by this shareholder, may not result in an ownership interest exceeding 9.9%.	50,000	50,000

During April, May and June 2009, the same shareholder loaned the Company an aggregate $250,000 under the same terms as the earlier notes issued in the first quarter. All of the notes were subsequently amended to include the stipulation that the shares to be issued if the holder elected a conversion, together with other shares held by this shareholder, may not result in an ownership interest exceeding 9.9%.	250,000	250,000

During June 2009 through December 2009, another shareholder loaned the Company an aggregate $640,000 under the same terms as the earlier investor who had extended loans during the first two quarters in 2009 as mentioned above. In December 2009, the Company repaid $600,000 against such notes, leaving a balance of $40,000 open at year-end.	40,000	40,000

During January and February 2010, a shareholder loaned the Company $150,000 under the same terms as the earlier notes issued in 2009.	150,000

During May 2010 a shareholder loaned the Company $100,000 under the same terms as earlier notes issued in 2009.	100,000

During April through June a shareholder loaned the Company $220,000 under the same terms as earlier notes issued in 2009.	220,000
Total	$1,525,000	$1,055,000

KIWIBOX.COM
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 31, 2010

11. LONG-TERM DEBT

Long-term debt as of June 30, 2010 and December 31, 2009 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529
Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$-

12. COMMITMENTS AND CONTINGENCIES

We maintain offices for our operations at 330 W. 38th Street, New York, New York 10018, for approximately 900 square feet. This lease expires at the end of 2010 and requires minimum monthly rentals of $2,199 plus tenants’ share of utility/cam/property tax charges which average approximately $400 per month. During the 1st quarter of 2010 the Company successfully negotiated with the landlord to give up a lease of an office located at the same address consisting of approximately 500 square feet.

In May 2010 the Company negotiated a lease of an apartment in New York City for the CEO in order to reduce travel costs. The lease is for 12 months at $2,775 per month.

Our total rent expenses were $24,302 and $32,434 during the six months ended June 30, 2010 and 2009, respectively.

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

13. RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2010 and 2009 one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $30,000 and $60,000, respectively, for each period for legal services. The director also received 100,000 common stock options per month during the three and six months ended June 30, 2010, valued at $5,940 and $11,880, respectively.

KIWIBOX.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     JUNE 30, 2010

13. RELATED PARTY TRANSACTIONS – Continued

During the three and six months ended June 30, 2009 we paid our Chief Executive Officer $12,000 and $12,000, respectively, for outside consulting services performed.

During the three and six months ended June 30, 2010, we incurred an aggregate $40,155 and $127,277, respectively, to companies controlled by the Chief Technology Officer of the Company for website expenses and software development ($35,153 for three months and $119,692 for six months) and Company promotional and marketing expenses ($2,000 for three months and $7,585 for six months). During the three and six months ended June 30, 2009 we incurred an aggregate $3,003 and $3,003, respectively, to these companies, for server hosting expenses.

Through June 30, 2010, the beneficial ownership in the Company’s securities held respectively, by Tell Capital AG of Switzerland and its principal, Ulrich Schuerch on a consolidated basis, was approximately 10.4%, and approximately 9.9% for Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc. of Switzerland, of the voting stock. Both Discovery Advisory Company and Cambridge Services Inc. are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes to during 2009 and 2010. During the three and six months ended June 30, 2010, Cambridge Services, Inc. advanced an additional $350,000 and $470,000, respectively.  At June 30, 2010, $950,000 and $510,000 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc., respectively. The terms of the related debentures were modified subsequent to June 30, 2010 (see Note 15, SUBSEQUENT EVENTS).

14. FAIR VALUE

 Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.

We have determined that it is not practical to estimate the fair value of our notes payable because of their unique nature and the costs that would be incurred to obtain an independent valuation. We do not have comparable outstanding debt on which to base an estimated current borrowing rate or other discount rate for purposes of estimating the fair value of the notes payable and we have not been able to develop a valuation model that can be applied consistently in a cost efficient manner. These factors all contribute to the impracticability of estimating the fair value of the notes payable. At June 30, 2010, the carrying value of the notes payable and accrued interest was $1,835,787.

15. SUBSEQUENT EVENTS

On July 30, 2010, the Company filed a report on Form 8-K, advising that Rudolf  Hauke resigned as the Chief Executive  Officer and as a member of the Company’s Board of Directors and that. effective as of August 1, 2010, the Company appointed Andre Scholz to serve as President and Chief Executive Officer. Mr. Scholz previously served as the Company’s Chief Technology Officer.

KIWIBOX.COM, INC.
NOTES TO CONSOLIDATED FINANCIAL STATE.99%MENTS
JUNE 30, 2010

15. SUBSEQUENT EVENTS-Continued.

On July 27, 2010, the Company issued two Class A Senior Convertible Revolving Promissory Notes, one to Cambridge Services, Inc., in the principal amount of $543,996, consolidating the series of loans made to the Company since June 26, 2009 through June 30, 2010, and one to Discover Advisory Company, in the principal amount of $1,080,984, consolidating the series of loans made to the Company since September 19, 2008 through June 30, 2010. Each of these promissory notes are due on demand, accrue interest at the rate of 10%, per annum, are convertible at the option of each lender into Common Stock of the Company at 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001 (the "Conversion Price"). Both promissory notes contain conversion caps, limiting conversions under these notes to a maximum beneficial ownership position of Company common stock to 9.99% for each lender. Each of these notes contains Company covenants, requiring the lenders’ prior written consent in order for the Company to merge, issue any common or preferred stock or any convertible debt instruments, declare a stock split or dividends, increase any compensation to its officers or directors by more than five (5%) during any calendar year,
Use any of the proceeds of the notes to pay any accrued salaries or past due accounts, payables or debts, and prohibits the use of a Form S-8 registration statement except under specific circumstances.

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

Description of Business

      The company has finished the integration of the Kiwibox 3.5 platform. With these improvements the company has caught up to the level of other big social network communities on the market. Kiwibox has developed multiple mobile applications for cell phones to follow the mobile usage of its members. The company has developed multiple technololgy  connection applications for facebook and twitter to show up public and show activity across  social  networks. Kiwibox is following up its effort to target old teens and young adults by capturing their interest and   allowing them to discover how to integrate the usage of social networking in to their lives now and in the future.

      The company has increased its efforts in active street and event marketing as well the  technology developments by 25% per month. Our operating expenses, not including stock-based compensation reached a level of approximately $80,000 to $100,000 per month. We are currently receiving funding at these levels from existing investors (see sections “Loans and Notes Payable”).

Results of Operations for the Three and Six Months Ended June 30, 2010 Compared to the Three  and Six Months Ended June 30, 2009

For the three and six months ended June 30, 2010, total revenues amounted to $670 and $1,403, respectively, compared to $20,959 and $38,844 recorded in the same periods in 2009.

Gross profits for the six months ended June 30, 2010 amounted to $618 after accounting for $785 in cost of sales.  After deducting selling - and general and administrative expenses of $316,058 and $582,117 for the three and six months ended June 30 2010, compared to $273,030 and $947,341 recorded in the same period in 2009, the Company realized operating losses of $316,173 and $581,499 for the three and six months ended June 30, 2010 compared to operating losses of $254,334 and $919,994 in the same periods in 2009. The significant decline in operating expenses was the result of severe cost cutting measures initiated in the course of current restructuring efforts. In particular, outlays for salaries and consulting expenses were sharply reduced due to cut-backs in staffing and curtailment of consultant retentions.

The quarter concluded with a net loss of $353,485 for the quarter and a loss of $648,847 for the first six months of 2010. After accounting for dividends accrued on outstanding preferred stock which totaled $12,815 and $25,631, respectively,  the net loss applicable to common shareholders was $366,300 or $0.001 per share and $674,478 or $0.001 per share for the quarter and six months ended June 30, 2010, compared to a loss of $255,352 or $0.001 per share and $1,630,821 or $0.004 per share for the same periods in 2009.

Liquidity and Capital Resources

We have financed our business with new debt since our cash flow is insufficient to provide the working capital necessary to fund our operations. We received $320,000 in cash from short-term loans from accredited private investors during the quarter. We have an ongoing and urgent need for working capital to fund our operations. If we are unable to continue to receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $2,803,828 at June 30, 2010, as compared to $2,226,345 at December 31, 2009.  The change is primarily attributable the losses incurred in the first quarter of 2010, and the receipt by the company of an aggregate $470,000 in short term loans during 2010.  Stockholders’ equity showed an impairment of $2,690,449 at the end of the period, compared to an impairment of $2,169,971 at the beginning of the year. The negative cash flow from operations during the six months totaled $524,122 and was financed by new debt and $125,000 in equity capital from subscriptions for “units” consisting of common stock shares and stock purchase warrants.

We have no bank debt and aside from trade payables and accruals, our indebtedness at June 30, 2010, consisted of certain notes and loans aggregating $1,600,000. The position “Obligations to be settled in stock” of $153,726 accounts for common shares due under consulting agreements, and for services to be settled in common stock options and warrants, where the underlying securities had not yet been issued. Current liabilities also include $504,970 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

Item 4T.    CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Form 10-Q for the quarter ended June 30, 2010, an evaluation was undertaken, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(e) of the Exchange Act; and; based upon that evaluation, Company management, including the Chief Executive Officer and the Chief Financial Officer, has concluded that the design of the Company’s disclosure controls and procedures are effective and ensure that all material information required to be disclosed by the Company in the reports that it files or submits under the Act, are recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms; in addition, the evaluation confirmed that the Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to Company management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)      Issuance of unregistered securities

      During the first six months of 2010 the Company issued the following unregistered securities:

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

Item 3         DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $504,970.  These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

Item 4          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

-  None

Item 5          OTHER INFORMATION

-  None

Item 6        EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

(3)(i) - Articles of Incorporation and Amendments thereto, incorporated herein by reference to Exhibits of previous filings with the Commission.

(3)(ii) - By-laws of the Company, incorporated herein by reference to Exhibits of previous filings with the Commission.

(31.1) -  Certification of Andre Scholz, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2) -  Certification of Craig S. Cody, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)  -  Certification of Andre Scholz, Chief Executive Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(32.2)  -  Certification of Craig S. Cody, Chief Financial Officer, pursuant to Sections 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350

(b)           Reports on Form 8-K:

On May 4, 2010, the Company filed a report on 8K, disclosing the resignation of the Chief Financial Officer and appointment of a new Chief Financial Officer ..

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

                         On July 30, 2010, the Company filed a report on Form 8-K, advising that Rudolf  Hauke resigned as the Chief Executive  Officer and as a member of the Company’s Board of Directors and that. effective as of August 1, 2010, the Company appointed Andre Scholz to serve as Chief Executive Officer. Mr. Scholz previously served as the Company’s  Chief Technology Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Kiwibox.Com, INC.

Date: August 16, 2010	By:	/s/ Craig S. Cody
Craig S. Cody
Chief Financial Officer