Form 10-Q
period 2010-09-30
Kiwibox.Com, Inc.
filed 2010-11-09
CIK 838796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2010

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

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of November 8, 2010, was 498,243,060 shares.

KIWIBOX.COM, INC.

INDEX

Page
Number
PART 1 - FINANCIAL INFORMATION

Item 1 Financial Statements

Condensed Balance Sheets
- September 30, 2010 (unaudited) and December 31, 2009	3

Condensed Statements of Operations
- Three and nine months ended September 30, 2010 and 2009 (unaudited)	4

Condensed Statements of Cash Flows
- Nine months ended September 30, 2010 and 2009 (unaudited)	5 - 6

Notes to Condensed Financial Statements	7 - 16

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations	17 – 18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.Controls and Procedures	19

PART II - OTHER INFORMATION	20 - 21

Item 1. Legal Proceedings	20

Item 1A. Risk Factors	20

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3. Defaults Upon Senior Securities	20

Item 4T. Submission of Matters to a Vote of Security Holders	20

Item 5. Other information	20

Item 6. Exhibits	21

SIGNATURES	22

PART I  - Item 1   Financial Statements

KIWIBOX.COM, INC.
CONDENSED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current Assets
Cash	$20,698	$2,518
Accounts receivable, net of allowance for doubtful accounts of $0	120	2,000
Prepaid expenses and other current assets	52,104	80,523
Total Current Assets	72,922	85,041
Property and equipment, net of accumulated depreciation of $85,955 and $85,841	17,873	18,705
Website development costs, net of accumulated amortization of $17,570 and $1,813	101,439	19,945
Other assets	12,487	17,724
Total Assets	204,721	141,415

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Accounts payable and accrued expenses	503,147	535,618
Obligations to be settled in stock	164,678	132,900
Dividends payable	517,786	479,339
Convertible notes payable – related parties	1,894,980	990,000
Liability for derivative conversion features – related party debt	2,142,304	-
Loans and notes payable - other	140,000	140,000
Current maturities of long-term debt	33,529	33,529
Total Current Liabilities	5,396,424	2,311,386
Long-term Debt	-	-
Total Liabilities	5,396,424	2,311,386

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized;
85,890 and 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized;
issued and outstanding 498,243,060 and 478,168,060 shares	49,824	47,817
Common Stock subscribed	-	500
Additional paid-in capital	45,556,868	45,519,375
Stock subscription receivable	-	(125,000)
Accumulated (deficit)	(50,798,481)	(47,612,749)

Total Stockholders’ Equity (Impairment)	(5,191,703)	(2,169,971)

Total Liabilities and Equity (Impairment)	$204,721	$141,415

The accompanying notes are an integral part of the condensed financial statements.

KIWIBOX.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2010	2009		2010	2009
Total Revenues	$417		14,928	$1,820	$53,772

Cost of Goods Sold	1155		9,223	1,940	20,720

Gross Profit (Loss)	(738)		5,705	(120)	33,052

Selling expenses	60,710		10,213	132,904	111,778
Stock-based compensation (see below)	-		121,929	-	121,929
General and administrative expenses	251,995		258,212	761,918	1,103,988

Loss from Operations	(313,443)		(384,649)	(894,942)	(1,304,643)

Other Income (Expense)
Miscellaneous income	3,000		-	14,377	-
Misc. non-operating expenses	(99)		(450)	(6,630)	(450)
Foreign currency transaction loss	-		-	(5,585)	-
Change in fair value –derivative liability	(177,271)		-	(177,271)	(77,806)
Amortization of deferred financing cost	-		-	-	(4,000)
Gain on extinguishment of debt	-		32,416	-	32,416
Gain on disposition of assets	-		-	2,285	-
Interest income	42		5	42	5
Interest expense-derivative conversion features	(1,965,033)		-	(1,965,033)	-
Interest expense-debt	(45,633)		(32,291)	(114,527)	(668,101)
Total Other Income (Expense)	(2,184,994)		(32,741)	(2,252,342)	(717,936)

Loss from Operations before Provision for Income Taxes	(2,498,437)		(417,390)	(3,147,284)	(2,022,579)

Provision for income taxes	-		-	-	-

Net Loss	$(2,498,437)		$(417,390)	$(3,147,284)	$(2,022,579)

Dividends on Preferred Stock	(12,816)		(12,816)	(38,447)	(38,447)

Net Loss applicable to Common Shareholders	$(2,511,253)		$(430,205)	$(3,185,731)	$(2,061,026)

Loss per Common Share	$(0.005)	$	(0.001)	$(0.006)	$(0.005)

Weighted Average Number of Common Shares Outstanding	497,907,895		448,633,886	495,665,674	449,301,580

All of the stock-based compensation relates to selling, general and administrative expenses.

The accompanying notes are an integral part of the condensed financial statements.

KIWIBOX.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash Flows from Operating Activities
Net Loss	$(3,147,284)	$(2,022,579)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	24,459	45,885
Change in fair value – derivative liabilities	177,271	77,806
Loss (gain) on disposal of assets	(2,285)	450
Intrinsic value of beneficial conversion rights	1,965,033	600,000
Securities issued for expenses	-	121,929
Interest accretion on long term debt	-	1,385
Decreases (Increases) in Assets
Accounts receivable	1,880	2,008
Prepaid expenses	28,419	9,300
Increases (decreases) in Liabilities
Obligations to be settled in stock	70,777	31,847
Accounts payable and accrued expenses	132,509	48,250
Net Cash Used by Operating Activities	(749,221)	(1,083,719)

Cash Flows from Investing Activities
Other assets	5,237	(14,500)
Proceeds from sale of assets	4,520	-
Cash outlay - website development costs	(97,251)	-
Purchases of property and equipment	(10,105)	7,000
Net Cash Used by Investing Activities	(97,599)	(21,500)

Cash Flows from Financing Activities
Proceeds from loans and notes	740,000	1,190,000
Issuance of common stock	125,000	-
Net Cash Provided by Financing Activities	865,000	1,190,000

Net Increase (Decrease) in Cash	18,180	84,781
Cash at Beginning of Period	2,518	5,000
Cash at End of Period	$20,698	$89,781

The accompanying notes are an integral part of the consolidated financial statements.

KIWIBOX.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Nine Months Ended September 30, 2010

Cashless exercise of warrants	$1,312

Settlement of obligations with common stock and common stock options	$39,000

Reclassification of accrued interest to debt principal	$164,980

Nine Months Ended September 30, 2009

Reclassification of derivative liabilities to Additional Paid-in capital	$3,408,618

Forgiveness of debt by related party	$213,570

Settlement of obligations with common stock and common stock options	$80,000

      KIWIBOX.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010

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

In the opinion of the Company’s management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company’s financial position as of September 30, 2010, the results of operations for the three and nine months ended September 30, 2010 and 2009, and the cash flows for the nine months ended September 30, 2010 and 2009, have been included.

Principles of Consolidation

The consolidated financial statements for the period ended December 31, 2009 include the accounts of Kiwibox.com, Inc. (f/k/a Magnitude Information Systems, Inc.) and its subsidiaries Magnitude, Inc. and Kiwibox Media, Inc. All significant inter-company balances and transactions have been eliminated.

KIWIBOX.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2010

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

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Since the number of shares issuable under the Company’s Series G convertible preferred stock was indeterminable during the year ended December 31, 2008, the Company had measured the fair value of warrants and options outstanding at December 31, 2008, which was determined to be $3,330,812, measured using significant unobservable inputs (Level 3) under a Black-Scholes valuation method. On February 19, 2009, all outstanding shares of the Series G stock automatically converted into 17,857,142 common shares, thereby removing the indeterminable factor and giving rise to a reclassification of the entire position of $3,408,618 into additional paid-in capital, which included a further $77,806 loss incurred during the first quarter 2009, reported in the Statement of Operations under Other Income (Expense). The Company accounted for certain convertible debentures modified in the three months ended September 30, 2010 as derivative liabilities required to be bifurcated form the host contract in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares (see Note 12).

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

KIWIBOX.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

Fees incurred for web site hosting, which involve the payment of a specified, periodic fee to an Internet service provider in return for hosting the web site on its server(s) connected to the Internet, are expensed over the period of benefit, and included in cost of sales in the accompanying financial statements. A total of $97,251 and $21,758 was capitalized for web-site development work during the nine months ended September 30, 2010 and the year ended December 31, 2009, respectively. During 2009, a new software platform was placed into service. The old capitalized cost of $64,650, including the remaining unamortized balance from 2008 totaling $30,771 was written off as they were deemed to be impaired.

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

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period.  Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 187,454,852 common shares at September 30, 2010, comprised of 151,731,315 shares issuable upon exercise of stock purchase warrants, 8,650,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 26,344,000 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest, presently convertible at the option of two holders at a price of $0.01 per share, totals $1,889,423 which would yield 188,942,300, respectively if fully exercised, however, the respective notes, all of which were issued to these two investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the quarter, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

KIWIBOX.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000.  Balances in these accounts may, at times, exceed the federally insured limits. At September 30, 2010, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. PREPAID EXPENSES

Prepaid Expenses at the end of the quarter consisted of $21,501 in prepaid business insurance costs, $29,455 in prepayments on promotional supplies inventory, and $1,148 made up of several smaller positions.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at	September 30, 2010	December 31, 2009
Furniture	$14,322	$6,646
Leasehold Improvements	24,130	24,131
Equipment	65,376	73,770
	103,828	104,546
Less accumulated depreciation	85,955	85,841
Total	$17,873	$18,705

Depreciation expense charged to operations was $8,702 and $25,723 in the first nine months of 2010 and  2009, respectively.

KIWIBOX.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

6.  INTANGIBLE ASSETS

Intangible assets consisted of software for website development costs as follows:

	September 30, 2010	December 31, 2009
Website development costs	$119,009	$21,758
Less accumulated amortization	17,570	1,813
Total	$101,439	$19,945

During 2009, a new software platform developed by a third party was adapted for use by the Company and placed into service. The developmental costs associated with this adaptation, amounting to $21,758 were capitalized and the remaining unamortized balance of the 2008 capitalized costs, totaling $30,771 were written off as they were deemed to be impaired. Amortization expense for the nine months ending Sept 30, 2010 and 2009 was $15,757 and $16,163, respectively. Additional amortization over the next 5 years will be as follows:

Amortization expense
December 31, 2010	$11,276
December 31, 2011	41,339
December 31, 2012	35,631
December 31, 2013	13,193
December 31, 2014	-

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	September 30, 2010	December 31, 2009
Accounts payable	$247,363	$208,792
Accrued interest	116,152	170,860
Accrued payroll, payroll taxes and commissions	9,188	15,331
Accrued professional fees	130,444	116,900
Miscellaneous accruals	-	23,735
Total	$503,147	$535,618

8.  OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at

	September 30,	December 31,
	2010	2009
Obligation for warrants granted for compensation	$50,000	$20,000

900,000 common shares issuable to a consultant who was a director of the company, for services rendered.	36,000	36,000

200,000 (2010) and 1,250,000 (2009) common shares, and 2,900,000 (2010) and 2,200,000 (2009) stock options issuable to two officers of the Company pursuant to their respective employment Agreements	60,858	67,990

1,800,000 (2010) and 900,000 (2009) stock options issuable to one director who also serves as the Company’s general counsel	17,820	8,910

	$164,678	$132,900

KIWIBOX.COM, INC.
            NOTES TO CONDENSED FINANCIALSTATEMENTS
SEPTEMBER 30, 2010

9. LOANS PAYABLE

The Company (Formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at September 30, 2010 and December 31, 2009:

On December 4, 1996, The company (Formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000

Total	$75,000

10. NOTES PAYABLE

	September 30,	December 31,
	2010	2009
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000

In January 2008 a shareholder loaned the Company $40,000 pursuant to which the Company issued a demand note bearing interest at the rate of 5% per year.	40,000	40,000

From September 2008 through September 2010 two shareholders loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 (see Note 12).	1,844,980	990,000

In September 2010, a shareholder loaned the Company $50,000 under a demand note at 10%.	50,000	-

Total	$1,959,980	$1,055,000

KIWIBOX.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

11. LONG-TERM DEBT

Long-term debt as of September 30, 2010 and December 31, 2009 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529

Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$-

12. DERIVATIVE CONVERSION FEATURES

On July 27, 2010, the Company issued two Class A Senior Convertible Revolving Promissory Notes (“Class A Notes”), one to Cambridge Services, Inc., in the principal amount of $683,996, consolidating the series of loans (and related accrued interest) made to the Company since June 26, 2009, and one to Discover Advisory Company, in the principal amount of $1,160,984, consolidating the series of loans (and related accrued interest) made to the Company since September 19, 2008 and including advances through September 30, 2010. Each of these promissory notes are due on demand, accrue interest at the rate of 10%, per annum, are convertible (including accrued interest) at the option of each lender into Common Stock of the Company at 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001 (the "Conversion Price"). Both promissory notes contain conversion caps, limiting conversions under these notes to a maximum beneficial ownership position of Company common stock to 9.99% for each lender. Each of these notes contains Company covenants, requiring the lenders’ prior written consent in order for the Company to merge, issue any common or preferred stock or any convertible debt instruments, declare a stock split or dividends, increase any compensation to its officers or directors by more than five (5%) during any calendar year.

The Company accounted for the conversion features underlying these convertible debentures modified in the three months ended September 30, 2010 in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features at the commitment date to be $1,965,033 utilizing a Black-Scholes valuation model. The fair value of the derivative conversion features was determined to be $2,142,304 at September 30, 2010. The change in fair value of the liability for the conversion feature resulted in a cost of $177,271 for the three and nine months ended September 30, 2010, which is included in Other Income (Expense) in the accompanying financial statements.

On March 31, 2009, certain notes held by shareholders were amended to include an option for the holder to convert the debt into common stock at $0.01 per share.  The intrinsic value of the beneficial conversion feature was valued at $600,000 resulting in a  charge to interest and a credit to additional paid-in capital in the same amount during the nine months ended September 30, 2009. The notes were subsequently amended to include the stipulation that the shares to be issued if the holder elected a conversion, together with other shares held by the shareholders, may not result in an ownership  interest exceeding 9.9%.  These notes were also part of the modification of the conversion terms in the three months ended September 30, 2010 noted above.

KIWIBOX.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

13. COMMITMENTS AND CONTINGENCIES

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

Our total rent expenses were $39,225 and $69,397 during the nine months ended September 30, 2010 and 2009, respectively.

During the second quarter in 2009 we entered into an agreement with a consultant to serve as the Company’s Chief Technology Officer. The agreement has a term of twelve months and may be extended by mutual consent. It provides for remuneration for services and expenses at the rate of $20,000 and 100,000 restricted shares per month, and a signing bonus of 500,000 restricted shares. During the first quarter in 2010, the Company issued the 500,000 shares for the signing bonus and 950,000 shares towards the accrued monthly allowance. In the third quarter the company issued an additional 500,000 shares towards the accrued monthly allowance.

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

KIWIBOX.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

14. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2010 and 2009 one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $45,000 and $65,000, respectively, for each period for legal services. The director also received 100,000 common stock options per month during the three and nine months ended September 30, 2010, valued at $2,970 and $8,910, respectively.

During the three and nine months ended September 30, 2009 we paid our Chief Executive Officer $12,000 and $12,000, respectively, for outside consulting services performed.

During the three and nine months ended September 30, 2010, we incurred an aggregate $61,087 and $188,364, respectively, to companies controlled by the Chief Technology Officer of the Company for website expenses and software development ($61,087 for three months and $180,779 for nine months) and Company promotional and marketing expenses ($0 for three months and $7,585 for nine months). During the three and nine months ended September 30, 2009 we incurred an aggregate $6,138 and $9,141, respectively, to these companies, for server hosting expenses.

Through September 30, 2010, the beneficial ownership in the Company’s securities held respectively, by Tell Capital AG of Switzerland and its principal, Ulrich Schuerch on a consolidated basis, was approximately 10.4% and approximately 9.9% for Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc. of Switzerland, of the voting stock.  Both Discovery Advisory Company and Cambridge Services Inc. are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes to during 2009 and 2010. During the three and nine months ended September 30, 2010, Cambridge Services, Inc. advanced an additional $220,000 and $690,000, respectively. At September 30, 2010, $1,080,984 and $763,996 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively. Additionally Ulrich Schuerch advanced the Company $50,000 for which a note was issued, this is a demand note at a rate of interest of 10%.

  15. FAIR VALUE

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.

Effective July 1 2009, the Company adopted ASC 820, Fair Value Measurements and Disclosures. This topic defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance supersedes all other accounting pronouncements that require or permit fair value measurements. The Company accounted for the conversion features underlying certain convertible debentures in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares.

 KIWIBOX.COM, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

15. FAIR VALUE (continued)

Effective July 1 2009, the Company adopted ASC 820-10-55-23A, Scope Application to Certain Non-Financial Assets and Certain Non-Financial Liabilities, delaying application for non-financial assets and non-financial liabilities as permitted. ASC 820 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange- traded securities and exchange-based derivatives.

Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

The following table reconciles, for the nine month period ended September 30, 2010, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Conversion Liability at January 1, 2010	-
Value of beneficial conversion features of new debentures	1,965,033
Change in value of beneficial conversion features during period	177,271
Reductions in fair value due to principal conversions	-
Conversion Liability at September 30, 2010	$2,142,304

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the recognition of the conversion liability.

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

Description of Business

Based on the market the Company has modified its business plan to optimize New York City membership. The result of this change is that New York City membership is up 45 percent in the third quarter in relation to the second quarter of 2010. In continuing the efforts to increase the membership and page impressions not only through organic growth, the company has decided to  pursue that growth by acquisition. Therefore the Company has started investigating the social network market for a complimentary target.

The Company is attaching great importance to its technology development to follow up the top social network leaders and give their users an alternative opportunity. On the marketing side the company is still continuing its efforts in street promotion and event organizing.

The operating expenses, not including stock-based compensation remain at a level of approximately $65,000 to $80,000 per month. We are currently receiving funding at these levels from existing investors (see sections “Loans and Notes Payable”).

Results of Operations for the Three and Nine Months Ended September 30, 2010 Compared to the Three  and Nine Months Ended September 30, 2009

For the three and nine months ended September 30, 2010, total revenues amounted to $417 and $1,820, respectively, compared to $14,928 and $53,772 recorded in the same periods in 2009.

Gross profit (loss) for the nine months ended September 30, 2010 amounted to $(120) after accounting for $1,940 in cost of sales.  After deducting selling and general and administrative expenses of $312,705 and $894,822 for the three and nine months ended September 30, 2010, compared to $390,354 and $1,337,695 recorded in the same period in 2009, the Company realized operating losses of $313,443 and $894,942 for the three and nine months ended September 30, 2010 compared to operating losses of $384,649 and $1,304,643 in the same periods in 2009. The significant decline in operating expenses was the result of severe cost cutting measures initiated in the course of current restructuring efforts. In particular, outlays for salaries and consulting expenses were sharply reduced due to cut-backs in staffing and curtailment of consultant retentions.

The quarter concluded with a net loss of $2,498,437 for the quarter and a loss of $3,147,284 for the first nine months of 2010. After accounting for dividends accrued on outstanding preferred stock which totaled $12,816 and $38,447, respectively, the net loss applicable to common shareholders was $2,511,253 or $0.005 per share and $3,185,731 or $0.006 per share for the three and nine months ended September 30, 2010, compared to a loss of $430,205 or $0.001 per share and $2,061,026 or $0.005 per share for the same periods in 2009. The large portion of this loss during the third quarter was the a result of the Other Income (Expense) of ($2,184,994) and ($2,252,342) for the three and nine months ended September 30, 2010, respectively. These were a result of the accounting treatment for the convertible notes held by Cambridge Services, Inc. and Discover Advisory Company, resulting in interest expense of $1,965,033 and a loss for the change in value of the underlying derivative conversion features of $177,271 during the three months then ended (as explained in Note 12 and 15).

Liquidity and Capital Resources

We have financed our business with new debt since our cash flow is insufficient to provide the working capital necessary to fund our operations. We received $270,000 in cash from short-term loans from accredited private investors during the quarter. We have an ongoing and urgent need for working capital to fund our operations. If we are unable to continue to receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $5,323,502 at September 30, 2010, as compared to $2,226,345 at December 31, 2009.  The change is primarily attributable to the other expense incurred in the three months ended 2010 from embedded derivatives and the receipt by the company of an aggregate $740,000 in short term loans during 2010.  Stockholders’ equity showed an impairment of $5,191,703 at the end of the period, compared to an impairment of $2,169,971 at the beginning of the year. The negative cash flow from operations during the nine months totaled $749,221 and was financed by new debt and $125,000 in equity capital from subscriptions for “units” consisting of common stock shares and stock purchase warrants.

We have no bank debt and aside from trade payables and accruals, our indebtedness at September 30, 2010 consisted of certain notes and loans aggregating $2,034,980. The position “Obligations to be settled in stock” of $164,678 accounts for common shares due under consulting agreements, and for services to be settled in common stock options and warrants, where the underlying securities had not yet been issued. Current liabilities also include $2,142,304 in embedded derivative liabilities and $517,786 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

Item 4T.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended September 30, 2010 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As of September 30, 2010, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of September 30, 2010, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

1. The Company’s control environment did not have adequate segregation of duties and lacked adequate accounting resources to address non routine and complex transactions and financial reporting matters on a timely basis.

2. The Company had only a part time chief financial officer performing all accounting related duties on site, presenting the risk that the reporting of these non routine and complex transactions during the preparation of our future financial statements and disclosures may not be accomplished in a timely manner.

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of September 30, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for the quarters ended September 30, 2010 and 2009, in conformity with generally accepted accounting principles.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

- On May 1, 2010, we hired our Comptroller, an experienced certified public accountant, to be our Chief Financial Officer;

- We will supplement, where necessary, existing resources with additional qualified third party consultants;

- We will institute more stringent approval process for financial transactions, and

- We will perform additional procedures and analysis for significant transactions as a mitigating control in the control environment due to segregation of duties issues.

Changes in Internal Controls over Financial Reporting

Other than as stated above, during the quarter ended September 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART  II  -  OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any pending material legal proceedings.

Item 1A.	RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Issuance of unregistered securities

During the first nine months of 2010 the Company issued the following unregistered securities:

(i)    5,000,000 common shares and 1,250,000 stock purchase warrants, exercisable during three years at $0.05 per share, to two investors pursuant to private placement subscriptions, resulting in the receipt by the Company of $125,000.
(ii)    1,950,000 common shares to an officer of the Company pursuant to the terms of his employment agreement (see “Commitments and Contingencies”).
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

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $518,000.  These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

-  None

Item 5	OTHER INFORMATION

-  None

Item 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

Exhibit No.	Description

31.01A.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2010.

31.02A.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 8, 2010.

32.01A.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 8, 2010.

(b)	Reports on Form 8-K:

On May 4, 2010, the Company filed a report on Form 8-K, disclosing the resignation of the Chief Financial Officer and appointment of a new Chief Financial Officer ..

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

On July 30, 2010, the Company filed a report on Form 8-K, advising that Rudolf Hauke resigned as the Chief Executive Officer and as a member of the Company’s Board of Directors and that effective as of August 1, 2010, the Company appointed Andre Scholz to serve as Chief Executive Officer. Mr. Scholz previously served as the Company’s Chief Technology Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Kiwibox.Com, INC.

Date: November 8, 2010	By:	/s/ Craig S. Cody
Craig S. Cody
Chief Financial Officer