Form 10-K/A
period 2009-12-31
Kiwibox.Com, Inc.
filed 2010-11-10
CIK 838796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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
Common Stock, par value $0.0001

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer or a smaller reporting company.

Large accelerated filer	☐	Accelerated Filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company.    Yes  ☐    No  ☒

As of March 1, 2010, 491,293,060 shares of Common Stock, $.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

EXPLANATORY NOTE

Kiwibox.Com, Inc. (“Kiwibox” or “the Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2009 that was originally filed with the United States Securities and Exchange Commission (the “Commission”) on March 31, 2010 (our “Original Annual Report”) in response to a comment letter, dated October 18, 2010, received from the Commission. This amendment is filed to (a) include our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2009, and (b) to amend our certifications filed with our Original Annual Report which pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) are currently dated.

Other than the revisions described above, we have not included in this Amended Report any events that occurred or information that became available subsequent to the date of filing of the Original Annual Report.

ITEM 9A:	MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Item 9A(T).  Evaluation of Disclosure Controls and Procedures

In connection with the preparation of the Company’s Annual Report on Form 10-K, an evaluation was carried out by our management, with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2009.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to  management, included the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our evaluation of disclosure controls and procedures as of December 31, 2009, conducted as part of the Company’s annual audit and preparation of our annual financial statements, several deficiencies were identified which viewed in the aggregate, represent a material weakness.  As a result of this material weakness, described more fully below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2009, the Company’s disclosure controls and procedures were ineffective.

 The Company instituted and is continuing to implement corrective actions with respect to the deficiencies in our disclosure controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

 Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of the Company’s financial reporting and the preparation of consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness in future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 Management has conducted, with the participation of the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009.  Management’s assessment of internal control over financial reporting was conducted using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

 A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of December 31, 2009, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2009 and 2008, in conformity with generally accepted accounting principles.

Our independent registered public accounting firm, Rosenberg Rich Baker Berman & Company, has not prepared an attestation report regarding our internal controls over the financial reporting.  The Company is a non-accelerated filer.

 Remediation of Material Weaknesses in Internal Control over Financial Reporting

 The Company commenced efforts to address the material weakness in its internal control over financial reporting and its control environment through the following actions:

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

 Changes in Internal Control over Financial Reporting

 Other than described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal year ended December 31, 2009, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 15. EXHIBITS

Exhibit No.	Description

31.01A.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2010.

31.02A.	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 10, 2010.

32.01A.	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2010.

32.02A.	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 10, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIWIBOX.COM, INC.

By:	/s/ Andre Scholz
Andre Scholz
President and Chief Executive Officer (principal executive officer)

By:	/s/ Craig Cody
Craig Cody
Chief Executive Officer (principal financial officer and principal accounting officer)

Date: November 10, 2010