Form 10-Q/A
period 2010-03-31
Kiwibox.Com, Inc.
filed 2010-11-10
CIK 838796

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
Amendment No. 1

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

EXPLANATORY NOTE

Kiwibox.Com, Inc. (“Kiwibox” or “the Company”) is filing this Amendment No. 1 (the “Amended Report”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 that was originally filed with the United States Securities and Exchange Commission (the “Commission”) on May 17, 2010 (our “Original Quarterly Report”) for the purposes of (a) updating  Item 4T. Controls and Procedures, and (b) revising the Certifications of the Company’s Chief Executive Officer and Chief Financial Officer, which pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”) are currently dated.  The remainder of the Original Quarterly Report filed with the Commission on May 17, 2010, remains unchanged and this Amended Report should be read in conjunction with the Original Quarterly Report.

Item 4T.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended March 31, 2010 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As of March 31, 2010, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of March 31, 2010, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Company management believes that notwithstanding the above identified deficientces that constitute our material weakness, that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of March 31, 2010 and 2009 and the related statements of operations, stockholders’ equity, and cash flows for the quarters ended March 31, 2010 and 2009, in conformity with generally accepted accounting principles.

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

Changes in Internal Controls over Financial Reporting

Other than as stated above, during the quarter ended June 30, 2010, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 6. EXHIBITS

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

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Kiwibox.Com Inc.

Date: November 10, 2010	By:	/s/ Andre Scholz
Andre Scholz
Chief Executive Officer
(principal executive officer)

Date: November 10, 2010	By:	/s/ Craig Cody
Craig Cody
Chief Financial Officer
(principal financial and chief accounting officer)