Form 10-K
period 2010-12-31
Kiwibox.Com, Inc.
filed 2011-04-15
CIK 838796

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2010

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

Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The Registrant’s revenues for the fiscal year ended December 31, 2010 were $2,039.

Common stock, par value $.0001 per share (“Common Stock”), was the only class of voting stock of the Registrant outstanding on April 5, 2011. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on April 5, 2011the aggregate market value of the shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on April 5, 2011, was approximately $9,375,661. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

As of April 5, 2011 498,243,060 shares of Common Stock, $.0001 par value, were outstanding.

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

Prior to the implementation of its strategic business plan in 2007, the Company’s primary product was an integrated suite of proprietary software modules previously marketed under the name ErgoEnterprise™. During the latter half of fiscal year 2006, Company management concluded that the marketplace for the Company’s ergonomic software products was not developing, and would not develop to the material extent necessary in the next 12 to 24 months, to support and sustain the Company’s sales efforts. Accordingly, management determined that it would be in the best interests of the Company and its shareholders to identify another business opportunity and pursue it for the benefit of our shareholders. On February 19, 2007, the Company, pursuant to its strategic plan to seek another business opportunity, signed an Agreement and Plan of Reorganization with the owners of a social networking website, to acquire their Kiwibox.com website and business, represented by Kiwibox Media, Inc. Pursuant to that certain Agreement and Plan of Reorganization, in August, 2007, Kiwibox Media, Inc. merged with and into Magnitude Operations, Inc., a wholly owned subsidiary of Magnitude Information Systems, Inc., in a “reverse merger” transaction. The three shareholders of Kiwibox Media, Inc. transferred and delivered all of the outstanding stock of Kiwibox Media, Inc. to Magnitude Operations, Inc. for cancellation and received in exchange shares of Magnitude Information Systems, Inc. at closing. Also at closing and as a result of the merger, the separate legal existence of Magnitude, Inc. ceased and Kiwibox Media, Inc. became the surviving corporation of the merger and a wholly owned subsidiary of Magnitude Information Systems, Inc. which subsequently changed its name to Kiwibox.com, Inc.

The Company is currently subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934.  The Company has the authority to issue an aggregate of One Billion Four Hundred Million (1,400,000,000) Common Shares, par value $.0001, following an increase from 700,000,000 shares, authorized by the shareholders of the Company on January 29, 2009, and Three Million (3,000,000) Preferred Shares, par value $.001, of which at December 31, 2009, Two Thousand Five Hundred (2,500) were designated as Cumulative Preferred Shares, par value $.001; Three Hundred Thousand (300,000) were designated as Series A Senior Convertible Preferred Stock, par value $0.001; Three Hundred Fifty Thousand (350,000) were designated as Series B Senior Convertible Preferred Stock, par value $0.001; One Hundred Twenty Thousand (120,000) were designated as Series C Senior Convertible Preferred Stock, par value $0.001; Five Hundred Thousand (500,000) were designated as Series D Senior Convertible Preferred Stock, par value $0.001; Five Hundred Thousand (500,000) were designated as Series E Senior Convertible Preferred Stock, par value $0.001, and Forty-Three Thousand Six Hundred Ten (43,610) were designated Series G Senior Convertible Preferred Stock

As of December 31, 2010, there were outstanding 498,243,060 Common Shares, 1 Cumulative Preferred Share, and 85,890 Convertible Preferred Shares.

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

We own and operate “Kiwibox.com”, a social networking website. Initially launched in 1999, Kiwibox.com is an online social networking website for old teens and young adults. Kiwibox has a regional-based advertising-system that allows target-group-optimized ads for advertisers and sponsors.

Kiwibox Operations

In the United States alone the teenage population is approximately 44 million, as estimated by the US Census Bureau, which spent over $189 billion in 2006,  according to eMarketer. Spending by and on teens is projected to reach $208 billion by the end of 2011, with $91 billion of that coming from teens themselves. To reach teens online, marketers are aggressively increasing resource allocation to social networks. According to eMarketer, advertising on social networking websites is projected to be over $6 billion during 2011. Today’s teenagers continue the growing advancement of social network connectivity and the overall enhancement of the digital age as they represent the driving force in the marketplace.  The focus in the millennial generation has shifted from connecting with one’s friends to living a digitally integrated lifestyle. In fact, according to Pew Internet and The American Life Project, 3 out of every four teens and young adults use a social network. With a myopia of social networks fighting to retain and grow their user base (as 90% of young adults use a computer at home or work), diversification of one’s offerings will remain the constant that divides market share. As Kiwibox.com continues to increase operating capabilities, offer cutting edge technologies and enhance the lives of users through connecting to all aspects of life, the network will continue to grow through diversity.

In mid-year 2009 we started a review process to identify new user preferences and trends in the market, partially driven by the growing presence of social websites such as Facebook, MySpace, and Twitter™. We also started to investigate the newest web technologies and to actively look for potential strategic partners.

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

Overall, we have equipped the entire website with the newest state-of-the-art advertising features which enable sponsors to self-direct their message to specific target audiences based on gender, age, geographic region, education, and interests. That also included a Google optimization with privacy options which improves Google search results.  Special attention was given to end up with a scaleable and highly redundant system that can accommodate future growth.  One of the most important features of a social network website is the Search and “be found” function. Here we completely updated our member search function to facilitate friends searches and establish networks of users on a global basis.

Potential Revenue Streams and Marketing Strategy

Currently we generate the majority of our revenue from advertising/sponsorships.  We are currently in the midst of cementing partnerships with various event marketers in our core user area. Revenue growth is expected as the revitalized site continues to lead to increased membership activity and new planned marketing strategies are implemented.

With the integration of target-group optimized advertising we seek to accommodate potential advertisers, recognizing and responding to the importance of a contact-price in relation to the internet target “cloud”. It is becoming more and more important to get access to the right target group and know how to direct advertising – and this is only possible in social networks.

Community means social network – and this lives from networking. Our new website is based on the latest web technology which makes it easier for users to stay connected and to interact with each other.  In addition, our website features and contents spectrum are designed to enlarge our potential user audience through inclusion of the “Young Adults” segment.

Safety

Kiwibox.com has developed an effective monitoring model which assists in maintaining a safe site for our member base, combining both technology based systems and user moderation.  Users communicate and share information in an environment where they feel both secure and at ease.  Members of the Kiwibox team monitor forums and groups daily to ensure the content is appropriate and harmless.

Besides employee moderation, the Kiwibox.com platform is equipped with advanced technology safety features. This includes the private sphere configuration of users, contact blocs for larger age differentials, anti-spam protection and intelligent self-learning user-scoring feature. In addition to this, Kiwibox.com has recently implemented state of the art security features such as former Attorney General Andrew M. Cuomo’s hash value database in order to block images of children being sexually abused. With the combination of human moderation and advanced technology, users are afforded a safe and secure site.

Competition

Our primary competitors are other youth targeted online social networks, including Facebook.com, Twitter and MySpace.com ™. Facebook and Twitter are widely considered the industry leaders, however, recently statistics and strategic announcements from both companies has indicated a shift in the target audience from teens and college students to a much broader and more adult demographic, because of their international focus.   We plan to distinguish ourselves by targeting the US-market and by combining the social-network advantages with user generated content – from users to users, while stressing the community feeling.

Intellectual Property

We currently do not own any patents, trademarks, or licenses of any kind. However, the Kiwibox.com  web and mobile software and other related intellectual property rights are important assets.  We hold the Internet domain names Kiwibox.com, Kiwibox.net, Kiwibox.org, as well as other country-code top level domains (e.g. kiwibox.cn) and feature-based domains like 4kiwi.com.

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

State and federal agencies are applying consumer protection laws to regulate the on-line use, collection and dissemination of personal information and website content. These laws require us to implement programs to notify our website users of our privacy and security programs. Consumer protection laws will require us to obtain the consent of our website users if we want to collect and use certain portions of their personal information. We are currently voluntarily working in partnership with the New York State Attorney General’s office and have incorporated hash value technology into our website.

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

Currently, we have 3 full-time and 4 part-time employees.

ITEM 1.A:	RISKS RELATED TO OUR BUSINESS

Early Stage Company; Generation of Revenues

Kiwibox.Com, Inc.  (“Kiwibox” or “the Company”) can be considered an early stage company and investors cannot reasonably assume that we will ever be profitable. As an early stage company, we are likely to continue to have financial difficulties for the foreseeable future. We may successfully re-develop our website operations and generate additional revenues but still be unable to achieve profitability. Kiwibox had devoted substantial funds to develop its website, but investors should be aware that there can be no assurance that Kiwibox will ever achieve revenues that exceed its operational costs. We may not obtain the funding necessary to provide Kiwibox with the working capital necessary to continue to develop and market its website. Moreover, the Kiwibox.com website may not receive sufficient internet traffic to increase revenues or achieve profitability.

Doubt Raised About our Ability to Continue as a Going Concern.

Our financial statements have been presented on the basis that we will remain a going concern and that our assets will increase and that we will satisfy our liabilities in the normal course of our business. Kiwibox has had minimal revenues and has incurred operating losses during the fiscal years ended December 31, 2007, 2008, 2009 and 2010. Our independent auditors have concluded that these factors create an uncertainty about our ability to continue as a going concern. Our ability to continue as a going concern is dependent, among other factors, on our continued success in raising capital.

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

Limited Senior Management Team; Potential Problems with Expanding Personnel

We have a limited number of senior management personnel, planning, developing and managing our website business. We have  expanded our website operations to accommodate potential growth in our membership and marketplace. We could experience significant pressure on our financial resources and management personnel as a result of the current expansion. In order to manage this expansion, we may be required to adopt new operating procedures, develop new advertising and marketing plans, financial controls and procedures and policies to supervise a growing employee population. We will also be required to attract, retain and properly administer the expansion of our employee population. Investors should be aware that we may not be able to adequately manage all of these new developments in our expansion, in which case our operations, business prospects, operating results and financial condition could be materially adversely affected.

Competition

Our website business in the young adult and teen marketplace is highly competitive. We can give no assurances that our website business will effectively compete with the more established teen websites currently operating in this marketplace.

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

Absence of Dividends

We have not paid any dividends on our common stock and we are not likely to do so in the foreseeable future. We presently intend to retain earnings for use in growing our business. We may pay for some of our future expansion through debt financing, in which case lenders traditionally prohibit the payment of any such dividends. We also are prohibited from paying dividends on our common stock before we have paid all dividends accrued on our preferred stock, which accruals amounted to $530,602 at December 31, 2010. Investors should be aware, therefore, that the Company intends to re-invest any earnings back into our business for the foreseeable future and that they should have no expectations of receiving any dividends on the common shares they may purchase.

ITEM 2:	DESCRIPTION OF PROPERTIES

We maintain offices for our Kiwibox operations at 330 W. 38th Street, New York, New York 10018, for approximately 733 square feet. The lease expired at the end of 2010 and was subsequently extended until April 2011 under the same terms. We pay minimum monthly rentals of $2,200 plus tenants’ share of utility/cam/property tax charges which average approximately $550 per month.

ITEM 3:	LEGAL PROCEEDINGS

At the time of this report, the Company is not a party to any material legal proceedings.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the 2010 fiscal period.

PART II

ITEM 5:	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a)  Market Information

The Company’s common stock currently trades on the Electronic Bulletin Board of the OTC market, under the symbol KIWB.  The following table sets forth, for the calendar quarters indicated, and for the last three years, the high and low sales prices for the Company’s common stock.

	OTC-BB
	Low/Bid	High/Ask
2008
First Quarter	$0.01	$0.04
Second Quarter	0.02	0.03
Third Quarter	0.01	0.03
Fourth Quarter	0.01	0.03
2009
First Quarter	$0.01	$0.03
Second Quarter	0.01	0.02
Third Quarter	0.01	0.01
Fourth Quarter	0.01	0.04
2010
First Quarter	$0.01	$0.02
Second Quarter	0.01	0.02
Third Quarter	0.01	0.01
Fourth Quarter	0.01	0.02

(b)  Shareholders

As of April 5, 2011, there were approximately 356 shareholders of record for the Company’s Common Stock.  The number of record holders does not include shareholders whose securities are held in street names.

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

There were no sales of unregistered securities during the fourth quarter of 2010.

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

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2006 through 2010 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

The financial data are those of Kiwibox.Com, Inc. (f/k/a Magnitude Information Systems, Inc.) including the operations of Magnitude, Inc. and, starting with August 16, 2007, the date of acquisition, the operations of KiwiBox Media, Inc through December 31, 2009, the date these entities were merged into Kiwibox.Com, Inc. All inter-company accounts and transactions have been eliminated in consolidation through December 31, 2009.

Balance Sheet
	December 31,
	2010	2009	2008	2007	2006
Total assets	$166,436	$141,415	$130,672	$3,221,336	$169,128
Current liabilities	6,181,044	2,311,386	5,179,293	6,316,912	2,674,613
Long-term debt	-	-	-	-	-
Working capital	(6,145,931)	(2,226,345)	(5,148,331)	(5,826,532)	(2,553,451)

Shareholders’ equity (deficit)	$(6,014,608)	$(2,169,971)	$(5,048,621)	(3,095,576)	(2,505,485)

Statement of Operations
	For the Year Ended December 31,
	2010	2009	2008	2007	2006
Total revenues	$2,039	$50,450	$59,421	$29,745	$47,701
Operating income (loss)	(1,181,626)	(1,609,956)	(6,206,870)	(2,447,832)	(3,716,867)
Net (loss)	(3,972,372)	(2,440,465)	(5,493,764)	(3,881,652)	(3,895,262)
Net (loss) after dividends on preferred shares	(4,023,635)	(2,491,728)	(5,545,096)	(3,935,133)	(4,473,726)
Net loss per common share	$(0.008)	$(0.006)	$(0.015)	$(0.016)	$(0.026)
Number of shares used in computing per share data	494,315,316	447,090,174	373,156,459	243,609,819	170,692,731

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Description of Business

Based on its market surveys, the Company’s business plan focused on increasing its regional membership during 2010. These efforts in the New York City membership market have resulted in an approximate 125% increase in this region’s membership growth during 2010. The Company intends to continue its marketing efforts in this region through a series of street promotion and event organizing in 2011. The Company has developed a number of partnerships with event organizers and businesses along the east coast of the United States and plans further expansion of these types of market alliances.

In continuing its efforts to exploit other available revenue sources in addition to its current efforts focused on organic membership growth, the Company implemented a strategic marketing plan to identify potential acquisition candidates in 2010. Pursuant to this endeavor, the Company identified a strategic international social network operation with whom the Company signed a confidential letter of intent in 2010. The Company completed its due diligence review of this candidate and, subject to the successful negotiation of a definitive agreement and other requirements, believes that its acquisition would significantly enhance the Company’s competitive market position.

The Company attaches great importance to its technology developments and continues to follow the top social network market leaders with technology upgrades, providing its users with an alternative social networking opportunity.

The operating expenses, not including stock-based compensation, remained at a level of approximately $65,000 to $80,000 per month. We are currently receiving funding at these levels from existing investors (see sections
“Loans and Notes Payable”).

Results of Operations for the Twelve Months Ended December 31, 2010 Compared to the Twelve Months Ended December 31, 2009

The Company had no material revenues during 2010 and 2009.  Our website presence is not yet supported by a volume of active members-users that would provide a basis for significant growth in advertising revenues. For the year ended December 31, 2010, total revenues amounted to $2,039 compared to $50,450 in 2009. Revenues were derived entirely from the Kiwibox operations.

Gross Profit (Loss) amounted to $(1,756) after considering $3,795 in website hosting expenses.  After deducting selling, research, and general and administrative expenses of $1,179,870 compared to the $1,621,638 recorded in 2009, the Company realized an operating loss of $1,181,626 compared to an operating loss of $1,609,956 in 2009.  Management’s efforts to reduce costs and streamline operations  by reducing salaries and costs associated with consultants clearly showed the desired effect during the course of the year. For the year 2011 management expects a reduction in operating expenses which, coupled with an expected increase in revenues, will start a process of putting the company on a path towards eventually eliminating the erosion of shareholder value.

The major item included in non-operating income and expenses was a charge of $2,083,716 accounting for the intrinsic value of the beneficial conversion feature associated with convertible debt. We also incurred a charge of $538,692 in connection with changes in the valuation of derivative liabilities. In 2009, the major item included in non-operating income and expenses was a charge of $600,000 accounting for the intrinsic value of the beneficial conversion feature associated with convertible debt. In addition, the Company arrived at a settlement with a former principal of its Kiwibox subsidiary which among other, entailed the write off of a $131,262 loan to that shareholder, transacted during the time before the Company acquired Kiwibox Media Inc. We also incurred a charge of $77,806 in connection with changes in the valuation of derivative liabilities, and income of $114,597 from the extinguishment of debt, consisting of $76,855 owed to a director and $37,742 from extinguishments of other company obligations.    In 2009 The year concluded with a net loss of $3,972,372. After accounting for dividends accrued on outstanding preferred stock which totaled $51,263 the net loss applicable to common shareholders was $4,023,635 or $0.008 per share, compared to a loss of $2,491,728 or $0.006 per share for the previous year.

Liquidity and Capital Resources

We have financed our business with new debt and equity capital since our cash flow is insufficient to provide the working capital necessary to fund our operations. We recorded $125,000 in cash from subscriptions for new equity capital from accredited private investors during 2010. In addition, we received $980,000 from short-term loans. We have an urgent need for working capital to fund our operations. If we are unable to immediately receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $6,145,931 at December 31, 2010, as compared to $2,226,345 at December 31, 2009.  Stockholders’ equity showed an impairment of $6,014,608 at the end of the year, compared to an impairment of $2,169,971 at the beginning of the year. The negative cash flow from operations totaled $972,327 and was substantially financed by new debt and equity which was obtained through private placements. The new equity placements were consummated by issuance of common stock and warrants to accredited investors. Details of such transactions can be found in the “Changes and Issuance of Securities” sections in the Company’s quarterly reports on Forms 10-Q during the year, as well as in the pertinent section of this report.

We have no bank debt and our indebtedness at December 31, 2010, excluding the other current liabilities described below, consisted of certain notes and loans aggregating $2,274,980. The position “Obligations to be settled in stock” of $183,648  includes $87,648 for common shares and options accrued for certain officers and directors pursuant to their respective employment and remuneration agreements, and $96,000 for stock and warrants due under consulting agreements. Current liabilities also include $530,602 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

Our current cash reserves and net cash flow from operations expected during the near future will be insufficient to fund our operations and website development and marketing plan over the next twelve months. We expect to fund these requirements with further investments in form of debt or equity capital and are in discussions with potential investors. There can be no assurance, however, that we will be able to identify financing sources, or if we do, whether the terms of such financing will be acceptable or commercially reasonable.

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

Item 9A(T).  Evaluation of Disclosure Controls and Procedures

In connection with the preparation of the Company’s Annual Report on Form 10-K, an evaluation was carried out by our management, with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2010.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to  management, included the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our evaluation of disclosure controls and procedures as of December 31, 2010, conducted as part of the Company’s annual audit and preparation of our annual financial statements, several deficiencies were identified which viewed in the aggregate, represent a material weakness.  As a result of this material weakness, described more fully below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2010, the Company’s disclosure controls and procedures were ineffective.

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

 Management has conducted, with the participation of the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010.  Management’s assessment of internal control over financial reporting was conducted using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

 A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of December 31, 2010, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

1. The Company’s control environment did not have adequate segregation of duties and lacked adequate accounting resources to address non routine and complex transactions and financial reporting matters on a timely basis, primarily due to a lack of resources.

2. The Company had only a part time chief financial officer performing all accounting related duties on site, presenting the risk that the reporting of these non routine and complex transactions during the preparation of our future financial statements and disclosures may not be accomplished in a timely manner.

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2010 and 2009, in conformity with generally accepted accounting principles.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

 Remediation of Material Weaknesses in Internal Control over Financial Reporting

 The Company commenced efforts to address the material weakness in its internal control over financial reporting and its control environment through the following actions:

- We will continue to seek qualified fulltime or part-time employees and third party consultants to supplement our financial personnel when and if additional resources become available;

- We will continue to institute a more stringent approval process for financial transactions, and

- We will continue to perform additional procedures and analysis for significant transactions as a mitigating control in the control environment due to segregation of duties issues.

 Changes in Internal Control over Financial Reporting

 Other than described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal year ended December 31, 2010, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The names of all directors and executive officers of the Company are as follows:

Name	Positions	Term Served (Expires)

Andre Scholz	Director	May 13, 2009 to present
	President, Chief Executive Officer	August 1, 2010 to present
	Chief Technology Officer	May 13, 2009 to present

Joseph J. Tomasek	Director	Feb. 11, 1999 to present

Joerg Otzen	Director	July 14, 2008 to present

Craig S. Cody	Chief Financial Officer	May 1, 2010 to present

Rudolf Hauke	Director
	President, Chief Executive Officer	July 14, 2008 to August 1, 2010*

	Director	Dec. 2, 2005 to May 1, 2010*
Joerg H. Klaube	Sr. Vice President, Secretary,	July 31, 1997 to May 1, 2010*
Chief Financial Officer

* Mr. Hauke resigned as an officer and Director on August 1, 2010. Mr. Klaube resigned as a director and Chief Financial officer on May 1, 2010. All Directors of the Company hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Executive Officers of the Company are appointed by the Board of Directors at meetings of the Company's directors and hold office until they resign or are removed from office.

Andre Scholz, Age 33 – Director, Chief Technology Officer. Andre Scholz has more than 15 years business experience in Internet, telecommunication technology and IT security. He holds an advanced degree from the University of Stuttgart and Konstanz in electronic engineering. Mr. Scholz is a consultant and well known technical expert for numerous social networks, communities and high-traffic sites, active around the world. He brings a wealth of social network and internet knowledge to Kiwibox. Mr. Scholz was co-founder of various internet exchange points and manages them until now. Since 1996 he is Managing Director of a carrier and Internet Service Provider in Stuttgart, Germany and since 2002 he is CEO of the Interscholz company group, Leonberg, Germany, which places private investments in and is managing and operating various companies.

Craig S. Cody, Age 48 – Chief Financial Officer. Effective as of May 4, 2010, Registrant promoted Craig S. Cody to serve  as its Chief Financial Officer. Mr. Cody, a licensed Certified Public Accountant, had previously served as the Comptroller for the Registrant during the past year. In addition to managing an independent accounting and financial services business in New York for a diverse group of  clients, he brings extensive management experience derived in the public sector. Mr. Cody holds a B.S. Degree in Accounting from the State University of New York.

Joseph J. Tomasek, Age 64 - Director. Mr. Tomasek was appointed a director in February 2000.  Mr. Tomasek also serves as our General Counsel and coordinates our legal affairs in such role. In addition to serving in these Company positions, Mr. Tomasek represents U.S. and international clients in corporate and securities law matters. Mr. Tomasek received his Juris Doctor and Bachelor of Arts Degrees from Seton Hall University and a Certificate d'Etudes in European Studies from the University of Strasbourg, France. Mr. Tomasek is a member of the Bars of the States of New Jersey, New York and Illinois. Mr. Tomasek is married to Victoria Mitchell Tomasek, Phd., and has two children.

Joerg Otzen, Age 45 – Director. Mr. Otzen was elected to serve on the Board effective July 14, 2008. He is an executive manager of the engineering company Meteor AG, located in Zurich, Switzerland. As well, Dr. Otzen currently serves as a member of the Boards of Directors of UBL Corporate Financial Services S.A. (Switzerland) and Bullion River Corp. (U.S.A.), an SEC reporting company. Prior to his current engagement, he was a senior manager at of UBL Corporate Financial Services AG, where he managed numerous financial transactions including fundraising, investment review, interim management of companies in external portfolios and private equity funds for different clients. Dr. Otzen began his professional career with SBC Warburg in 1995, as a vice president of equity research. In 2000, he became head of corporate development at the industrial group Ascom (Switzerland) and was in charge of the numerous groups’ divestments during Ascom's a 4 year period of financial distress. He lead the team which managed projects in international corporate finance, merger and acquisitions, corporate lending, and, in urgent cases, the establishment of new management in distressed subsidiaries. Dr. Otzen holds a Masters and Ph.D.degrees in Mechanical Engineering from RWTH Aachen (Germany) and a Masters Degree in Business Administration from the Harvard Business School.

Family Relationships

There are no family relationships between any of the directors or executive officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company knows of no person, who at any time during the period from the date at which it filed its annual report on Form 10-K for the year ended December 31, 2010 to the present, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished  pursuant to Section 16(a).

ITEM 11:	EXECUTIVE COMPENSATION

2010 SUMMARY COMPENSATION TABLE

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of the Company during the year ended December 31, 2010, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2009, as well as the most highly compensated employees who did not serve as executive officers during 2008. Compensation information is shown for the fiscal years ended December 31, 2010, 2009 and 2008:

								(1)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Andre Scholz	2010	230,000	-	24,000	-	-	-	-	254,000
Chief Executive	2009	140,000	-	25,000	-	-	-	20,000	185,000
Officer, President,	2008	-	-	-	-	-	-	-	-
Director

Joseph J. Tomasek,	2010	-	-	-	11,880	-	-	65,000	76,880
Esq., Director and	2009	-	-	-	8,910	-	-	185,000	193,910
General Legal Counsel	2008	-	-	-	19,000	-	-	256,800	275,800

Joerg Otzen	2010	-	-	-	-	-	-	5,000	5,000
Director	2009	-	-	-	-	-	-	-	-
	2008	-	-	-	-	-	-	-	-

Craig S Cody	2010	59,750	-	-	-	-	-	27,462	87,212
Chief Financial Officer	2009	-	-	-	-	-	-	18,450	18,450
	2008	-	-	-	-	-	-	-	-

Rudolf Hauke	2010	-	-		13,867	-	-	-	13,867
Chief Executive	2009	36,000	-	23,790	-	-	-	48,000	107,790
Officer, President,	2008	48,000	-	19,200	-	-	-	52,000	119,200
Director								-

Joerg H. Klaube	2010	30,763	-	-	-	-	-	-	30,763
Chief Financial	2009	60,885	-	-	-	-	-	-	60,885
Officer, Director	2008	62,500	-	-	4,750	-	-	2,410	69,660

Michael Howard	2010	-	-	-	-	-	-	-	-
Employee of	2009	75,866			-	-	-	-	75,866
Subsidiary	2008	150,000	20,000	177,165	-	-	-	161,285	508,450

All executive officers	2010	320,513	-	24,000	25,747	-	-	97,462	467,722
and named significant	2009	312,751	-	25,000	32,700	-	-	253,000	623,451
employees and	2008	629,442	65,000	611,201	90,450			655,143	2,051,236
directors as a group

Andre Scholz  2009-2010: Andre Scholz joined the Company in May 2009, as our Chief Technology Officer and as a director. On August 1, 2010 Mr. Scholz took over as President and Chief Executive Officer. During 2010, we paid Mr. Scholz $230,000 as salary.  He also has accrued 1,200,000 common shares earning 100,000 common shares every month. These shares were accrued for and valued at $24,000.  During the first quarter of 2010, the company issued the 500,000 shares for the signing bonus and 950,000 shares towards the accrued monthly allowance. In the third quarter the company issued an additional 500,000 shares   towards the accrued monthly allowance. During 2009, we paid Mr. Scholz $140,000 as salary and $20,000 in consulting fees prior to his entry into the Company.  He also has accrued 500,000 common shares as a signing bonus and is earning 100,000 common shares every month, beginning with May 15, 2009. The shares had not been issued at December 31, 2009, however, were accrued for and valued at $25,000.

Rudolf Hauke 2010-2008: Rudolf Hauke resigned effective August 1, 2010. He had joined the Company in July 2008 as a consultant, acting in the capacity of President and Chief Executive Officer, and as a director.  In 2010, Mr. Hauke has earned 700,000 non-qualified 4-year stock options, exercisable at $0.10 per common share, valued at $13,867 pursuant to the Black-Scholes valuation formula.  During 2009 we paid him $36,000 in salary and $27,000 remuneration for services performed, and $21,000 in flat-fee expense allowances. In addition, Mr. Hauke earned 1,200,000 non-qualified 4-year stock options, exercisable at $0.10 per common share, valued at $23,790 pursuant to the Black-Scholes valuation formula.  During 2008 we paid him $48,000 in salary and $52,000 as travel and living expense allowances. In addition, Mr. Hauke earned 1,000,000 non-qualified stock options, 500,000 of which are 2-year options, exercisable at $.05 per common share, and 500,000 of which are 4-year options, exercisable at $.10 per common share, such options valued at $19,200 pursuant to the Black-Scholes valuation formula.

Joseph J. Tomasek 2010-2008: During fiscal years 2010, 2009 and 2008, the Company incurred or paid $65,000, $185,000 and $ 256, 800, respectively, to Mr. Tomasek for legal services rendered to the Company.  In 2010 Mr. Tomasek earned options for 1,200,000 restricted shares, valued at $11,880 pursuant to the Black-Scholes valuation formula. In addition, Mr. Tomasek was granted 500,000 stock warrants, valued at $5,000 pursuant to the Black-Scholes valuation formula. In 2009 Mr. Tomasek earned options for 900,000 restricted shares, valued at $8,910 pursuant to the Black-Scholes valuation formula. These options are earned at the rate of 100,000 options per month, beginning with April 2009. In 2008 Mr. Tomasek also received options for 1,000,000 restricted shares, valued at $19,000 pursuant to the Black-Scholes valuation formula.

Joerg Otzen 2010-2008: During 2010 Mr. Otzen earned 500,000 stock warrants, valued at $5,000 pursuant to the Black-Scholes valuation formula.

Craig S Cody 2010: During the year 2010, Mr. Cody earned $82,212 and 500,000 stock warrants, valued at $5,000 pursuant to the Black-Scholes valuation formula. In 2009, Mr Cody earned $18,450.

Joerg H. Klaube 2010-2008:  On May 1, 2010 Mr. Klaube resigned. During the years 2010, 2009, and 2008, we paid Mr. Klaube $30,763, $60,885, $62,500, respectively, in salary.  We also made life insurance premium payments during 2008 on his behalf in the amount of $2,410. In 2008 Mr. Klaube also received options for 250,000 restricted shares, valued at $4,750 pursuant to the Black-Scholes valuation formula.

Michael Howard 2009-2008: During 2009, we paid Mr. Howard $75,866 in salary. During 2008, we paid Mr. Howard a salary of $150,000 and a bonus of $20,000; furthermore, we paid an aggregate $157,833 and issued 8,858,225 restricted shares valued at $177,154, in accordance with the terms of the Kiwibox acquisition agreement, as amended. We also paid him $3,452 in interest on promissory notes issued in connection with the consummation of the Kiwibox agreement. During 2009 the Company and Mr. Howard reached an agreement whereby he returned to the Company for cancellation, the 8,858,725 shares issued in 2008 and 4,766,272 shares issued in 2007, against a newly issued contingent of 2,192,845 restricted common shares. The agreement furthermore called for cancellation of all previously issued stock options.  By mutual agreement, Mr. Howard left the employ of the Company in October 2009.

Employment Agreements

Rudolf Hauke – 2010-2008.   The terms of his consulting /employment agreement are included in our filing on Form 8-K of July 18, 2008 which is incorporated herein by reference to that filing. During 2009, the Company and Mr. Hauke reached an agreement pursuant to which the monthly cash compensation called for in his employment agreement ceased with the end of April 2009. However, the agreement stipulated that for future services Mr. Hauke would be remunerated from time to time, at management’s discretion, at rates mutually agreed upon.

Andre Scholz – 2010-2009.  The terms of his consulting /employment agreement are included in our filing on Form 8-K of May 22, 2009 which is incorporated herein by reference to that filing.

Joerg Klaube – 2009-2008.  Mr. Klaube’s employment agreement, originally entered into on April 15, 2002, was amended on November 19, 2009.  The terms of the amended agreement call for a monthly salary of $4,000.  The agreement was terminated on May 1, 2010 when Mr. Klaube resigned.

Stock Options:

No stock options were granted during  2008,  2009 or 2010 pursuant to the Company’s 1997 Stock Option Plan and 2000 Stock Incentive Plan, to any executive officers, directors, employees or to any beneficial owners of more than 10 percent of any class of equity securities of the Company. In addition, there were no stock options or warrants exercised by any officer, director, employee or any beneficial owners of more than 10 percent of any class of equity securities of the Company during 2008, 2009 or 2010.

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

Options Granted Outside of Stock Option Plans:

During 2010, Rudolf Hauke, the former Chief Executive Officer earned 700,000 four-year stock options, exercisable at $0.10 per common share, pursuant to his employment agreement. Also during 2010, one director who also serves as the Company’s general counsel earned 1,200,000 five-year stock options, exercisable at $0.05 per common share.

During 2009, Rudolf Hauke, The Chief Executive Officer earned 1,200,000 four-year stock options, exercisable at $0.10 per common share, pursuant to his employment agreement. Also during 2009, one director who also serves as the Company’s general counsel earned 900,000 five-year stock options, exercisable at $0.05 per common share.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2010, for each of the persons covered under our Summary Compensation Table.

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards No. of Underlying Unexercised Unearned Options	Option Exercise Price		Option Expiration Date	No. of Shares or Units of Stock that have not vested	Market Value of Shares or Units of Stock that have not vested	Equity Incentive Awards, Shares, Units Or other Rights that have not vested	Equity Incentive Plan Awards: Market or Payout value of Unearned Shares,Units or other rights that have not vested
Rudolf Hauke, CEO and President	2,400,000	-	-		$0.10	8/14/2012 to 1/14/2014	-	-	-	-
Joerg H. Klaube, CFO	250,000	-	-		$0.025	6/26/13	-	-	-	-
Joseph J. Tomasek, Director and General Legal Counsel	1,000,000 2,100,000	- -	- -	$ $	0.025 0.05	6/26/13 4/30/14 to 12/31/14	-	-	-	-

		-	-				-	-	-	-
		-	-				-	-	-	-

Option Exercises and Stock Vested Table: None

Pension Benefits Table: None

Nonqualified Deferred Compensation Table: None

Pre-requisites Table: None

Compensation of Directors:

During 2010, we granted 2 directors 500,000 warrants each exercisable at $0.025 for 5 years in recognition of the services provided as directors of the company.

We did not pay any compensation to any of our directors for services rendered as directors during fiscal years 2009 and 2008.

During 2010, 2009 and 2008, one outside director of the Company who also serves as the Company’s general and securities counsel, incurred or was paid an aggregate $65,000, $185,000 and $256,800, respectively, for legal services. During 2008, another outside director of the Company was paid $30,000, for business advisory services.

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

Board Committees

AUDIT COMMITTEE

The Company has appointed an Audit Committee in accordance with the provisions of the Sarbanes-Oxley Act of 2002. The Audit Committee is currently comprised of the entire board of directors. Mr. Otzen is a financial expert with knowledge of financial statements, generally accepted accounting principles and accounting procedures and disclosure rules.

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

The following table sets forth, as of April 1, 2010, the record and beneficial ownership of common stock of the Company by each executive officer, director and the three most highly compensated employees, all executive officers, directors and the three most highly compensated employees as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title of Class*	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Common Stock	Andre Scholz	27,546,176	(2)	5.53%
	Pres./CEO/Director
	Joseph Tomasek	6,413,833	(3)	1.29%
	Director
	Joerg Otzen	500,000	(4)	0.10%
	Director
	Craig Cody	500,000	(5)	0.10%
	Chief Financial Officer

Address of all persons above: c/o the Company.

All Directors and Officers as a Group:	34,960,009		7.02%
as a Group (4 persons)

Ulrich Schuerch
Tell Capital AG	55,510,000	(6)	11.14%
Tellstrasse 21, CH-9000
St. Gallen, Switzerland

Discover Advisory Company	49,774,482	(7)	9.99%
c/o Horymor Trust Corp. Ltd.
50 Shirley Street / P.O.Box N-341,
Nassau

Cambridge Services Inc.	49,774,482	(8)	9.99%
c/o TSZ Treuhandgesellschaft Sauter & Co.
Suedstr. 11, CH-8034 Zurich, Switzerland

* The Company also has issued and outstanding as of December 31, 2010, 85,890 shares of its Senior Convertible Preferred Stock, with concentrations in excess of 10% for one or more of the holders of such stock, however, none of such shares bear any voting rights.

(1)
For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock which such person has the right to acquire within 60 days of March 31, 2011. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.

(2) Consists of 23,396,176 shares held by Interscholz Beteiligungs GmbH, a company over which Andre Scholz has control, and 800,000 shares accrued but not yet issued.
(3) Includes 3,400,000 stock options and 500,000 warrants.
(4) Includes 500,000 warrants.
(5) Includes 500,000 warrants.
(6) Includes 2,800,000 shares accrued but not yet issued, and 3,500,000 warrants owned by Ulrich Schuerch who has investment and voting control of Tell Capital AG, 22,500,000 5-year warrants, exercisable at $0.07 per share, and 12,700,000 4-year warrants, exercisable at $0.05 per share.
(7) Includes 49,774,482 shares issuable upon conversion of convertible debt. Karen Buehler has investment and voting control of Discover Advisory Company.
(8) Includes 8,780,116 shares issuable upon conversion of convertible debt, and 25,000,000 stock purchase warrants, exercisable at $0.05 per Warrant. Victor Sauter has investment control of Cambridge Services Inc.

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

During 2010 and 2009, one outside director of the Company who also serves as the Company’s general and securities counsel, was paid or incurred an aggregate $65,000 and $185,000, respectively, for legal services. We also granted options for 1,200,000 and 900,000 shares, exercisable at $0.05 during four years, to this director during 2010 and 2009, respectively. In addition, we granted 500,000 stock warrants to this director, valued at $5,000 pursuant to the Black-Scholes valuation formula.

During 2010, we paid or incurred an aggregate $252,412 to companies controlled by the Chief Executive Office (and former Chief Technology Officer) of the Company, for website hosting, website development and technical advisory services, and server farm installations, and $7,585 for promotional materials. Of these costs, $121,179 was capitalized as website development costs. In addition, these companies reimbursed the Company for $20,642 in rent incurred for the corporate apartment utilized by the Chief Executive Officer.

During 2009, we paid or incurred an aggregate $56,308 to companies controlled by the Chief Technology Officer of the Company, for website hosting, website development and technical advisory services, and server farm installations, and $69,839 for promotional materials.

During 2010 and 2009, the beneficial ownership in the Company’s securities held respectively, by Tell Capital AG of Switzerland and its principal, Ulrich Schuerch on a consolidated basis, as well as by Discover Advisory Company, located in the Bahamas, and Cambridge Services Inc. of Switzerland, in each case amounted to approximately 10% of the voting stock.  Both Discover Advisory Company and Cambridge Services Inc. are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes to during 2010 and 2009. At December 31, 2010, $1,080,984 and $813,996 of such notes were outstanding and owed to Discover Advisory Company and Cambridge Services Inc, respectively. At December 31, 2009, $950,000 and $40,000 of such notes were outstanding and owed to Discover Advisory Company and Cambridge Services Inc, respectively (see section “Notes” in the Notes to Financial Statements, attached hereto).  An amount of $240,000 was also advanced by Ulrich Schuerch during 2010 under a promissory note. Tell Capital AG was the lead investor in a $1 Million private placement transaction consummated in late 2009. In the process, Tell Capital AG was issued a finder’s fee payment of $60,000.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Rosenberg Rich Baker Berman & Company ("Rosenberg") billed us in the aggregate amount of $38,500 and $62,000 for  professional  services  rendered  for  their  audit of our  annual financial  statements and their reviews of  the financial  statements included in our Forms 10-K and 10-Q for the years ended December  31, 2010, and December 31, 2009, respectively.

AUDIT-RELATED FEES

Rosenberg did not bill us for, nor perform  professional services  rendered for  assurance  and related  services  that were  reasonably related to the performance  of  audit or  review  of the  Company's  financial statements for the fiscal years ended December 31, 2010, and December 31, 2009.

TAX FEES

Rosenberg billed us in the aggregate amount of $5,300, and $1,500 for professional services rendered for tax related services for the fiscal years ended December 31, 2010 and December 31, 2009, respectively.

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

(b)      Reports on Form 8-K

During the fourth quarter in 2010, the Company filed the following reports on Form 8-K:

On October 28, 2010, the Company filed a report on Form 8-K, announcing the implementation of a K-OpenAPI Interface for developers to create and manufacture their own interactive applications adapted to the Kiwibox social network and its members.

On November 15, 2010, the Company filed a report on Form 8-K, announcing the implementation of certain advanced security and privacy features into its social network as recommended by Attorney General Andrew M. Cuomo in his hash value database in order to block images of children being sexually abused.

On November 30, 2010, the Company filed a report on Form 8-K, announcing that it signed a confidential Letter of Intent to potentially acquire a privately held, international social network enterprise.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIWIBOX.COM, INC.

By:	/s/ Andre Scholz	Date: April 14, 2011
Andre Scholz
President and Chief Executive Officer
(Principal Executive Officer),
Director

By:	/s/ Craig Cody	Date: April 14, 2011
Craig S. Cody
Secretary, Chief Financial Officer
(Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

Joerg Otzen, Director

/s/ Joseph J. Tomasek	April 14, 2011
Joseph J. Tomasek, Director

/s/ Andre Scholz	April 14, 2011
Andre Scholz, Director

EXHIBIT INDEX

(A)	Financial Statements and Notes to Financial Statements

(3) (i)	Articles of Incorporation and Amendments thereto, incorporated herein by reference to Exhibits of previous filings with the Commission.

(3) (ii)	Bylaws of the Company, incorporated herein by reference to Exhibits of previous filings with the Commission.

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

28

10.40
Certificate of Ownership and Merger of Kiwibox Media, Inc. with and into Magnitude Information Systems, Inc., including Corporate Name Change, dated December 15, 2009 and as filed with the Secretary of State of Delaware on December 17, 2009. attached as an exhibit to Registrant’s  Form 8-K filed with the Commission on December 31, 2009

31.01A.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 14, 2011..

31.02A.	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 14, 2011.

32.01A.	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 14, 2011.

32.02A.	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 14, 2011.

*	Documents filed as exhibits to Registrant’s current reports, quarterly reports, annual reports and registration statements and amendments thereto with the U.S. Securities and Exchange Commission.

OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE

(a)	The Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2010, June 30, 2010, and September 30, 2010.

(b)	All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act since the Company’s fiscal year ended December 31, 2009

Kiwibox.Com, Inc.

Financial Statements

December 31, 2010 and 2009

Kiwibox.Com, Inc.

Index to the Financial Statements

December 31, 2010 and 2009

Page

Report of Independent Registered Public Accounting Firm	2

Financial Statements

Balance Sheets	3

Statements of Operations	4

Statements of Stockholders Equity (Deficit)	5-6

Statements of Cash Flows	7-8

Notes to the Financial Statements	9-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kiwibox.Com, Inc.

We have audited the accompanying balance sheets of Kiwibox.Com, Inc. as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended December 31, 2010.  Kiwibox.Com’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kiwibox.Com, Inc. as of December 31, 2010, and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a working capital deficiency as of December 31, 2010. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 14, 2011

Kiwibox.Com, Inc.

Balance Sheets

	December 31,
	2010	2009
Assets
Current Assets
Cash	$377	$2,518
Accounts receivable, net of allowance for doubtful accounts of $0	295	2,000
Prepaid expenses and other current assets	34,441	80,523
Total Current Assets	35,113	85,041
Property and equipment, net of accumulated depreciation of $88,505 and $85,841	15,323	18,705
Website development cost, net of accumulated amortization of $32,864 and $1,813	106,244	19,945
Other Assets	9,756	17,724
Total Assets	166,436	141,415
Liabilities and Stockholders’ Equity (Impairment)
Current Liabilities
Accounts payable and accrued expenses	535,877	535,618
Dividends payable	530,602	479,339
Obligations to be settled in stock	183,648	132,900
Loans and notes payable	140,000	140,000
Promissory notes payable – related parties	240,000	-
Convertible notes payable – related parties	1,894,980	990,000
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion feature – related parties	2,622,408	-
Total Current Liabilities	6,181,044	2,311,386

Commitments and Contingencies	-	-

Stockholders’ Equity (Impairment)
Preferred stock, $.001 par value, non-voting, 3,000,000 shares authorized; 85,890 shares issued and outstanding	86	86
Common stock, $.0001 par value, 1,400,000,000 shares authorized; 498,243,060 and 478,168,060 shares issued and outstanding at December 31, 2010 and 2009	49,824	47,817
Common stock subscribed	-	500
Additional paid in capital	45,571,867	45,519,375
Stock subscription receivable	-	(125,000)
Accumulated (deficit)	(51,636,385)	(47,612,749)
Total Stockholders’ Equity (Impairment)	(6,014,608)	(2,169,971)
Total Liabilities and Stockholders’ Equity (Impairment)	$166,436	$141,415

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc.

Statements of Operations

	Year Ended December 31,
	2010	2009
Net Sales
Advertising	$2,039	$50,450
Total Net Sales	2,039	50,450
Cost of Goods Sold
Website hosting expenses	3,795	38,767
Total Cost of Goods Sold	3,795	38,767

Gross Profit (Loss)	(1,756)	11,683

Selling expenses	189,320	73,517
Stock-based compensation (see below)	15,000	121,929
General and administrative expenses	975,550	1,426,192

Loss From Operations	(1,181,626)	(1,609,956)

Other Income (Expense)
Miscellaneous income	8,834	2,591
Interest expense	(167,167)	(106,541)
Gain on extinguishment of debt	-	114,597
Gain on disposal of assets, net	2,285	2,683
Impairment loans receivable and software assets	(11,880)	(162,033)
Interest expense-derivative conversion features	(2,083,716)	(600,000)
Amortization deferred financing costs	-	(4,000)
Change in fair value – derivative liabilities	(538,692)	(77,806)

Total Other Income (Expense)	(2,790,336)	(830,509)

Loss Before Provision for Income Taxes	(3,971,962)	(2,440,465)

Provision for Income Taxes	410	-

Net Loss	$(3,972,372)	$(2,440,465)

Dividends on Preferred Shares	(51,263)	(51,263)

Net Loss Applicable to Common Shareholders, basic and diluted	$(4,023,635)	$(2,491,728)

Net Loss Per Common Share, basic and diluted	(0.008)	(0.006)

Weighted Average of Common Shares Outstanding	494,315,316	447,090,174

All of the stock-based compensation relates to selling, general and administrative expenses.

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc.
Statement of Stockholders’ Equity (Deficit)
Year Ended December 31, 2009

	Convertible Preferred Shares		Cumulative Preferred Shares		Common Stock		Stock Subscriptions	Additional Paid in	Accumulated	Loans Receivable -	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Stockholders	(Deficit)

Balances, January 1, 2008	129,500	$129	1	$-	436,242,570	$43,624	$-	$40,159,909	$(45,121,021)	$(131,262)	$(5,048,621)

Issuance of common stock pursuant to stock subscriptions )*	-	-	-	-	35,000,000	3,500	(124,500)	996,000	-	-	875,000

Issuance of stock purchase warrants for services performed	-	-	-	-	-	-		170,000	-	-	170,000

Finder’s fee paid on private placement								(60,000)			(60,000)

Issuance of common stock for loan origination fees	-	-	-	-	500,000	50		9,950	-	-	10,000

Cancellation of common stock, net of re-issuance of 2,192,845 common shares and impairment of loans, pursuant to settlement agreement with former officers of Kiwibox					(11,431,652)	(1,143)		23,072		131,262	153,191

Forgiveness of debt owed to director	-	-	-	-	-	-		213,569	-	-	213,569

Conversion of preferred shares to common shares	(43,610)	(43)	-	-	17,857,142	1,786		(1,743)	-	-	-

Expiration of derivative liabilities	-	-	-	-	-	-		3,408,618	-	-	3,408,618

Intrinsic value of beneficial conversion rights of convertible debt								600,000			600,000

Dividends on conv. preferred stock	-	-	-	-	-	-		-	(51,263)	-	(51,263)

Net loss, year ended December 31, 2008	-	-	-	-	-	-		-	(2,440,465)	-	(2,440,465)

Balances, December 31, 2009	85,890	$86	1	$-	478,168,060	$47,817	$(124,500)	$45,519,375	$(47,612,749)	$-	$(2,169,971)

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc.
Statement of Stockholders’ Equity (Deficit)
Year Ended December 31, 2010

	Convertible Preferred Shares		Cumulative Preferred Shares		Common Stock		Stock Subscriptions	Additional Paid in	Accumulated	Loans Receivable	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	- Stockholders	Equity (Deficit)

Balances, January 1, 2010	85,890	$86	1	$-	478,168,060	$47,817	$(124,500)	$45,519,375	$(47,612,749)	$-	$(2,169,971)

Issuance of stock – cash received for stock subscriptions	-	-	-	-	5,000,000	500	124,500	-	-	-	125,000

Issuance of stock purchase warrants for services performed	-	-	-	-	-	-		15,000	-	-	15,000

Cashless exercise of stock warrants	-	-	-		13,125,000	1,313		(1,313)			-
Issuance

Partial settlements of obligation to be settled in stock	-	-	-	-	1,950,000	195		38,805	-	-	39,000
					-	-		-		-	-
Dividends on conv. preferred stock	-	-	-	-	-	-		-	(51,263)	-	(51,263)

Net loss, year ended December 31, 2010	-	-	-	-	-	-		-	(3,972,372)	-	(3,975,765)

Balances, December 31, 2010	85,890	$86	1	$-	498,243,060	$49,824	$-	$45,571,867	$(51,636,385)	$-	$(6,014,608)

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc.
Statements of Cash Flows

	Year Ended December 31,
	2010	2009
Cash Flows From Operating Activities
Net Loss	$(3,972,372)	$(2,440,465)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	42,302	56,218
Securities issued for services	15,000	121,929
Intrinsic value of beneficial conversion feature	2,083,716	600,000
Impairment of shareholder loan	-	131,262
Impairment of software assets	11,880	30,771
(Gain) loss on disposition of assets	(2,285)	(2,683)
Gain on extinguishment of debt	-	(114,597)
Change in value of derivative liabilities	538,692	77,806

Decreases (Increases) in Assets
Accounts receivable	1,705	7,800
Prepaid expenses	46,082	(64,361)

Increases (Decreases) in Liabilities
Obligations to be settled in stock	89,748	77,700
Accounts payable and accrued expenses	173,205	(67,892)
Net Cash Used by Operating Activities	(972,327)	(1,586,512)

Cash Flows From Investing Activities
Proceeds from sale of assets	4,520	-
Cash outlay – website development costs	(129,230)	(21,758)
Cash outlay – other assets	-	(14,500)
Purchases of property and equipment	(10,104)	(4,712)
Net Cash Used by Investing Activities	(134,814)	(40,970)

Cash Flows From Financing Activities
Proceeds from loans payable	980,000	1,540,000
Repayment of loans payable	-	(730,000)
Proceeds from issuance of common and preferred stock and warrants	125,000	815,000
Net Cash Provided by Financing Activities	1,105,000	1,625,000

Net Increase (Decrease) in Cash	(2,141)	(2,482)
Cash at beginning of period	2,518	5,000
Cash at end of period	$377	$2,518

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$4,467	$-
Taxes Paid	$-	$-

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc.
Statements of Cash Flows
Year Ended December 31, 2010

NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Year Ended December 31, 2010

Cashless exercise of warrants	$1,313

Settlement of obligations with common stock and common stock options	$39,000

Reclassification of accrued interest to debt principal	$164,980

Offset of security deposits against accrued rent	$7,968

The Year Ended December 31, 2009

Stock subscription receivable	$125,000

Issuance of stock for loan origination fee	$10,000

Debt forgiveness by director	$213,570

Settlement of liability with common stock options	$70,000

Reclassification of derivative liability to paid-in capital – warrants and options	$3,408,618

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc.
Notes to Financial Statements

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

On August 16, 2007 the Company acquired all outstanding shares of Kiwibox Media, Inc.

The Company, Magnitude, Inc. and Kiwibox Media Inc. were separate legal entities until December 31, 2009, with Kiwibox Media, Inc. being a wholly owned subsidiary. On December 31, 2009, the two subsidiaries, Magnitude, Inc. and Kiwibox Media, Inc. merged into the Company.

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

Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2009 include the accounts of Kiwibox.com, Inc. (f/k/a Magnitude Information Systems, Inc.) and its subsidiaries Magnitude, Inc. and Kiwibox Media, Inc. All significant inter-company balances and transactions have been eliminated.

Depreciation and Amortization

Property and equipment are recorded at cost.  Depreciation on equipment, furniture and fixtures and leasehold improvements is computed on the straight-line method over the estimated useful lives of such assets between 3-10 years, or lease term for leasehold improvements, if for a shorter period.  Maintenance and repairs are charged to operations as incurred.

Kiwibox.Com, Inc.
Notes to Financial Statements

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $1,909 and $42,180 for the years ended December 31, 2010 and 2009, respectively.

Evaluation of Long Lived Assets

Long-lived assets are assessed for recoverability on an ongoing basis.   In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. Since the number of shares issuable under the Company’s Series G convertible preferred stock was indeterminable during the year ended December 31, 2008, the Company had measured the fair value of warrants and options outstanding at December 31, 2008, which was determined to be $3,330,812, measured using significant unobservable inputs (Level 3) under a Black-Scholes valuation method. On February 19, 2009, all outstanding shares of the Series G stock automatically converted into 17,857,142 common shares, thereby removing the indeterminable factor and giving rise to a reclassification of the entire position of $3,408,618 into additional paid-in capital, which included a further $77,806 loss incurred during the first quarter 2009, reported in the Statement of Operations under Other Income (Expense). The Company accounted for certain convertible debentures modified in the year ended December 31, 2010 as derivative liabilities required to be bifurcated from the host contract in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares (see Note 12).

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

Kiwibox.Com, Inc.
Notes to Financial Statements

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

A total of $117,349 and $21,758 was capitalized for web-site development work during the years ended December 31, 2010 and 2009, respectively. During 2010, software costs of $11,880 were determined to be impaired and were written off during the year then ended. During 2009, a new software platform was placed into service. The old capitalized cost of $64,650, including the remaining unamortized balance from 2008 totaling $30,771 was written off as they were deemed to be impaired.

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

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period.  Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 220,465,450 common shares at December 31, 2010, comprised of 152,731,315 shares issuable upon exercise of stock purchase warrants, 8,450,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 58,554,598 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest, presently convertible at the option of two holders at a price of $0.01 per share, totals $1,894,980 which would yield 189,498,000 shares if fully exercised, however, the respective notes, all of which were issued to these two investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the quarter, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

Kiwibox.Com, Inc.
Notes to Financial Statements

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

2. GOING CONCERN

The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. Our revenues during the foreseeable future are insufficient to finance our business and we are entirely dependent on the willingness of existing investors to continue supporting the Company with working capital loans and equity investments, and our ability to find new investors should the financial support from existing investors prove to be insufficient. If we were unable to obtain a steady flow of new debt or equity-based working capital we would be forced to cease operations.  In their report for the fiscal year ended December 31, 2010, our auditors had expressed an opinion that, as a result of the losses incurred, there was substantial doubt regarding our ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management’s plans are to continue seeking equity and debt capital until cash flow from operations cover funding needs.

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000.  Balances in these accounts may, at times, exceed the federally insured limits. At December 31, 2010, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. PREPAID EXPENSES

Prepaid Expenses at the end of the year consisted of $25,176 in promotional supplies inventory, $6,536 in prepaid business insurance costs, and $2,729 made up of several smaller positions.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:	December 31, 2010	December 31, 2009
Furniture	$14,322	$6,646
Leasehold Improvements	24,130	24,131
Equipment	65,376	73,770
	103,828	104,546
Less accumulated depreciation	88,505	85,841
Total	$15,323	$18,705

Depreciation expense charged to operations was $11,251 and $28,855 for the year ended December 31, 2010 and 2009, respectively.

Kiwibox.Com, Inc.
Notes to Financial Statements

6.  INTANGIBLE ASSETS

Intangible assets consisted of software for website development costs as follows:
	December 31, 2010	December 31, 2009
Website development costs	$139,108	$21,758
Less accumulated amortization	32,864	1,813
Total	$106,244	$19,945

During 2010, software costs of $11,880 were determined to be impaired and were written off during the year then ended. During 2009, a new software platform developed by a third party was adapted for use by the Company and placed into service. The developmental costs associated with this adaptation, amounting to $21,758 were capitalized and the remaining unamortized balance of the 2008 capitalized costs, totaling $30,771 were written off as they were deemed to be impaired. Amortization expense for the year ended December 31, 2010 and 2009 was $31,051 and $1,813, respectively. Additional amortization over the next 5 years is estimated to be as follows:

Amortization expense
December 31, 2011	$68,800
December 31, 2012	28,987
December 31, 2013	8,456
December 31, 2014	-
December 31, 2015	-

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:
	December 31, 2010	December 31, 2009

Accounts payable	$226,760	$208,792
Accrued interest	168,580	170,860
Accrued payroll, payroll taxes and commissions	7,902	15,331
Accrued professional fees	111,900	116,900
Miscellaneous accruals	20,735	23,735
Total	$535,877	$535,618

8.  OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at
	December 31,	December 31,
	2010	2009
Obligation for warrants granted for compensation	$60,000	$20,000

600,000 common shares issuable to a consultant who was a director of the company, for services rendered.	36,000	36,000

500,000 (2010) and 1,250,000 (2009) common shares, and 2,900,000 (2010) and 2,200,000 (2009) stock options issuable to two officers of the Company pursuant to their respective employment Agreements	66,858	67,990

2,100,000 (2010) and 900,000 (2009) stock options issuable to one director who also serves as the Company’s general counsel	20,790	8,910
	$183,648	$132,900

Kiwibox.Com, Inc.
Notes to the Financial Statements

9. LOANS PAYABLE

The Company (Formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at December 31, 2010 and 2009:

On December 4, 1996, The company (Formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000

Total	$75,000

10. NOTES PAYABLE

	December 30,	December 31,
	2010	2009
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000

In January 2008 a shareholder loaned the Company $40,000 pursuant to which the Company issued a demand note bearing interest at the rate of 5% per year.	40,000	40,000

From September 2008 through September 2010 two shareholders loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 (see Note 12).	1,894,980	990,000

In September 2010, a shareholder loaned the Company $50,000 under a demand note at 10%. In the 4th quarter this shareholder loaned the Company $190,000 under a demand note at 10%.	240,000	-

Total	$2,199,980	$1,055,000

Kiwibox.Com, Inc.
Notes to Financial Statements

11. LONG-TERM DEBT

Long-term debt as of December 31, 2010 and 2009 is comprised of the following:

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

The Company accounted for the conversion features underlying these convertible debentures modified in the three months ended September 30, 2010 in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures and subsequent debentures issued to these holders under these terms at the relevant commitment dates to be $2,083,716 utilizing a Black-Scholes valuation model. The fair value of the derivative conversion features was determined to be $2,622,408 at December 31, 2010. The change in fair value of the liability for the conversion feature resulted in a cost of $538,692 for the year ended December 31, 2010, which is included in Other Income (Expense) in the accompanying financial statements.

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

Kiwibox.Com, Inc.
Notes to Financial Statements

13. COMMITMENTS AND CONTINGENCIES

We maintain offices for our operations at 330 W. 38th Street, New York, New York 10018, for approximately 900 square feet. This lease  requires minimum monthly rentals of $2,199 plus tenants’ share of utility/cam/property tax charges which average approximately $400 per month. During the 1st quarter of 2010 the Company successfully negotiated with the landlord to give up a lease of an office located at the same address consisting of approximately 500 square feet. This lease was extended in December 2010 through April 30, 2011 with no changes to the monthly rent.

In May 2010 the Company negotiated a lease of an apartment in New York City for the CEO in order to reduce travel costs. The lease is for 12 months at $2,775 per month. In December 2010 the CEO through a company that he controls reimbursed Kiwibox.com $20,642 for his use of the Company apartment.

Our total rent expenses were $33,506 and $81,618 during the year ended December 31, 2010 and 2009, respectively.

During the second quarter in 2009 we entered into an agreement with a consultant to serve as the Company’s Chief Technology Officer. The agreement had a term of twelve months and could be extended by mutual consent. It provided for remuneration for services and expenses at the rate of $20,000 and 100,000 restricted shares per month, and a signing bonus of 500,000 restricted shares. During the first quarter in 2010, the Company issued the 500,000 shares for the signing bonus and 950,000 shares towards the accrued monthly allowance. In the third quarter the company issued an additional 500,000 shares towards the accrued monthly allowance.

During the third quarter of 2010 the Chief Technology Officer took over the position of Chief Executive Officer with no changes to the above terms, running through July 30, 2011. On October 6, 2010 the terms of the consulting agreement were modified. The new terms called for a reduced monthly consulting fee of $16,667 to be prepaid in the amount of $50,000 on October 1, 2010 covering the period October 1, 2010 thru December 31, 2010, and for $100,000 to be prepaid on January 1, 2011 covering the period January 1, 2011 thru June 30, 2011. There were no changes to the stock compensation portion of any earlier agreement.

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
Notes to Financial Statements

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

Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently- traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models.

Kiwibox.Com, Inc.
Notes to Financial Statements

14. FAIR VALUE (continued)

The following table reconciles, for the year ended December 31, 2010, the beginning and ending  balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Conversion Liability at January 1, 2010	-
Value of beneficial conversion features of new debentures	2,083,716
Change in value of beneficial conversion features during period	538,692
Reductions in fair value due to principal conversions	-
Conversion Liability at December 31, 2010	$2,622,408

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the recognition of the conversion liability.

15.  PREFERRED STOCK

Preferred stock is non-voting, $.001 par value per share with 3,000,000 shares authorized.

Cumulative Preferred Stock has 2,500 shares designated of which 1 share is issued and outstanding.  The total Cumulative Preferred Stock at December 31, 2006 is $0 with a liquidation price of $100,000.  As of December 31, 2010, there was $9,000 of cumulative preferred dividends in arrears representing $9,000 per cumulative preferred share.

Kiwibox.Com, Inc.
Notes to the Financial Statements

15.  PREFERRED STOCK (continued)

Series A of the Senior Convertible Preferred Stock series which was issued in 2000 has 300,000 shares designated, 22,000 shares issued and outstanding.  The total outstanding Series A Senior Convertible Preferred Stock at December 31, 2010 is $22 with a liquidation price of $110,000.  The following is a description of the Series A convertible preferred stock:

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
Notes to the Financial Statements

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

As of December 31, 2009 there were $110,665 Series A Senior Convertible Preferred share dividends accrued and unpaid representing $5.03 per share.

Series B of the Senior Convertible Preferred Stock series which was issued in 2000 has 350,000 shares designated, no shares issued and outstanding.  The total outstanding Series B Senior Convertible Preferred Stock at December 31, 2010 is $0.  The following is a description of the Series B Senior Convertible Stock:

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
Notes to the Financial Statements

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

As of December 31, 2010 there were no Series B Senior Convertible Preferred share dividends accrued and unpaid.

Series C of the Senior Convertible Preferred Stock series which was issued in 2000 has 120,000 shares designated.  There were no shares of Series C Senior Convertible Preferred Stock outstanding at December 31, 2010.  The following is a description of the Series C Senior Convertible Stock:

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
Notes to the Financial Statements

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

As of December 31, 2010 there were no Series C Senior Convertible Preferred share dividends accrued and unpaid.

Series D of the Senior Convertible Preferred Stock series which was issued in 2000 has 500,000 shares designated, 63,890 shares issued and outstanding. The total outstanding Series D Senior Convertible Preferred Stock at December 31, 2010 is $64 with a liquidation price of $575,010.  The following is a description of the Series D Senior Convertible Stock:

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
Notes to the Financial Statements

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

As of December 31, 2009 there were $410,937 Series D Senior Convertible Preferred share dividends accrued and unpaid representing $6.43 per share.

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
Notes to the Financial Statements

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

As of December 31, 2010 there were no Series E Senior Convertible Preferred share dividends accrued.

Kiwibox.Com, Inc.
Notes to the Financial Statements

PREFERRED STOCK - (Continued)

Series G of the Senior Convertible Preferred Stock series which was issued in 2007 has 43,610 shares designated. All such shares were issued and outstanding at December 31, 2008. In February 2009, these shares automatically converted into 17,857,142 common shares, leaving no Series G preferred shares outstanding at December 31, 2010.

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
Notes to the Financial Statements

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

15.  INCOME TAXES

The income tax provision (benefit) is comprised of the following:
	Year Ended December 31,
	2010	2009
State current provision (benefit)	$410	$-
State deferred provision (benefit)	-	-
	$410	$-

The Company’s total deferred tax asset and valuation allowance are as follows:

	December 31,
	2010	2009
Total deferred tax asset, noncurrent	$12,200,000	$11,200,000
Less valuation allowance	(12,200,000)	(11,200,000)
Net deferred tax asset, noncurrent	$-	$-

The differences between income tax benefits in the financial statements and the tax benefit computed at the combined state and U.S. Federal statutory rate of 40% are as follows:

	Year Ended December 31,
	2009	2008
Tax benefit	40%	40%
Valuation allowance	(40)%	(40)%
Effective tax rate	-	-

At December 31, 2010, the Company has available approximately $33,350,000 of net operating losses to carry-forward and which may be used to reduce future federal taxable income and expire between December 31, 2011 and 2030.

At December 31, 2010, the Company has available approximately $12,975,000 of net operating losses to carry-forward and which may be used to reduce future state taxable income which expire between December 31, 2011 and 2017.

Kiwibox.Com, Inc.
Notes to the Financial Statements

16.  401(k) PLAN

The Company adopted the qualified Magnitude, Inc. sponsored 401(k) plan covering substantially all full time employees under which eligible employees may elect to contribute, within statutory limits, a percentage of their annual compensation.  The Company matches up to 50% of the employee’s contribution of which the match may not exceed 3% of the employee’s total compensation for the plan year.  Contributions to the plan were $0 and $1,659 for the years ended December 31, 2010 and 2009, respectively. In December 2009, the Company terminated the plan, for lack of demand.

17.  STOCK BASED COMPENSATION

During 2010 and 2009 the Company issued the following securities to officers, directors, and non-employees as part of their compensation and, in the case of the former principals of Kiwibox Media Inc., pursuant to the Kiwibox acquisition agreement, as amended.

Andre Scholz (president and Chief Executive Officer): During 2010 earned 1,200,000 restricted shares (100,000 per month) valued at $24,000 based on the commitment date fair value of the shares granted. During 2009, Mr. Scholz earned 500,000 common shares as a signing bonus and 750,000 common shares. These shares had not been issued at December 31, 2009, however, were accrued for and valued at $25,000 based on the commitment date fair value of the shares granted. 1,950,000 of these shares were issued in 2010.

Joseph J. Tomasek (Director): In 2010 Mr. Tomasek earned options for 1,200,000 restricted shares, valued at 411,880. In addition, as additional compensation, Mr. Tomasek was granted 500,000 warrants exercisable at $0.025 during 5 years, with a cashless exercise option, such warrants are valued at $5,000 pursuant to the Black-Scholes valuation formula. During 2009, Mr. Tomasek earned options for 900,000 restricted shares, valued at $8,910 pursuant to the Black-Scholes valuation formula. These options are earned at the rate of 100,000 options per month, beginning with April 2009. In computing the Black Scholes values we used a volatility of 299% and a risk-free interest rate of 2.95%.

Joerg Otzen (Director): in 2010 Mr. Otzen was granted 500,000 warrants exercisable at $0.025 during 5 years, with a cashless exercise option, such warrants are valued at $5,000 pursuant to the Black-Scholes valuation formula.

Craig S Cody (Chief Financial Officer): Mr. Cody was granted 500,000 warrants exercisable at $0.025 during 5 years, with a cashless exercise option, such warrants are valued at $5,000 pursuant to the Black-Scholes valuation formula.

In computing the Black Scholes values for the previous three warrant grants above, we used a volatility of 296% and a risk-free interest rate of 1.6%.

Rudolf Hauke (former President and Chief Executive Officer): During 2010, Mr. Hauke earned 700,000 non-qualified  4-year stock options, exercisable at $0.10 per common share, valued at $13,867 pursuant to the Black-Scholes valuation formula .During 2009, Mr. Hauke has earned 1,200,000 non-qualified 4-year stock options, exercisable at $0.10 per common share, valued at $23,790 pursuant to the Black-Scholes valuation formula.  In computing the Black Scholes values we used a volatility of 283% and risk-free interest rates of 2.6% and 3.3%.

Kiwibox.Com, Inc.
Notes to the Financial Statements

 STOCK BASED COMPENSATION (continued)

In 2010, we granted 4,000,000 warrants to a consultant exercisable at  $0.025, during 5 years, with a cashless exercise option, such warrants valued at $40,000 pursuant to the Black-Scholes valuation formula.  In 2009, we granted 15,000,000 warrants and again 4,000,000 warrants to a Consultant, exercisable at $0.0025 and $0.025, respectively, during 5 years, with a cashless exercise option, such warrants valued at $150,000 and $40,000 pursuant to the Black-Scholes valuation formula. In computing the Black Scholes values we used a volatility of 273% and a risk-free interest rate of 2.33%.

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
Notes to the Financial Statements

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
Qualified and Non-Qualified Shares Under Option Pursuant to the 1997 Plan December 31,
	2010	2009
Outstanding, beginning of year	-	-
Granted during the year	-	-
Expired during the year	-	-
Surrendered during the year	-	-
Outstanding, end of year	-	-
Eligible, end of year for exercise	-	-

At December 31, 2010 and 2009, no options were outstanding.
At December 31, 2010, there were 1,000,000 shares reserved for future option grants.

Qualified and Non-Qualified Shares Under Option Pursuant to the 2000 Plan December 31,
	2010	2009
Outstanding, beginning of year	-	-
Granted during the year	-	-
Exercised during the year	-	-
Surrendered during the year	-	-
Expired during the year	-	-
Outstanding, end of year	-	-
Eligible, end of year for exercise	-	-

At December 31, 2010 and 2009, no options were outstanding..
At December 31, 2010, there were 5,000,000 shares reserved for future option grants.

At December 31, 2010 the company has two stock-based employee compensation plans, which are described more fully above. The company accounts for those plans under the recognition and measurement principles of Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment, and related Interpretations. The Company has not granted any options under these plans to employees during 2010 or 2009.

Kiwibox.Com, Inc.
Notes to the Financial Statements

STOCK OPTION PLANS - (Continued)

The Company also issues options outside of the Stock Incentive Plans which are comprised as follows:
	December 31,
	2010	2009
Outstanding, beginning of year	10,453,542	18,353,542
Granted during the year	1,900,000	2,100,000
Exercised during the year	-	-
Surrendered or cancelled during the year	-	(8,000,000)
Expired during the year	(3,903,542)	(2,000,000)
Outstanding, end of year (at prices ranging from $0.01 to $0.10)	8,450,000	10,453,542

Eligible for exercise, end of year (at prices ranging from $0.01 to $0.10)	8,450,000	10,453,542

At December 31, 2010 and 2009 the weighted average exercise price and weighted average remaining contractual life were $0.06 and $0.06 per share, and 2 years 11 months and 1 year 8 months, respectively.

During 2010, the Company granted 1,900,000 options to two officers and directors of the Company, 700,000 of which are exercisable at $0.10 during a four-year period, and 1,200,000 of which are exercisable at $0.05 during a four-year period.

During 2009, the Company granted 2,100,000 options to two officers and directors of the Company, 1,200,000 of which are exercisable at $0.10 during a four-year period, and 900,000 of which are exercisable at $0.05 during a four-year period.

The weighted average exercise price for options granted during the years ended December 31, 2010 and 2009 were $0.07 and $0.08, respectively. The weighted average exercise price for options expired during the years ended December 31, 2010 and 2009 were $0.10. The weighted average grant date fair value of options granted during the years ended December 31, 2010 and 2009 was $0.01.

19.  WARRANTS

The Company granted common stock purchase warrants between January 1, 2009 and December 31, 2010 which are comprised as follows:
	December 31,
	2010	2009
Outstanding, beginning of year	178,189,648	168,222,981
Granted during the year	6,750,000	27,750,000
Exercised during the year	(15,000,000)	-
Surrendered /cancelled during the year	-	-
Expired during the year	(17,208,333)	(17,783,333)
Outstanding, end of year (at prices ranging from $.025 to $.085)	152,731,315	178,189,648

Eligible, end of year (at prices ranging from $.025 to $.085)	152,731,315	178,189,648

At December 31, 2010 and 2009, the weighted average exercise price and weighted average remaining contractual life is $0.05 and $0.05 per share and 3 year 6 months and 3 years 3 months, respectively.

Kiwibox.Com, Inc.
Notes to the Financial Statements

20.  RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010 and 2009 one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $60,000 and $180,000, respectively, for each period for legal services. The director also received 100,000 common stock options per month during the year ended December 30, 2010, valued at $11,880, and $500,000 warrants in December 2010 valued at $5,000. The balance due to this director at December 31, 2010 and 2009 was $0 and $5,000, respectively.

During the year ended December 31, 2009, the director agreed to forgive a total of $213,570 in legal fees incurred as of April 2009, which was treated as paid-in capital. In 2009 the director also earned options for 900,000 restricted shares, valued at $8,910, which have yet to be issued. The balance due to this director at December 31, 2008 was $5,000.

During 2009 we paid our former Chief Executive Officer $27,000 for outside consulting services performed.

For the year ended December 31, 2010 and 2009, we incurred an aggregate $252,412 and $56,308, respectively, to companies controlled by the Chief Technology Officer of the Company, for website hosting, website development and technical advisory services, and server farm installations, and paid $7,585 and 69,839, respectively, for promotional materials.

Through December 31, 2010, the beneficial ownership in the Company’s securities held respectively, by Tell Capital AG of Switzerland and its principal, Ulrich Schuerch on a consolidated basis, was approximately 10.4% and approximately 9.9% for Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc. of Switzerland, of the voting stock.  Both Discovery Advisory Company and Cambridge Services Inc. are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes to during 2009 and 2010. During the year ended December 31, 2010, Cambridge Services, Inc. advanced an additional $740,000. At December 31, 2010, $1,080,984 and $813,996 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively. Additionally, Ulrich Schuerch advanced the Company $240,000 for which demand notes were issued at a rate of interest of 10%.

Kiwibox.Com, Inc.
Notes to the Financial Statements

21.  FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, accounts receivable, accounts payable, accrued expenses, notes payable, long-term debt and capitalized lease obligations: The carrying amount approximates fair value because of the short term maturity of these instruments.

Limitations
Fair value estimates are made at a specific point in time, based on relevant information and information about the financial instrument.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates

Kiwibox.Com, Inc.
Notes to the Financial Statements

22. FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-29, “Business Combinations (ASC Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this ASU affect any public entity as defined by ASC Topic 805 that enters into business combinations that are material on an individual or aggregate basis. The amendments in this ASU specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments also expand the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted. The Company does not expect adoption of ASU 2010-29 to have a material impact on the Company’s results of operations or financial condition.

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (ASC Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this ASU modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with the existing guidance and examples, which require that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption is not permitted. The Company does not expect the adoption of ASU 2010-28 to have a material impact on the Company’s results of operations or financial condition.

In April 2010, the FASB issued ASU 2010-17, Revenue Recognition — Milestone Method (“ASU 2010-17”). ASU 2010-17 provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should (i) be commensurate with either the level of effort required to achieve the milestone or the enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor’s performance to achieve the milestone; (ii) be related solely to past performance; and (iii) be reasonable relative to all deliverables and payment terms in the arrangement. No bifurcation of an individual milestone is allowed and there can be more than one milestone in an arrangement. Accordingly, an arrangement may contain both substantive and non-substantive milestones. ASU 2010-17 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Management evaluated the potential impact of ASU 2010-17 and does not expect its adoption to have a material effect on the Company’s results of operations or financial condition.

Kiwibox.Com, Inc.
Notes to the Financial Statements

22.  FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements . ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a significant effect on the Company’s financial statements.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to FASB ASC Topic 605, Revenue Recognition ) (“ASU 2009-13”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing , (“ASU-2009-15”), which provides guidance for accounting and reporting for own-share lending arrangements issued in contemplation of a convertible debt issuance. At the date of issuance, a share-lending arrangement entered into on an entity’s own shares should be measured at fair value in accordance with Topic 820 and recognized as an issuance cost, with an offset to additional paid-in capital. Loaned shares are excluded from basic and diluted earnings per share unless default of the share-lending arrangement occurs. The amendments also require several disclosures including a description and the terms of the arrangement and the reason for entering into the arrangement. The effective dates of the amendments are dependent upon the date the share-lending arrangement was entered into and include retrospective application for arrangements outstanding as of the beginning of fiscal years beginning on or after December 15, 2009. The adoption of ASU 209-15 did not have a material impact on the Company’s results of operations or financial condition.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

23.  LITIGATION

At the time of this report, the Company is not a party in any legal proceedings.

24.  BUSINESS SEGMENTS

The Company operates in only one business segment - youth targeted online social networks - through its dedicated proprietary internet website.

25.  SUBSEQUENT EVENTS

During January, February and March 2011 we received an aggregate $300,000 working capital loans from 2 accredited investors, $200.000 is covered by convertible promissory notes carrying interest at 10% per year and $100,000 is covered by a promissory note carrying interest at 10% a year but not convertible.

During March 2011 we completed our due diligence period with an international social network and are currently in the final stages of contract negotiations. This possible acquisition has the potential to propel the Kiwibox.com network to a top tier social networking community.

On March 4, 2011 we announced the acquisition of the assets of Pixunity.DE a German photo book community, which moves Kiwibox.com to the forefront of an ever emerging technology.