Form 10-Q
period 2011-03-31
Kiwibox.Com, Inc.
filed 2011-05-16
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended March 31, 2011

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

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of May 5, 2011, was 498,243,060 shares.

KIWIBOX.COM, INC.

INDEX

		Page Number
PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Balance Sheets
	- March 31, 2011 (unaudited) and December 31, 2010	2

	Condensed Statements of Operations
	- Three months ended March 31, 2011 and 2010 (unaudited)	3

	Condensed Statements of Cash Flows
	- Three months ended March 31, 2011 and 2010 (unaudited)	4 - 5

	Notes to Condensed Financial Statements	6 - 15

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16 – 17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4	Controls and Procedures	18

PART II - OTHER INFORMATION		19 - 20

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4T.	Submission of Matters to a Vote of Security Holders	19

Item 5.	Other information	19

Item 6.	Exhibits	20

SIGNATURES		21

Report of Independent Registered Public Accounting Firm

To the Board of Directors
of Kiwibox.com, Inc.

We have reviewed the accompanying financial statements of Kiwibox.com, Inc. as of March 31, 2011, and for the three-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U. S. generally accepted accounting principles.

Somerset, New Jersey
May 13, 2011

PART I  - Item 1   Financial Statements

KIWIBOX.COM, INC.
CONDENSED BALANCE SHEETS

	March 31, 2011 (Unaudited)	December 31, 2010
Assets
Current Assets
Cash	$1,966	$377
Accounts receivable, net of allowance for doubtful accounts of $0	295	295
Prepaid expenses and other current assets	87,448	34,441
Total Current Assets	89,709	35,113
Property and equipment, net of accumulated depreciation of $90,991 and $88,505	12,838	15,323
Website development costs, net of accumulated amortization of $53,066 and $32,864	109,540	106,244
Other assets	40,756	9,756
Total Assets	252,843	166,436
Liabilities and Stockholders’ Equity (Impairment)
Current Liabilities
Accounts payable and accrued expenses	625,217	535,877
Obligations to be settled in stock	212,618	183,648
Dividends payable	543,418	530,602
Loans and notes payable - other	140,000	140,000
Loans and notes payable – related parties	340,000	240,000
Convertible notes payable-related parties	2,094,980	1,894,980
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion feature –related parties	2,975,703	2,622,408
Total Current Liabilities	6,965,465	6,181,044
Commitments and Contingencies	-	-
Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized; 85,890 and 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized; issued and outstanding 498,243,060 and 498,243,060 shares	49,824	49,824
Common Stock subscribed	-	-
Additional paid-in capital	45,571,867	45,571,867
Stock subscription receivable	-	-
Accumulated (deficit)	(52,334,399)	(51,636,385)
Total Stockholders’ Equity (Impairment)	(6,712,622)	(6,014,608)
Total Liabilities and Equity (Impairment)	$252,843	$166,436

The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Total Revenues	$423	$734
Cost of Goods Sold	735	-
Gross Profit (Loss)	(312)	734
Selling expenses	63,354	25,131
General and administrative expenses	210,493	240,929
Loss from Operations	(274,159)	(265,326)
Other Income (Expense)
Misc. non-operating expenses	-	(3,185)
Change in fair value –derivative liability	(9,648)	-
Interest expense-derivative conversion feature	(343,647)	-
Gain on disposition of assets	-	2,285
Interest expense	(56,619)	(29,136)
Total Other Income (Expense)	(409,914)	(30,036)
Loss before Provision for Income Taxes	(684,073)	(295,362)
Provision for Income Taxes	1,125	-
Net Loss	$(685,198)	$(295,362)
Dividends on Preferred Shares	(12,816)	(12,816)
Net Loss applicable to Common Shareholders, basic and diluted	$(698,014)	$(308,178)
Net Loss per Common Share, basic and diluted	$(0.001)	$(0.001)
Weighted Average Number of Common Shares Outstanding	498,243,060	490,180,560

The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Net Loss	$(685,198)	$(295,362)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	22,687	5,232
Change in fair value – derivative liabilities	9,648	-
Gain on disposal of assets	-	(2,285)
Intrinsic value of beneficial conversion rights	343,647	-
Decreases (Increases) in Assets
Accounts receivable	-	852
Prepaid expenses	(53,007)	(3,633)
Increases (decreases) in Liabilities
Liabilities to be settled in stock	18,970	21,940
Accounts payable and accrued expenses	89,339	21,833
Net Cash Used by Operating Activities	(253,914)	(251,424)
Cash Flows from Investing Activities
Proceeds from sale of assets	-	4,520
Cash outlay - website development costs	(23,497)	(7,401)
Cash outlay – other assets	(21,000)	-
Purchases of property and equipment	-	(2,204)
Net Cash Used by Investing Activities	(44,497)	(5,085)
Cash Flows from Financing Activities
Proceeds from loans and notes	300,000	150,000
Proceeds from stock subscriptions receivable	-	125,000
Net Cash Provided by Financing Activities	300,000	275,000
Net Increase (Decrease) in Cash	1,589	18,492
Cash at Beginning of Period	377	2,518
Cash at End of Period	$1,966	$21,010
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest Paid	4,001	-

The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Three Months Ended March 31, 2011
Warrants granted in acquisition of other assets
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

Kiwibox.Com, Inc.
Notes to Financial Statements

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $4,263 and $412 for the three months ended March 31, 2011 and  2010, respectively.

Evaluation of Long Lived Assets

Long-lived assets are assessed for recoverability on an ongoing basis.   In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company accounted for certain convertible debentures issued in the year ended December 31, 2010 and the three months ended March 31, 2011 as derivative liabilities required to be bifurcated from the host contract in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares (see Note 12).

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

A total of $23,497 and $7,401 was capitalized for web-site development work during the three months ended March 31, 2011 and 2010, respectively. During 2010, software costs of $11,880 were determined to be impaired and were written off during the year then ended.

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

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period.  Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 222,765,450 common shares at March 31, 2011, comprised of 154,731,315 shares issuable upon exercise of stock purchase warrants, 8,750,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 58,554,598 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest, presently convertible at the option of two holders at a price of $0.01 per share, totals $2,094,980 which would yield 209,498,000 shares if fully exercised, however, the respective notes, all of which were issued to these two investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the year, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

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

4. PREPAID EXPENSES

Prepaid Expenses at the end of the year consisted of $50,000 in prepaid consulting fees, $20,873 in promotional supplies inventory, $7,661 in prepaid business insurance costs, and $8,914 made up of several smaller positions.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31, 2010	December 31, 2010
Furniture	$14,322	$14,322
Leasehold Improvements	24,130	24,130
Equipment	65,376	65,376
	103,828	103,828
Less accumulated depreciation	90,990	88,505
Total	$12,838	$15,323

Depreciation expense charged to operations was $2,485 and $3,213 in the first three months of 2011 and 2010, respectively.

Kiwibox.Com, Inc.
Notes to Financial Statements

6.  INTANGIBLE ASSETS

Intangible assets consisted of software for website development costs as follows:

	March 31, 2011	December 31, 2010
Website development costs	$162,606	$139,108
Less accumulated amortization	53,066	32,864
Total	$109,540	$106,244

During 2010, software costs of $11,880 were determined to be impaired and were written off during the year then ended. Amortization expense for the three months ending March 31, 2011 and 2010 was $20,202 and $2,019, respectively. Additional amortization over the next 5 years is estimated to be as follows:

Amortization expense
December 31, 2011	$71,684
December 31, 2012	29,400
December 31, 2013	8,456
December 31, 2014	-
December 31, 2015	-
Thereafter	-

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	March 31, 2011	December 31, 2010
Accounts payable	$254,806	$232,099
Accrued interest	221,198	168,580
Accrued payroll, payroll taxes and commissions	7,491	7,902
Accrued professional fees	120,987	111,900
Miscellaneous accruals	20,735	20,735
Total	$625,217	$535,618

8.  OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at

	March 31, 2011	December 31, 2010
Obligation for warrants granted for compensation	$70,000	$60,000
600,000 common shares issuable to a consultant who was a director of the company, for services rendered.	36,000	36,000
800,000 (2011) and 500,000 (2010) common shares, and 2,900,000 (2011 and 2010) stock options issuable to two officers of the Company pursuant to their respective employment Agreements	72,857	66,858

Kiwibox.Com, Inc.
Notes to the Financial Statements

8. OBLIGATIONS TO BE SETTLED IN STOCK (continued)

2,400,000 (2011) and 2,100,000 (2010) stock options issuable to one director who also serves as the Company’s general counsel	23,760	20,790
Warrants granted on asset purchase (see Note 13)	10,000	-
	$212,617	$132,900

9. LOANS PAYABLE

The Company (Formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at March 31, 2011 and December 31, 2010:

On December 4, 1996, The company (Formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000
Total	$75,000

10. NOTES PAYABLE

	March 31,	December 31,
	2011	2010
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000
In January 2008 a shareholder loaned the Company $40,000 pursuant to which the Company issued a demand note bearing interest at the rate of 5% per year.	40,000	40,000
From September 2008 through March 2011 two shareholders loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 and March 2011 (see Note 12).	2,094,980	1,894,980
In January and again in February 2011, a shareholder loaned the Company $50,000 under a demand note at 10%. In 2011, this shareholder loaned the Company $240,000 under a demand note at 10%.	340,000	240,000
Total	$2,499,980	$2,199,980

Kiwibox.Com, Inc.
Notes to Financial Statements

11. LONG-TERM DEBT

Long-term debt as of March 31, 2011 and December 31, 2010  is comprised of the following:

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

The Company accounted for the conversion features underlying these convertible debentures modified or issued in the year ended December 31, 2010 and the three months ended March 31, 2011 in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures issued to these holders during the three months ended March 31, 2011 under these terms at the relevant commitment dates to be $343,647 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in a cost of $9,648 for the three months ended March 31, 2011, which is included in Other Income (Expense) in the accompanying financial statements. The fair value of the derivative conversion features was determined to be $2,975,703 at March 31, 2011.

Kiwibox.Com, Inc.
Notes to Financial Statements

13. COMMITMENTS AND CONTINGENCIES

We maintain offices for our operations at 330 W. 38th Street, New York, New York 10018, for approximately 900 square feet. This lease  requires minimum monthly rentals of $2,199 plus tenants’ share of utility/cam/property tax charges which average approximately $400 per month. During the 1st quarter of 2010 the Company successfully negotiated with the landlord to give up a lease of an office located at the same address consisting of approximately 500 square feet. This lease was extended in December 2010 through April 30, 2011 and again in January 2011 through December 31, 2011 with no changes to the monthly rent.

In May 2010 the Company negotiated a lease of an apartment in New York City for the CEO in order to reduce travel costs. The lease is for 12 months at $2,775 per month thru May 31, 2011. In December 2010 the CEO through a company that he controls reimbursed Kiwibox.com $20,642 for his use of the Company apartment.

Our total rent expenses were $15,122 and $12,143 during the three months ended March 31, 2011 and 2010, respectively.

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

During the third quarter of 2010 the Chief Technology Officer took over the position of Chief Executive Officer with no changes to the above terms, running through July 30, 2011. On October 6, 2010 the terms of the consulting agreement were modified. The new terms called for a reduced monthly consulting fee of $16,667 to be prepaid in the amount of $50,000 on October 1, 2010 covering the period October 1, 2010 thru December 31, 2010, and for $100,000 to be prepaid on January 1, 2011 covering the period January 1, 2011 thru June 30, 2011. There were no changes to the stock compensation portion of any earlier agreement. This agreement was again extended in April of 2011 through December 31, 2011 with no changes to the compensation.

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

On March 7, 2011 the Company announced its acquisition of the assets of Pixunity.DE a German photo book community. We purchased the internet domain name, the software codes for capturing, uploading and sharing images and the list of its approximate 15,000 members. The principal reason for this purchase was to acquire the source code and technology for image sharing which could have cost us up to $100,000 to develop this technology in house. We are currently integrating the image sharing software into our Kiwibox website and do not intend to market or rely upon the pixunity brand for our business.

In addition, we are in the process of completing our due diligence investigation of an international social network with whom we signed a letter of intent and which we announced in our current report filed on Form 8-K with the Commission on November 30, 2010.

,
Kiwibox.Com, Inc.
Notes to Financial Statements

  14. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2011 and 2010 one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $15,000 and $15,000, respectively, for legal services. The director also received 300,000 common stock options during the three month periods ending March 31, 2011 and 2010, valued at $2,970 and $2,970 respectively.

During the three months ended March 31, 2011 and 2010 we incurred and aggregate of $70,243 and $27,899, respectively, to companies controlled by the Chief Executive Officer, for website hosting, website development, server  farm installations and technical advisory services

Through March 31, 2011, the beneficial ownership in the Company’s securities held respectively, by Tell Capital AG of Switzerland and its principal, Ulrich Schuerch on a consolidated basis, was approximately 10.4% and approximately 9.9% for Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc. of Switzerland, of the voting stock.  Both Discovery Advisory Company and Cambridge Services Inc. are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes to during 2011 and 2010. During the three months ended March 31, 2011, Cambridge Services, Inc. advanced an additional $200,000. At March 31, 2011 $1,080,984 and $1,013,996 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively. Additionally, Ulrich Schuerch advanced the Company an additional $100,000 in the three months ended March 31, 2011, for which $340,000 of demand notes were issued at a rate of interest of 10%.

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

Kiwibox.Com, Inc.
Notes to Financial Statements

15. FAIR VALUE (continued)

The following table reconciles, for the three months ended March 31, 2011, the beginning and ending  balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Conversion Liability at January 1, 2011	-
Value of beneficial conversion features of new debentures	2,622,408
Change in value of beneficial conversion features during period	353,295
Reductions in fair value due to principal conversions	-
Conversion Liability at March 31, 2011	$2,975,703

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

Description of Business

      The Company’s business plan focused on increasing its regional membership continues through  its marketing efforts in the New York City region through a series of street promotion and event organizing in 2011. The Company has developed a number of partnerships with event organizers and businesses along the east coast of the United States and plans further expansion of these types of market alliances.

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

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three  Months Ended March 31, 2011

For the quarter ended March 31, 2011, total revenues amounted to $423, compared to $734 recorded in the first quarter in 2010.

Gross profit (loss) for the quarter ended March 31, 2011 amounted to $(312).  After deducting selling and general and administrative expenses of $273,847 for the first quarter ended March 31, 2011 compared to $266,060 recorded in the same period in 2010, the Company realized operating losses of $274,159 for the first quarter of 2011 compared to an  operating loss of $265,326 in the same period of 2010. The slight increase in operating expenses was the result of increased online and organic marketing efforts.

The quarter concluded with a net loss of $685,198. After accounting for dividends accrued on outstanding preferred stock which totaled $12,816, the net loss applicable to common shareholders was $698,014 or $0.001 per share compared to a loss of $295,362 or $0.001 per share for the first quarter in the previous year.

Liquidity and Capital Resources

We have financed our business with new debt since our cash flow is insufficient to provide the working capital necessary to fund our operations. We received $300,000 in cash from short-term loans  from accredited private investors during the quarter. We have an ongoing and urgent need for working capital to fund our operations. If we are unable to continue to receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $6,875,756 at March 31, 2011, as compared to $6,145,931 at December 31, 2010.  The change is primarily attributable the losses incurred in the first quarter of  2010.  Stockholders’ equity showed an impairment of $6,712,622 at the end of the period, compared to an impairment of $6,014,608 at the beginning of the year. The negative cash flow from operations during the three months totaled $253,914 and was financed by new debt.

We have no bank debt and aside from trade payables and accruals, our indebtedness at March 31, 2011, consisted of certain notes and loans aggregating $2,574,980. The position “Obligations to be settled in stock” of $212,618 accounts for common shares due under consulting agreements, and for services to be settled in common stock options and warrants, where the underlying securities had not yet been issued. Current liabilities also include $543,417 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

Item 4T.    CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended March 31, 2011 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As of March 31, 2011, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of March 31, 2011, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of March 31, 2011 and 2010 and the related statements of operations, stockholders’ equity, and cash flows for the quarters ended March 31, 2011 and 2010, in conformity with generally accepted accounting principles.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

- When available, we will devote additional resources to supplement, where necessary, existing resources with additional qualified third party consultants;

- We are continuing to institute more stringent approval processes for financial transactions, and

- We are continuing to perform additional procedures and analyses for significant transactions as a mitigating control in the control environment due to segregation of duties issues.

Changes in Internal Controls over Financial Reporting

Other than as stated above, during the quarter ended March 31, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART  II  -  OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any pending material legal proceedings.

Item 1A.	RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Issuance of unregistered securities

During the first quarter in 2011 the Company did sell any unregistered securities.

(b)	Not applicable

(c)	None

Item 3	DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $543,000.  These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

-  None

Item 5	OTHER INFORMATION

-  None

Item 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.01.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2011

31.02.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2011.

32.01.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 14, 2011.

(b)	Reports on Form 8-K:

On January 5, 2011, the Company filed a current report on Form 8-K with the Commission, announcing the integration of new initial login and Live Stream enhancements to its webhsite technology platform via a press release of the same date.

On March 7 2011, the Company filed a current report on Form 8-K with the Commission, announcing its acquisition of Pixunity.de assets, a German Photo Book Community, from Brand & Nobel GmbH via a press release of the same date.

On March 10 2011, the Company filed an amendment to its current report on Form 8-K, previously filed with the Commission on March 7, 2011, attaching a copy of the Asset Purchase Agreement between the Company and Brand & Nobel GmbH, pursuant to which the Company purchased the Pixunity.de assets, certain portions of which agreement are subject to a pending request to the Commission for confidential treatment pursuant to Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Kiwibox.Com, INC.

Date: May 14, 2011	By:	/s/ Craig S. Cody
Craig S. Cody
Chief Financial Officer