Form 10-Q
period 2011-06-30
Kiwibox.Com, Inc.
filed 2011-08-15
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2011

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
Yes ☐    No ☒

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of August 10, 2011, was 498,243,060 shares.

KIWIBOX.COM, INC.

INDEX

		Page
		Number
PART 1 – FINANCIAL INFORMATION

Item 1	Financial Statements

	Condensed Balance Sheets
	- June 30, 2011 (unaudited) and December 31, 2010	4

	Condensed Statements of Operations
	- Three and six months ended June 30, 2011 and 2010 (unaudited)	5

	Condensed Statements of Cash Flows
	- Six months ended June 30, 2011 and 2010 (unaudited)	6 – 7

	Notes to Condensed Financial Statements	8 – 17

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	18 – 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4	Controls and Procedures	20

PART II – OTHER INFORMATION		21 – 22

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	21

Item 4T. Submission of Matters to a Vote of Security Holders		21

Item 5. Other information		21

Item 6.	Exhibits	22

SIGNATURES		23

Rosenberg Rich Baker Berman & Company A Professional Association of Certified Public Accountants 265 Davidson Avenue, Suite 210, Somerset, NJ 08873-4120 P: 908-231-1000 F: 908-231-6894 www.rrbb.com

Carl S. Schwartz, CPA*
David N. Roth, CPA
Steven J. Truppo, CPA
Leonard M. Friedman, CPA♦■
Gary A. Sherman, CPA
Robert S. Quick, CPA
Pamela Bezner Ali, CPA
Marsha L. Baldinger, CPA●■
Howard B. Condo, CPA

Alvin P. Levine, CPA
Daniel M. Brooks, CPA

♦ Accredited in Business Valuation
■ Certified Business Appraiser
● Certified Financial Planner
* Registered Investment Adviser

Other Office:

111 Dunnell Road, Suite 100
Maplewood, NJ 07040
973-763-6363
973-763-4430 FAX

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Kiwibox.com, Inc.

We have reviewed the accompanying financial statements of Kiwibox.com, Inc. as of June 30, 2011, and for the three and six-month periods ended June 30, 2011 and 2010. These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a working capital deficiency as of June 30, 2011. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Somerset, New Jersey
August 9, 2011

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS ● CENTER FOR AUDIT QUALITY ● PRIVATE COMPANIES PRACTICE SECTION POLARIS INTERNATIONAL ● REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

PART I  – Item 1   Financial Statements

KIWIBOX.COM, INC.
CONDENSED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets
Cash	$69,082	$377
Accounts receivable, net of allowance for doubtful accounts of $0	120	295
Prepaid expenses and other current assets	20,000	34,441
Total Current Assets	89,202	35,113
Property and equipment, net of accumulated depreciation of $90,991 and $88,505	11,760	15,323
Website development costs, net of accumulated amortization of $75,225 and $32,864	87,381	106,244
Other assets	40,756	9,756
Total Assets	229,099	166,436

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Accounts payable and accrued expenses	618,395	535,877
Obligations to be settled in stock	231,588	183,648
Dividends payable	556,234	530,602
Loans and notes payable – other	140,000	140,000
Loans and notes payable – related parties	340,000	240,000
Convertible notes payable-related parties	2,384,980	1,894,980
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion feature –related parties	2,600,621	2,622,408
Total Current Liabilities	6,905,347	6,181,044

Commitments and Contingencies	-	-

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized; 85,890 and 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized; issued and outstanding 498,243,060 and 498,243,060 shares	49,824	49,824
Additional paid-in capital	45,571,867	45,571,867
Accumulated deficit	(52,298,025)	(51,636,385)

Total Stockholders’ Equity (Impairment)	(6,676,248)	(6,014,608)

Total Liabilities and Equity (Impairment)	$229,099	$166,436

The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2011	2010		2011	2010
Total Revenues	$349		670	$772	$1,403

Cost of Goods Sold	1,120		785	1,855	785

Gross Profit (Loss)	(771)		(115)	(1,083)	618

Selling expenses	56,772		47,063	120,126	72,194
General and administrative expenses	199,016		268,995	410,634	509,923

Loss from Operations	(256,559)		(316,173)	(531,843)	(581,499)

Other Income (Expense)
Miscellaneous income	-		11,377	-	11,377
Misc. non-operating expenses	(1,205)		(3,346)	(1,205)	(6,531)
Foreign currency transaction loss	(586)		(5,585)	(586)	(5,585)
Change in fair value – derivative liability	730,217		-	720,569	-
Interest expense-derivative conversion	(355,135)		-	(698,783)	-
Gain on disposition of assets	-		-	-	2,285
Interest expense	(67,543)		(39,758)	(124,161)	(68,894)
Total Other Income (Expense)	305,749		(37,312)	(104,166)	(67,348)

Loss from Operations before Provision for Income Taxes	49,189		(353,485)	(636,009)	(648,847)

Provision for income taxes	-		-	-	-

Net Income (Loss)	$49,189		$(353,485)	$(636,009)	$(648,847)

Dividends on Preferred Stock	(12,816)		(12,815)	(25,631)	(25,631)

Net Income (Loss) applicable to Common Shareholders	$36,373		$(366,300)	$(661,640)	$(674,478)

Earnings (Loss) per Common Share	$0.000	$	(0.001)	$(0.001)	$(0.001)

Weighted Average Number of Common Shares Outstanding	498,243,060		497,743,060	498,243,060	494,544,563

The accompanying notes are an integral part of the consolidated financial statements.

KIWIBOX.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash Flows from Operating Activities
Net Loss	$(636,009)	$(648,847)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	46,718	12,807
Gain on disposal of assets	-	(2,285)
Intrinsic value of beneficial conversion rights	(21,785)	-
Decreases (Increases) in Assets
Accounts receivable	175	2,000
Prepaid expenses	14,440	13,388
Increases (decreases) in Liabilities
Liabilities to be settled in stock	37,940	49,826
Accounts payable and accrued expenses	82,518	48,989
Net Cash Used by Operating Activities	(476,003)	(524,122)

Cash Flows from Investing Activities
Proceeds from sale of assets	-	4,520
Cash outlay – website development costs	(23,298)	(58,987)
Cash outlay – other assets	(21,000)	(2,955)
Purchases of property and equipment	(794)	(10,105)
Net Cash Used by Investing Activities	(45,292)	(67,527)

Cash Flows from Financing Activities
Proceeds from loans and notes	590,000	470,000
Proceeds from stock subscriptions receivable	-	125,000
Net Cash Provided by Financing Activities	590,000	575,000

Net Increase in Cash	68,705	3,351
Cash at Beginning of Period	377	2,518
Cash at End of Period	$69,082	$5,869

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid	4,001	—

The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Six Months Ended June 30, 2011

Warrants granted in acquisition of other assets

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

Kiwibox.Com, Inc.
Notes to Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $2,010 and $6,274 for the three and six months ended June 30, 2011 and $1,347 and $1,760 for 2010, respectively.

Evaluation of Long Lived Assets

Long-lived assets are assessed for recoverability on an ongoing basis.   In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company accounted for certain convertible debentures issued in the year ended December 31, 2010 and the  six  months ended June 30, 2011 as derivative liabilities required to be bifurcated from the host contract in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares (see Note 12).

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

A total of $23,498 and $58,987 was capitalized for web-site development work during the six months ended June 30, 2011 and 2010, respectively. During 2010, software costs of $11,880 were determined to be impaired and were written off during the year then ended.

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

Net Loss Per Share

Net income (loss) per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period.  Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 223,815,450 common shares at June 30, 2011, comprised of 155,731,315 shares issuable upon exercise of stock purchase warrants, 8,800,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 58,554,598 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest, presently convertible at the option of two holders at a price of $0.01 per share, totals $2,582,890 which would yield 258,289,000 shares if fully exercised, however, the respective notes, all of which were issued to these two investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the year, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

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

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000.  Balances in these accounts may, at times, exceed the federally insured limits. At June 30, 2011 and December 31, 2010, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. PREPAID EXPENSES

Prepaid Expenses at the end of the year consisted of $14,446 in promotional supplies inventory, $3,205 in prepaid business insurance costs, and $2,349 made up of several smaller positions.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:	June 30, 2011	December 31, 2010
Furniture	$14,322	$14,322
Leasehold Improvements	24,130	24,130
Equipment	66,170	65,376
	104,622	103,828
Less accumulated depreciation	92,862	88,505
Total	$11,760	$15,323

      Depreciation expense charged to operations was $4,357 and $5,862 in the first six months of 2011 and 2010, respectively.

Kiwibox.Com, Inc.
Notes to Financial Statements

6.  INTANGIBLE ASSETS

Intangible assets consisted of software for website development costs as follows:

	June 30, 2011	December 31, 2010
Website development costs	$162,606	$139,108
Less accumulated amortization	75,225	32,864
Total	$87,381	$106,244

During 2010, software costs of $11,880 were determined to be impaired and were written off during the year then ended. Amortization expense for the six months ended June 30, 2011 and 2010 was $42,361 and $6,944, respectively. Additional amortization over the next 5 years is estimated to be as follows:

Amortization expense
December 31, 2011	$41,796
December 31, 2012	37,129
December 31, 2013	8,456
December 31, 2014	-
December 31, 2015	-
Thereafter	-

7. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	June 30, 2011	December 31, 2010
Accounts payable	$215,198	$226,760
Accrued interest	288,726	168,580
Accrued payroll, payroll taxes and commissions	2,679	7,902
Accrued professional fees	111,354	111,900
Miscellaneous accruals	438	20,735
Total	$618,395	$535,877

8.  OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at:

	June 30,	December 31,
	2011	2010
Obligation for warrants granted for compensation	$80,000	$60,000
600,000 common shares issuable to a consultant who was a director of the company, for services rendered	36,000	36,000
1,100,000 (2011) and 500,000 (2010) common shares, and 2,900,000 (2011 and 2010) stock options issuable to two officers of the Company pursuant to their respective employment Agreements	78,858	66,858

Kiwibox.Com, Inc.
Notes to the Financial Statements

8. OBLIGATIONS TO BE SETTLED IN STOCK (continued)

2,700,000 (2011) and 2,100,000 (2010) stock options issuable to one director who also serves as the Company’s general counsel	26,730	20,790
1,000,000 warrants granted on the Pixunity.de asset Purchase (see Note 13)	10,000	-
	$231,588	$132,900

9. LOANS PAYABLE

The Company (Formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at June 30, 2011 and December 31, 2010:

On December 4, 1996, The company (Formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000
Total	$75,000

10. NOTES PAYABLE
	June 30,	December 31,
	2011	2010
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000
In January 2008 a shareholder loaned the Company $40,000 pursuant to which the Company issued a demand note bearing interest at the rate of 5% per year.	40,000	40,000
From September 2008 through June 2011 two shareholders loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 and April 2011 (see Note 12).	2,384,980	1,894,980
In January and again in February 2011, a shareholder loaned the Company $50,000 under a demand note at 10%. In 2010, this shareholder loaned the Company $240,000 under a demand note at 10%.	340,000	240,000
Total	$2,789,980	$2,199,980

Kiwibox.Com, Inc.
Notes to Financial Statements

11. LONG-TERM DEBT

Long-term debt as of June 30, 2011 and December 31, 2010  is comprised of the following:

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

The Company accounted for the conversion features underlying these convertible debentures modified or issued in the year ended December 31, 2010 and the six months ended June 30, 2011 in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures issued to these holders during the three months ended June 30, 2011 under these terms at the relevant commitment dates to be $355,135 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in income of $730,217 and $720,569 for the three and six months ended June 30, 2011, respectively, which is included in Other Income (Expense) in the accompanying financial statements. The fair value of the derivative conversion features was determined to be $2,600,621 at June 30, 2011.

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

Kiwibox.Com, Inc.
Notes to Financial Statements

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In May 2010 the Company negotiated a lease of an apartment in New York City for the CEO in order to reduce travel costs. The lease is for 12 months at $2,775 per month through May 31, 2011. In May 2011 the lease was extended through August 31, 2011 at the rate of $2,837. In December 2010 the CEO through a company that he controls reimbursed Kiwibox.com $20,642 for his use of the Company apartment.

Our total rent expenses were $30,368 and $24,302 during the six months ended June 30, 2011 and 2010, respectively.

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

During the third quarter in 2009 we entered into an engagement agreement with a consultant to assist the Company in the liaison to the Company’s shareholders and investors, to promote the Company and its website to the public markets, and to identify potential strategic partners, acquisition opportunities, and joint venture partners for the Company’s social networking website business. The agreement is deemed to have commenced on January 1, 2009 and extends through December 31, 2011, and calls for compensation to the consultant in the form of 2,000,000 five year warrants for the purchase of common shares, exercisable at $ 0.025 per share with a cashless exercise provision, for every six months period during the term of the agreement, and the payment in cash of unspecified amounts, the latter at the sole discretion of the Company.  This agreement was amended during the second quarter of 2011 so that the options earned in 2011 would be exercisable at $0.075 per share. This amendment did not change the value per warrant and total compensation is unchanged. The original agreement furthermore recognizes that the same consultant had previously provided similar services to the Company for which he received a one-time payment in form of 15,000,000 five year warrants, exercisable at $0.0025 per share. The 15,000,000 warrants were exercised during the three months ended March 31, 2010 pursuant to a cashless exercise into 13,125,000 shares of common stock.

On March 7, 2011 the Company announced its acquisition of the assets of Pixunity.DE a German photo book community. We purchased the internet domain name, the software codes for capturing, uploading and sharing images and the list of its approximate 15,000 members. The principal reason for this purchase was to acquire the source code and technology for image sharing which could have cost up to $100,000 to develop this technology in house. We are currently integrating the image sharing software into our Kiwibox website and do not intend to market or rely upon the pixunity brand for our business.

In addition, we are in the process of completing our due diligence investigation of an international social network with whom we signed a letter of intent and which we announced in our current report filed on Form 8-K with the Commission on November 30, 2010.

Kiwibox.Com, Inc.
Notes to Financial Statements

14. RELATED PARTY TRANSACTIONS

During the six months ended June  30, 2011 and 2010 one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $30,000 and $30,000, respectively, for legal services. The director also received 100,000 common stock options per month during the three and six month periods ended June 30, 2011 and 2010, valued at $2,970 and $5,940 respectively.

During the three and six months ended June 30, 2011 we incurred aggregate expenses of $42,881 and $113,124, and $40,155 and $127,277 for 2010 respectively, to companies controlled by the Chief Executive Officer, for website hosting, website development, server  farm installations and technical advisory services.

Through June 30, 2011, the beneficial ownership in the Company’s securities held respectively, by Tell Capital AG of Switzerland and its principal, Ulrich Schuerch on a consolidated basis, was approximately 10.4% and approximately 9.9% for Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc. of Switzerland, of the voting stock.  Both Discovery Advisory Company and Cambridge Services Inc. are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes to during 2011 and 2010. During the three  and six months ended June 30, 2011, Cambridge Services, Inc. advanced an additional $290,000 and $490,000, respectively. At June 30, 2011 $1,080,984 and $1,303,996 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively. Additionally, Ulrich Schuerch advanced the Company  $100,000 in the six months ended June 30, 2011, for which $340,000 of demand notes were issued at a rate of interest of 10%.

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

Kiwibox.Com, Inc.
Notes to Financial Statements

15. FAIR VALUE (continued)

Level 3 —   unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-  traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value   pricing models.

The following table reconciles, for the six months ended June 30, 2011, the beginning and ending  balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Emb Conversion Liability at January 1, 2011	$2,622,408
Present V Value of beneficial conversion features of new debentures	—
Present V Change in value of beneficial conversion features during period	698,783
Reductions in fair value due to principal conversions	(720,570)
Conversion Liability at June 30, 2011	$2,600,621

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Kiwibox.Com, Inc., contained herein and in the Company’s annual report for the year ended December 31, 2010 as filed on Form 10-K. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Description of Business

The Company has successfully integrated Pixunity to the US market and will continue to add impressive features throughout the year. At the same time we continue to increase our market presence recording a 35% anti-cyclical growth rate from the first to the second  quarter of 2011.  Our promotional teams, both inside and outside of New York City, continue to develop  partnerships with event organizers and businesses along the East Coast of the United States and plan further expansion of these types of market alliances thoughout 2011.

The Company is in the final stages of negotiations with a potential acquisition target and believes that its acquisition would significantly enhance the Company’s competitive market position. Independent of the success of these negotiations, the Company will continue focusing on growth through acquisition and expects to start another due diligence process in the next six months.

The Company attaches great importance to its innovative technology developments and continues to follow the top social network market leaders with technology upgrades, providing its users with an alternative social networking opportunity.

The operating expenses, not including stock-based compensation, remained at a level of approximately $65,000 to $80,000 per month. We are currently receiving funding at these levels from existing investors (see sections  “Loans and Notes Payable”).

Results of Operations for the Three and Six Months Ended June 30, 2011 Compared to the Three  and Six Months Ended June 30, 2010

For the three and six months ended June 30, 2011, total revenues amounted to $349 and $772, respectively compared to $670 and $1,403 recorded in the same periods in 2010.

Gross Profit (Loss) for the six months ended June 30, 2011 amounted to $(1,083) after accounting for $1,855 in cost of sales.  After deducting selling - and general and administrative expenses of $255,788 and $530,760 for the three and six months ended June 30, 2011, compared to $316,058 and $582,117 recorded in the same period in 2010, the Company realized operating losses of $256,559 and $531,843 for the three and six months ended June 30, 2011 compared to operating losses of $316,173 and $581,499 in the same periods in 2010. The decline in operating expenses was the result of  cost cutting measures initiated in the course of current restructuring efforts. In particular, outlays for salaries and consulting expenses were  reduced due to cut-backs in staffing and curtailment of consultant retentions.

The quarter concluded with a net profit of $49,189 for the quarter and a loss of $636,009 for the first six months of 2011. After accounting for dividends accrued on outstanding preferred stock which totaled $12,816 and $25,631, respectively,  the net income applicable to common shareholders was $36,373 or $0.000 per share and the net loss $661,640 or $(0.001) per share for the quarter and six months ended June 30, 2011, compared to a loss of $366,300 or $(0.001) per share and $674,478 or $(0.001) per share for the same periods in 2010.

Liquidity and Capital Resources

We have financed our business with new debt since our cash flow is insufficient to provide the working capital necessary to fund our operations. We received $290,000 in cash from short-term loans  from accredited private investors during the quarter. We have an ongoing and urgent need for working capital to fund our operations. If we are unable to continue to receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $6,816,145 at June 30, 2011, as compared to $6,145,931 at December 31, 2010.  The change is primarily attributable the losses incurred in the first quarter of 2011 and the convertible notes issued during the six months ended June 30, 2011.   Stockholders’ equity showed an impairment of $6,676,248 at the end of the period, compared to an impairment of $6,014,608 at the beginning of the year. The negative cash flow from operations during the six months ended June 30, 2011 totaled $476,003 and was financed by new debt.

We have no bank debt and aside from trade payables and accruals, our indebtedness at June 30, 2011, consisted of certain notes and loans aggregating $2,864,980. The position “Obligations to be settled in stock” of $231,588 accounts for common shares due under consulting agreements, and for services to be settled in common stock options and warrants, where the underlying securities had not yet been issued. Current liabilities also include $556,234 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

Item 4T.    CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended June 30, 2011 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As of June 30, 2011, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of June 30, 2011, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of June 30, 2011 and December 31, 2010 and the related statements of operations, and cash flows for the three and six months ended June 30, 2011 and 2010, in conformity with generally accepted accounting principles.

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

Changes in Internal Controls over Financial Reporting

Other than as stated above, during the quarter ended June 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART  II  -  OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any pending material legal proceedings.

Item 1A. RISK FACTORS

        A smaller reporting company is not required to provide the information required by this Item.

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)   Issuance of unregistered securities

      During the second quarter in 2011 the Company did sell any unregistered securities.

(b)  Not applicable

(c)  None

Item 3 DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $556,000.  These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

-  None

Item 5 OTHER INFORMATION

-  None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

31.01.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2011

31.02.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 12, 2011.

32.01.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 12, 2011.

(b)  Reports on Form 8-K:

On June 14, 2011, the Company filed a current report on Form 8K with the Commission, announcing the launching of the U.S. version of Pixunity.com a photoblogging community.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Kiwibox.Com, Inc.

Date: August 12, 2011	By:	/s/ Andre Scholz
Andre Scholz
Chief Executive Officer

Date: August 12, 2011	By:	/s/ Craig S. Cody
Craig S. Cody
Chief Financial Officer