Form 10-Q
period 2011-09-30
Kiwibox.Com, Inc.
filed 2011-11-21
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended September 30, 2011

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

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of November 11, 2011, was 585,443,060  shares.

KIWIBOX.COM, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of
Kiwibox.com, Inc.

We have reviewed the accompanying financial statements of Kiwibox.com, Inc. as of September 30, 2011, and for the three and nine-month periods ended September 30, 2011 and 2010.  These interim financial statements are the responsibility of the Company’s management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with the U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As more fully discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a working capital deficiency as of September 30, 2011.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Somerset, New Jersey
November 21, 2011

PART I  - Item 1   Financial Statements

KIWIBOX.COM, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets
Current Assets
Cash	$64,280	$377
Restricted cash	267,740	-
Accounts receivable, net of allowance for doubtful accounts of $35,000 and $0, respectively	650,547	295
Prepaid expenses and other current assets	239,215	34,441
Total Current Assets	1,221,782	35,113
Property and equipment, net of accumulated depreciation of $94,459 and $88,505	350,756	15,323
Website development costs, net of accumulated amortization of $99,364 and $32,864	108,100	106,244
Goodwill	7,719,566
Other assets	145,984	9,756
Total Assets	9,546,188	166,436

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Accounts payable and accrued expenses	1,427,548	535,877
Obligations to be settled in stock	227,658	183,648
Dividends payable	569,050	530,602
Kwick acquisition indebtedness	5,221,093	-
Loans and notes payable - other	140,000	140,000
Loans and notes payable – related parties	340,000	240,000
Convertible notes payable-related parties	4,421,850	1,894,980
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion feature –related parties	4,769,614	2,622,408
Total Current Liabilities	17,150,342	6,181,044

Commitments and Contingencies	-	-

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized; 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized; issued and outstanding 564,443,060 and 498,243,060 shares respectively	56,444	49,824
Additional paid-in capital	48,799,510	45,571,867
Accumulated deficit	(56,460,194)	(51,636,385)

Total Stockholders’ Equity (Impairment)	(7,604,154)	(6,014,608)

Total Liabilities and Equity (Impairment)	$9,278,448	$166,436

The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2011		2010		2011	2010
Total Revenues		$1,500		$417	2,272	$1,820

Cost of Goods Sold		980		1,155	2,835	1,940

Gross Profit (Loss)		520		(738)	(563)	(120)

Selling expenses		78,505		60,710	198,631	132,904
General and administrative expenses		215,562		251,995	626,196	761,918

Loss from Operations		(293,547)		(313,443)	(825,390)	(894,942)

Other Income (Expense)
Miscellaneous income		-		3,000	-	14,377
Misc. non-operating expenses		-		(99)	(1205)	(6,630)
Foreign currency transaction loss		-		-	(586)	(5,585)
Change in fair value –derivative liability		(1,277,496)		(177,271)	(556,927)	(177,271)
Interest expense-derivative conversion		(2,509,379)		(1,965,033)	(3,208,162)	(1,965,033)
Gain on disposition of assets		-		-	-	2,285
Interest Income		-		42	-	42
Interest expense-debt		(68,931)		(45,633)	(193,092)	(114,527)
Total Other Income (Expense)		(3,855,806)		(2,184,994)	(3,959,972)	(2,252,342)

Loss from Operations before Provision for Income Taxes		(4,149,353)		(2,498,437)	(4,785,362)	(3,147,284)

Provision for income taxes		-		-	-	-

Net Income (Loss)		$(4,149,353)		$(2,498,437)	$(4,785,362)	$(3,147,284)

Dividends on Preferred Stock		(12,816)		(12,816)	(38,447)	(38,447)

Net Income (Loss) applicable to Common Shareholders		$(4,162,169)		$(2,511,253)	$(4,823,809)	$(3,185,731)

Earnings (Loss) per Common Share	$	(0.008)	$	(0.005)	$(0.010)	$(0.006)

Weighted Average Number of Common Shares Outstanding		507,190,886		497,907,895	498,401,302	495,665,674

The accompanying notes are an integral part of the consolidated financial statements.

KIWIBOX.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash Flows from Operating Activities
Net Loss	$(4,785,362)	$(3,147,284)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	72,454	24,459
Change in fair value –Derivative liabilities	556,927	177,271
Gain on disposal of assets	-	(2,285)
Intrinsic value of beneficial conversion rights	3,208,161	1,965,033
Decreases (Increases) in Assets
Accounts receivable	175	1,880
Prepaid expenses	(33,907)	28,419
Increases (decreases) in Liabilities
Liabilities to be settled in stock	58,010	70,777
Accounts payable and accrued expenses	164,010	132,509
Net Cash Used by Operating Activities	(759,532)	(749,221)

Cash Flows from Investing Activities
Proceeds from sale of assets	-	4,520
Cash acquired in business combination	57,852	-
Cash outlay - website development costs	(32,623)	(97,251)
Cash outlay – other assets	(21,000)	5,237
Purchases of property and equipment	(794)	(10,105)
Net Cash Used by Investing Activities	3,435	(97,599)

Cash Flows from Financing Activities
Proceeds from loans and notes	820,000	740,000
Proceeds from stock subscriptions receivable.....	-	125,000
Net Cash Provided by Financing Activities	820,000	575,000

Net Increase in Cash	63,903	18,180
Cash at Beginning of Period	377	2,518
Cash at End of Period	$64,280	$5,869

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid	$4,016	$—

The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Nine Months Ended September 30, 2011

Settlement of obligations with common stock	$24,000

Acquisition of subsidiary via acquisition indebtedness and affiliate debentures	$8,620,343

Conversions of debt and related derivative liabilities	$3,210,262

Warrants granted in acquisition of other assets

Nine Months Ended September 30, 2010

Cashless exercise of warrants	$1,312

Settlement of obligations with common stock and common stock options	$39,000

Reclassification of accrued interest to debt principal	$164,980

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

On September 30, 2011, Kiwibox.com acquired the German based social network Kwick! (see Note 16).

Principles of Consolidation

The consolidated financial statements include the accounts of Kiwibox.com, Inc. and its subsidiary, KWICK! Community GmbH & Co. KG. The activities of the Company’s newly acquired subsidiary KWICK! Community GmbH & Co. KG. are included in the financial statements on September 30, 2011 (date of acquisition). Any significant inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company accounts for cash and other highly liquid investments with original maturities of three months or less as cash and cash equivalents.

Depreciation and Amortization

Property and equipment are recorded at cost.  Depreciation on equipment, furniture and fixtures and leasehold improvements is computed on the straight-line method over the estimated useful lives of such assets between 3-10 years, or lease term for leasehold improvements, if for a shorter period.  Maintenance and repairs are charged to operations as incurred. Software costs are amortized using the straight line method and amortized over their estimated useful lives. Amortization begins when the related software is ready for its intended use in accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software, Subsequent Measurement.

Kiwibox.Com, Inc.
Notes to Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $25 and $6,298 for the three and nine  months ended September  30, 2011 and $125 and $1,885 for the same periods in 2010, respectively.

Evaluation of Long Lived Assets

Long-lived assets are assessed for recoverability on an ongoing basis.   In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company accounted for certain convertible debentures issued in the year ended December 31, 2010 and the nine  months ended September  30, 2011 as derivative liabilities required to be bifurcated from the host contract in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares (see Note 12).

Securities Issued for Services

The Company accounts for stock, stock options and stock warrants issued for services and compensation by employees under the fair value method.  For non-employees, pursuant to ASC 505-50, Equity-Based Payments to Non-Employees, the fair market value of the Company’s stock on the date of stock issuance or option/grant is used.  The Company has determined the fair market value of the warrants/options issued under the Black-Scholes Pricing Model. The Company has adopted the provisions of ASC 718, “Compensation – Stock Compensation”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of ASC 718, share-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the employee's requisite service period (generally the vesting period of the equity grant).

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

Kiwibox.Com, Inc.
Notes to Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Capitalization of Software /Website development costs

The Company capitalizes outside-contracted development work in accordance with the guidelines published under  ASC 350-50, “Website Development Costs”.  Under ASC 350-50, costs incurred during the planning stage are expensed, while costs relating to software used to operate a website or for developing initial graphics should be  accounted for under ASC 350-50, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, unless a plan exists or is being developed to market the software externally. Under ASC 350-50, internal and external costs incurred to develop internal-use computer software during the application development  stage should be capitalized. Costs to develop or obtain software that allows for access or conversion of old data by  new systems should also be capitalized, excluding training costs.

Fees incurred for website hosting, which involve the payment of a specified, periodic fee to an Internet service provider in return for hosting the website on its server(s) connected to the Internet, are expensed over the period of benefit, and included in cost of sales in the accompanying financial statements.

A total of $32,623 and $97,251 was capitalized for web-site development work during the nine months ended September 30, 2011 and 2010, respectively. During 2010, software costs of $11,880 were determined to be impaired and were written off during the year then ended.

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

Net Loss Per Share

Net income (loss) per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net income (loss) by the weighted average number of shares of Common Stock outstanding during the period.  Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 250,321,997 common shares at September 30, 2011, comprised of 156,731,315 shares issuable upon exercise of stock purchase warrants, 8,350,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 84,511,145 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest, convertible on September 30, 2011 at the option of four holders at a price of $0.02105 per share, totals $4,679,620 which would yield 222,309,739 shares if fully exercised, however, the respective notes, all of which were issued to these four investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the period, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

Kiwibox.Com, Inc.
Notes to Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Revenue Recognition

The Company’s revenue is derived from advertising on the Kiwibox.Com website, Kwick revenue is derived mainly from online advertising and is recognized when earned, as follows. Most contracts require the Company to deliver the customer impressions, click-throughs or new customers, or some combination thereof. Accordingly, advertising revenue is estimated and recognized for the period in which customer impressions, click through or new customers are delivered. Licensing or hosting revenue consists of an annual contract with clients to provide web-site hosting and assistance.

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

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000.  Balances in these accounts may, at times, exceed the federally insured limits. At September  30, 2011 and December 31, 2010, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information. The allowance for doubtful accounts was $35,000 and $0 at September 30, 2011 and December 31, 2010 respectively.

4.	PREPAID EXPENSES

Prepaid Expenses at September 30, 2011 consisted of $117,998 in prepaid taxes for the Kwick! subsidiary, $50,000 in prepaid consulting costs, $19,783 in promotional supplies inventory, $5,258 in prepaid business insurance costs, and $46,176 made up of several smaller positions.

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:	September 30, 2011	December 31, 2010
Furniture	$14,322	$14,322
Leasehold Improvements	24,130	24,130
Computer equipment	106,106	—
Office equipment	300,657	65,376
	445,215	103,828
Less accumulated depreciation	94,459	88,505
Total	$350,756	$15,323

Depreciation expense charged to operations was $5,955 and $8,702 in the first nine months of 2011 and 2010, respectively.

Kiwibox.Com, Inc.
Notes to Financial Statements

6.	INTANGIBLE ASSETS

Intangible assets consisted of software for website development costs as follows:
	September 30, 2011	December 31, 2010
Website development costs	$207,464	$139,108
Less accumulated amortization	99,364	32,864
Total	$108,100	$106,244

During 2010, software costs of $11,880 were determined to be impaired and were written off during the year then ended. Amortization expense for the nine months ended September 30, 2011 and 2010 was $66,,499 and $15,757, respectively. Additional amortization over the next 5 years is estimated to be as follows:

Amortization expense
December 31, 2011	$25,938
December 31, 2012	67,972
December 31, 2013	14,190
December 31, 2014	-
December 31, 2015	-
Thereafter	-

7.	ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at:

	September 30, 2011	December 31, 2010
Accounts payable	$281,448	$226,760
Accrued interest	357,656	168,580
Accrued payroll, payroll taxes and commissions	227,858	7,902
Accrued professional fees	111,357	111,900
Miscellaneous accruals	181,489	20,735
Due to German tax authority/former shareholder	267,740	-
Total	$1,427,548	$535,877

8.	OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at:

	September 30,	December 31,
	2011	2010
Obligation for warrants granted for compensation	$90,000	$60,000

600,000 common shares issuable to a consultant who was a director of the company, for services rendered	36,000	36,000

200,000 (2011) and 500,000 (2010) common shares, and 2,900,000 (2011 and 2010) stock options issuable to two officers of the Company pursuant to their respective employment Agreements	61,958	66,858

3,000,000 (2011) and 2,100,000 (2010) stock options issuable to one director who also serves as the Company’s general counsel	29,700	20,790

1,000,000 warrants granted on the Pixunity.de asset	10,000	-
Purchase (see Note 13)
	$227,658	$183,648

Kiwibox.Com, Inc.
Notes to the Financial Statements

9.	LOANS PAYABLE

The Company (Formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at September 30, 2011 and December 31, 2010:

On December 4, 1996, The company (Formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000

Total	$75,000

10.	NOTES PAYABLE

	September 30,	December 31,
	2011	2010
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000

In January 2008 a shareholder loaned the Company $40,000 pursuant to which the Company issued a demand note bearing interest at the rate of 5% per year.	40,000	40,000

From September 2008 through September 2011 four shareholders loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 and April 2011 and September 2011(see Note 12).	4,421,850	1,894,980

In January and again in February 2011, a shareholder loaned the Company $50,000 under a demand note at 10%. In 2010, this shareholder loaned the Company $240,000 under a demand note at 10%.	340,000	240,000

Total	$4,826,850	$2,199,980

Kiwibox.Com, Inc.
Notes to Financial Statements

11.	LONG-TERM DEBT

Long-term debt as of September 30, 2011 and December 31, 2010  is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529

Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$-

12.	DERIVATIVE CONVERSION FEATURES

On July 27, 2010, the Company issued two Class A Senior Convertible Revolving Promissory Notes (“Class A Notes”), one to Cambridge Services, Inc., in the principal amount of $683,996, consolidating the series of loans (and related accrued interest) made to the Company since June 26, 2009, and one to Discover Advisory Company, in the principal amount of $1,160,984, consolidating the series of loans (and related accrued interest) made to the Company since September 19, 2008 and including advances through September 30, 2010. Each of these promissory notes are due on demand, accrue interest at the rate of 10%, per annum, are convertible (including accrued interest) at the option of each lender into Common Stock of the Company at 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001 (the "Conversion Price"). Both promissory notes contain conversion caps, limiting conversions under these notes to a maximum beneficial ownership position of Company common stock to 9.99% for each lender. Each of these notes contains Company covenants, requiring the lenders’ prior written consent in order for the Company to merge, issue any common or preferred stock or any convertible debt instruments, declare a stock split or dividends, increase any compensation to its officers or directors by more than five (5%) during any calendar year. During the three months ended September 30, 2011, Cambridge Services, Inc reassigned $503,760 to a third investor Kreuzfeld, Ltd and converted $377,820. During the same period Discovery Advisory Company converted $721,800 and Kreuzfeld, Ltd  converted $492,760. To complete the acquisition of Kwick! (see Note 16), Discovery Advisory Company, Kreuzfeld, Ltd and Vermoegensverwaltungs-Gesellschaft Zurich LTD (“VGZ”) advanced $679,850, $1,903,580 and $815,820, respectively.

The Company accounted for the conversion features underlying these convertible debentures modified or issued in the year ended December 31, 2010 and the nine months ended September 30, 2011 in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivative conversion features of these debentures issued to these holders during the three months ended September  30, 2011 under these terms at the relevant commitment dates to be $2,509,379 utilizing a Black-Scholes valuation model. The reductions in fair value of the derivatives due to conversion was $1,617,882. The net change in fair value of the liability for the conversion feature resulted in income (expense) of $(1,277,496) and $(556,927) for the three and nine months ended September  30, 2011, respectively, which is included in Other Income (Expense) in the accompanying financial statements. The fair value of the derivative conversion features was determined to be $4,769,614 at September  30, 2011 and $2,622,408 at December 31, 2010

13.	COMMITMENTS AND CONTINGENCIES

We maintain offices for our operations at 330 W. 38th Street, New York, New York 10018, of approximately 900 square feet. This lease requires minimum monthly rentals of $2,199 plus tenants’ share of utility/cam/property tax charges which average approximately $400 per month. During the 1st quarter of 2010 the Company successfully negotiated with the landlord to give up a lease of an office located at the same address consisting of approximately 500 square feet. This lease was extended in December 2010 through April 30, 2011 and again in January 2011 through December 31, 2011 with no changes to the monthly rent.

Kiwibox.Com, Inc.
Notes to Financial Statements

13.	COMMITMENTS AND CONTINGENCIES (Continued)

In May 2010 the Company negotiated a lease of an apartment in New York City for the CEO in order to reduce travel costs. The lease was for 12 months at $2,775 per month through May 31, 2011. In May 2011 the lease was extended through August 31, 2011 at the rate of $2,837. In August 2011 the lease was extended through December 31, 2011 at the rate of $2,837 per month.  In December 2010 the CEO through a company that he controls reimbursed Kiwibox.com $20,642 for his use of the Company apartment.

Our total rent expenses were $45,319 and $39,225 during the nine months ended September  30, 2011 and 2010, respectively.

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

During the third quarter 2010, the Chief Technology Officer took over the position of Chief Executive Officer with no changes to the above terms, running through July 30, 2011. On October 6, 2010 the terms of the consulting agreement were modified. The new terms called for a reduced monthly consulting fee of $16,667 to be prepaid in the amount of $50,000 on October 1, 2010 covering the period October 1, 2010 thru December 31, 2010, and for $100,000 to be prepaid on January 1, 2011 covering the period January 1, 2011 through June 30, 2011. There were no changes to the stock compensation portion of any earlier agreement. This agreement was again extended in April of 2011 through December 31, 2011 with no changes to the compensation. During the third quarter 2011 pursuant to his contract the Chief Executive Officer was paid $100,000, with $50,000 remaining as a prepayment at September 30, 2011. During the third quarter 2011 the company issued 1,200,000 shares toward the monthly accrued allowance.

During the third quarter in 2009 we entered into an engagement agreement with a consultant to assist the Company as the liaison to the Company’s shareholders and investors, to promote the Company and its website to the public markets, and to identify potential strategic partners, acquisition opportunities, and joint venture partners for the Company’s social networking website business. The agreement is deemed to have commenced on January 1, 2009 and extends through December 31, 2011, and calls for compensation to the consultant in the form of 2,000,000 five year warrants for the purchase of common shares, exercisable at $ 0.025 per share with a cashless exercise provision, for every six months period during the term of the agreement, and the payment in cash of unspecified amounts, the latter at the sole discretion of the Company.  This agreement was amended during the second quarter of 2011 so that the options earned in 2011 would be exercisable at $0.075 per share. This amendment did not change the value per warrant and total compensation is unchanged. The original agreement furthermore recognizes that the same consultant had previously provided similar services to the Company for which he received a one-time payment in form of 15,000,000 five year warrants, exercisable at $0.0025 per share. The 15,000,000 warrants were exercised during the three months ended March 31, 2010 pursuant to a cashless exercise into 13,125,000 shares of common stock.

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

Kiwibox.Com, Inc.
Notes to Financial Statements

14.	RELATED PARTY TRANSACTIONS

During the nine months ended September  30, 2011 and 2010 one outside director of the Company who also serves as the  Company’s general and securities counsel, was paid an aggregate $45,000 and $45,000, respectively, for legal services. The director also received 100,000 common stock options per month during the nine month periods ended September 30, 2011 and 2010, valued at $2,970 and $8,910, respectively in each year.

During the three and nine months ended September 30, 2011 we incurred aggregate expenses of $74,480 and $187,604, and  $61,087 and $188,364 for 2010 respectively, to companies controlled by the Chief Executive Officer, for website hosting, website development, server  farm installations and technical advisory services.

Through September 30, 2011, the beneficial ownership in the Company’s securities held respectively, by Tell Capital AG of Switzerland and its principal, Ulrich Schuerch on a consolidated basis, was approximately 10.4% and approximately 9.9% of the voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, LTD and Vermoegensverwaltungs-Gesellschaft Zurich LTD. (VGZ) of Switzerland.  Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, LTD and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes  during 2011 and 2010.During the three and nine months ended September 30, 2011, Cambridge Services, Inc reassigned $503,760 to a third investor Kreuzfeld, Ltd and converted $377,820. During the same periods Discovery Advisory Services converted $721,800 and Kreuzfeld, Ltd. converted $492,760. To complete the acquisition of Kwick!, Discovery Advisory Services, Kreuzfeld, Ltd and VGZ advanced $679,850, $1,903,580 and $815,820, respectively. During the nine months ended September 30, 2011, Cambridge Services, Inc. advanced an additional $720,000. At September 30, 2011, $1,039,034 and $652,416 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $1,914,580 and $815,820 owed to Kreuzfeld, Ltd. and VGZ, respectively.  Additionally, Ulrich Schuerch advanced the Company  $100,000 in the nine months ended September 30, 2011, and holds $340,000 of demand notes issued at a rate of interest of 10%.

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

Kiwibox.Com, Inc.
Notes to Financial Statements

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

The following table reconciles, for the nine months ended September 30, 2011, the beginning and ending  balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Conversion Liability at January 1, 2011	$2,622,408
Value of beneficial conversion features of new debentures	3,208,161
Change in value of beneficial conversion features during period	556,927
Reductions in fair value due to principal conversions	(1,617,882)
Conversion Liability at September 30, 2011	$4,769,614

The fair value of the conversion features is calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense as the conversion liability is realized.

16.	ACQUISITION OF KWICK!

On September 30, 2011 Kiwibox.com acquired 100% of the limited partner’s interests in the social network, KWICK!  Community GmbH & Co. KG, a private German Limited Partnership and all of the shares of its General Partner, Kwick! Community Beteiligungs GMBH for 7,100,000 Euros, payable as follows: 2,500,000 euros at the closing on September 30, 2011, another 2,300,000 Euros by January 5, 2012 and a third payment on or before March 31, 2012 of 1,600,000. This converts using the conversion rate in effect on September 30, 2011 to $8,620,343. There is an additional 700,000 Euros ( $937,090) that is to be put into escrow by March 31, 2012. In the event that the current management of Kwick meets certain financial targets for the period July 1, 2011 through June 30, 2012, 350,000 Euros will be released to the former owners. The second 350,000 will be released if Kwick meets certain financial targets in the 24 month period covering July 1, 2011 through June 30, 2013. In the event that these financial targets are met it will raise the final purchase price in U.S. Dollars to $9,557,433, not taking into consideration any fluctuation of the ratio of the U.S Dollar to the Euro.

Kwick is a leading Social network Community in Europe focused on the German speaking market, with more than 10 million members and more than 2.5 Million unique users a month generating 2 Billion page impressions per month.

The following table represents the fair values of the assets acquired and liabilities assumed as of the date of the merger:

Cash	$57,852
Restricted cash	267,740
Accounts receivable, net	650,427
Prepaid expenses and other current assets	170,867
Fixed Assets	340,593
Software	35,735
Other assets	105,227
Accounts payable	(51,430)
Current Liabilities	(676,234)

Net assets acquired with acquisition	$900,777

Kiwibox.Com, Inc.
Notes to Financial Statements

16.	ACQUISITION OF KWICK! (Continued)

The excess of purchase price over tangible net assets acquired at September 30, 2011 has been allocated to goodwill in the amount of $7,719,566.

The goodwill is the residual value after identified assets are separately valued and represents the acquired workforce and expected future cash flows. Goodwill is not expected to be deductible for tax purposes. The Company will obtain a valuation to determine if there are any identifiable intangible assets and the final allocation of the purchase price within the measurement period.

The following unaudited pro forma financial information for the nine months ended September 30, 2011 and 2010 combines the historical results of the company Kiwibox.com and its acquired subsidiary Kwick! as if the acquisition occurred on January 1, 2010, as follows:

2011

Revenues	$2,999,556

Net Operating (Loss)	(381,979)

Net (Loss)	(4,978,619)

Net (loss) per share	(0.010)

2010

Revenues	$3,715,400

Net Operating (Loss)	(28,006)

Net (Loss)	(2,775,884)

Net (loss) per share	(0.006)

17. SUBSEQUENT EVENTS

On October 1, 2011, Discovery Advisory Company converted $438,900, under a Company convertible debt instrument into 21,000,000 common shares.

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

Description of Business

The company successfully acquired the German social network  Kwick! in the third quarter 2011. This acquisition adds more than 10 million members with over 2 billion page impressions a month to the Kiwibox network. This community has been online since 1999 and has been cash flow positive since inception.

The Company has successfully integrated Pixunity to the US market and will continue to add impressive features throughout the year. At the same time we continue to increase our market presence in the third  quarter of 2011.  Our promotional teams, both inside and outside of New York City, continue to develop  partnerships with event organizers and businesses along the East Coast of the United States and plan further expansion of these types of market alliances thoughout 2011.

The Company will continue focusing on growth through acquisition and expects to start another due diligence process in the next three months.

The Company attaches great importance to its innovative technology developments and continues to follow the top social network market leaders with technology upgrades, providing its users with an alternative social networking opportunity.

The operating expenses, not including stock-based compensation, remained at a level of approximately $65,000 to $80,000 per month. We expect income received as a result of the recent acquisition to significantly decrease the funding needed from existing investors (see sections “Loans and Notes Payable”).

Results of Operations for the Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September  30, 2010

For the three and nine months ended September  30, 2011, total revenues amounted to $1,500 and $2,272, respectively compared to $417 and $1,820 recorded in the same periods in 2010.

Gross Profit (Loss) for the nine months ended September 30, 2011 amounted to $(563) after accounting for $2,835 in cost of sales.  After deducting selling and general and administrative expenses of $294,067 and $824,827 for the three and nine months ended September 30, 2011, compared to $312,705 and $894,822 recorded in the same period in 2010, the Company realized operating losses of $293,547 and $825,390 for the three and nine months ended September 30, 2011 compared to operating losses of $313,443 and $894,942 in the same periods in 2010. The decline in operating expenses was the result of cost cutting measures initiated in the course of current restructuring efforts. In particular, outlays for salaries and consulting expenses were  reduced due to cut-backs in staffing and curtailment of consultant retentions.

The quarter concluded with a net loss of $4,149,353 for the quarter and a loss of $4,785,362 for the first nine months of 2011. The majority of the net loss for the quarter was due to interest expense from new derivative conversion features and related change in fair value totaling $3,786,875 presented in Other Income (Expense). After accounting for dividends accrued on outstanding preferred stock which totaled $12,816 and $38,447, respectively,  the net loss applicable to common shareholders was $4,162,169 or $0.008 per share and the net loss $4,823,809 or $(0.01) per share for the quarter and nine months ended September 30, 2011, compared to a loss of $2,511,253 or $(0.005) per share and $3,185,731or $(0.006) per share for the same periods in 2010.

Liquidity and Capital Resources

We have financed our business with new debt since our cash flow is insufficient to provide the working capital necessary to fund our operations. We received $230,000 in cash from short-term loans  from accredited private investors during the quarter. We have an ongoing and urgent need for working capital to fund our operations. If we are unable to continue to receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $15,928,560  at September 30, 2011, as compared to $6,145,931 at December 31, 2010.  The change is primarily attributable the losses incurred in the first nine months of 2011, the convertible notes issued during the nine months ended September 30, 2011 and the remaining Kwick acquisition indebtedness.   Stockholders’ equity showed an impairment of $7,604,154 at the end of the period, compared to an impairment of $6,014,608 at the beginning of the year. The negative cash flow from operations during the nine  months ended September  30, 2011 totaled $759,532 and was financed by new debt.

We have no bank debt and aside from trade payables and accruals, our indebtedness at September 30, 2011, consisted of the Kwick acquisition indebtedness of $5,221,093 and certain notes and loans aggregating $4,901,850. The position “Obligations to be settled in stock” of $227,658 accounts for common shares due under consulting agreements, and for services to be settled in common stock options and warrants, where the underlying securities had not yet been issued. Current liabilities also include $4,769,614 in embedded derivative liabilities and $569,050 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

Item 4T.    CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended September 30, 2011 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As of September 30, 2011, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of September 30, 2011, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of September 30, 2011 and December 31, 2010 and the related statements of operations, and cash flows for the three and nine months ended September 30, 2011 and 2010, in conformity with generally accepted accounting principles.

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

Changes in Internal Controls over Financial Reporting

Other than as stated above, during the quarter ended September 30, 2011, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART  II  -  OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any pending material legal proceedings.

Item 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Issuance of unregistered securities

On September 30, 2011, the Company issued two demand convertible promissory notes, in the aggregate principal amount of $4,000,000 accruing interest at 10% and convertible into restricted common shares at the conversion rate equal to fifty percent of the average trading price of the common shares of the Registrant during the 10-trading day period immediately prior to receipt of a notice of conversion. The Company used the loan proceeds as a partial payment for its acquisition of KWICK! Community GmbH & Co. KG, a private German limited partnership (“KG”), and all of the shares of its general partner, KWICK! Community Beteiligungs GmbH. The Company issued the demand convertible notes to two private, non-affiliate lenders in reliance upon the Section 4(2) private placement exemption from the registration requirements of the Securities Act of 1933, as amended.

(b)	Not applicable

(c)	None

Item 3	DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $569,000.  These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

-  None

Item 5	OTHER INFORMATION

-  None

Item 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.41
Copy Limited Partner’s Interest and Share Purchase Agreement, dated September 30, 2011 (the “Acquisition Agreement”), by and among Jens Kammerer and Benjamin Roth, as Sellers, and Registrant as purchaser, pursuant to which Registrant acquired all of the Sellers’ limited partner’s interests in KWICK! Community GmbH & Co. KG, a private German limited partnership (“KG”), and all of their shares of its general partner, KWICK! Community Beteiligungs GmbH.

10.42	Copy of Employment Agreement, dated September 30, 2011, between KWICK! Community GmbH & Co. KG and Jens Kammerer.

10.43	Copy of Employment Agreement, dated September 30, 2011, between KWICK! Community GmbH & Co. KG and Benjamin Roth.

31.01.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 21, 2011

31.02.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 21, 2011.

32.01.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 21, 2011.

(b)	Reports on Form 8-K: None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Kiwibox.Com, Inc.

Date: November 21, 2011

	By:	/s/	Andre Scholz
Andre Scholz
Chief Executive Officer

Date: November 21, 2011		By:	/s/ Craig S. Cody
Craig S. Cody
Chief Financial Officer