Form 10-K
period 2011-12-31
Kiwibox.Com, Inc.
filed 2012-04-17
CIK 838796

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2011

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

Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The Registrant’s revenues for the fiscal year ended December 31, 2011 were $599,615.

Common stock, par value $.0001 per share (“Common Stock”), was the only class of voting stock of the Registrant outstanding on April 5, 2012. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on April 5, 2012 the aggregate market value of the shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on April 5, 2012, was approximately $9,375,661. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

As of April 5, 2012 612,793,060 shares of Common Stock, $.0001 par value, were outstanding.

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

On September 30, 2011, Kiwibox.com acquired the German based social network Kwick! (see Note 21 of the Financial Statements).

The Company is currently subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934. The Company has the authority to issue an aggregate of One Billion Four Hundred Million (1,400,000,000) Common Shares, par value $.0001, following an increase from 700,000,000 shares, authorized by the shareholders of the Company on January 29, 2009, and Three Million (3,000,000) Preferred Shares, par value $.001, of which at December 31, 2009, Two Thousand Five Hundred (2,500) were designated as Cumulative Preferred Shares, par value $.001; Three Hundred Thousand (300,000) were designated as Series A Senior Convertible Preferred Stock, par value $0.001; Three Hundred Fifty Thousand (350,000) were designated as Series B Senior Convertible Preferred Stock, par value $0.001; One Hundred Twenty Thousand (120,000) were designated as Series C Senior Convertible Preferred Stock, par value $0.001; Five Hundred Thousand (500,000) were designated as Series D Senior Convertible Preferred Stock, par value $0.001; Five Hundred Thousand (500,000) were designated as Series E Senior Convertible Preferred Stock, par value $0.001, and Forty-Three Thousand Six Hundred Ten (43,610) were designated Series G Senior Convertible Preferred Stock

As of December 31, 2011, there were outstanding 586,168,060 Common Shares, 1 Cumulative Preferred Share, and 85,890 Convertible Preferred Shares.

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

Kiwibox Operations

The company successfully acquired the German social network Kwick! in the third quarter 2011. This acquisition adds more than 1 million members with over 2 billion page impressions a month to the Kiwibox network. This community has been online since 1999 and has been cash flow positive since inception. We are continuing to optimize this website and develop mobile applications to keep these users engaged across multiple platforms. We are presently increasing the number of events sponsored in Germany as a way to bind our German members to our website.

The Company has successfully integrated Pixunity to the US market and will continue to add impressive features throughout the year. At the same time we continue to increase our market presence. Our promotional teams, both inside and outside of New York City, continue to develop  partnerships with event organizers and businesses along the East Coast of the United States and plan further expansion of these types of market alliances throughout 2012.

The Company will continue focusing on growth through acquisition and expects to start another due diligence process in the next three months.

The Company attaches great importance to its innovative technology developments and continues to follow the top social network market leaders with technology upgrades, providing its users with an alternative social networking opportunity.

The operating expenses, not including stock-based compensation, are at a level of approximately $100,000 per month. We expect income received as a result of the recent acquisition to decrease the funding needed from existing investors (see sections “Loans and Notes Payable”).

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

Besides employee moderation, the Kiwibox.com platform is equipped with advanced technology safety features. This includes the private sphere configuration of users, contact blocs for larger age differentials, anti-spam protection and intelligent self-learning user-scoring feature. In addition to this, Kiwibox.com has recently implemented state of the art security features such as former Attorney General Andrew M. Cuomo’s hash value database in order to block images of children being sexually abused. With the combination of human moderation and advanced technology, users are afforded a safe and secure site. Our Kwick subsidiary uses a team of online volunteers to monitor the site and assist users to optimize their time spent on the site,

Competition

Our primary competitors are other youth targeted online social networks, including Facebook.com, Twitter and MySpace.com ™. Facebook and Twitter are widely considered the industry leaders, however, recently statistics and strategic announcements from both companies has indicated a shift in the target audience from teens and college students to a much broader and more adult demographic, because of their international focus. We plan to distinguish ourselves by targeting the US-market and by combining the social-network advantages with user generated content – from users to users, while stressing the community feeling. As these other socil networks have made changes to their websites we have been able to capitalize on the disenfranchised users and bring them into our online community.

Intellectual Property

We currently own trademarks on Kwick (European) , kwickanddirty (Germany), deinefreundeunddu (Germany) and Kwick (Switzerland). However, the Kiwibox.com web and mobile software and other related intellectual property rights are important assets. We hold the Internet domain names Kiwibox.com, Kiwibox.net, Kiwibox.org, Kwick.de as well as other country-code top level domains (e.g. kiwibox.cn) and feature-based domains like 4kiwi.com.

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

Employees

Currently, we have 16 full-time and 6 part-time, of which 12 full-time and 1 part-time employee are part of Kwick! employees.

ITEM 1.A:	Risks Related to Our Business

Early Stage Company; Generation of Revenues

Kiwibox.Com, Inc. (“Kiwibox” or “the Company”) can be considered an early stage company and investors cannot reasonably assume that we will ever be profitable. As an early stage company, we are likely to continue to have financial difficulties for the foreseeable future. Our recent acquisition of kwick has added a reliable stream of revenues to our operations but the profit generated by Kwick is currently not sufficient to fund Kiwibox.com. We may successfully re-develop our website operations and generate additional revenues but still be unable to achieve profitability. Kiwibox had devoted substantial funds to develop its website, but investors should be aware that there can be no assurance that Kiwibox will ever achieve revenues that exceed its operational costs. We may not obtain the funding necessary to provide Kiwibox with the working capital necessary to continue to develop and market its website. Moreover, the Kiwibox.com website may not receive sufficient internet traffic to increase revenues or achieve profitability.

Doubt Raised About our Ability to Continue as a Going Concern.

Our financial statements have been presented on the basis that we will remain a going concern and that our assets will increase and that we will satisfy our liabilities in the normal course of our business. Kiwibox has had minimal revenues and has incurred operating losses during the fiscal years ended December 31, 2008, 2009, 2010 and 2011. Our independent auditors have concluded that these factors create an uncertainty about our ability to continue as a going concern. Our ability to continue as a going concern is dependent, among other factors, on our continued success in raising capital.

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

Website and Service Development Risks

The continuing development of our Kiwibox.com website is a highly complex technical process. We are contnuing the process of designing and implementing a wide array of feature and contents enhancements in order to remain competitive in our teen marketplace. If we are unable to develop and introduce new services or enhancements to our website in a timely manner in response to changing market conditions or customer requirements, our business, prospects, operating results and financial condition could be materially adversely affected.

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

Absence of Dividends

We have not paid any dividends on our common stock and we are not likely to do so in the foreseeable future. We presently intend to retain earnings for use in growing our business. We may pay for some of our future expansion through debt financing, in which case lenders traditionally prohibit the payment of any such dividends. We also are prohibited from paying dividends on our common stock before we have paid all dividends accrued on our preferred stock, which accruals amounted to $581,865 at December 31, 2011. Investors should be aware, therefore, that the Company intends to re-invest any earnings back into our business for the foreseeable future and that they should have no expectations of receiving any dividends on the common shares they may purchase.

ITEM 2:	Description of Properties

We maintain offices for our Kiwibox operations at 330 W. 38th Street, New York, New York 10018, for approximately 733 square feet. The lease expired at the end of 2011 and was subsequently extended until December 2012 under the same terms. We pay minimum monthly rentals of $2,200 plus tenants’ share of utility/cam/property tax charges which average approximately $623 per month. Kwick! Maintains an office at Werkstrasse 24, 71384 Weinstadt Germany.

ITEM 3:	LEGAL PROCEEDINGS

At the time of this report, the Company is not a party to any material legal proceedings.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the 2011 fiscal period.

PART II

ITEM 5:	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a)  Market Information

The Company’s common stock currently trades on the Electronic Bulletin Board of the OTC market, under the symbol KIWB. The following table sets forth, for the calendar quarters indicated, and for the last three years, the high and low sales prices for the Company’s common stock.

	OTC-BB
	Low/Bid	High/Ask
2009
First Quarter	$0.01	$0.03
Second Quarter	0.01	0.02
Third Quarter	0.01	0.01
Fourth Quarter	0.01	0.04
2010
First Quarter	$0.01	$0.02
Second Quarter	0.01	0.02
Third Quarter	0.01	0.01
Fourth Quarter	0.01	0.02
2011
First Quarter	$0.01	$0.02
Second Quarter	0.02	0.06
Third Quarter	0.04	0.06
Fourth Quarter	0.02	0.06

(b)  Shareholders

As of April 5, 2012, there were approximately 356 shareholders of record for the Company’s Common Stock. The number of record holders does not include shareholders whose securities are held in street names.

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

Balance Sheet

	December 31,
	2011	2010	2009	2008	2007
Total assets	$8,352,619	$166,436	$141,415	$130,672	$3,221,336
Current liabilities	16,326,319	6,181,044	2,311,386	5,179,293	6,316,912
Long-term debt	-	-	-	-	-
Working capital	(15,396,872)	(6,145,931)	(2,226,345)	(5,148,331)	(5,826,532)

Shareholders’ equity (deficit)	$(7,973,700)	$(6,014,608)	$(2,169,971)	(5,048,621)	3,095,576)

Statement of Operations

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Total revenues	$599,615	$2,039	$50,450	$59,421	$29,745
Operating loss	(1,500,610)	(1,181,626)	(1,609,956)	(6,206,870)	(2,447,832)
Net loss	(5,900,537)	(3,972,372)	(2,440,465)	(5,493,764)	(3,881,652)
Net loss after dividends on preferred shares	(5,951,800)	(4,023,635)	(2,491,728)	(5,545,096)	(3,935,133)
Net loss per common share	$(0.011)	$(0.008)	$(0.006)	$(0.015)	$(0.016)
Number of shares used in computing per share data	522,090,046	494,315,316	447,090,174	373,156,459	243,609,819

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Description of Business

Based on its market surveys, the Company’s business plan focused on increasing its regional membership during 2011. These efforts in the New York City membership market have resulted in an increased membership growth during 2011. The Company intends to continue its marketing efforts in this region through a series of street promotion and event organizing in 2011. The Company has developed a number of partnerships with event organizers and businesses along the east coast of the United States and plans further expansion of these types of market alliances.

In continuing its efforts to exploit other available revenue sources in addition to its current efforts focused on organic membership growth, the Company acquired the German social network Kwick! on September 30, 2011. Management believes that this acquisition will significantly enhance the Company’s competitive market position during 2012.

The Company attaches great importance to its technology developments and continues to follow the top social network market leaders with technology upgrades, providing its users with an alternative social networking opportunity.

The operating expenses, not including stock-based compensation, remained at a level of approximately $100,000 per month. We are currently receiving funding at these levels from existing investors (see sections “Loans and Notes Payable”).

Results of Operations for the Twelve Months Ended December 31, 2011 Compared to the Twelve Months Ended December 31, 2010

The Companies acquisition of its subsidiary Kwick! has significantly increased revenue. Our website presence is not yet supported by a volume of active members-users that would provide a basis for significant growth in advertising revenues. For the year ended December 31, 2011, total revenues amounted to $599,615 compared to $2,039 in 2010. Revenues were derived almost entirely from the Kwick! operations.

Gross Profit (Loss) amounted to $102,505 after considering $497,110 costs of goods sold. After deducting selling, research, and general and administrative expenses of $1,606,353 compared to the $1,179,870 recorded in 2010, the Company realized an operating loss of $1,500,610 compared to an operating loss of $1,181,626 in 2010. For the year 2012 management expects a reduction in operating expenses which, coupled with an expected increase in revenues, due to the acquisition of Kwick! will start a process of putting the company on a path towards eventually eliminating the erosion of shareholder value.

The major item included in non-operating income and expenses was a charge of $3,659,670 accounting for the intrinsic value of the beneficial conversion feature associated with convertible debt. We also incurred a charge of $476,281 in connection with changes in the valuation of derivative liabilities. In 2010, the major item included in non-operating income and expenses was a charge of $2,083,716 accounting for the intrinsic value of the beneficial conversion feature associated with convertible debt and a charge of $476,281 in connection with changes in the valuation of derivative liabilities In 2011, The year concluded with a net loss of $5,900,537. After accounting for dividends accrued on outstanding preferred stock which totaled $51,263 the net loss applicable to common shareholders was $5,951,800 or $0.011 per share, compared to a loss of $4,023,635 or $0.008 per share for the previous year.

Liquidity and Capital Resources

We have financed our business with new debt and equity capital since our cash flow is insufficient to provide the working capital necessary to fund our parent operations. In addition, we received $845,000 from short-term loans. We have an urgent need for working capital to fund our operations. If we are unable to immediately receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $15,396,872 at December 31, 2011, as compared to $6,145,931 at December 31, 2010. Stockholders’ equity showed an impairment of $7,973,700 at the end of the year, compared to an impairment of $6,014,608 at the beginning of the year. The cash flow from operations totaled $(960,023) and was brought about primarily due to our acquisition of Kwick!. We have no bank debt and our indebtedness at December 31, 2011, excluding the other current liabilities described below, consisted of certain notes and loans aggregating $4,487,950. The position “Obligations to be settled in stock” of $249,275 includes $113,275 for common shares and options accrued for certain officers and directors pursuant to their respective employment and remuneration agreements, and $136,000 for stock and warrants due under consulting agreements. Current liabilities also include $581,865 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

Item 9A(T).  Evaluation of Disclosure Controls and Procedures

In connection with the preparation of the Company’s Annual Report on Form 10-K, an evaluation was carried out by our management, with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2011.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to  management, included the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our evaluation of disclosure controls and procedures as of December 31, 2011, conducted as part of the Company’s annual audit and preparation of our annual financial statements, several deficiencies were identified which viewed in the aggregate, represent a material weakness.  As a result of this material weakness, described more fully below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2011, the Company’s disclosure controls and procedures were ineffective.

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

 Management has conducted, with the participation of the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011.  Management’s assessment of internal control over financial reporting was conducted using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

 A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of December 31, 2011, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2011 and 2010, in conformity with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

 Other than described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal year ended December 31, 2011, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The names of all directors and executive officers of the Company are as follows:

Name	Positions	Term Served (Expires)

Andre Scholz	Director	May 13, 2009 to present
	President, Chief Executive Officer	August 1, 2010 to present
	Chief Technology Officer	May 13, 2009 to present

Joseph J. Tomasek	Director	Feb. 11, 1999 to present

Craig S. Cody	Chief Financial Officer	May 1, 2010 to present

Joerg Otzen	Director
July 14, 2008 to October 5, 2011*

Rudolf Hauke	Director
	President, Chief Executive Officer	July 14, 2008 to August 1, 2010*

Joerg H. Klaube	Director	Dec. 2, 2005 to May 1, 2010*
	Sr. Vice President, Secretary,	July 31, 1997 to May 1, 2010*
Chief Financial Officer

* Mr. Otzen resigned as a director on October 5, 2011 Mr. Hauke resigned as an officer and Director on August 1, 2010. Mr. Klaube resigned as a director and Chief Financial officer on May 1, 2010. All Directors of the Company hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Executive Officers of the Company are appointed by the Board of Directors at meetings of the Company's directors and hold office until they resign or are removed from office.

Andre Scholz, Age 34 – Director, Chief Technology Officer. Andre Scholz has more than 15 years business experience in Internet, telecommunication technology and IT security. He holds an advanced degree from the University of Stuttgart and Konstanz in electronic engineering. Mr. Scholz is a consultant and well known technical expert for numerous social networks, communities and high-traffic sites, active around the world. He brings a wealth of social network and internet knowledge to Kiwibox. Mr. Scholz was co-founder of various internet exchange points and manages them until now. Since 1996 he is Managing Director of a carrier and Internet Service Provider in Stuttgart, Germany and since 2002 he is CEO of the Interscholz company group, Leonberg, Germany, which places private investments in and is managing and operating various companies.

Craig S. Cody, Age 49 – Chief Financial Officer. Effective as of May 4, 2010, Registrant promoted Craig S. Cody to serve as its Chief Financial Officer. Mr. Cody, a licensed Certified Public Accountant, had previously served as the Comptroller for the Registrant. In addition to managing an independent accounting and financial services business in New York for a diverse group of clients, he brings extensive management experience derived in the public sector. Mr. Cody holds a B.S. Degree in Accounting from the State University of New York.

Joseph J. Tomasek, Age 65 - Director. Mr. Tomasek was appointed a director in February 2000. Mr. Tomasek also serves as our General Counsel and coordinates our legal affairs in such role. In addition to serving in these Company positions, Mr. Tomasek represents U.S. and international clients in corporate and securities law matters. Mr. Tomasek received his Juris Doctor and Bachelor of Arts Degrees from Seton Hall University and a Certificate d'Etudes in European Studies from the University of Strasbourg, France. Mr. Tomasek is a member of the Bars of the States of New Jersey, and New York.

Family Relationships

There are no family relationships between any of the directors or executive officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company knows of no person, who at any time during the period from the date at which it filed its annual report on Form 10-K for the year ended December 31, 2011 to the present, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a), except for the annual statements of beneficial ownership of securities on Form 5 for the officers and directors of the Company which were filed late.

ITEM 11:	EXECUTIVE COMPENSATION

2010 SUMMARY COMPENSATION TABLE

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of the Company during the year ended December 31, 2011, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2009, as well as the most highly compensated employees who did not serve as executive officers during 2009. Compensation information is shown for the fiscal years ended December 31, 2011, 2010 and 2009:

								(1)
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compensation ($) (g)	Non- Qualified Deferred Compensation Earnings ($) (h)	All Other Compen sation ($) (i)	Total ($)

Andre Scholz	2011	200,000	-	28,950	-	-	-	-	228,950
Chief Executive	2010	230,000	-	24,000	-	-	-	-	254,000
Officer, President, Director	2009	140,000	-	25,000	-	-	-	20,000	185,000

Joseph J. Tomasek,	2011	-	-	-	11,880	-	-	60,000	71,880
Esq., Director and	2010	-	-	-	11,880	-	-	65,000	76,880
General Legal Counsel	2009	-	-	-	8,910	-	-	185,000	193,910

Joerg Otzen	2011	-	-	-	-	-	-	-	-
Director	2010	-	-	-	-	-	-	5,000	5,000
	2009	-	-	-	-	-	-	-	-

Craig S Cody	2011	91,000	-	-	-	-	-	3,500	94,500
Chief Financial Officer	2010	59,750	-	-	-	-	-	27,462	87,212
	2009	-	-	-	-	-	-	18,450	18,450

Rudolf Hauke	2011	-	-	-	-	-	-	-	-
Chief Executive	2010	-	-	-	13,867	-	-	-	13,867
Officer, President, Director	2009	36,000	-	23,790	-	-		48,000	107,790

Joerg H. Klaube	2011	-	-	-	-	-	-	-	-
Chief Financial	2010	30,763	-	-	-	-	-	-	30,763
Officer, Director	2009	60,885	-	-	-	-	-	-	60,885

Michael Howard	2011	-	-	-	-	-	-	-	-
Employee of	2010	-	-	-	-	-	-	-	-
Subsidiary	2009	75,866	-	-	-	-	-	-	75,866

All executive officers	2011	291,000	-	28,950	11,880	-	-	63,500	395,380
and named significant employees	2010	320,513	-	24,000	25,747	-	-	97,462	467,722
and directors as a group	2009	312,751	-	25,000	32,700	-	-	253,000	623,451

Andre Scholz 2009-2011: Andre Scholz joined the Company in May 2009, as our Chief Technology Officer and as a director. On August 1, 2010 Mr. Scholz took over as President and Chief Executive Officer. During 2011, we paid Mr. Scholz $200,000 as salary. He also has accrued 1,200,000 common shares earning 100,000 common shares every month. These shares were accrued for and valued at $28,950. During the first quarter of 2010, the company issued the 500,000 shares for the signing bonus and 950,000 shares towards the accrued monthly allowance. In the third quarter the company issued an additional 500,000 shares towards the accrued monthly allowance. During 2010, we paid Mr. Scholz $230,000 as salary and $20,000 in consulting fees prior to his entry into the Company. During 2009, we paid Mr. Scholz $140,000 as salary and $20,000 in consulting fees prior to his entry into the Company He also has accrued 500,000 common shares as a signing bonus and is earning 100,000 common shares every month, beginning with May 15, 2009. All but 500,000 of these shares have been issued through December 31, 2011.

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

Joseph J. Tomasek 2011-2009: During fiscal years 2011, 2010 and 2009, the Company incurred or paid $60,000, $65,000 and $ 185,0000, respectively, to Mr. Tomasek for legal services rendered to the Company. In 2011 Mr. Tomasek earned options for 1,200,000 restricted shares, valued at $11,880 pursuant to the Black-Scholes valuation formula. In 2010 Mr. Tomasek earned options for 1,200,000 restricted shares, valued at $11,880 pursuant to the Black-Scholes valuation formula. In addition, Mr. Tomasek was granted 500,000 stock warrants, valued at $5,000 pursuant to the Black-Scholes valuation formula. In 2009 Mr. Tomasek earned options for 900,000 restricted shares, valued at $8,910 pursuant to the Black-Scholes valuation formula. These options are earned at the rate of 100,000 options per month, beginning with April 2009.

Joerg Otzen 2011-2009: During 2010 Mr. Otzen earned 500,000 stock warrants, valued at $5,000 pursuant to the Black-Scholes valuation formula.

Craig S Cody 2010: During the year 2011, Mr. Cody earned $94,500. During the year 2010, Mr. Cody earned $82,212 and 500,000 stock warrants, valued at $5,000 pursuant to the Black-Scholes valuation formula. In 2009, Mr. Cody earned $18,450.

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

Andre Scholz – 2011-2009. The terms of his consulting /employment agreement are included in our filing on Form 8-K of May 22, 2009 which is incorporated herein by reference to that filing.

Joerg Klaube – 2009-2008. Mr. Klaube’s employment agreement, originally entered into on April 15, 2002, was amended on November 19, 2009. The terms of the amended agreement call for a monthly salary of $4,000. The agreement was terminated on May 1, 2010 when Mr. Klaube resigned.

Stock Options:

No stock options were granted during 2008, 2009 or 2010 pursuant to the Company’s 1997 Stock Option Plan and 2000 Stock Incentive Plan, to any executive officers, directors, employees or to any beneficial owners of more than 10 percent of any class of equity securities of the Company. In addition, there were no stock options or warrants exercised by any officer, director, employee or any beneficial owners of more than 10 percent of any class of equity securities of the Company during 2009, 2010 or 2011.

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

Options Granted Outside of Stock Option Plans:

During 2011, one director who also serves as the Company’s general counsel earned 1,200,000 five-year stock options, exercisable at $0.05 per common share.

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

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2011, for each of the persons covered under our Summary Compensation Table.

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards No. of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	No. of Shares or Units of Stock that have not vested	Market Value of Shares or Units of Stock that have not vested	Equity Incentive Awards, Shares, Units Or other Rights that have not vested	Equity Incentive Plan Awards: Market or Payout value of Unearned Shares,Units or other rights that have not vested
Rudolf Hauke, CEO and President	2,400,000	-	-	$0.10	8/14/2012 to 1/14/2014	-	-	-	-

Joseph J. Tomasek, Director and General Legal Counsel	1,000,000 3,300,000	- -	- -	$0.025 $0.05	6/26/13 4/30/14 to 12/31/14	-	-	-	-

Option Exercises and Stock Vested Table: None

Pension Benefits Table: None

Nonqualified Deferred Compensation Table: None

Pre-requisites Table: None

Compensation of Directors:

We did not pay any compensation to any of our directors for services rendered as directors during fiscal years 2011, 2010 and 2009

During 2010, we granted 2 directors 500,000 warrants each exercisable at $0.025 for 5 years in recognition of the services provided as directors of the company.

During 2011, 2010 and 2009, one outside director of the Company who also serves as the Company’s general and securities counsel, incurred or was paid an aggregate $60,000, $65,000 and $185,000, respectively, for legal services.

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

The following table sets forth, as of March 31, 2012, the record and beneficial ownership of common stock of the Company by each executive officer, director and the three most highly compensated employees, all executive officers, directors and the three most highly compensated employees as a group, and each person known to the Company to own beneficially, or of record, five percent or more of the outstanding shares of the Company:

Title of Class*	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Common Stock	Andre Scholz	28,746,176	(2)	5.53%
	Pres./CEO/Director
	Joseph Tomasek	7,280,500	(3)	1.29%
	Director
	Craig Cody	500,000	(5)	0.10%
	Chief Financial Officer

Address of all persons above: c/o the Company.

All Directors and Officers as a Group:	36,526,676		6.92%
as a Group (3 persons)

Ulrich Schuerch
Tell Capital AG	53,510,000	(6)	8.73%
Tellstrasse 21, CH-9000
St. Gallen, Switzerland

Discover Advisory Company	61,218,026	(7)	9.99%
c/o Horymor Trust Corp. Ltd.
50 Shirley Street / P.O.Box N-341,
Nassau

Cambridge Services Inc.	61,218,026	(8)	9.99%
c/o TSZ Treuhandgesellschaft Sauter & Co.
Suedstr. 11, CH-8034
Zurich, Switzerland

Markus Winkler Frelestrasse 178 CH-8032 Zuerich 7	61,218,026	(9)	9.99%

* The Company also has issued and outstanding as of December 31, 2011, 85,890 shares of its Senior Convertible Preferred Stock, with concentrations in excess of 10% for one or more of the holders of such stock, however, none of such shares bear any voting rights.

(1)	For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock which such person has the right to acquire within 60 days of March 1, 2012. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any security which such person or persons has or have the right to acquire within such date is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.

(2) Consists of 23,396,176 shares held by Interscholz Beteiligungs GmbH, a company over which Andre Scholz has control, and 200,000 shares accrued but not yet issued.

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

(7) Includes 45,539,976 shares issuable upon conversion of convertible debt. Karen Buehler has investment and voting control of Discover Advisory Company.

(8) Includes 8,447,958 shares issuable upon conversion of convertible debt, and 25,000,000 stock purchase warrants, exercisable at $0.05 per Warrant. Victor Sauter has investment control of Cambridge Services Inc.

(9) Includes 41,218,026 shares issuable upon conversion of convertible debt of Kreuzfeld, LTd and VGZ-Vermoegenssverwaltungsgesellschaft both of which Markus Winkler has investment and voting control.

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

During 2011 and 2010, one outside director of the Company who also serves as the Company’s general and securities counsel, was paid or incurred an aggregate $60,000 and $65,000, respectively, for legal services. We also granted options for 1,200,000 and 1,200,000 shares, exercisable at $0.05 during four years, to this director during 2011 and 2010, respectively. In addition, we granted 500,000 stock warrants to this director, valued at $5,000 pursuant to the Black-Scholes valuation formula.

During 2011 and 2010, we paid or incurred an aggregate $444,390 and $252,412 respectively to companies controlled by the Chief Executive Office (and former Chief Technology Officer) of the Company, for website hosting, website development and technical advisory services, and server farm installations, and $7,585 in 2010 for promotional materials. Of these costs, 32,622 and $121,179 was capitalized as website development costs in 2011 and 2010, respectively. In addition, in 2010 these companies reimbursed the Company for $20,642 in rent incurred for the corporate apartment utilized by the Chief Executive Officer.

During 2009, we paid or incurred an aggregate $56,308 to companies controlled by the Chief Technology Officer of the Company, for website hosting, website development and technical advisory services, and server farm installations, and $69,839 for promotional materials.

During 2011 and 2010, the beneficial ownership in the Company’s securities held respectively, by Tell Capital AG of Switzerland and its principal, Ulrich Schuerch on a consolidated basis, was approximately 11.4% and approximately 9.9% of the voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, LTD and Vermoegensverwaltungs-Gesellschaft Zurich LTD. (VGZ) of Switzerland. Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, LTD and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2011 and 2010.During the year ended December 31, 2011, Cambridge Services, Inc reassigned $503,760 to a third investor Kreuzfeld, Ltd and converted $377,820. During the same periods Discovery Advisory Services converted $1,160,700 and Kreuzfeld, Ltd. converted $492,760. To complete the acquisition of Kwick!, Discovery Advisory Services, Kreuzfeld, Ltd and VGZ advanced $679,850, $1,903,580 and $815,820, respectively. During the year ended December 31, 2011, Cambridge Services, Inc. advanced an additional $745,000. At December 31, 2011, $785,134 and $492,416 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $1,914,580 and $815,820 owed to Kreuzfeld, Ltd. and VGZ, respectively. Additionally, Ulrich Schuerch advanced the Company $100,000 in the year ended December 31, 2011, and holds $340,000 of demand notes issued at a rate of interest of 10%.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Rosenberg Rich Baker Berman & Company ("Rosenberg") billed us in the aggregate amount of $41,262 and $38,500 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-K and 10-Q for the years ended December 31, 2011, and December 31, 2010, respectively.

AUDIT-RELATED FEES

Rosenberg did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2011, and December 31, 2010.

TAX FEES

Rosenberg billed us in the aggregate amount of $0, and $3,500 for professional services rendered for tax related services for the fiscal years ended December 31, 2011 and December 31, 2010, respectively.

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

(b) Reports on Form 8-K

During the fourth quarter in 2011, the Company filed the following reports on Form 8-K:

On October 4, 2011, the Company filed a report on Form 8-K, announcing the acquisition of Kwick! KG and GmBH a German social network

On October 5, 2011, the Registrant accepted the resignation of Joerg Otzen from his position as a member of the Board of Directors of Registrant. Mr. Otzen’s resignation was not the result of any disagreement with the Registrant in relation to any of Registrant’s operations, policies or practices.

On October 25, 211 the company filed a Form 8-K, announcing skyrocketing growth.

On November 7, 2011, the Company filed a report on Form 8-K, announcing that KWICK! Ranks second in social media sites and Android dating apps!

On November 29, 2011, the Company filed a report on Form 8-K, announcing that announced Harbinger Research has recently issued an updated research report on Kiwibox.com.

On December 14, 2011, the company filed a report on Form 8-K, poviding (1) the audited financial statements of Kwick for the fiscal years ended December 31, 2009 and 2010, (2) the unaudited financial statements of Kwick for the nine months ended September 30, 2011 and 2010, and (3) the unaudited pro forma condensed consolidated statements of operations of Kwick for the nine months ended September 30, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIWIBOX.COM, INC.

By:	/s/ Andre Scholz	Date:	April 16, 2012
Andre Scholz
President and Chief Executive Officer
(Principal Executive Officer),
Director

By:	/s/ Craig Cody	Date:	April 16, 2012
Craig S. Cody
Secretary, Chief Financial Officer
(Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

//s/ Joseph J. Tomasek	April 16, 2012
Joseph J. Tomasek, Director

/s/ Andre Scholz	April 16, 2012
Andre Scholz, Director

EXHIBIT INDEX

(A)	Financial Statements and Notes to Financial Statements

(3) (i)	Articles of Incorporation and Amendments thereto, incorporated herein by reference to Exhibits of previous filings with the Commission.

(3) (ii)	Bylaws of the Company, incorporated herein by reference to Exhibits of previous filings with the Commission.

10.25*	Copy of Agreement and Plan of Reorganization, Dated February 19, 2007, between the Company, Kiwibox Media, Inc. and the Kiwibox Shareholders, and Form of Employment Agreement for the Three Kiwibox Shareholders,

10.27*	Amendment No. 3 to Agreement and Plan of Reorganization, dated July 31, 2007 and Effective August 2, 2007.

10.28*	Preliminary Employment Agreement with Paul Farris, Dated September 19, 2007

10.29*	Amendment No. 4 to Agreement and Plan of Reorganization, dated as of December 3, 2007.

10.30*	Amendment No. 5 to Agreement and Plan of Reorganization, dated as of December 31, 2007.

10.31*	Standstill Letter Agreement, dated as of January 30, 2008.

10.32*	Standstill Letter Agreement, dated as of February 11, 2008.

10.33*	Amendment No. 6 to Agreement and Plan of Reorganization, dated as of February 28, 2008.

10.34*	Engagement Agreement, Dated June 27, 2008, between Tell Capital AG and the Company.

10.35*	Resignation Agreement, Dated August 19, 2008, between Ivan Tumanov and the Company.

10.36*	Form of Demand Notes issued by the Company to Lender, Discover Advisory Company.

10.36-1*	Form of corrected Demand Notes issued by the Company to Lender, Discover Advisory Company.

10.36-2	Form of Registrant’s Master Corporate Promissory Note, dated June 4, 2009, delivered and accepted by Discover Advisory Company, attached as an exhibit to Registrant’s Form 8-K filed with the Commission on June 12, 2009.

10.37	Copy of Stock Pledge Agreement, dated June 4, 2009, by and between Registrant and Discover Advisory Company- attached as an exhibit to Registrant’s Form 8-K filed with the Commission on June 12, 2009.

10.38	Copy of Consulting Agreement, dated June 1, 2009, between the Registrant, Kiwibox Media, Inc. and Andre Scholz attached as an exhibit to Registrant’s Form 8-K filed with the Commission on June 12, 2009.

10.39	Form of Registrant’s Securities Purchase Agreement, with Warrant as an Exhibit: attached as an exhibit to Registrant’s Form 8-K filed with the Commission on December 31, 2009.

10.40	Certificate of Ownership and Merger of Kiwibox Media, Inc. with and into Magnitude Information Systems, Inc., including Corporate Name Change, dated December 15, 2009 and as filed with the Secretary of State of Delaware on December 17, 2009. attached as an exhibit to Registrant’s Form 8-K filed with the Commission on December 31, 2009

31.01A.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 14, 2011.

31.02A.	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 14, 2011.

32.01A.	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 14, 2011.

32.02A.	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 14, 2011.

*	Documents filed as exhibits to Registrant’s current reports, quarterly reports, annual reports and registration statements and amendments thereto with the U.S. Securities and Exchange Commission.

OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE

(a)	The Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, June 30, 2011, and September 30, 2011.

(b)	All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act since the Company’s fiscal year ended December 31, 2010

Kiwibox.Com, Inc.

Financial Statements

December 31, 2011 and 2010

Kiwibox.Com, Inc.

Index to the Financial Statements

December 31, 2011 and 2010

Page

Report of Independent Registered Public Accounting Firm	2

Financial Statements

Balance Sheets	3

Statements of Operations	4

Statements of Stockholders Equity (Impairment)	5-6

Statements of Cash Flows	7-8

Notes to the Financial Statements	9-36

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Kiwibox.Com, Inc.

We have audited the accompanying balance sheets of Kiwibox.Com, Inc. and Subsidiary as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (impairment) and cash flows for each of the years in the two-year period ended December 31, 2011. Kiwibox.Com’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kiwibox.Com, Inc. and Subsidiary as of December 31, 2011, and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a working capital deficiency as of December 31, 2011. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

April 16, 2011

Kiwibox.Com, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
Assets
Current Assets
Cash and cash equivalents	$195,613	$377
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	492,430	295
Due from related parties	17,582	-
Other receivables	91,443	-
Income taxes receivable	90,138	-
Prepaid expenses and other current assets	42,241	34,441
Total Current Assets	929,447	35,113
Property and equipment, net of accumulated depreciation of $605,112 and $88,505	244,314	15,323
Website development costs, net of accumulated amortization of $187,128 and $32,864	145,211	106,244
Excess of purchase price over net assets acquired	5,937,378	-
Deferred tax Asset	1,052,454	-
Other assets	43,815	9,756
Total Assets	8,352,619	166,436

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Accounts payable	228,555	226,760
Accrued Expenses	761,191	309,117
Due to related parties	57,874	-
Obligations to be settled in stock	249,275	183,648
Dividends payable	581,865	530,602
Kwick! acquisition indebtedness	5,221,093	-
Loans and notes payable - other	140,000	140,000
Loans and notes payable – related parties	340,000	240,000
Convertible notes payable-related parties	4,007,950	1,894,980
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion feature –related parties	4,704,987	2,622,408
Total Current Liabilities	16,326,319	6,181,044

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized; 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized; issued and outstanding 586,168,060 and 498,243,060 shares respectively	58,618	49,824
Additional paid-in capital	49,700,653	45,571,867
Accumulated deficit	(57,588,185)	(51,636,385)
Accumulated other comprehensive loss	(144,872)	-
Total Stockholders’ Equity (Impairment)	(7,973,700)	(6,014,608)
Total Liabilities and Equity (Impairment)	$8,352,619	$166,436

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

	Year Ended December 31,
	2011	2010
Net Sales
Advertising	$515,775	$2,039
Other	83,840	-
Total Net Sales	599,615	2,039
Cost of Goods Sold
Website hosting expenses	497,110	3,795
Total Cost of Goods Sold	497,110	3,795

Gross Profit (Loss)	102,505	(1,756)

Selling expenses	401,434	189,320
Stock-based compensation (see below)	28,298	15,000
General and administrative expenses	1,173,383	975,550

Loss From Operations	(1,500,610)	(1,181,626)

Other Income (Expense)
Miscellaneous income	47,553	(761)
Interest expense	(297,456)	(167,167)
Interest expense-derivative conversion features	(3,659,670)	(2,083,716)
Foreign Currency Transaction Loss	(53,086)	-
Change in fair value – derivative liabilities	(476,281)	(538,692)

Total Other Income (Expense)	(4,438,940)	(2,790,336)

Loss Before Benefit (Provision) for Income Taxes	(5,939,550)	(3,971,962)

Benefit (Provision) for Income Taxes	39,013	(410)

Net Loss	$(5,900,537)	$(3,972,372)

Dividends on Preferred Shares	(51,263)	(51,263)

Net Loss Applicable to Common Shareholders, basic and diluted	$(5,951,800)	$(4.023,635)

Net Loss Per Common Share, basic and diluted	(0.011)	(0.008)

Weighted Average of Common Shares Outstanding	522,090,046	494,315,316

All of the stock-based compensation relates to selling, general and administrative expenses.

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc. and Subsidiary

Statement of Stockholders’ Equity (Deficit)

Year Ended December 31, 2010

	Convertible Preferred Shares		Cumulative Preferred Shares		Common Stock		Stock Subscriptions	Additional Paid in	Accumulated	Loans Receivable	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	- Stockholders	Equity (Deficit)

Balances, January 1, 2010	85,890	$86	1	$-	478,168,060	$47,817	$(124,500)	$45,519,375	$(47,612,749)	$-	$(2,169,971)

Issuance of stock – cash received for stock subscriptions	-	-	-	-	5,000,000	500	124,500	-	-	-	125,000

Issuance of stock purchase warrants for services performed	-	-	-	-	-	-		15,000	-	-	15,000

Cashless exercise of stock warrants Issuance	-	-	-		13,125,000	1,313		(1,313)			-

Partial settlements of obligation to be settled in stock	-	-	-	-	1,950,000	195		38,805	-	-	39,000

Dividends on conv. preferred stock	-	-	-	-	-	-		-	(51,263)	-	(51,263)

Net loss, year ended December 31, 2010	-	-	-	-	-	-		-	(3,972,372)	-	(3,975,765)

Balances, December 31, 2010	85,890	$86	1	$-	498,243,060	$49,824	$-	$45,571,867	$(51,636,385)	$-	$(6,014,608)

Kiwibox.Com, Inc. and Subsidiary

Statement of Stockholders’ Equity (Deficit)

Year Ended December 31, 2011

	Convertible Preferred Shares		Cumulative Preferred Shares		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)

Balances, January 1, 2011	85,890	$86	1	$-	498,243,060	49,824	45,571,867	(51,636,385)	-	(6,014,608)

Issuance of stock for services performed	-	-	-	-	725,000	73	28,855	-		28,928

Shares issued upon conversions of debt	-	-	-		86,000,000	8,600	2,022,680			2,031,280

Recognition of capital from conversion of derivative liabilities	-	-	-	-	-	-	2,053,370	-		2,053,369

Partial settlements of obligation to be settled in stock	-	-	-	-	1,200,000	120	23,880	-		24,000

Dividends on conv. preferred stock	-	-	-	-	-	-	-	(51,263)		(51,263)

Net loss, year ended December 31, 2011								(5,900,537)		(5,900,537)

Other comprehensive income:

Foreign currency translation loss	-	-	-	-	-	-	-	-	(144,872)	(144,872)

Balances, December 31, 2011	85,890	$86	1	$-	586,168,060	$58,618	$49,700,653	$(57,588,185)	$(144,872)	(7,973,700)

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc. and Subsidiary

Statements of Cash Flows

	Year Ended December 31,
	2011	2010
Cash Flows From Operating Activities
Net Loss	$(5,900,537)	$(3,972,372)
Adjustments to Reconcile Net Loss to Net Cash
Used by Operations
Depreciation and amortization	150,093	42,302
Securities issued for services	28,928	15,000
Intrinsic value of beneficial conversion feature	3,659,670	2,083,716
Change in fair value – conversion features	476,281	538,692
Change in deferred taxes	53,593	-
Impairment of software assets	-	11,880
(Gain) loss on disposition of assets	13,084	(2285)
Foreign transaction loss	53,086	-
Decreases (Increases) in Assets
Accounts receivable	151,269	1,705
Income taxes receivable	(168,990)
Other receivables	28,909
Prepaid expenses	35,548	46,082
Increases (Decreases) in Liabilities
Obligations to be settled in stock	79,627	89,748
Accounts payable	46,733
Accrued expenses	332,681	173,205
Net Cash Used by Operating Activities	(960,023)	(972,327)
Cash Flows From Investing Activities
Proceeds from sale of assets	49,144	4,520
Cash outlay – website development costs	(41,024)	(129,230)
Cash outlay – other assets	(9,572)	-
Cash acquired – business combination	339,198	-
Purchases of property and equipment	(35,261)	(10,104)
Net Cash Provided (Used) by Investing Activities	302,485	(134,814)

Cash Flows From Financing Activities
Proceeds from loans payable	845,000	980,000
Net proceeds from related parties	56,517	-
Proceeds from issuance of common and preferred stock and warrants	-	125,000
Net Cash Provided by Financing Activities	901,517	1,105,000

Net Increase (Decrease) in Cash	243,979	(2,141)
Effect of exchange rates on cash	(48,743)	-
Cash at beginning of period	377	2,518
Cash at end of period	$195,613	377

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$4,016	$4,467
Income Taxes Paid	$124,299	$-

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc. and Subsidiary

Statements of Cash Flows

Year Ended December 31, 2010

NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Year Ended December 31, 2011

Settlement of obligations with common stock		$24,000

Acquisition of subsidiary via acquisition indebtedness and affiliate debentures		$8,567,843

Conversion of debt and related derivative liabilities		$2,031,280

Warrants granted in acquisition of other assets	$

Year to date dividend accruals		$51,263

Reduction of derivatives from conversion of debt		$2,053,372

The Year Ended December 31, 2010

Cashless exercise of warrants		$1,313

Settlement of obligations with common stock and common stock options		$39,000

Reclassification of accrued interest to debt principal		$164,980

Offset of security deposits against accrued rent		$7,968

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc. and Subsidiary

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

On September 30, 2011, Kiwibox.com acquired the German based social network Kwick!! Community GmbH & Co. KG, a wholly-owned subsidiary.

Cash and Cash Equivalents

The Company accounts for cash and other highly liquid investments with original maturities of three months or less as cash and cash equivalents.

Principles of Consolidation

The consolidated financial statements as of and for the year ended December 31, 2011 include the accounts of Kiwibox.com, Inc. and its subsidiary, KWICK! Community GmbH & Co. KG. The activities of the Company’s newly acquired subsidiary KWICK!! Community GmbH & Co. KG. are included in the financial statements from September 30, 2011 (date of acquisition) through December 31, 2011. Any significant inter-company balances and transactions have been eliminated.

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

Foreign Currency Translation

Assets and liabilities of foreign operations are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of our foreign subsidiary operating in a non-hyperinflationary economy are recorded as a component of accumulated other comprehensive loss until either sale or upon complete or substantially complete liquidation by the Company of its investment in the foreign entity. Accumulated gain or (loss) on foreign currency translation adjustment was $(144,872) for the year ended December 31, 2011.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $92,049 and $1,909 for the years ended December 31, 2011 and 2010, respectively.

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Evaluation of Long Lived Assets

Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company accounted for certain convertible debentures modified in the years ended December 31, 2011 and 2010 as derivative liabilities required to be bifurcated from the host contract in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares (see Note 12).

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

Kiwibox.Com, Inc. and Subsidiary

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

A total of $57,622 and $117,350 was capitalized for web-site development work during the years ended December 31, 2011 and 2010, respectively. During 2010, software costs of $11,880 were determined to be impaired and were written off during the year then ended.

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

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 259,656,975 common shares at December 31, 2011, comprised of 157,731,315 shares issuable upon exercise of stock purchase warrants, 8,650,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 92,546,123 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest, presently convertible at the option of four holders at a conversion price of 50% of the ten day trailing market price, totals $4,361,034 which would yield in excess of 230,000,000 shares if fully exercised, however, the respective notes, all of which were issued to these four investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the quarter, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

Revenue Recognition

The Company’s revenue is derived from advertising on the Kiwibox.Com or Kwick!! Community websites. Most contracts require the Company to deliver the customer impressions, click-throughs or new customers, or some combination thereof. Accordingly, advertising revenue is estimated and recognized for the period in which customer impressions, click through or new customers are delivered. Licensing or hosting revenue consists of an annual contract with clients to provide web-site hosting and assistance.

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

2. GOING CONCERN

The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. Our revenues during the foreseeable future are insufficient to finance our business and we are entirely dependent on the willingness of existing investors to continue supporting the Company with working capital loans and equity investments, and our ability to find new investors should the financial support from existing investors prove to be insufficient. If we were unable to obtain a steady flow of new debt or equity-based working capital we would be forced to cease operations. In their report for the fiscal year ended December 31, 2011, our auditors have expressed an opinion that, as a result of the losses incurred, there is substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management’s plans are to continue seeking equity and debt capital until cash flow from operations cover funding needs.

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in these accounts may, at times, exceed the federally insured limits. At December 31, 2011, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. PREPAID EXPENSES

Prepaid expenses consist of the following at:	December 31, 2011	December 31, 2010
Rent	$20,512	$-
Promotional supplies inventory	10,302	25,176
Business insurance	9,237	6,536
Other	2,190	2,729
	42,241	34,441

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:	December 31, 2011	December 31, 2010
Furniture	$14,322	$14,322
Leasehold Improvements	24,130	24,130
Computer Equipment	620,746	-
Office Equipment	190,227	65,376
	849,424	103,828
Less accumulated depreciation	605,111	88,505
Total	$244,314	$15,323

Depreciation expense charged to operations was $58,513 and $11,251 for the years ended December 31, 2011 and 2010, respectively.

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

6. INTANGIBLE ASSETS

Intangible assets consisted of software for website development costs as follows:

	December 31, 2011	December 31, 2010
Website development costs	$332,339	$139,108
Less accumulated amortization	187,128	32,864
Total	$145,211	$106,244

During 2010, software costs of $11,880 were determined to be impaired and were written off during the year then ended. Amortization expense for the year ended December 31, 2011 and 2010 was $91,570 and $31,051, respectively. Additional amortization over the next 5 years is estimated to be as follows:

Amortization expense
December 31, 2012	$71,831
December 31, 2013	28,646
December 31, 2014	8,235
December 31, 2014	1,920
December 31, 2016	1,154
Thereafter	2,819

 7. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	December 31, 2011	December 31, 2010

Accrued interest	$462,020	$168,580
Accrued payroll, payroll taxes and commissions	85,756	7,902
Accrued professional fees	151,862	111,900
Accrued rent	15,158	-
Miscellaneous accruals	46,395	20,735
Total	$761,191	$309,117

8. OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at

	December 31,	December 31,
	2011	2010
Obligation for warrants granted for compensation	$100,000	$60,000

600,000 common shares issuable to a consultant who was a director of the company, for services rendered.	36,000	36,000

500,000 (2011) and 500,000 (2010) common shares, and 2,900,000 (2011) and 2,900,000 (2010) stock options issuable to two officers of the Company pursuant to their respective employment Agreements	70,605	66,858

3,300,000 (2011) and 2,100,000 (2010 stock options issuable to one director who also serves as the Company’s general counsel	32,670	20,790

1,000,000 warrants granted on the Pixunity.de asset purchase	10,000	-

	$249,275	$183,648

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

9. LOANS PAYABLE

The Company (Formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at December 31, 2010 and 2009:

On December 4, 1996, The company (Formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000

Total	$75,000

10. NOTES PAYABLE

	December 31,	December 31,
	2011	2010
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000

In January 2008 a shareholder loaned the Company $40,000 pursuant to which the Company issued a demand note bearing interest at the rate of 5% per year.	40,000	40,000

From September 2008 through December 2011 four shareholders loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 and April 2011 (see Note 12).	4,347,950	1,894,980

In January 2011 and again in February 2011, a shareholder loaned the Company $50,000 under a demand note at 10%. In 2010, this shareholder loaned the Company $240,000 under a demand note at 10%.	340,000	240,000

Total	$4,752,950	$1,055,000

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

11. LONG-TERM DEBT

Long-term debt as of December 31, 2011 and 2010 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	$33,529

Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$-

12. DERIVATIVE CONVERSION FEATURES

On July 27, 2010, the Company issued two Class A Senior Convertible Revolving Promissory Notes (“Class A Notes”), one to Cambridge Services, Inc., in the principal amount of $683,996, consolidating the series of loans (and related accrued interest) made to the Company since June 26, 2009, and one to Discover Advisory Company, in the principal amount of $1,160,984, consolidating the series of loans (and related accrued interest) made to the Company since September 19, 2008 and including advances through September 30, 2010. Each of these promissory notes are due on demand, accrue interest at the rate of 10%, per annum, are convertible (including accrued interest) at the option of each lender into Common Stock of the Company at 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001 (the "Conversion Price"). Both promissory notes contain conversion caps, limiting conversions under these notes to a maximum beneficial ownership position of Company common stock to 9.99% for each lender. Each of these notes contains Company covenants, requiring the lenders’ prior written consent in order for the Company to merge, issue any common or preferred stock or any convertible debt instruments, declare a stock split or dividends, increase any compensation to its officers or directors by more than five (5%) during any calendar year. During the year ended December 31, 2011, Cambridge Services, Inc reassigned $503,760 to a third investor Kreuzfeld, Ltd and converted $816,720. During the same period Discovery Advisory Company converted $1,160,700 and Kreuzfeld, Ltd converted $492,760. To complete the acquisition of Kwick!!, Discovery Advisory Company, Kreuzfeld, Ltd and Vermoegensverwaltungs-Gesellschaft Zurich LTD (“VGZ”) advanced $679,850, $1,903,580 and $815,820, respectively.

The Company accounted for the conversion features underlying these convertible debentures modified in the year ended December 31, 2011 in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures and subsequent debentures issued to these holders under these terms at the relevant commitment dates to be $3,659,670 utilizing a Black-Scholes valuation model. The Company also recognized $2,053,371 in reductions of fair value to capital for conversions during the year. The fair value of the derivative conversion features was determined to be $4,704,987 at December 31, 2011. The change in fair value of the liability for the conversion feature resulted in a cost of $476,281 for the year ended December 31, 2011, which is included in Other Income (Expense) in the accompanying financial statements.

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

13. COMMITMENTS AND CONTINGENCIES

We maintain offices for our operations at 330 W. 38th Street, New York, New York 10018, for approximately 900 square feet. This lease requires minimum monthly rentals of $2,199 plus tenants’ share of utility/cam/property tax charges which average approximately $400 per month. During the 1st quarter of 2010 the Company successfully negotiated with the landlord to give up a lease of an office located at the same address consisting of approximately 500 square feet. This lease was extended in December 2010 and again in April 30, 2011 through December 31, 2012 with no changes to the monthly rent.

In May 2010 the Company negotiated a lease of an apartment in New York City for the CEO in order to reduce travel costs. The lease was for 12 months at $2,775 per month through May 31, 2011. In May 2011 the lease was extended through August 31, 2011 at the rate of $2,837. In August 2011 the lease was extended through December 31, 2011 at the rate of $2,837 per month. In December 2011 the lease was again extended through May 31, 2012 with no change in the base rent. In December 2010 the CEO through a company that he controls reimbursed Kiwibox.com $20,642 for his use of the Company apartment. There were no reimbursements in 2011 by the CEO and none are expected.

Kwick! has operating leases relate to office space in Weinstadt, Germany along with vehicle leases.The office lease is for a term of one year. All operating lease contracts over 5 years contain clauses for yearly market rental reviews. The Company does not have an option to purchase the leased office at the expiration of the lease period. These operating leases call for minimum monthly payments of $10,387 per month.

Our total rent expenses were $92,049 and $33,506 during the year ended December 31, 2011 and 2010, respectively.

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

During the third quarter of 2010 the Chief Technology Officer took over the position of Chief Executive Officer with no changes to the above terms, running through July 30, 2011. On October 6, 2010 the terms of the consulting agreement were modified. The new terms called for a reduced monthly consulting fee of $16,667 to be prepaid in the amount of $50,000 on October 1, 2010 covering the period October 1, 2010 through December 31, 2010, and for $100,000 to be prepaid on January 1, 2011 covering the period January 1, 2011 thru June 30, 2011 During the fourth quarter of 2011 this agreement was extended through December 31, 2012. There were no changes to the stock compensation portion of any earlier agreement.

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

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

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

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

14. FAIR VALUE (continued)

The following table reconciles, for the year ended December 31, 2011, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Conversion Liability at January 1, 2010	$-
Value of beneficial conversion features of new debentures	2,083,716
Change in value of beneficial conversion features during period	538,692
Reductions in fair value due to principal conversions	-

Conversion Liability at December 31, 2010	2,622,408
Value of beneficial conversion features of new debentures	3,659,669
Change in value of beneficial conversion features during period	476,281
Reductions in fair value due to principal conversions	(2,053,371)
Conversion Liability at December 31, 2011	$4,704,987

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the recognition of the conversion liability.

15. PREFERRED STOCK

Preferred stock is non-voting, $.001 par value per share with 3,000,000 shares authorized.

Cumulative Preferred Stock has 2,500 shares designated of which 1 share is issued and outstanding. The total Cumulative Preferred Stock at December 31, 2006 is $0 with a liquidation price of $100,000. As of December 31, 2011, there was $9,000 of cumulative preferred dividends in arrears representing $9,000 per cumulative preferred share.

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

15. PREFERRED STOCK (continued)

Series A of the Senior Convertible Preferred Stock series which was issued in 2000 has 300,000 shares designated, 22,000 shares issued and outstanding. The total outstanding Series A Senior Convertible Preferred Stock at December 31, 2011 is $22 with a liquidation price of $110,000. The following is a description of the Series A convertible preferred stock:

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

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

15. PREFERRED STOCK - (Continued)

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

As of December 31, 2011 there were $121,665 Series A Senior Convertible Preferred share dividends accrued and unpaid representing $5.03 per share.

Series B of the Senior Convertible Preferred Stock series which was issued in 2000 has 350,000 shares designated, no shares issued and outstanding. The total outstanding Series B Senior Convertible Preferred Stock at December 31, 2011 is $0. The following is a description of the Series B Senior Convertible Stock:

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

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

15. PREFERRED STOCK - (Continued)

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

As of December 31, 2011 there were no Series B Senior Convertible Preferred share dividends accrued and unpaid.

Series C of the Senior Convertible Preferred Stock series which was issued in 2000 has 120,000 shares designated. There were no shares of Series C Senior Convertible Preferred Stock outstanding at December 31, 2011. The following is a description of the Series C Senior Convertible Stock:

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

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

15. PREFERRED STOCK - (Continued)

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

As of December 31, 2011 there were no Series C Senior Convertible Preferred share dividends accrued and unpaid.

Series D of the Senior Convertible Preferred Stock series which was issued in 2000 has 500,000 shares designated, 63,890 shares issued and outstanding. The total outstanding Series D Senior Convertible Preferred Stock at December 31, 2011 is $64 with a liquidation price of $575,010. The following is a description of the Series D Senior Convertible Stock:

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

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

15. PREFERRED STOCK - (Continued)

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

As of December 31, 2011 there were $451,201 Series D Senior Convertible Preferred share dividends accrued and unpaid representing $6.43 per share.

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

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

15. PREFERRED STOCK - (Continued)

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

As of December 31, 2011 there were no Series E Senior Convertible Preferred share dividends accrued.

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

15. PREFERRED STOCK - (Continued)

Series G of the Senior Convertible Preferred Stock series which was issued in 2007 has 43,610 shares designated. All such shares were issued and outstanding at December 31, 2008. In February 2009, these shares automatically converted into 17,857,142 common shares, leaving no Series G preferred shares outstanding at December 31, 2011.

(1)	The holders of said shares of Series G Senior Convertible Preferred shall not be entitled to receive dividends.

(2)	The Series G Senior Preferred shall with respect to dividend rights rank junior to all classes and series of Common Stock, Cumulative Preferred Stock, and the Series A, B, C, D, E and F Senior Convertible Preferred Stock and, with respect to liquidation rights rank prior to all classes and series of Common Stock, the Cumulative Preferred Stock, and be on a par with the Series A, B, C, D, E and F Senior Convertible Preferred Stock.

(3)	In the event of any liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Series E Senior Preferred shall be entitled to receive, out of the remaining net assets of the Company, an amount equal to the Stated Value of $11.46526 for each share of Series G Senior Preferred held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, plus the amount of all dividends in arrears on each such share up to the date fixed for distribution, provided, however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series A, B, C, D, E and F Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the Company. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B, C, D, E and F Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

(4)	The holders of said shares of Series G Senior Preferred shall not be entitled to any voting rights.

(5)	Shares of Series G Senior Preferred which have been issued and reacquired in any manner, including shares purchased or converted into Common Stock exchanged or redeemed, shall be canceled on the books of the Company and shall not be considered outstanding for any purpose.

(6)	No cumulative dividends shall be payable on Series G Senior Preferred.

(7)	Upon the second anniversary of the Agreement and Plan of Reorganization, dated February 19, 2007, all the issued and outstanding shares of Series G Senior Preferred automatically converted into shares of common stock based on the “Market Price”, which was determined by dividing the conversion value of $500,000 by the average sales price of a common share for the twenty successive trading days preceding the second anniversary date of the agreement, subject to a minimum of 10 million common shares. The outstanding 43,610 preferred shares converted into 17,857,142 common shares on February 19, 2009: based the average sales price for our common shares during the twenty trading days period immediately preceding February 19, 2009, of $.028. Stock certificates for the new common shares were issued upon surrender of the original preferred stock certificates.

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

15. PREFERRED STOCK - (Continued)

(8)	In the event that, prior to the conversion of the Series G Senior Preferred Stock by the holder thereof into Common Stock of the company, there shall occur any change in the outstanding shares of Common Stock of the Company by reason of the declaration of stock dividends, or through a re-capitalization resulting from stock splits or combinations, without the receipt by the Company of fair consideration therefore in the form of cash, services or property, the conversion ratio of the Series G Senior Preferred Stock into Common Stock of the Company shall be adjusted such that any holder of Series G Senior Preferred Stock converting such stock into Common Stock subsequent to such change in the outstanding shares of Common Stock of the Company be entitled to receive, upon such conversion, a number of shares of Common Stock of the Company representing the same percentage of common shares outstanding as presented by the shares that he would have received had he converted his Series G Senior Preferred Stock to Common Stock prior to such change in the outstanding shares of Common Stock of the Company.

16. INCOME TAXES

The income tax provision (benefit) is comprised of the following:

	Year Ended December 31,
	2011	2010
State current provision (benefit)	$1,125	$410
Foreign (German) deferred provision (benefit)	(40,138)	-
	$(39,013)	$410

The Company’s total deferred tax asset and valuation allowance are as follows:

	December 31,
	2011	2010
Total deferred tax asset, noncurrent	$13,852,454	$12,200,000
Less valuation allowance	(12,800,000)	(12,200,000)
Net deferred tax asset, noncurrent	$1,052,454	$-

The differences between income tax benefits in the financial statements and the tax benefit computed at the combined state and U.S. Federal statutory rate of 40% are as follows:

	Year Ended December 31,
	2011	2010
Tax benefit	40%	40%
Valuation allowance	(40)%	(40)%
Effective tax rate	-	-

At December 31, 2011, the Company has available approximately $34,000,000 of net operating losses to carry-forward and which may be used to reduce future federal taxable income and expire between December 31, 2012 and 2031.

At December 31, 2011, the Company has available approximately $13,615,000 of net operating losses to carry-forward and which may be used to reduce future state taxable income which expire between December 31, 2011 and 2017.

The net deferred tax benefit at December 31, 2011 relates to a tax asset created from the excess purchase price in the acquisition of the German subsidiary under tax rules of the foreign government. It derives from the future deductibility of the amortization of this asset over 15 years out of future profits.

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

17. STOCK BASED COMPENSATION

During 2011 and 2010 the Company issued the following securities to officers, directors, and non-employees as part of their compensation and, in the case of the former principals of Kiwibox Media Inc., pursuant to the Kiwibox acquisition agreement, as amended.

Andre Scholz (president and Chief Executive Officer): During 2011 and 2010 earned 1,200,000 restricted shares (100,000 per month) valued at $28,950 and $24,000, respectively, based on the commitment date fair value of the shares granted. 1,200,000 and 1,950,000 of these shares were issued in 2011 and 2010,respectively.

Joseph J. Tomasek (Director): In each of the years ended December 31, 2011 and 2010 Mr. Tomasek earned options for 1,200,000 restricted shares, valued at $11,880. In addition, as additional compensation, Mr. Tomasek was granted 500,000 warrants exercisable at $0.025 during 5 years, with a cashless exercise option, such warrants are valued at $5,000 pursuant to the Black-Scholes valuation formula.

Joerg Otzen (former Director): in 2010, Mr. Otzen was granted 500,000 warrants exercisable at $0.025 during 5 years, with a cashless exercise option. Such warrants are valued at $5,000 pursuant to the Black-Scholes valuation formula.

Craig S Cody (Chief Financial Officer): In 2010, Mr. Cody was granted 500,000 warrants exercisable at $0.025 during 5 years, with a cashless exercise option, such warrants are valued at $5,000 pursuant to the Black-Scholes valuation formula.

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

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

STOCK BASED COMPENSATION (continued)

In 2011, we granted 4,000,000 warrants to a consultant. 2,000,000 exercisable at $.025 and 2,000,000 excercisable at $.075, during 5 years, with a cashless exercise option, such warrants were valued at $40,000 pursuant to a Black-Scholes valuation formula. In 2010, we granted 4,000,000 warrants to a consultant exercisable at $0.025, during 5 years, with a cashless exercise option, such warrants valued at $40,000 pursuant to the Black-Scholes valuation formula. In computing the Black Scholes values we used a volatility of 273% and a risk-free interest rate of 2.33%.

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

Kiwibox.Com, Inc. and Subsidiary

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

Qualified and Non-Qualified Shares Under Option Pursuant to the 1997 Plan December 31,
	2011	2010
Outstanding, beginning of year	-	-
Granted during the year	-	-
Expired during the year	-	-
Surrendered during the year	-	-
Outstanding, end of year	-	-
Eligible, end of year for exercise	-	-

At December 31, 2011 and 2010, no options were outstanding.

At December 31, 2011, there were 1,000,000 shares reserved for future option grants.

Qualified and Non-Qualified Shares Under Option Pursuant to the 2000 Plan December 31,
	2011	2010
Outstanding, beginning of year	-	-
Granted during the year	-	-
Exercised during the year	-	-
Surrendered during the year	-	-
Expired during the year	-	-
Outstanding, end of year	-	-
Eligible, end of year for exercise	-	-

At December 31, 2011 and 2010, no options were outstanding.

At December 31, 2011, there were 5,000,000 shares reserved for future option grants.

At December 31, 2011 the company has two stock-based employee compensation plans, which are described more fully above. The company accounts for those plans under the recognition and measurement principles of Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment, and related Interpretations. The Company has not granted any options under these plans to employees during 2011 or 2010.

Kiwibox.Com, Inc.

Notes to the Financial Statements

STOCK OPTION PLANS - (Continued)

The Company also issues options outside of the Stock Incentive Plans which are comprised as follows:

	December 31,
	2011	2010
Outstanding, beginning of year	8,450,000	10,453,542
Granted during the year	1,200,000	1,900,000
Exercised during the year	-	-
Surrendered or cancelled during the year	(250,000)	-
Expired during the year	(750,000)	(3,903,542)
Outstanding, end of year (at prices ranging from $0.01 to $0.10)	8,650,000	8,450,000

Eligible for exercise, end of year (at prices ranging from $0.01 to $0.10)	8,650,000	8,450,000

At December 31, 2011 and 2010 the weighted average exercise price and weighted average remaining contractual life were $0.06 and $0.06 per share, and 1 year 1 month and 2 year 11 months, respectively.

During 2011, the Company granted 1,200,000 to a director of the Company, exercisable at $0.05 during a four-year period. During 2010, the Company granted 1,900,000 options to two officers and directors of the Company, 700,000 of which are exercisable at $0.10 during a four-year period, and 1,200,000 of which are exercisable at $0.05 during a four-year period.

The weighted average exercise price for options granted during the years ended December 31, 2011 and 2010 were $0.05 and $0.07, respectively. The weighted average exercise price for options expired during the years ended December 31, 2010 were $0.10. The weighted average conversion price for cancelled options in 2011 was $0.025. The weighted average grant date fair value of options granted during the years ended December 31, 2011 and 2010 was $0.01 and $0.01.

19. WARRANTS

 The Company granted common stock purchase warrants between January 1, 2010 and December 31, 2011 which are comprised as follows:

	December 31,
	2011	2010
Outstanding, beginning of year	152,731,315	178,189,648
Granted during the year	5,000,000	67,750,000
Exercised during the year	-	(15,000,000)
Surrendered /cancelled during the year	-	-
Expired during the year	-	(17,208,333)
Outstanding, end of year (at prices ranging from $.025 to $.085)	157,731,315	152,732,315

Eligible, end of year (at prices ranging from $.025 to $.085)	157,731,315	152,731,315

At December 31, 2011 and 2010, the weighted average exercise price and weighted average remaining contractual life is $0.05 and $0.05 per share and 1 year 8 months and 3 years 6 months, respectively.

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

20. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011 and 2010 one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $60,000 and $60,000, respectively, for each period for legal services. The director also received 100,000 common stock options per month during the year ended December 30, 2011, valued at $11,880. The director also received 100,000 common stock options per month during the year ended December 30, 2010, valued at $11,880, and $500,000 warrants in December 2010 valued at $5,000. The balance due to this director at December 31, 2011 and 2010 was $5,000 and $0, respectively.

For the year ended December 31, 2011 and 2010 we incurred an aggregate $444,390 and $252,412, respectively, to companies controlled by the Chief Technology Officer of the Company, for website hosting, website development and technical advisory services, and server farm installations, and paid $7,585 in 2010, for promotional materials.

During 2011 and 2010, the beneficial ownership in the Company’s securities held respectively, by Tell Capital AG of Switzerland and its principal, Ulrich Schuerch on a consolidated basis, was approximately 10.4% and approximately 9.9% of the voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, LTD and Vermoegensverwaltungs-Gesellschaft Zurich LTD. (VGZ) of Switzerland. Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, LTD and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2011 and 2010.During 2011 Cambridge Services, Inc reassigned $503,760 to a third investor Kreuzfeld, Ltd and converted $377,820. During the same periods Discovery Advisory Services converted $721,800 and Kreuzfeld, Ltd. converted $492,760. To complete the acquisition of Kwick!!, Discovery Advisory Services, Kreuzfeld, Ltd and VGZ advanced $679,850, $1,903,580 and $815,820, respectively. During the year ended December 31, 2011, Cambridge Services, Inc. advanced an additional $560,000 and Discovery Advisory Services another $185,000. At December 31, 2011, $785,13434 and $492,416 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $1,914,580 and $815,820 owed to Kreuzfeld, Ltd. and VGZ, respectively. At December 31, 2010, $1,080,984 and $813,996 of such notes were outstanding and owed to Discover Advisory Company and Cambridge Services Inc, respectively. Aditionally, Ulrich Schuerch advanced the Company $100,000 in the year ended December 31, 2011, and holds $340,000 of demand notes issued at a rate of interest of 10%. At December 31, 2010 $240,000 of such notes were outstanding.

.

Kiwibox.Com, Inc.

Notes to Financial Statements

21. ACQUISITION OF KWICK!

On September 30, 2011 Kiwibox.com acquired 100% of the limited partner’s interests in the social network, KWICK!! Community GmbH & Co. KG, a private German Limited Partnership and all of the shares of its General Partner, Kwick!! Community Beteiligungs GMBH for 7,100,000 Euros, payable as follows: 2,500,000 euros at the closing on September 30, 2011. On March 14, 2012 payment arrangements were changed to reflect the following: 2,300,000 Euros by April 13, 2012 and a third payment on or before April 26, 2012 of 1,600,000. This converts using the conversion rate in effect on September 30, 2011 to $8,567,343. The original agreement also called for 700,000 Euros, contingent on certain earnings goals (“original bonus payment”).The original payment was amended by mutual consent of both parties and the original bonus payment possibly due Kwick! were eliminated.

Kwick! is a leading Social network Community in Europe focused on the German speaking market, with more than 1 million members and more than 2.5 Million unique users a month generating 2 Billion page impressions per month.

The following table represents the fair values of the assets acquired and liabilities assumed as of the date of the acquisition:

Cash	$339,198
Accounts receivable, net	643,403
Related party receivables	16,225
Other receivables	120,352
Prepaid expenses and other current assets	43,348
Fixed assets	314,479
Software	80,101
Deferred tax asset	1,106,047
Other assets	24,486
Income tax payable	(78,852)
Accounts payable	(8,061)
Accrued expenses	(171,093)

Net assets acquired with acquisition	$2,429,633

The excess of purchase price over tangible net assets acquired at September 30, 2011 was initially allocated to goodwill in the amount of $6,138,210. Due to exchange rate fluctuations, the Company recorded an unrealized loss of $200,832 against the foreign currency translation gain (loss), reducing the carrying value to $5,937,378.

The goodwill is the residual value after identified assets are separately valued and represents the acquired workforce and expected future cash flows. Goodwill is not expected to be deductible for tax purposes. The Company will obtain a valuation to determine if there are any identifiable intangible assets and the final allocation of the purchase price within the measurement period.

The following unaudited pro forma financial information for the year ended December 31, 2011 and 2010 combines the historical results of the company Kiwibox.com and its acquired subsidiary Kwick! as if the acquisition occurred on January 1, 2010, as follows:

2011	Year Ended December 31, 2011

Revenues	$3,426,181

Net Operating (Loss)	(883,298)

Net (Loss)	(5,113,049)

Net (loss) per share 2011	(0.010)

Kiwibox.Com, Inc.

Notes to Financial Statements

21. ACQUISITION OF KWICK! (Continued)

2010	Year Ended December 31, 2010

Revenues	$5,320,008

Net Operating (Loss)	687,581

Net (Loss)	(2,936,143)

Net (loss) per share	(0.006)

22. FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, accounts receivable, accounts payable, accrued expenses, notes payable, long-term debt and capitalized lease obligations: The carrying amount approximates fair value because of the short term maturity of these instruments.

Limitations

Fair value estimates are made at a specific point in time, based on relevant information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

 23. FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2011, the FASB amended the guidance on testing for goodwill impairment that allows an entity to elect to qualitatively assess whether it is necessary to perform the current two-step goodwill impairment test. If the qualitative assessment determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step test is unnecessary. If the entity elects to bypass the qualitative assessment for any reporting unit and proceed directly to Step One of the test and validate the conclusion by measuring fair value, it can resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on the Company’s results of operations or financial condition.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2011-04, “Fair Value Measurement (Topic 820) Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU No. 2011-04 is intended to improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs, by ensuring that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective disclosure requirements are the same except for inconsequential differences in wording and style. The amendments in ASU No. 2011-04 apply to all reporting entities that are required or permitted to measure or disclose the fair value of an asset, a liability, or an instrument classified in a reporting entity’s shareholders’ equity in the financial statements. Some of the disclosures required by ASU No. 2011-04 are not required for nonpublic entities. These amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the Board does not intend for the amendments to result in a change in the application of the requirements in ASC Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The adoption of ASU 2011-04 did not have a material impact on the Company’s results of operations or financial condition.

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

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

23. FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC 820 to require a number of additional disclosures regarding fair value measurements. The amended guidance requires entities to disclose the amounts of significant transfers between Level 1 and Level 2 of the fair value hierarchy and the reasons for these transfers, the reasons for any transfers in or out of Level 3, and information in the reconciliation of recurring Level 3 measurements about purchases, sales, issuances and settlements on a gross basis. The ASU also clarifies the requirements for entities to disclose information about both the valuation techniques and inputs used in estimating Level 2 and Level 3 fair value measurements. The amended guidance is effective for interim and annual financial periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a significant effect on the Company’s financial statements.

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

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

23. FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS (continued)

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

26. SUBSEQUENT EVENTS

During January, February and March 2012 we received an aggregate $240,000 working capital loans from two accredited investors, which are covered by convertible promissory notes carrying interest at 10% per year.

On February 2, 2012 Cambridge Services Inc. converted $581,269 of debt into 26,000,000 shares of common stock.

On March 21, 2012 Cambridge Services, Inc provided $684,251 under an open promissory note for Kiwibox.com to make a partial payment on the Kwick! acquisition.

Effective March 14, 2012 the terms of the original purchase agreement with Kwick! were modified as noted in Note 21. The second payment was due and paid on April 13, 2012 and the third and final payment is now due on April 26, 2012. The possibility of additional bonus payments to the former owners has been eliminated.

