Form 10-K/A
period 2011-12-31
Kiwibox.Com, Inc.
filed 2012-04-19
CIK 838796

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A2

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

As of April 5, 2012 612,793,060 shares of Common Stock, $.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

EXPLANATORY NOTE

The sole purpose of this Amendment No. 2 to Kiwibox.Com, Inc. Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “Commission”) on April 16, 2012, and Amendment No. 1, filed with the Commission on April 17, 2012, ( collectively, the “Form 10-K”), is to correct the date of the auditor opinion letter from April 16, 2011, to the correct date of April 16, 2012. No other changes have been made to the Form 10-K. This Amendment No. 2 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Kiwibox.Com, Inc. and Subsidiary

We have audited the accompanying balance sheets of Kiwibox.Com, Inc. and Subsidiary as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (impairment), and cash flows for each of the years in the two-year period ended December 31, 2011. Kiwibox.Com, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kiwibox.Com, Inc. and Subsidiary as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

April 16, 2012

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Amendment No. 2 to the Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIWIBOX.COM, INC.

By:	/s/ Andre Scholz	Date:	April 19, 2012
Andre Scholz
President and Chief Executive Officer
(Principal Executive Officer),
Director

By:	/s/ Craig Cody	Date:	April 19, 2012
Craig S. Cody
Secretary, Chief Financial Officer
(Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

//s/ Joseph J. Tomasek	April 19, 2012
Joseph J. Tomasek, Director

/s/ Andre Scholz	April 19, 2012
Andre Scholz, Director