Form 10-Q
period 2012-03-31
Kiwibox.Com, Inc.
filed 2012-05-21
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2012

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

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of May14, 2012, was 612,793,060 shares.

KIWIBOX.COM, INC.

INDEX

		Page
		Number
PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements	3

	Consolidated Balance Sheets
	- March 31, 2012 (unaudited) and December 31, 2011 (restated)	3

	Consolidated Condensed Statements of Operations
	- Three months ended March 31, 2012 and 2011 (unaudited)	4

	Consolidated Statements of Cash Flows
	- Three months ended March 31, 2012 and 2011 (unaudited)	5 - 6

	Notes to Consolidated Financial Statements	7 - 18

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19– 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4	Controls and Procedures	21

PART II - OTHER INFORMATION		22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4T.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other information	22

Item 6.	Exhibits	23

SIGNATURES		24

PART I - Item 1 Financial Statements

Kiwibox.Com, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2012	December 31, 2011
	(Unaudited)	(Restated)
Assets
Current Assets
Cash and cash equivalents	$48,385	$195,613
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	300,192	383,742
Due from related parties	5,115	17,582
Other receivables	53,703	91,443
Income taxes receivable	195,655	90,138
Prepaid expenses and other current assets	96,839	42,241
Total Current Assets	699,889	820,759
Property and equipment, net of accumulated depreciation of $666,556 and $605,112, respectively	206,000	244,314
Website development costs, net of accumulated amortization of $214,595 and $187,128, respectively	121,818	145,211
Excess of purchase price over net assets acquired	6,138,210	5,937,378
Deferred tax Asset	1,074,088	1,052,454
Other assets	39,438	43,815
Total Assets	$8,279,443	$8,243,931

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Bank overdraft	214,370	-
Accounts payable	148,225	228,555
Accrued expenses	892,525	761,191
Due to related parties	27,014	187,264
Obligations to be settled in stock	243,598	249,275
Dividends payable	594,681	581,865
Kwick! acquisition indebtedness	4,556,842	5,221,093
Loans and notes payable - other	140,000	140,000
Loans and notes payable – related parties	340,000	340,000
Convertible notes payable-related parties	4,270,932	4,007,950
Convertible note payable-other, net of debt discount of $45,833	4,167	-
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion feature –related parties	5,462,156	4,704,987
Total Current Liabilities	16,928,039	16,455,709

Commitments and contingencies	-	-

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized; 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized; issued and outstanding 612,793,060 and 586,168,060 shares respectively	61,277	58,618
Additional paid-in capital	50,876,976	49,700,653
Accumulated deficit	(59,472,134)	(57,588,185)
Accumulated other comprehensive loss	(114,801)	(382,950)
Total Stockholders’ Equity (Impairment)	(8,648,596)	(8,211,778)
Total Liabilities and Equity (Impairment)	$8,279,443	$8,243,931

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2012	2011
Net Sales
Advertising	$423,979	$423
Other	38,658	-
Total Net Sales	462,637	423
Cost of Goods Sold
Website hosting expenses	324,575	735
Total Cost of Goods Sold	324,575	735

Gross Profit (Loss)	138,062	(312)

Selling expenses	322,730	63,354
General and administrative expenses	349,867	210,493

Loss From Operations	(534,535)	(274,159)

Other Income (Expense)
Miscellaneous income	15,549	-
Interest expense	(106,072)	(56,619)
Interest expense-derivative conversion features	(956,421)	(343,647)
Amortization – debt discount	(4,167)	-
Change in fair value – derivative liabilities	(318,663)	(9,648)

Total Other Income (Expense)	(1,369,774)	(409,914)

Loss Before Benefit (Provision) for Income Taxes	(1,904,309)	(684,073)
Benefit (Provision) for Income Taxes	33,177	1,125

Net Loss	$(1,871,132)	$(685,198)

Dividends on Preferred Shares	(12,816)	(12,816)

Net Loss Applicable to Common Shareholders, basic and diluted	$(1,883,948)	$(698,014)

Net Loss Per Common Share, basic and diluted	$(0.004)	$(0.001)

Weighted Average of Common Shares Outstanding	522,090,046	498,243,060

All of the stock-based compensation relates to selling, general and administrative expenses.

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows From Operating Activities
Net Loss	$(1,871,132)	$(685,198)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	93,080	22,687
Value of stock for services	13,500	-
Change in fair value – derivative liabilities	318,663	9,648
Intrinsic value of beneficial conversion feature	956,421	343,647
Deferred tax expense	28,612	-
Decreases (Increases) in Assets
Accounts receivable	83,550	-
Income taxes receivable	(105,517)	-
Other receivables	37,740	-
Prepaid expenses	(54,598)	(53,007)
Increases (Decreases) in Liabilities
Bank overdraft	214,370	-
Liabilities to be settled in stock	10,620	18,970
Accounts payable	(80,330)	22,707
Accrued expenses	126,594	66,632
Net Cash Used by Operating Activities	(228,427)	(253,914)

Cash Flows From Investing Activities
Cash outlay – website development costs	-	(23,497)
Cash proceeds (outlay) – other assets	1,000	(21,000)
Purchases of property and equipment	(780)	-
Net Cash Provided (Used) by Investing Activities	220	(44,497)

Cash Flows From Financing Activities
Proceeds from loans/notes payable	894,251	300,000
Net repayments to related parties	(147,783)	-
Payments on acquisition indebtedness	(664,251)	-
Net Cash Provided by Financing Activities	82,217	300,000

Net Increase (Decrease) in Cash	(145,990)	1,589
Effect of exchange rates on cash	(1,238)	-

Cash at beginning of period	195,613	377
Cash at end of period	$48,385	$1,966

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$737	$4,001
Income Taxes Paid	$38,450	$-

The accompanying notes are an integral part of the financial statements.

5

Kiwibox.Com, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Three Months Ended March 31, 2012

Settlement of obligations with common stock	$16,297

Conversions of debt	$581,269

Quarter to date dividend accruals	$12,816

Reduction of derivatives from conversion of debt	$567,915

Debt discount created from derivative instrument	$50,000

Three Months Ended March 31, 2011

Warrants granted in acquisition of other assets

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

On September 30, 2011, Kiwibox.com acquired the German based social network Kwick! Community GmbH & Co. KG (“Kwick”), a wholly-owned subsidiary.

Cash and Cash Equivalents

The Company accounts for cash and other highly liquid investments with original maturities of three months or less as cash and cash equivalents.

Principles of Consolidation

The consolidated financial statements as of and for the three months ended March 31, 2012 and as of December 31, 2011 include the accounts of Kiwibox.com, Inc. and its subsidiary, KWICK! Community GmbH & Co. KG. The activities of the Company’s newly acquired subsidiary KWICK! Community GmbH & Co. KG. are included in the financial statements from the date of acquisition (September 30, 2011) through March 31, 2012. Any significant inter-company balances and transactions have been eliminated.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation on equipment, furniture and fixtures and leasehold improvements is computed on the straight-line method over the estimated useful lives of such assets between 3-10 years, or lease term for leasehold improvements, if for a shorter period. Maintenance and repairs are charged to operations as incurred.

Foreign Currency Translation

Assets and liabilities of foreign operations are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of our foreign subsidiary operating in a non-hyperinflationary economy are recorded as a component of accumulated other comprehensive loss until either sale or upon complete or substantially complete liquidation by the Company of its investment in the foreign entity. Accumulated gain or (loss) on foreign currency translation adjustment was $(114,801) through March 31, 2012.

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

       Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $5,452 and $4,263 for the three months ended March 31, 2012 and 2011, respectively.

Evaluation of Long Lived Assets

Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company accounted for certain convertible debentures issued in the year ended December 31, 2011 and the three months ended March 31, 2012 as derivative liabilities required to be bifurcated from the host contract in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares (see Note 12).

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

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

A total of $-0- and $23,497 was capitalized for web-site development work during the three months ended March 31, 2012 and 2011, respectively.

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset in part by a valuation allowance against the related federal and state deferred tax asset. The remaining deferred tax asset represents the value of future taxable income of the foreign subsidiary that is expected to be offset by amortization of the excess value of the purchase price from the business combination over the subsidiary capital. During the three months ended March 31, 2012, the German subsidiary recognized an approximately $34,000 income tax benefit, which consists of approximately $43,000 benefit from tax loss carryback to 2011 offset by net deferred tax expense of approximately $9,000 based on the effect of the amortization noted above and other tax basis differences. The tax rate used for the three months ended March 31, 2012 is the trade tax rate of 13% payable by partnerships in Germany on taxable profits under tax law in that jurisdiction.

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 257,128,693 common shares at March 31, 2012, comprised of 155,731,315 shares issuable upon exercise of stock purchase warrants, 9,250,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 91,417,841 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest, convertible at the option of five debt holders at a price of 50% of the average closing price for the preceding 10 days, and another holder at $0.025 per share subject to reset, totals $5,158,324 which would yield 278,123,696 shares if fully converted at March 31, 2012, however, the respective notes, all of which were issued to these investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the year, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Revenue Recognition

The Company’s revenue is derived from advertising on the Kiwibox.Com or Kwick. Most contracts require the Company to deliver the customer impressions, click-throughs or new customers, or some combination thereof. Accordingly, advertising revenue is estimated and recognized for the period in which customer impressions, click through or new customers are delivered. Licensing or hosting revenue consists of an annual contract with clients to provide web-site hosting and assistance.

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

2. GOING CONCERN

The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. Our revenues during the foreseeable future are insufficient to finance our business and we are entirely dependent on the willingness of existing investors to continue supporting the Company with working capital loans and equity investments, and our ability to find new investors should the financial support from existing investors prove to be insufficient. If we were unable to obtain a steady flow of new debt or equity-based working capital we would be forced to cease operations. In their report for the fiscal year ended December 31, 2011, our auditors had expressed an opinion that, as a result of the losses incurred, there was substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management’s plans are to continue seeking equity and debt capital until cash flow from operations cover funding needs.

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in these accounts may, at times, exceed the federally insured limits. At March 31, 2012, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. PREPAID EXPENSES

Prepaid expenses consist of the following at:	March 31, 2012	December 31, 2011
Consulting fees	$50,000	$-
Rent	21,129	20,512
Promotional supplies inventory	9,769	10,302
Business insurance	10,011	9,237
Other	5,930	2,190
	$96,839	$42,241

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:	March 31, 2012	December 31, 2011
Furniture	$14,322	$14,322
Leasehold Improvements	24,130	24,130
Computer equipment	639,393	620,746
Equipment	194,712	190,227
	872,557	849,425
Less accumulated depreciation	666,557	605,111
Total	$206,000	$244,314

Depreciation expense charged to operations was $61,446 and $2,485 in the first three months of 2012 and 2011, respectively.

6. INTANGIBLE ASSETS

Intangible assets consisted of software for website development costs as follows:

	March 31, 2012	December 31, 2011
Website development costs	$336,413	$332,339
Less accumulated amortization	214,595	187,128
Total	$121,818	$145,211

Amortization expense for the three months ended March 31, 2012 and 2011 was $27,467 and $20,202, respectively. Additional amortization over the next 5 years is estimated to be as follows:

Amortization expense
December 31, 2012	$60,251
December 31, 2013	15,939
December 31, 2014	35,117
December 31, 2015	1,978
December 31, 2016	1,188
Thereafter	7,345

7. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	March 31, 2012	December 31, 2011

Accrued interest	$567,356	$462,020
Accrued payroll, payroll taxes and commissions	83,775	85,756
Accrued professional fees	185,520	151,862
Accrued rent	22,675	15,158
Miscellaneous accruals	33,199	46,395
Total	$892,525	$761,191

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

8. OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at

	March 31,	December 31,
	2012	2011
Obligation for warrants granted for compensation	$100,000	$100,000

600,000 common shares issuable to a consultant who was a director of the company, for services rendered.	36,000	36,000

200,000 (2012) and 500,000 shares (2011) issuable to the CEO under a consulting agreement	5,100	12,750

2,900,000 options due to former director under an employment agreement	56,858	56,858

3,600,000 (2012) and 3,300,000 (2011) stock options issuable to one director who also serves as the Company’s general counsel	35,640	32,670

1,000,000 warrants granted on the Pixunity.de asset Purchase (see Note 13)	10,000	10,000

25,000 shares issuable to employee (issued 2012)	-	997

	$243,598	$249,275

9. LOANS PAYABLE

The Company (formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at March 31, 2012 and December 31, 2011:

On December 4, 1996, the company (formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000

Total	$75,000

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

10. NOTES PAYABLE

	March 31,	December 31,
	2012	2011
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000

In January 2008 a shareholder loaned the Company $40,000 pursuant to which the Company issued a demand note bearing interest at the rate of 5% per year.	40,000	40,000

From September 2008 through March 2012 five creditors loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 and April 2011 (see Note 12).	4,270,932	4,007,950

During the three months ended March 2012, an individual loaned the Company funds under the terms of a convertible promissory note at interest of 5% per year (see Note 12)	50,000	-

Less: debt discount on above note	(45,833)	-

In January and again in February 2011, a shareholder loaned the Company $50,000 under a demand note at 10%. In 2011, this shareholder loaned the Company $240,000 under a demand note at 10%.	340,000	340,000

Total	$4,680,099	$4,412,950

11. LONG-TERM DEBT

Long-term debt as of March 31, 2012 and December 31, 2011 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	$33,529

Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$-

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

12. DERIVATIVE CONVERSION FEATURES

On July 27, 2010, the Company issued two Class A Senior Convertible Revolving Promissory Notes (“Class A Notes”), one to Cambridge Services, Inc., in the principal amount of $683,996, consolidating the series of loans (and related accrued interest) made to the Company since June 26, 2009, and one to Discover Advisory Company, in the principal amount of $1,160,984, consolidating the series of loans (and related accrued interest) made to the Company since September 19, 2008 and including advances through September 30, 2010. Each of these promissory notes are due on demand, accrue interest at the rate of 10%, per annum, are convertible (including accrued interest) at the option of each lender into Common Stock of the Company at 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001 (the "Conversion Price"). Both promissory notes contain conversion caps, limiting conversions under these notes to a maximum beneficial ownership position of Company common stock to 9.99% for each lender. Each of these notes contains Company covenants, requiring the lenders’ prior written consent in order for the Company to merge, issue any common or preferred stock or any convertible debt instruments, declare a stock split or dividends, increase any compensation to its officers or directors by more than five (5%) during any calendar year.Cambridge Services.During the three months ended March 31, 2012 Cambridge Services, Inc. converted $581,269 and advanced $844,251 of which $664,251 was a payment towards the acquisition of Kwick!

The Company accounted for the conversion features underlying these convertible debentures modified or issued in the year ended December 31, 2011 and the three months ended March 31, 2012 in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures issued to these holders during the three months ended March 31, 2012 under these terms at the relevant commitment dates to be $951,180 utilizing a Black-Scholes valuation model. The company also recognized $567,915 in reduction of fair value to capital for conversions during the quarter. The change in fair value of the liability for the conversion feature resulted in a cost of $317,809 for the three months ended March 31, 2012, which is included in Other Income (Expense) in the accompanying financial statements. The fair value of these derivative conversion features was determined to be $5,406,061 at March 31, 2012.

On February 28, 2012 the Company signed a convertible note with Michael Pisani. This is a 1 year note that is convertible at $0.025 per share in the amount of $50,000. In the event that any portion of any outstanding Company promissory note, preferred share, warrant or stock option held of record by a non-affiliate of the Company is converted, exercised or exchanged for common shares of the Company at a conversion price or conversion rate less than $0.025 per one (1) common share anytime any part of the outstanding principal amount of this note is outstanding, the conversion rate of this note shall automatically be adjusted to such lower conversion rate. The Company evaluated this conversion contingency under the guidance at ASC 815-40-15 and determined that this conversion feature should be bifurcated from the host contract and measured at fair value. The Company valued this conversion feature utilizing a Black-Scholes valuation model and a probability analysis with regard to the reset provision of the conversion price. The Company determined the initial value to be $55,241, with $50,000 recorded as a debt discount and the remainder as interest expense-derivative conversion features. The discount is being amortized over the life of the note. A total of $4,167 in amortization expense was recorded during the three months ended March 31, 2012. The change in fair value of this liability for the conversion feature resulted in a cost of $854 for the three months ended March 31, 2012, which is included in Other Income (Expense) in the accompanying financial statements. The fair value of these derivative conversion features was determined to be $56,095 at March 31, 2012.

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

In May 2010 the Company negotiated a lease of an apartment in New York City for the CEO in order to reduce travel costs. The lease was for 12 months at $2,775 per month through May 31, 2011. In May 2011 the lease was extended through August 31, 2011 at the rate of $2,837. In August 2011 the lease was extended through December 31, 2011 at the rate of $2,837 per month. In December 2011 the lease was again extended through May 31, 2012 with no change in the base rent. The lease has not been currently extended but it is the Company’s intention to do so.

Kwick! has operating leases related to office space in Weinstadt, Germany along with vehicle leases.The office lease is for a term of one year expiring on December 31, 2012 at the rate of $5,858 per month plus utilities. All operating lease contracts over 5 years contain clauses for yearly market rental reviews. The Company does not have an option to purchase the leased office at the expiration of the lease period. These vehicle leases call for minimum monthly payments of $1,688 per month.

Our total rent expenses were$20,562 and $15,122 during the three months ended March 31, 2012 and 2011, respectively.

During the third quarter of 2010 the Chief Technology Officer took over the position of Chief Executive Officer with no changes to the above terms, running through July 30, 2011. On October 6, 2010 the terms of the consulting agreement were modified. The new terms called for a reduced monthly consulting fee of $16,667 to be prepaid in the amount of $50,000 on October 1, 2010 covering the period October 1, 2010 through December 31, 2010, and for $100,000 to be prepaid on January 1, 2011 covering the period January 1, 2011 through June 30, 2011. There were no changes to the stock compensation portion of any earlier agreement. This agreement was again extended in April of 2011 through December 31, 2011 and in December 2011 was extended through December 2012 with no changes to the compensation. In the three months ended March 31, 2012 and March 31, 2011 this officer was granted 300,000 shares in each quarter.

During the third quarter in 2009 we entered into an engagement agreement with a consultant to assist the Company in the liaison to the Company’s shareholders and investors, to promote the Company and its website to the public markets, and to identify potential strategic partners, acquisition opportunities, and joint venture partners for the Company’s social networking website business. The agreement is deemed to have commenced on January 1, 2009 and extended through December 31, 2011, and called for compensation to the consultant in the form of 2,000,000 five year warrants for the purchase of common shares, exercisable at $ 0.025 per share with a cashless exercise provision, for every six month period during the term of the agreement, and the payment in cash of unspecified amounts, the latter at the sole discretion of the Company. The agreement furthermore recognizes that the same consultant had previously provided similar services to the Company for which he received a one-time payment in form of 15,000,000 five year warrants, exercisable at $0.0025 per share.

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

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

  14. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2012 and 2011 one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $15,000 and $15,000, respectively, for legal services. The director also received 300,000 common stock options during the three month periods ended March 31, 2012 and 2011, valued at $2,970 and $2,970 respectively.

During the three months ended March 31, 2012 and 2011 we incurred aggregate expenses of $36,662 and $70,243, respectively, to companies controlled by the Chief Executive Officer, for website hosting, website development, server farm installations and technical advisory services.

Through March 31, 2012, the beneficial ownership in the Company’s securities held respectively, by Tell Capital AG of Switzerland and its principal, Ulrich Schuerch on a consolidated basis, was approximately 11.4% and approximately 9.9% of the voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, LTD and Vermoegensverwaltungs-Gesellschaft Zurich LTD. (VGZ) of Switzerland. Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, LTD and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2012, 2011 and 2010. During the three months ended March 31, 2012 Cambridge Services, Inc converted $581,269 of debt and advanced an additional $844,251. At March 31, 2012, $785,134 and $755,398 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $1,914,580 and $815,820 owed to Kreuzfeld, Ltd. and VGZ, respectively.

The Company, through its subsidiary, Kwick, is party to a service agreement with JAUMO GmbH, Germany, a company partially owned by the officers of Kwick. The subsidiary recognized approximately $38,300 in service revenue from this entity.

15. FAIR VALUE

Some of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts that approximate fair value due to their liquid or short-term nature, such as cash and cash equivalents, receivables and payables.

Effective July 1, 2009, the Company adopted ASC 820, Fair Value Measurements and Disclosures. This topic defines fair value for certain financial and nonfinancial assets and liabilities that are recorded at fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This guidance supersedes all other accounting pronouncements that require or permit fair value measurements. The Company accounted for the conversion features underlying certain convertible debentures in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares.

Effective July 1, 2009, the Company adopted ASC 820-10-55-23A, Scope Application to Certain Non-Financial Assets and Certain Non-Financial Liabilities, delaying application for non-financial assets and non-financial liabilities as permitted. ASC 820 establishes a framework for measuring fair value, and expands disclosures about fair value measurements. ASC 820 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange- traded securities and exchange-based derivatives.

Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

15. FAIR VALUE (continued)

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

The following table reconciles, for the three months ended March 31, 2012, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Conversion Liability at January 1, 2012	$4,704,987
Value of beneficial conversion features of new debentures	1,006,421
Change in value of beneficial conversion features during period	318,663
Reductions in fair value due to principal conversions	(567,915)
Conversion Liability at March 31, 2012	$5,462,156

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the recognition of the conversion liability.

16. ACQUISITION OF KWICK!

On September 30, 2011 Kiwibox.com acquired 100% of the limited partner’s interests in the social network, KWICK! Community GmbH & Co. KG, a private German Limited Partnership and all of the shares of its General Partner, Kwick! Community Beteiligungs GMBH for 7,100,000 Euros, payable as follows: 2,500,000 euros at the closing on September 30, 2011; on March 14, 2012 payment arrangements were changed to reflect the following: 2,300,000 Euros by April 13, 2012 and a third payment on or before April 26, 2012 of 1,600,000. This converts using the conversion rate in effect on September 30, 2011 to $8,567,343. The original agreement also called for 700,000 Euros, contingent on certain earnings goals (“original bonus payment”).The original payment was amended by mutual consent of both parties and the original bonus payment possibly due Kwick! were eliminated. During the three months ended March 31, 2012, the Company paid $664,251 against the acquisition indebtedness. On May 14, 2012 the amended agreement was changed to reflect a decrease in salaries based on restated employment contracts for the former Kwick owners. And the third payment due date was changed to on or before the date the parties sign amendment 2. The third and final payment is currently pending.

Kwick! is a leading Social network Community in Europe focused on the German speaking market, with more than 1 million active members generating 2 Billion page impressions per month.

Due to exchange rate fluctuation, the excess purchase price over the net assets of Kwick increased in value, with a total of $200,832 in unrealized appreciation for the three months ended March 31, 2012. The Company is in the process of determining any identifiable intangible assets and the fair value of the reporting unit for determining these allocations.

The Company was unable to provide the pro forma disclosures required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC)270-10-S99-1(b)(4) for the prior interim period ended March 31, 2011, because in order to provide the required pro forma disclosures the Company, at a minimum, would have had to perform a full review of the acquisition’s financial statements for the comparable period which was not possible without extraordinary and unreasonable expense and delay.

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

17. SUBSEQUENT EVENTS

During April 2012 and through May 14, 2012 we received $125,000 of working capital from accredited investors, which are covered by convertible promissory notes.

On April 19, 2012 Discovery Advisory Services advanced the Company $2,436,588 to complete the second payment on the acquisition of Kwick!

On May 14, 2012 an amendment was signed on the Kwick! Acquisition reducing the salaries of the former Kwick! principals.

18. RESTATEMENT

Subsequent to the end of the three month period ended March 31, 2012, the Company discovered that certain errors occurred involving the recognition of certain year-end balances of the German subsidiary, Kwick, as of December 31, 2011. The balances at December 31, 2011 as presented have been restated to reflect the correction of these errors, as follows.

Kwick had cancelled a contract with a customer, which should have resulted in the de-recognition of the related accounts receivable at year-end. A total of 84,000 Euros was incorrectly included the balance of Accounts Receivable. In addition, one of the former principals of Kwick advanced the subsidiary a total of 100,000 Euros in December 2011. This loan payable should have been included as a balance at December 31, 2011, but was incorrectly included in a partner liability that was eliminated at year-end. The offsetting caption for these Balance Sheet discrepancies was Accumulated Other Comprehensive Loss in both cases. A summary of the effect of the restatement follows.

Balance Sheet Item	As Reported	As Restated

Accounts receivable	$492,430	$383,742
Due to related parties	57,874	187,264
Accumulated other comprehensive loss	(144,872)	(382,950)

The restatement results in a decrease in current and total assets of $108,688, an increase in current and total liabilities of $129,390, and an increase in accumulated other comprehensive loss of $238,078.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Kiwibox.Com, Inc., contained herein and in the Company’s annual report for the year ended December 31, 2011 as filed on Form 10-K. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Description of Business

The company successfully acquired the German social network  Kwick! in the third quarter 2011. This acquisition adds more than 10 million registered members with around 1 million active users, who create more than 2 billion page impressions a month in the Kiwibox network. This community has been online since 1999 and has been cash flow positive since inception. We are continuing to optimize this website and develop mobile applications to keep these users engaged across multiple platforms. We are presently increasing the number of events sponsored in Germany as a way to bind our German members to our website.

The Company has successfully integrated Pixunity to the US market and will continue to add impressive features throughout the year. At the same time we continue to increase our market presence.  Our promotional teams, both inside and outside of New York City, continue to develop  partnerships with event organizers and businesses along the East Coast of the United States and plan further expansion of these types of market alliances thoughout 2012.

The Company will continue focusing on growth through acquisition and explore new language markets, and expects to start another due diligence process in the next six months.

The Company attaches great importance to its innovative technology developments and continues to follow the top social network market leaders with technology upgrades, providing its users with an alternative social networking opportunity in the web and through mobile apps.

Based on the integration work the operating expenses, not including stock-based compensation, are at a level of approximately $100,000 per month. We expect income received as a result of the recent acquisition to minimize or wave the funding needed from existing investors (see sections “Loans and Notes Payable”).

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

The Company continues to look at cost cutting measures at its Kwick subsidiary and expects the subsidiary to return to  profitable after the integration-process is completed in the second quarter 2012.

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

For the quarter ended March 31, 2012, total revenues amounted to $423,979, compared to $423 recorded in the first quarter in 2011. The increase is solely due to the operations of Kwick!.

Gross profit (loss) for the quarter ended March 31, 2012 amounted to $138,062 as compared to $(312) for the corresponding interim period in 2011. The increase is solely due to the operations of Kwick!.

After deducting selling and general and administrative expenses of $672,597 for the first quarter ended March 31, 2012 compared to $273,847 recorded in the same period in 2011, the Company realized an operating loss of $534,535 for the first quarter of 2012 as compared to an operating loss of $274,159 for the same period in 2011. The increase in operating expenses was the result of increased online and organic marketing efforts and the addition of the operations of Kwick!.

The quarter concluded with a net loss of $1,871,132. After accounting for dividends accrued on outstanding preferred stock which totaled $12,816, the net loss applicable to common shareholders was $1,883,948 or $0.004 per share compared to a net loss applicable to common shareholders of $698,014 or $0.001 per share for the first quarter in the previous year.

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

Our deficit in working capital amounted to $16,228,150 at March 31, 2012, as compared to $15,634,950 at December 31, 2011. The change is primarily attributable the losses incurred in the first quarter of 2012. Stockholders’ equity showed an impairment of $8,648,596 at the end of the period, compared to an impairment of $8,211,778 at the beginning of the year (as restated). The negative cash flow from operations during the three months totaled $228,427 and was financed by new debt.

Our bank debt as of March 31, 2012 consisted of a bank overdraft of $214,370. Aside from trade payables and accruals, our remaining indebtedness at March 31, 2012 consisted of certain notes and loans aggregating $4,800,932 and the following obligations. The position “Obligations to be settled in stock” of $243,598 accounts for common shares due under consulting agreements, and for services to be settled in common stock options and warrants, where the underlying securities had not yet been issued. Current liabilities also include $594,681 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

Item 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended March 31, 2012 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As of March 31, 2012, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of March 31, 2012, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of March 31, 2012 and December 31, 2011 and the related statements of operations, stockholders’ equity, and cash flows for the quarters ended March 31, 2012 and 2011, in conformity with generally accepted accounting principles.

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

Changes in Internal Controls over Financial Reporting

Other than as stated above, during the quarter ended March 31, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any pending material legal proceedings.

Item 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Issuance of unregistered securities

During the first quarter in 2012 the Company did sell any unregistered securities.

(b)	Not applicable

(c)	None

Item 3 DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $594,681. These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- None

Item 5 OTHER INFORMATION

- None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.01.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 18, 2012.

31.02.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 18, 2012.

32.01.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 18, 2012.

(b)	Reports on Form 8-K:

On January 5, 2012, the Company filed a current report on Form 8-K with the Commission, announcing the Kiwibox.com and kwick.de released app updates for the Itunes and Android market via a press release of the same date.

On March 20, 2012, the Company filed a current report on Form 8-K with the Commission, announcing its reduction of its acquisition price for Kwick! via a press release of the same date.

On May 18, 2012, the Company filed a current report on 8-K with the commission, announcing the Company made the last payment of 1,600,000 Euros ($2,052,800) for all of the assets of KWICK!, the German social network it acquired on September 30, 2011, paying a total purchase price of 6,400,000 Euros for the popular German social network business. In addition, Jens Kammerer and Benjamin Roth, the owners who sold their interests to the Company, also agreed to reduce their employment salaries by 50% for the remainder of their employment contracts, an annual savings of approximately 185,250 Euros, by virtue of an amendment to the purchase agreement and their employment contracts signed on May 14, 2012. Each may now earn cash bonuses of 10% of their salaries for every 5% increase in revenues, up to a cap of 100% of their then applicable salaries of 7,500 Euros, in the case of Jens Kammerer, and 6,800 Euros, in the case of Benjamin Roth

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Kiwibox.Com, INC.

Date:	May 18, 2012	By:	/s/ Craig S. Cody
Craig S. Cody
Chief Financial Officer

