Form 10-K/A
period 2011-12-31
Kiwibox.Com, Inc.
filed 2012-06-05
CIK 838796

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

As of April 15, 2012 612,793,060 shares of Common Stock, $.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

Explanatory Note

This Form 10-K/A is being filed for the purpose of restating the financial statements for the fiscal year ended December 31, 2011 as contained in the Company's Form 10-K filed with the U.S. Securities and Exchange Commission on April 17, 2012. The restatement involves the correction of certain balances at December 31, 2011. The restatements do not have an effect on net loss in 2011, but had a material effect on current assets, current liability and total stockholders’ equity.

As discussed in the footnote to the financial statements entitled “RESTATEMENT”, certain errors resulting from omission of the effects of transactions involving the Company’s foreign subsidiary during the year ended December 31, 2011 and the related effect on accumulated other comprehensive loss were discovered by management of the Company during the current year. Accordingly, the 2011 financial statements have been restated as described in the footnote due to corrections made for the year ended December 31, 2011. Items 6, 7 and 13 of this Form 10-K/A also contain revisions to reflect these restatements. This Form 10-K/A has not been updated for events or information subsequent to the date of filing of the original Form 10-K, except in connection with the foregoing.

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

On September 30, 2011, Kiwibox.com acquired the German based social network Kwick! (see Note 21 of the Financial Statements).

The Company is currently subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934. The Company has the authority to issue an aggregate of One Billion Four Hundred Million (1,400,000,000) Common Shares, par value $.0001, following an increase from 700,000,000 shares, authorized by the Company on January 29, 2009, and Three Million (3,000,000) Preferred Shares, par value $.001, of which at December 31, 2011, Two Thousand Five Hundred (2,500) were designated as Cumulative Preferred Shares, par value $.001; Three Hundred Thousand (300,000) were designated as Series A Senior Convertible Preferred Stock, par value $0.001; Three Hundred Fifty Thousand (350,000) were designated as Series B Senior Convertible Preferred Stock, par value $0.001; One Hundred Twenty Thousand (120,000) were designated as Series C Senior Convertible Preferred Stock, par value $0.001; Five Hundred Thousand (500,000) were designated as Series D Senior Convertible Preferred Stock, par value $0.001; Five Hundred Thousand (500,000) were designated as Series E Senior Convertible Preferred Stock, par value $0.001, and Forty-Three Thousand Six Hundred Ten (43,610) were designated Series G Senior Convertible Preferred Stock

As of December 31, 2011, there were outstanding 586,168,060 Common Shares, 1 Cumulative Preferred Share, and 85,890 Convertible Preferred Shares.

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

Besides employee moderation, the Kiwibox.com platform is equipped with advanced technology safety features. This includes the private sphere configuration of users, contact blocs for larger age differentials, anti-spam protection and intelligent self-learning user-scoring feature. In addition to this, Kiwibox.com has recently implemented state of the art security features such as former Attorney General Andrew M. Cuomo’s hash value database in order to block images of children being sexually abused. With the combination of human moderation and advanced technology, users are afforded a safe and secure site. Our Kwick! subsidiary uses a team of online volunteers to monitor the site and assist users to optimize their time spent on the site,

Competition

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

Intellectual Property

We currently own trademarks on Kwick! (European) , Kwick!anddirty (Germany), deinefreundeunddu (Germany) and Kwick! (Switzerland) . However, the Kiwibox.com web and mobile software and other related intellectual property rights are important assets. We hold the Internet domain names Kiwibox.com, Kiwibox.net, Kiwibox.org, Kwick!.de as well as other country-code top level domains (e.g. kiwibox.cn) and feature-based domains like 4kiwi.com.

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

Early Stage Company; Generation of Revenues

Kiwibox.Com, Inc. (“Kiwibox” or “the Company”) can be considered an early stage company and investors cannot reasonably assume that we will ever be profitable. As an early stage company, we are likely to continue to have financial difficulties for the foreseeable future. Our recent acquisition of Kwick! has added a reliable stream of revenues to our operations but the profit generated by Kwick! is currently not sufficient to fund Kiwibox.com. We may successfully re-develop our website operations and generate additional revenues but still be unable to achieve profitability. Kiwibox had devoted substantial funds to develop its website, but investors should be aware that there can be no assurance that Kiwibox will ever achieve revenues that exceed its operational costs. We may not obtain the funding necessary to provide Kiwibox with the working capital necessary to continue to develop and market its website. Moreover, the Kiwibox.com website may not receive sufficient internet traffic to increase revenues or achieve profitability.

Doubt Raised About our Ability to Continue as a Going Concern.

Our financial statements have been presented on the basis that we will remain a going concern and that our assets will increase and that we will satisfy our liabilities in the normal course of our business. Kiwibox has had minimal revenues and/or has incurred operating losses during the fiscal years ended December 31,2008, 2009, 2010 and 2011. Our independent auditors have concluded that these factors create an uncertainty about our ability to continue as a going concern. Our ability to continue as a going concern is dependent, among other factors, on our continued success in raising capital.

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

Balance Sheet

	December 31,
	2011 (Restated)	2010	2009	2008	2007
Total assets	$8,243,931	$166,436	$141,415	$130,672	$3,221,336
Current liabilities	16,326,319	6,181,044	2,311,386	5,179,293	6,316,912
Long-term debt	-	-	-	-	-
Working capital	(15,505,560)	(6,145,931)	(2,226,345)	(5,148,331)	(5,826,532)

Stockholders’ equity (impairment)	$(8,211,778)	$(6,014,608)	$(2,169,971)	(5,048,621)	3,095,576)

Statement of Operations

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Total revenues	$599,615	$2,039	$50,450	$59,421	$29,745
Operating loss	(1,500,610)	(1,181,626)	(1,609,956)	(6,206,870)	(2,447,832)
Net loss	(5,900,537)	(3,972,372)	(2,440,465)	(5,493,764)	(3,881,652)
Net loss after dividends on preferred shares	(5,951,800)	(4,023,635)	(2,491,728)	(5,545,096)	(3,935,133)
Net loss per common share	$(0.011)	$(0.008)	$(0.006)	$(0.015)	$(0.016)
Number of shares used in computing per share data	522,090,046	494,315,316	447,090,174	373,156,459	243,609,819

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In continuing its efforts to exploit other available revenue sources in addition to its current efforts focused on organic membership growth, the Company acquired the German social network Kwick! on September 30, 2011. Management believes that this acquisition will significantly enhance the Company’s competitive market position during 2012..

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

Gross Profit (Loss) amounted to $102,505 after considering $497,110 costs of goods sold. After deducting selling, research, and general and administrative expenses of $1,606,116 compared to the $1,179,870 recorded in 2010, the Company realized an operating loss of $1,500,610 compared to an operating loss of $1,181,626 in 2010. For the year 2012 management expects a reduction in operating expenses which, coupled with an expected increase in revenues, due to the acquisition of Kwick! will start a process of putting the company on a path towards eventually eliminating the erosion of shareholder value.

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

Our deficit in working capital amounted to $15,505,560 at December 31, 2011, as compared to $6,145,931 at December 31, 2010. Stockholders’ equity showed an impairment of $8,211,778 at the end of the year, compared to an impairment of $6,014,608 at the beginning of the year. The cash flow from operations totaled $(889,374) and was brought about primarily due to our acquisition of Kwick!. We have no bank debt and our indebtedness at December 31, 2011, excluding the other current liabilities described below, consisted of certain notes and loans aggregating $4,487,950 and advances from related parties of $187,264. The position “Obligations to be settled in stock” of $249,275 includes $113,275 for common shares and options accrued for certain officers and directors pursuant to their respective employment and remuneration agreements, and $136,000 for stock and warrants due under consulting agreements. Current liabilities also include $581,865 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

Joseph J. Tomasek, Age 65 - Director. Mr. Tomasek was appointed a director in February 2000. Mr. Tomasek also serves as our General Counsel and coordinates our legal affairs in such role. In addition to serving in these Company positions, Mr. Tomasek represents U.S. and international clients in corporate and securities law matters. Mr. Tomasek received his Juris Doctor and Bachelor of Arts Degrees from Seton Hall University and a Certificate d'Etudes in European Studies from the University of Strasbourg, France. Mr. Tomasek is a member of the Bars of the States of New Jersey,and New York.

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

(1)

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compen sation ($) (g)	Non- Qualified Deferred Compensation Earnings ($) (h)	All Other Compen sation ($) (i)	Total ($)
Andre Scholz	2011	200,000	-	28,950	-	-	-	-	228,950
Chief Executive	2010	230,000	-	24,000	-	-	-	-	254,000
Officer, President,	2009	140,000	-	25,000	-	-	-	20,000	185,000
Director

Joseph J. Tomasek,	2011	-	-	-	11,880	-	-	60,000	71,880
Esq., Director and	2010	-	-	-	11,880	-	-	65,000	76,880
General Legal Counsel	2009	-	-	-	8,910	-	-	185,000	193,910

Joerg Otzen	2011	-	-	-	-	-	-	-	-
Director	2010	-	-	-	-	-	-	5,000	5,000
	2009	-	-	-	-	-	-	-	-

Craig S Cody	2011	91,000	-	-	-	-	-	3,500	94,500
Chief Financial	2010	59,750	-	-	-	-	-	27,462	87,212
Officer	2009	-	-	-	-	-	-	18,450	18,450

Rudolf Hauke	2011	-	-	-	-	-	-	-	-
Chief Executive	2010	-	-	-	13,867	-	-	-	13,867
Officer, President,	2009	36,000	-	23,790	-	-		48,000	107,790
Director

Joerg H. Klaube	2011	-	-	-	-	-	-	-	-
Chief Financial	2010	30,763	-	-	-	-	-	-	30,763
Officer, Director	2009	60,885	-	-	-	-	-	-	60,885

Michael Howard	2011	-	-	-	-	-	-	-	-
Employee of	2010	-	-	-	-	-	-	-	-
Subsidiary	2009	75,866	-	-	-	-	-	-	75,866

All executive	2011	291,000	-	28,950	11,880	-	-	63,500	395,330
officers and named	2010	320,513	-	24,000	25,747	-	-	97,462	467,722
significant	2009	312,751	-	25,000	32,700	-	-	253,000	623,451
employees and directors as a group

Andre Scholz 2009-2011: Andre Scholz joined the Company in May 2009, as our Chief Technology Officer and as a director. On August 1, 2010 Mr. Scholz took over as President and Chief Executive Officer. During 2011, we paid Mr. Scholz $200,000 as salary. He also has accrued 1,200,000 common shares earning 100,000 common shares every month. These shares were accrued for and valued at $28,950. During the first quarter of 2010, the company issued the 500,000 shares for the signing bonus and 950,000 shares towards the accrued monthly allowance. In the third quarter the company issued an additional 500,000 shares towards the accrued monthly allowance. During 2010, we paid Mr. Scholz $230,000 as salary and $20,000 in consulting fees prior to his entry into the Company. . During 2009, we paid Mr. Scholz $140,000 as salary and $20,000 in consulting fees prior to his entry into the Company He also has accrued 500,000 common shares as a signing bonus and is earning 100,000 common shares every month, beginning with May 15, 2009. All but 500,000 of these shares have been issued through December 31, 2011.

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

Joseph J. Tomasek 2011-2009: During fiscal years 2011, 2010 and 2009, the Company incurred or paid $60,000, $65,000 and $ 185,000, respectively, to Mr. Tomasek for legal services rendered to the Company. . In 2011 Mr. Tomasek earned options for 1,200,000 restricted shares, valued at $11,880 pursuant to the Black-Scholes valuation formula. In 2010 Mr. Tomasek earned options for 1,200,000 restricted shares, valued at $11,880 pursuant to the Black-Scholes valuation formula. In addition, Mr. Tomasek was granted 500,000 stock warrants, valued at $5,000 pursuant to the Black-Scholes valuation formula. In 2009 Mr. Tomasek earned options for 900,000 restricted shares, valued at $8,910 pursuant to the Black-Scholes valuation formula. These options are earned at the rate of 100,000 options per month, beginning with April 2009.

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

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards No. of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	No. of Shares or Units of Stock that have not vested	Market Value of Shares or Units of Stock that have not vested	Equity Incentive Awards, Shares, Units Or other Rights that have not vested	Equity Incentive Plan Awards: Market or Payout value of Unearned Shares,Units or other rights that have not vested
Rudolf Hauke, CEO and President	2,400,000	-	-	$0.10	8/14/2012 to 1/14/2014	-	-	-	-

Joseph J.	1,000,000	-	-	$0.025	6/26/13	-	-	-	-
Tomasek,	3,300,000	-	-	$0.05	4/30/14 to
Director					12/31/14
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

During 2011 and 2010, we paid or incurred an aggregate $444,390 and $252,412 respectively to companies controlled by the Chief Executive Officer (and former Chief Technology Officer) of the Company, for website hosting, website development and technical advisory services, and server farm installations, and $7,585 in 2010 for promotional materials. Of these costs, $32,622 and $121,179 was capitalized as website development costs in 2011 and 2010, respectively. In addition, In 2010 these companies reimbursed the Company for $20,642 in rent incurred for the corporate apartment utilized by the Chief Executive Officer.

During 2009, we paid or incurred an aggregate $56,308 to companies controlled by the Chief Technology Officer of the Company, for website hosting, website development and technical advisory services, and server farm installations, and $69,839 for promotional materials.

During 2011, one former principal of Kwick! advanced the subsidiary 100,000 Euros.

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

(b) Reports on Form 8-K

During the fourth quarter in 2011, the Company filed the following reports on Form 8-K:

On October 4, 2011, the Company filed a report on Form 8-K, announcing the acquisition of Kwick!! KG and GmBH a German social network

On October 5, 2011, the Registrant accepted the resignation of Joerg Otzen from his position as a member of the Board of Directors of Registrant. Mr. Otzen’s resignation was not the result of any disagreement with the Registrant in relation to any of Registrant’s operations, policies or practices.

On October 25, 211 the company filed a Form 8-K, announcing skyrocketing growth.

On November 7, 2011, the Company filed a report on Form 8-K, announcing that KWICK!! Ranks second in social media sites and Android dating apps!

On November 29, 2011, the Company filed a report on Form 8-K, announcing that announced Harbinger Research has recently issued an updated research report on Kiwibox.com.

On December 14, 2011, the company filed a report on Form 8-K, poviding (1) the audited financial statements of Kwick! for the fiscal years ended December 31, 2009 and 2010, (2) the unaudited financial statements of Kwick! for the nine months ended September 30, 2011 and 2010, and (3) the unaudited pro forma condensed consolidated statements of operations of Kwick! for the nine months ended September 30, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIWIBOX.COM, INC.

By:	/s/ Andre Scholz	Date: June 1, 2012
Andre Scholz
President and Chief Executive Officer
(Principal Executive Officer),
Director

By:	/s/ Craig Cody	Date: June 1, 2012
Craig S. Cody
Secretary, Chief Financial Officer
(Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

//s/ Joseph J. Tomasek	June 1, 2012
Joseph J. Tomasek, Director

/s/ Andre Scholz	June 1, 2012
Andre Scholz, Director

EXHIBIT INDEX

(A)	Financial Statements and Notes to Financial Statements

(3) (i)	Articles of Incorporation and Amendments thereto, incorporated herein by reference to Exhibits of previous filings with the Commission.

(3) (ii)	Bylaws of the Company, incorporated herein by reference to Exhibits of previous filings with the Commission.

10.25* Copy of Agreement and Plan of Reorganization, Dated February 19, 2007, between the Company, Kiwibox Media, Inc. and the Kiwibox Shareholders, and Form of Employment Agreement for the Three Kiwibox Shareholders,

10.27*	Amendment No. 3 to Agreement and Plan of Reorganization, dated July 31, 2007 and Effective August 2, 2007.

10.28*	Preliminary Employment Agreement with Paul Farris, Dated September 19, 2007

10.29*	Amendment No. 4 to Agreement and Plan of Reorganization, dated as of December 3, 2007.

10.30*	Amendment No. 5 to Agreement and Plan of Reorganization, dated as of December 31, 2007.

10.31*	Standstill Letter Agreement, dated as of January 30, 2008.

10.32*	Standstill Letter Agreement, dated as of February 11, 2008.

10.33*	Amendment No. 6 to Agreement and Plan of Reorganization, dated as of February 28, 2008.

10.34*	Engagement Agreement, Dated June 27, 2008, between Tell Capital AG and the Company.

10.35*	Resignation Agreement, Dated August 19, 2008, between Ivan Tumanov and the Company.

10.36*	Form of Demand Notes issued by the Company to Lender, Discover Advisory Company.

10.36-1*	Form of corrected Demand Notes issued by the Company to Lender, Discover Advisory Company.

10.36-2	Form of Registrant’s Master Corporate Promissory Note, dated June 4, 2009, delivered and accepted by Discover Advisory Company, attached as an exhibit to Registrant’s Form 8-K filed with the Commission on June 12, 2009.

10.37	Copy of Stock Pledge Agreement, dated June 4, 2009, by and between Registrant and Discover Advisory Company- attached as an exhibit to Registrant’s Form 8-K filed with the Commission on June 12, 2009.

10.38	Copy of Consulting Agreement, dated June 1, 2009, between the Registrant, Kiwibox Media, Inc. and Andre Scholz attached as an exhibit to Registrant’s Form 8-K filed with the Commission on June 12, 2009.

10.39	Form of Registrant’s Securities Purchase Agreement, with Warrant as an Exhibit: attached as an exhibit to Registrant’s Form 8-K filed with the Commission on December 31, 2009.

10.40	Certificate of Ownership and Merger of Kiwibox Media, Inc. with and into Magnitude Information Systems, Inc., including Corporate Name Change, dated December 15, 2009 and as filed with the Secretary of State of Delaware on December 17, 2009. attached as an exhibit to Registrant’s Form 8-K filed with the Commission on December 31, 2009

31.01A.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 1, 2012.

31.02A.	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated June 1, 2012.

32.01A.	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 1, 2012.

32.02A.	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated June 1, 2012.

*	Documents filed as exhibits to Registrant’s current reports, quarterly reports, annual reports and registration statements and amendments thereto with the U.S. Securities and Exchange Commission.

OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE

(a)	The Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2011, June 30, 2011, and September 30, 2011.

(b)	All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act since the Company’s fiscal year ended December 31, 2010

Kiwibox.Com, Inc.

Financial Statements

December 31, 2011 and 2010

Kiwibox.Com, Inc.

Index to the Financial Statements

December 31, 2011 and 2010

Page

Report of Independent Registered Public Accounting Firm	2

Financial Statements

Balance Sheets	3

Statements of Operations	4

Statements of Stockholders Equity (Impairment)	5-6

Statements of Cash Flows	7-8

Notes to the Financial Statements	9-29

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

As discussed in Note 27 to the financial statements, the financial statements have been restated due to the discovery of certain errors occurred involving the recognition of certain year-end balances as of December 31, 2011.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

April 16, 2012, except for Note 27, which date is June 1, 2012

Kiwibox.Com, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2011	December 31, 2010
	(Restated)
Assets
Current Assets
Cash and cash equivalents	$195,613	$377
Accounts receivable, net of allowance for
doubtful accounts of $0 and $0, respectively	383,742	295
Due from related parties	17,582	-
Other receivables	91,443	-
Income taxes receivable	90,138	-
Prepaid expenses and other current assets	42,241	34,441
Total Current Assets	820,759	35,113
Property and equipment, net of accumulated depreciation of $605,112 and $88,505	244,314	15,323
Website development costs, net of accumulated amortization of $187,128 and $32,864	145,211	106,244
Excess of purchase price over net assets acquired	5,937,378	-
Deferred tax Asset	1,052,454	-
Other assets	43,815	9,756
Total Assets	8,243,931	166,436

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Accounts payable	228,555	226,760
Accrued Expenses	761,191	309,117
Due to related parties	187,264	-
Obligations to be settled in stock	249,275	183,648
Dividends payable	581,865	530,602
Kwick! acquisition indebtedness	5,221,093	-
Loans and notes payable - other	140,000	140,000
Loans and notes payable – related parties	340,000	240,000
Convertible notes payable-related parties	4,007,950	1,894,980
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion feature –related parties	4,704,987	2,622,408
Total Current Liabilities	16,326,319	6,181,044

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized;
85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized; issued and outstanding 586,168,060 and 498,243,060 shares respectively..	58,618	49,824
Additional paid-in capital	49,700,653	45,571,867
Accumulated deficit	(57,588,185)	(51,636,385)
Accumulated other comprehensive loss	(382,950)	-
Total Stockholders’ Equity (Impairment)	(8,211,778)	(6,014,608)
Total Liabilities and Equity (Impairment)	$8,243,931	$166,436

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

Kiwibox.Com, Inc. and Subsidiary

Statement of Stockholders’ Equity (Deficit)

Year Ended December 31, 2010

	Convertible Preferred Shares		Cumulative Preferred Shares		Common Stock		Stock Subscriptions	Additional Paid in	Accumulated	Loans Receivable	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	- Stockholders	Equity (Deficit)

Balances, January 1, 2010	85,890	$86	1	$-	478,168,060	$47,817	$(124,500)	$45,519,375	$(47,612,749)	$-	$(2,169,971)

Issuance of stock – cash received for stock subscriptions	-	-	-	-	5,000,000	500	124,500	-	-	-	125,000

Issuance of stock purchase warrants for services performed	-	-	-	-	-	-		15,000	-	-	15,000

Cashless exercise of stock warrants	-	-	-		13,125,000	1,313		(1,313)			-
Issuance

Partial settlements of obligation to be settled in stock	-	-	-	-	1,950,000	195		38,805	-	-	39,000
					-	-		-		-	-

Dividends on conv. preferred stock	-	-	-	-	-	-		-	(51,263)	-	(51,263)

Net loss, year ended December 31, 2010	-	-	-	-	-	-		-	(3,972,372)	-	(3,975,765)

Balances, December 31, 2010	85,890	$86	1	$-	498,243,060	$49,825	$-	$45,571,867	$(51,636,384)	$-	$(6,014,608)

Kiwibox.Com, Inc. and Subsidiary

Statement of Stockholders’ Equity (Deficit)

Year Ended December 31, 2011

(Restated)

	Convertible Preferred Shares		Cumulative Preferred Shares		Common Stock		Additional Paid in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)

Balances, January 1, 2011	85,890	$86	1	$-	498,243,060	49,824	45,571,867	(51,636,385)	-	(6,014,608)

Issuance of stock for services performed	-	-	-	-	725,000	73	28,855	-		28,928

Shares issued upon conversions of debt	-	-	-		86,000,000	8,600	2,022,680			2,031,280

Recognition of capital from conversion of derivative liabilities	-	-	-	-	-	-	2,053,370	-		2,053,369

Partial settlements of obligation to be settled in stock	-	-	-	-	1,200,000	120	23,880	-		24,000

Dividends on conv. preferred stock	-	-	-	-	-	-	-	(51,263)		(51,263)

Net loss, year ended December 31, 2011								(5,900,537)		(5,900,537)

Other comprehensive income:

Foreign currency translation loss	-	-	-	-	-	-	-	-	(382,950)	(382,950)

Balances, December 31, 2011	85,890	$86	1	$-	586,168,060	$58,618	$49,700,653	$(57,588,185)	$(382,950	(8,211,778)

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc. and Subsidiary

Statements of Cash Flows

	Year Ended December 31,
	2011 (Restated)	2010
Cash Flows From Operating Activities
Net Loss	$(5,900,537)	$(3,972,372
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and amortization	150,093	42,302
Securities issued for services	28,928	15,000
Intrinsic value of beneficial conversion feature	3,659,670	2,083,716
Change in fair value – conversion features	476,281	538,692
Change in deferred taxes	53,593	-
Impairment of software assets	-	11,880
(Gain) loss on disposition of assets	13,084	(2285)
Foreign transaction loss	53,086	-
Decreases (Increases) in Assets
Accounts receivable	259,956	1,705
Income taxes receivable	(168,990)
Other receivables	28,909
Prepaid expenses	35,548	46,082

Increases (Decreases) in Liabilities
Obligations to be settled in stock	79,627	89,748
Accounts payable	46,733
Accrued expenses	344,644	173,205
Net Cash Used by Operating Activities	(889,374)	(972,327)
Cash Flows From Investing Activities
Proceeds from sale of assets	49,144	4,520
Cash outlay – website development costs	(41,024)	(129,230)
Cash outlay – other assets	(9,572)	-
Cash acquired – business combination	339,198	-
Purchases of property and equipment	(35,261)	(10,104)
Net Cash Provided (Used) by Investing Activities	302,485	(134,814)

Cash Flows From Financing Activities
Proceeds from loans payable	845,000	980,000
Net proceeds from related parties	185,907	-
Proceeds from issuance of common and preferred stock and warrants	-	125,000
Net Cash Provided by Financing Activities	1,030,907	1,105,000

Net Increase (Decrease) in Cash	444,018	(2,141)
Effect of exchange rates on cash	(248,782)	-
Cash at beginning of period	377	2,518
Cash at end of period	$195,613	377
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$4,016	$4,467
Income Taxes Paid	$124,299	$-

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc. and Subsidiary

Statements of Cash Flows

Year Ended December 31, 2010

NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Year Ended December 31, 2011

Settlement of obligations with common stock	$24,000

Acquisition of subsidiary via acquisition indebtedness and affiliate debentures	$8,567,843

Conversion of debt and related derivative liabilities	$2,031,280

Warrants granted in acquisition of other assets	$

Year to date dividend accruals	$51,263

Reduction of derivatives from conversion of debt	$2,053,372

The Year Ended December 31, 2010

Cashless exercise of warrants	$1,313

Setlement of obligations with common stock and common stock options	$39,000

Reclassification of accrued interest to debt principal	$164,980

Offset of security deposits against accrued rent	$7,968

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

Foreign Currency Translation

Assets and liabilities of foreign operations are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of our foreign subsidiary operating in a non-hyperinflationary economy are recorded as a component of accumulated other comprehensive loss until either sale or upon complete or substantially complete liquidation by the Company of its investment in the foreign entity. Accumulated gain or (loss) on foreign currency translation adjustment was $(382,950) for the year ended December 31, 2011.

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

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

14. FAIR VALUE (continued)

The following table reconciles, for the year ended December 31, 2011, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Conversion Liability at January 1, 2010	$-
Value of beneficial conversion features of new debentures	2,083,716
Change in value of beneficial conversion features during period	538,692
Reductions in fair value due to principal conversions	-

Balance of Emb Conversion Liability at December 31, 2010	2,622,408
Present V Value of beneficial conversion features of new debentures	3,659,669
Present V Change in value of beneficial conversion features during period	476,281
Reductions in fair value due to principal conversions	(2,053,371)
Conversion Liability at December 31, 2011	$4,704,987

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

Rudolf Hauke (former President and Chief Executive Officer): During 2010, Mr. Hauke earned 700,000 non-qualified 4-year stock options, exercisable at $0.10 per common share, valued at $13,867 pursuant to the Black-Scholes valuation formula . In computing the Black Scholes values we used a volatility of 283% and risk-free interest rates of 2.6% and 3.3%.

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

The weighted average exercise price for options granted during the years ended December 31, 2011 and 2010 were $0.05 and $0.07, respectively. The weighted average exercise price for options expired during the years ended December 31, 2010 were $0.10. The weighted average conversion price for cancelled options in 2011 was $0.025. The weighted average grant date fair value of options granted during the years ended December 31, 2011 and 2010 was $0.01 and $0.01..

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

During 2011, one former principal of Kwick! advanced the subsidiary 100,000 Euros.

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

Kiwibox.Com, Inc.

Notes to Financial Statements

21. ACQUISITION OF KWICK! (Continued)

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

On January 20, 2012 the Kwick! Subsidiary repaid a 100,000 Euro loan from a former principal.

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

27. RESTATEMENT

In May 2012, the Company discovered that certain errors occurred involving the recognition of certain year-end balances of the German subsidiary, Kwick!, as of December 31, 2011. The balances at December 31, 2011 as presented have been restated to reflect the correction of these errors, as follows.

Kwick! had cancelled a contract with a customer, which should have resulted in de-recognition of the related accounts receivable at year-end. A total of 84,000 Euros was incorrectly included in the balance of Accounts Receivable. In addition, one of the former principals of Kwick! advanced the subsidiary a total of 100,000 Euros in December 2011. This loan payable should have been included as a related party balance payable at December 31, 2011, but was incorrectly included in a partner liability that was eliminated at year-end. The offsetting caption for these Balance Sheet discrepancies was Accumulated Other Comprehensive Loss in both cases. A summary of the effect of the restatement follows.

Balance Sheet Item	As Reported	As Restated

Accounts receivable	$492,430	$383,742
Due to related parties	57,874	187,264
Accumulated other comprehensive loss	(144,872)	(382,950)

Statement of Stockholders’ Equity Item	As Reported	As Restated

Foreign currency translation loss	$(144,872)	$(382,950)

Statement of Cash Flows Item	As Reported	As Restated

Operating Activities:
Decrease in accounts receivable	$151,269	$259,956
Increase in accrued expenses	382,684	344,644

Financing Activities:
Net proceeds from related parties	56,517	185,907

Other:
Effect of exchange rates on cash	(48,743)	(248,782)

The restatement results in a decrease in current and total assets of $108,688, an increase in current and total liabilities of $129,390, and an increase in accumulated other comprehensive loss of $238,078.

In addition, Notes 1, 20 and 26 have been restated to reflect the effects of these restatements.

