Form 10-Q
period 2012-06-30
Kiwibox.Com, Inc.
filed 2012-08-20
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2012

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

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of August 13, 2012, was 678,944,746 shares.

KIWIBOX.COM, INC.

INDEX

		Page
		Number
PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets
	- June 30, 2012 and December 31, 2011 (unaudited)	4

	Consolidated Statements of Operations
	- Three and six months ended June 30, 2012 and 2011 (unaudited)	5

	Consolidated Statements of Cash Flows
	- Six months ended June 30, 2012 and 2011 (unaudited)	6

	Notes to Consolidated Financial Statements	7 - 19

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	20- 21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4	Controls and Procedures	22

PART II - OTHER INFORMATION		23

Item 1. Legal Proceedings		23

Item 1A. Risk Factors		23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		23

Item 3. Defaults Upon Senior Securities		23

Item 4T. Submission of Matters to a Vote of Security Holders		23

Item 5. Other information		23

Item 6. Exhibits		23

SIGNATURES		25

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Kiwibox.com, Inc.

We have reviewed the accompanying financial statements of Kiwibox.com, Inc. as of June 30, 2012 and for the three and six month periods ended June 30, 2012 and 2011. These interim financial statements are the responsibility of the company’s management.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company has suffered losses from operations and has a working capital deficiency as of June 30, 2012. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

August 20, 2012

PART I - Item 1 Financial Statements

KIWIBOX.COM, INC. and SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2012	December 31, 2011
Assets
Current Assets
Cash	$52,491	$195,613
Accounts receivable, net of allowance for doubtful accounts of $0	241,637	383,742
Due from related parties	9,021	17,582
Other receivables	21,870	91,443
Income taxes receivable	104,992	90,138
Prepaid expenses and other current assets	39,069	42,241
Total Current Assets	469,080	820,759
Property and equipment, net of accumulated depreciation of $678,942 and $605,111	150,388	244,314
Website development costs, net of accumulated amortization of $236,835 and $187,128	110,374	145,211
Excess of purchase price over net assets acquired	5,991,020	5,937,378
Deferred tax asset	1,003,524	1,052,454
Other assets	38,032	43,815
Total Assets	7,762,418	8,243,931

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Bank overdraft	171,174	-
Accounts payable	236,975	228,555
Accrued expenses	1,006,749	761,191
Due to related parties	28,090	187,264
Obligations to be settled in stock	254,218	249,275
Dividends payable	607,497	581,865
Kwick! Acquisition indebtedness	-	5,221,093
Loans and notes payable - other	140,000	140,000
Loans and notes payable – related parties	340,000	340,000
Convertible notes payable-related parties	8,153,699	4,007,950
Convertible note payable-other, net of debt discount $33,333	16,667	-
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion features	10,797
Liability for derivative conversion feature –related parties	8,913,775	4,704,987
Total Current Liabilities	19,913,170	16,455,709

Commitments and Contingencies	-	-

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized;
85,890 and 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized;
issued and outstanding 678,944,746 and 586,168,060 shares	67,892	58,618
Additional paid-in capital	52,650,922	49,700,653
Accumulated deficit	(64,514,373)	(57,588,185)
Accumulated other comprehensive loss	(355,279)	(382,950)
Total Stockholders’ Equity (Impairment)	(12,150,752)	(8,211,778)
Total Liabilities and Equity (Impairment)	$7,762,418	$8,243,931

The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC. and SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Sales
Advertising	338,662	349	762,641	772
Other	39,352	-	78,010	-
Total Revenues	$378,014	$349	$840,651	$772

Cost of Goods Sold
Website hosting expenses	236,241	1,120	560,816	1,120
Total Cost of Goods Sold	236,241	1,120	560,816	1,855

Gross Profit (Loss)	141,773	(771)	279,835	(1,083)

Selling expenses	176,831	56,772	499,561	120,126
General and administrative expenses	371,769	199,016	721,636	410,634

Loss from Operations	(406,827)	(256,559)	(941,362)	(531,843)

Other Income (Expense)
Miscellaneous income	11,284	-	26,833	-
Misc. non-operating expenses	(2,107)	(1,205)	(2,107)	(1,205)
Foreign currency transaction loss	50,775	(586)	50,775	(586)
Change in fair value –derivative liability	966,506	730,217	647,843	720,569
Interest expense-derivative conversion	(5,377,391)	(355,135)	(6,333,812)	(698,783)
Ammortized debt discount	(12,500)	-	(16,667)	-
Interest expense	(187,524)	(67,543)	(293,596)	(124,161)
Total Other Income (Expense)	(4,550,957)	305,749	(5,920,731)	(104,166)

Loss before Benefit (Provision) for Income Taxes	(4,957,784)	49,189	(6,862,093)	(636,009)
Benefit (Provision) for income taxes	(71,640)	-	(38,463)	-

Net Income (Loss)	$(5,029,424)	$49,189	$(6,900,556)	$(636,009)

Dividends on Preferred Stock	(12,816)	(12,816)	(25,631)	(25,631)

Net Income (Loss) applicable to Common Shareholders, basic and diluted	$(5,042,240)	$36,373	$(6,926,187)	$(661,640)

Net Loss per Common Share, basic and diluted	$(0.008)	$0.000	$(0.011)	$(0.001)

Weighted Average Number of Common Shares Outstanding	643,326,274	498,243,060	622,206,233	498,243,060

Comprehensive Income (Loss):
Net Income (Loss)	(5,029,424)	49,189	(6,900,556)	(636,009)
Foreign currency translation adjustment	(240,478)	-	27,671	-
Total Comprehensive Income (Loss)	(5,269,902)	49,189	(6,872,885)	(636,009)

All of the stock-based compensation relates to selling, general and administrative expenses.

The accompanying notes are an integral part of the consolidated financial statements.

KIWIBOX.COM, INC. and SUBSIDIARY

CONSOLIODATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities
Net Loss	$(6,900,556)	$(636,009)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	156,828	46,718
Value of stock for services	13,500	-
Change in fair value – derivative liabilities	(647,843)	-
Intrinsic value of beneficial conversion rights	6,333,812	(21,785)
Foreign currency transaction gain	(50,775)	-
Deferred tax expense	37,825
Decreases (Increases) in Assets
Accounts receivable	142,105	175
Income taxes Receivable	(14,854)	-
Other receivables	69,573	-
Prepaid expenses	3,172	14,440
Increases (decreases) in Liabilities
Bank overdraft	171,174	-
Liabilities to be settled in stock	21,240	37,940
Accounts payable	8,420	-
Accrued expenses	232,528	82,518
Net Cash Used by Operating Activities	(423,851)	(476,003)

Cash Flows from Investing Activities
Cash outlay - website development costs	(10,327)	(23,298)
Cash outlay – other assets	5,783	(21,000)
Purchases of property and equipment	(1,368)	(794)
Net Cash Used by Investing Activities	(5,912)	(45,292)

Cash Flows from Financing Activities
Proceeds from loans and notes	435,000	590,000
Net repayments to related parties	(150,613)	-
Net Cash Provided by Financing Activities	284,387	590,000

Net Increase (Decrease) in Cash	(145,376)	68,705
Effect of exchange rates on cash	2,254	-

Cash at Beginning of Period	195,613	377
Cash at End of Period	$52,491	$69,082

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid	5,898	4,001
Income taxes paid	19,487	-

The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC. and SUBSIDIARY

CONSOLIODATED STATEMENTS OF CASH FLOWS

(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Six Months Ended June 30, 2012

Settlement of obligations with common stock	$16,297

Conversions of debt	$1,413,361

Year to date dividend accruals	$25,632

Reduction of derivatives from conversion of debt	$1,516,384

Debt discount created from derivative instrument	$50,000

Direct payment of acquisition indebtedness for issuance of convertible debentures	$5,170,318

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

Principles of Consolidation

The consolidated financial statements as of and for the three months and six months ended June 30, 2012 and as of December 31, 2011 include the accounts of Kiwibox.com, Inc. and its subsidiary, KWICK! Community GmbH & Co. KG. The activities of the Company’s newly acquired subsidiary KWICK! Community GmbH & Co. KG. are included in the financial statements from the date of acquisition (September 30, 2011) through June 30, 2012. Any Significant inter-company balances and transactions have been eliminated.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation on equipment, furniture and fixtures and leasehold improvements is computed on the straight-line method over the estimated useful lives of such assets between 3-10 years, or lease term for leasehold improvements, if for a shorter period. Maintenance and repairs are charged to operations as incurred.

Foreign Currency Translation

Assets and liabilities of foreign operations are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of our foreign subsidiary operating in a non-hyperinflationary economy are recorded as a component of accumulated other comprehensive loss until either sale or upon complete or substantially complete liquidation by the Company of its investment in the foreign entity. Foreign currency transaction gain (loss) was $50,775 for the three and six months ended June 30, 2012. Foreign currency translation gain (loss) was $(240,478) and $ 27,671 for the three and six months ended June 30, 2012, respectively. Accumulated gain or (loss) on foreign currency translation adjustment was $(355,279) through June 30, 2012.

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $3,222 and $8,674 for the three and six months ended June 30, 2011 and $2,010 and $6,274 for 2011, respectively.

Evaluation of Long Lived Assets

Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company accounted for certain convertible debentures issued in the year ended December 31, 2011 and the six months ended June 30, 2012 as derivative liabilities required to be bifurcated from the host contract in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares (see Note 12).

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

A total of $10,327 and $23,298 was capitalized for web-site development work during the six months ended June 30, 2012 and 2011, respectively.

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset. The remaining deferred tax asset represents the value of future taxable income of the foreign subsidiary that is expected to be offset by amortization of the excess value of the purchase price from the business combination over the subsidiary capital. During the six months ended June 30, 2012, the German subsidiary recognized an approximately $38,000 income tax provision, which consists of approximately $29,000 based on the effect of the amortization noted above and other tax basis differences. The tax rate used for the six months June 30, 2012 is the trade tax rate of 13% payable by partnerships in Germany on taxable profits under tax law in that jurisdiction.

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 270,641,465 common shares at June 30, 2012, comprised of 155,731,315 shares issuable upon exercise of stock purchase warrants, 9,550,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 104,630,613 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest, convertible at the option of four debt holders at a price of 50% of the average closing price for the preceding 10 days, and another holder at $0.025 per share subject to reset, totals $8,203,699 which would yield approximately 820 million shares if fully converted at June 30, 2012, however, the respective notes, all of which were issued to these investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the year, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

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

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in these accounts may, at times, exceed the federally insured limits. At June 30, 2012 and December 31, 2011, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4.	PREPAID EXPENSES

Prepaid expenses consist of the following at:	June 30, 2012	December 31, 2011
Rent	$19,922	$20,512
Promotional supplies inventory	9,108	10,302
Business insurance	5,042	9,237
Other	4,997	2,190
	$39,069	$42,241

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:	June 30, 2012	December 31, 2011
Furniture	$14,322	$14,322
Leasehold Improvements	24,130	24,130
Computer equipment	639,393	620,746
Equipment	194,712	190,227
	829,330	849,425
Less accumulated depreciation	678,942	605,111
Total	150,388	$244,314

Depreciation expense charged to operations was $88,478 and $2,485 in the first six months of 2012 and 2011, respectively.

6.	INTANGIBLE ASSETS

	June 30, 2012	December 31, 2011
Website development costs	$347,208	$332,339
Less accumulated amortization	236,834	187,128
Total	$110,374	$145,211

Amortization expense for the six months ended June 30, 2012 and 2011 was $51,683 and $42,361, respectively. Additional amortization over the next 5 years is estimated to be as follows:

Amortization expense
December 31, 2012	35,109
December 31, 2013	15,736
December 31, 2014	2,192
December 31, 2015	1,924
December 31, 2012	1,156
Thereafter	2,825

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	June 30, 2012	December 31, 2011

Accrued interest	$751,825	$462,020
Accrued payroll, payroll taxes and commissions	69,282	85,756
Accrued professional fees	139,469	151,862
Accrued rent	21,379	15,158
Miscellaneous accruals	24,794	46,395
Total	$1,006,749	$761,191

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

8.	OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at

	June 30,	December 31,
	2012	2011
Obligation for warrants granted for compensation	$100,000	$100,000

600,000 common shares issuable to a consultant who was a director of the company, for services rendered.	36,000	36,000

500,000 (2012) and 1,100,000 shares (2011) Issuable to the CEO under a consulting agreement	12,750	12,750

2,900,000 options due to former director under an employment agreement	56,858	56,858

3,900,000 (2012) and 2,700,000 (2011) stock options issuable to one director who also serves as the Company’s general counsel	38,610	32,670

1,000,000 warrants granted on the Pixunity.de asset Purchase (see Note 13)	10,000	10,000

25,000 shares issuable to employee (issued 2012)	-	997

	$254,218	$249,275

9.	LOANS PAYABLE

The Company (Formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at June 30, 2011 and December 31, 2011:

On December 4, 1996, The company (Formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000

Total	$75,000

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

10.	NOTES PAYABLE

	June 30,	December 31,
	2012	2011
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000

In January 2008 a shareholder loaned the Company $40,000 pursuant to which the Company issued a demand note bearing interest at the rate of 5% per year.	40,000	40,000

From September 2008 through June 2012 five creditors loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 and April 2011 and August 2012 (see Note 12).	8,153,699	4,007,950

During the three months ended March 2012, an individual loaned the Company funds under the terms of a convertible promissory note at interest of 5% per year (see Note 12)	50,000	-

Less: debt discount on above note	(33,333)	-

In January and again in February 2011, a shareholder loaned the Company $50,000 under a demand note at 10%. In 2011, this shareholder loaned the Company $240,000 under a demand note at 10%.	340,000	340,000

Total	$8,575,366	$4,412,950

11.	LONG-TERM DEBT

Long-term debt as of June 30, 2011 and December 31, 2011 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529

Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$-

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

12.	DERIVATIVE CONVERSION FEATURES

On July 27, 2010, the Company issued two Class A Senior Convertible Revolving Promissory Notes (“Class A Notes”), one to Cambridge Services, Inc., in the principal amount of $683,996, consolidating the series of loans (and related accrued interest) made to the Company since June 26, 2009, and one to Discover Advisory Company, in the principal amount of $1,160,984, consolidating the series of loans (and related accrued interest) made to the Company since September 19, 2008 and including advances through September 30, 2010. Each of these promissory notes are due on demand, accrue interest at the rate of 10%, per annum, are convertible (including accrued interest) at the option of each lender into Common Stock of the Company at 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001 (the "Conversion Price"). Both promissory notes contain conversion caps, limiting conversions under these notes to a maximum beneficial ownership position of Company common stock to 9.99% for each lender. Each of these notes contains Company covenants, requiring the lenders’ prior written consent in order for the Company to merge, issue any common or preferred stock or any convertible debt instruments, declare a stock split or dividends, increase any compensation to its officers or directors by more than five (5%) during any calendar year.Cambridge Services. During the three and six months ended June 30, 2012 Cambridge Services, Inc. converted $-0- and $581,269, respectively. For the three and six months ended June 30, 2012 Cambridge Services advanced $205,000 and $1,049,251,respectively, of which $664,251 was advanced in the six months ending June 30, 2012 as a payment towards the acquisition of Kwick!. Discovery Advisory Services advanced $2,436,588 as a payment towards the purchase of Kwick! in the six months ended June 30, 2012. During the six months ended June 30, 2012 Kreuzfeld LTD advanced $2,069,479 and converted $419,100. VGZ converted $409,200 during the same period.

The Company accounted for the conversion features underlying these convertible debentures modified or issued in the year ended December 31, 2011 and the six months ended June 30, 2012 in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures issued to these holders during the six months ended June 30, 2012 under these terms at the relevant commitment dates to be $6,328,438 utilizing a Black-Scholes valuation model. The company also recognized $1,516,383 in reduction of fair value to capital for conversions during the six months ended June 30, 2012. The change in fair value of the liability for the conversion feature resulted in income of $603,266 for the six months ended June 30, 2012, which is included in Other Income (Expense) in the accompanying financial statements. The fair value of these derivative conversion features was determined to be $8,913,775 at June 30, 2012.

On February 28, 2012 the Company signed a convertible note with Michael Pisani. This is a 1 year note that is convertible at $0.025 per share in the amount of $50,000. In the event that any portion of any outstanding Company promissory note, preferred share, warrant or stock option held of record by a non-affiliate of the Company is converted, exercised or exchanged for common shares of the Company at a conversion price or conversion rate less than $0.025 per one (1) common share anytime any part of the outstanding principal amount of this note is outstanding, the conversion rate of this note shall automatically be adjusted to such lower conversion rate. The Company evaluated this conversion contingency under the guidance at ASC 815-40-15 and determined that this conversion feature should be bifurcated from the host contract and measured at fair value. The Company valued this conversion feature utilizing a Black-Scholes valuation model and a probability analysis with regard to the reset provision of the conversion price. The Company determined the initial value to be $55,241, with $50,000 recorded as a debt discount and the remainder as interest expense-derivative conversion features. The discount is being amortized over the life of the note. A total of $16,667 in amortization expense was recorded during the six months ended June 30, 2012. The Company recognized an additional $133 in value for convertible accrued interest incurred in the six months ended June 30, 2012. The change in fair value of this liability for the conversion feature resulted in income of $44,576 for the six months ended June 30, 2012, which is included in Other Income (Expense) in the accompanying financial statements. The fair value of these derivative conversion features was determined to be $10,797 at June 30, 2012.

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

In May 2010 the Company negotiated a lease of an apartment in New York City for the CEO in order to reduce travel costs. The lease was for 12 months at $2,775 per month through May 31, 2011. In May 2011 the lease was extended through August 31, 2011 at the rate of $2,837. In August 2011 the lease was extended through December 31, 2011 at the rate of $2,837 per month. In December 2011 the lease was again extended through May 31, 2012 with no change in the base rent. In May 2012 the lease was extended through December 31, 2012 at a monthly rate of $2,943.

Kwick! has operating leases related to office space in Weinstadt, Germany along with vehicle leases. The office lease is for a term of one year expiring on December 31, 2012 at the rate of $5,858 per month plus utilities. All operating lease contracts over 5 years contain clauses for yearly market rental reviews. The Company does not have an option to purchase the leased office at the expiration of the lease period. These vehicle leases call for minimum monthly payments of $1,688 per month.

Our total rent expenses were $63,706 and $30,368 during the six months ended June 30, 2012 and 2011, respectively.

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

In the six months ended June 30, 2012 and June 30, 2011 this officer was granted 600,000 shares.

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

During the six months ended June 30, 2012 and 2011 one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $30,000 and $30,000, respectively, for legal services. The director also received 100,000 common stock options per month during the three and six month periods ended June 30, 2012 and 2011, valued at $2,970 and $5,940, respectively in each year.

During the three and six months ended June 30, 2012 we incurred aggregate expenses of $60,751 and $97,413, and $42,881 and $113,124 for 2011 respectively, to companies controlled by the Chief Executive Officer, for website hosting, website development, server farm installations and technical advisory services.

Through June 30. 2012, the beneficial ownership in the Company’s securities held respectively, by Tell Capital AG of Switzerland and its principal, Ulrich Schuerch on a consolidated basis, was approximately 11.4% and approximately 9.9% of the voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, LTD and Vermoegensverwaltungs-Gesellschaft Zurich LTD. (VGZ) of Switzerland. Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, LTD and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2012, 2011 and 2010. During the three and six months ended June 30, 2012 Cambridge Services, Inc advanced an additional $205,000 and $1,049,251 and converted $581,269 of debt in the six months ended June 30, 2012. During the six months ended June 30, 2012 Discovery Advisory Company advanced an additional $2,436,588. Kreuzfeld, LTD advanced $2,069,479 and converted $419,100 of debt in the six months ended June 30, 2012, and VGZ converted $409,200 during the same period.. At June 30, 2012, $3,221,722 and $960,398 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $3,564,959 and $406,620 owed to Kreuzfeld, Ltd. and VGZ, respectively.

The Company, through its subsidiary, Kwick, is party to a service agreement with JAUMO GmbH, Germany, a company partially owned by the officers of Kwick. The subsidiary recognized approximately $90,116 in service revenue from this entity in the six months ending June 30, 2012.

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

The following table reconciles, for the six months ended June 30, 2012, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Conversion Liability at January 1, 2012	$4,704,987
Value of beneficial conversion features of new debentures	6,383,812
Change in value of beneficial conversion features during period	(647,843)
Reductions in fair value due to principal conversions	(1,516,383)
Conversion Liability at June 30, 2012	$8,924,573

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the recognition of the conversion liability.

16.	ACQUISITION OF KWICK!

On September 30, 2011 Kiwibox.com acquired 100% of the limited partner’s interests in the social network, KWICK! Community GmbH & Co. KG, a private German Limited Partnership and all of the shares of its General Partner, Kwick! Community Beteiligungs GMBH for 7,100,000 Euros, payable as follows: 2,500,000 euros at the closing on September 30, 2011;on March 14, 2012 payment arrangements were changed to reflect the following: 2,300,000 Euros by April 13, 2012 and a third payment on or before April 26, 2012 of 1,600,000. This converts using the conversion rate in effect on September 30, 2011 to $8,567,343. The original agreement also called for 700,000 Euros, contingent on certain earnings goals (“original bonus payment”).The original payment was amended by mutual consent of both parties and the original bonus payment possibly due Kwick! were eliminated. On May 14, 2012 the amended agreement was changed to reflect a decrease in salaries based on restated employment contracts for the former Kwick owners, provided for late payment fees, and the third payment due date was changed to on or before the date the parties sign the amendment (“Amendment 2”). The second payment was paid on April 19, 2012 in the amount of $2,436,588. On May 14, 2012, the final payment was made in the amount of $2,069,479. During the six months ended June 30, 2012, the Company paid a total of $5,221,093 against the acquisition indebtedness, plus $78,263 for late payment fees in accordance with Amendment 2.

Kwick! is a leading Social network Community in Europe focused on the German speaking market, with more than 1 million active members generating 2 Billion page impressions per month.

Due to exchange rate fluctuation, the excess purchase price over the net assets of Kwick decreased in value, with a total of $147,190 in unrealized depreciation through June 30, 2012. The Company is in the process of determining any identifiable intangible assets and the fair value of the reporting unit for determining these allocations.

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

16.	ACQUISITION OF KWICK! (continued)

The Company was unable to provide the pro forma disclosures required by Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC)270-10-S99-1(b)(4) for the prior interim periods ended June 30, 2011, because in order to provide the required pro forma disclosures the Company, at a minimum, would have had to perform a full review of the acquisition’s financial statements for the comparable period which was not possible without extraordinary and unreasonable expense and delay.

17.	SUBSEQUENT EVENTS

During July 2012 and through August 10, 2012 we received $240,000 of working capital from accredited investors, which are covered by convertible promissory notes.

The Company renegotiated certain outstanding promissory notes with its four major creditors, Discover Advisory Company of the Bahamas (“DAC”), Kreuzfeld Ltd. of Switzerland (“Kreuzfeld”), Cambridge Services, Inc. of Panama (“CSI”) andVermoegensverwaltunga-Gesellschaft Zurich LTD of Switzerland “VGZ”). As of August 1, 2012, the Company authorized the issue of a new series of corporate note, the Class AA Senior Secured Convertible Revolving Promissory Notes, dated as of August 1, 2012 (the New Note(s)”) and issued New Notes: (1) to DAC, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated July 27, 2010, in the original principal amount of $1,080,984, now cancelled, which has an outstanding balance due of $3,494,628.49 as of July 31, 2012; (2) to Kreuzfeld, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 16, 2011, in the original principal amount of $2,000,000, now cancelled, which has an outstanding balance due of $3,762,165.38 as of July 31, 2012; to CSI, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated August 1, 2011, in the original principal amount of $1,303,996, now cancelled, with an outstanding balance of $1,298,823.18 as of July 31, 2012, and; to VGZ, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 30, 2010, in the original principal amount of $2,000,000, now cancelled, with an outstanding balance of $467,255.98 as of July 31, 2012. All of the New Notes accrue interest at the rate of 10%, are convertible into common shares at the conversion rate equal to 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001, and are due on demand.. Pursuant to an Equity and Stock Pledge Agreement, also negotiated and executed as of August 1, 2012, the repayment of the outstanding indebtedness of the New Notes is secured by all of the limited partnership interests of the Pledgor’s wholly-owned German subsidiary, KWICK! Community GmbH & Co. KG, a private German limited partnership (“KG”), and all of its shares of the sole general partner of KG, KWICK! Community Beteiligungs GmbH

Item 2.

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

Description of Business

The company successfully acquired the German social network  Kwick! in the third quarter 2011. This acquisition adds more than 10 million registered members with around 1 million active users, who create more than 2 billion page impressions a month in the Kiwibox network. This community has been online since 1999. We are continuing to optimize this website and develop mobile applications to keep these users engaged across multiple platforms. As one of the first social networks Kiwibox integrated for both social networks mobile advertising in its mobile-apps, to substitute the movement based on higher mobile usage. The nearly finished integration of Kwick! into the Kiwibox network and workflow process will generate savings effecting 3Q/4Q 2012. We are presently increasing the number of events sponsored in Germany as a way to bind our German members to our website.

The Company has successfully integrated Pixunity to the US market and will continue to add impressive features throughout the year. We have recently added a Spanish language integration into both our kiwibox.com and Pixunity ebsites. At the same time we continue to increase our market presence.  Our promotional teams, both inside and outside of New York City, continue to develop  partnerships with event organizers and businesses along the East Coast of the United States and plan further expansion of these types of market alliances thoughout 2012.

The Company will continue focusing on growth through acquisition and explore new language markets, and expects to start another due diligence process in the next months.

The Company attaches great importance to its innovative technology developments and continues to follow the top social network market leaders with technology upgrades, providing its users with an alternative social networking opportunity in the web and through mobile apps.

Based on the integration work and the financial translation overhead the operating expenses, not including stock-based compensation, are at a level of approximately $100,000 per month. We expect income received as a result of the recent acquisition to minimize or wave the funding needed from existing investors (see sections “Loans and Notes Payable”).

Overall, we have equipped the entire website with the newest state-of-the-art advertising features which enable sponsors to self-direct their message to specific target audiences based on gender, age, geographic region, education, and interests. That also included a Search-Engine optimization with privacy options which improves search results That also included a Search-Engine optimization with privacy options which improves search results.  Special attention was given to end up with a scaleable and highly redundant system that can accommodate future growth. This system and software was updated in the 2Q to the new Internet Protocol IPv6 to verify being reachable also in the near future. In the 2Q Kiwibox and Kwick! paralleled their software developments, versions and technology to optimize future developments. This experience and base technology will help us to integrate easier further networks

Results of Operations for the Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2011

For the three and six months ended June 30, 2011, total revenues amounted to $378,014 and $840,651, respectively compared to $349 and $772 recorded in the same periods in 2011.

Gross Profit (Loss) for the six months ended June 30, 2011 amounted to $279,835 after accounting for $560,816 in cost of sales. After deducting selling - and general and administrative expenses of $548,600 and $1,221,197 for the three and six months ended June 30, 2012, compared to $255,788 and $530,760 recorded in the same period in 2011, the Company realized operating losses of $406,827 and $941,362 for the three and six months ended June 30, 2012 compared to operating losses of $256,559 and $531,843 in the same periods in 2011. The decline in operating expenses was the result of cost cutting measures initiated at Kwick!. In particular, outlays for salaries and consulting expenses were reduced due to cut-backs in staffing and curtailment of consultant retentions.

The quarter concluded with a net loss of $5,029,424 for the quarter and a loss of $6,900,556 for the first six months of 2012. After accounting for dividends accrued on outstanding preferred stock which totaled $25,631, the net loss applicable to common shareholders for the six months ended June 30, 2012 was $6,926,187 or $0.008 per share compared to a net loss applicable to common shareholders of $661,640 or $0.001 per share for the same period in 2012.

Liquidity and Capital Resources

We have financed our business with new debt since our cash flow is insufficient to provide the working capital necessary to fund our operations. We received $250,000 in cash from short-term loans from accredited private investors during the quarter. We have an ongoing and urgent need for working capital to fund our operations. If we are unable to continue to receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $19,444,090 at June 30, 2012, as compared to $15,634,950 at December 31, 2011. The change is primarily attributable the new convertible notes issued to complete the acquisition of Kwick!. Stockholders’ equity showed an impairment of $12,150,752 at the end of the period, compared to an impairment of $8,211,778 at the beginning of the year (as restated). The negative cash flow from operations during the six months totaled $423,851 and was financed by new debt.

Our bank debt as of June 30, 2012 consisted of a bank overdraft of $171,174. Aside from trade payables and accruals, our remaining indebtedness at June 30, 2012 consisted of certain notes and loans aggregating $8,683,699 and the following obligations. The position “Obligations to be settled in stock” of $254,218 accounts for common shares due under consulting agreements, and for services to be settled in common stock options and warrants, where the underlying securities had not yet been issued. Current liabilities also include $607,497 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

As of June 30, 2012, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of June 30, 2012, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of June 30, 2012 and December 31, 2011 and the related statements of operations, and cash flows for the three and six months ended June 30, 2012 and 2011, in conformity with generally accepted accounting principles.

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

Changes in Internal Controls over Financial Reporting

Other than as stated above, during the quarter ended June 30, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any pending material legal proceedings.

Item 1A.	RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Issuance of unregistered securities

During the three and six months in 2012 the Company did sell any unregistered securities.

(b)	Not applicable

(c)	None

Item 3	DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $607,000. These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- None

Item 5	OTHER INFORMATION

- None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.41	Form of Class AA Senior Secured Convertible Revolving Promissory Note issued to Discover Advisory Company, Kreuzfeld Ltd.,, Cambridge Services, Inc. and Vermoegensverwaltunga-Gesellschaft Zurich LTD,

10.42	Form of Equity and Stock Pledge Agreement, dated as of August 1, 2012, made by Kiwibox.Com, Inc., in favor of Discover Advisory, Company, Kreuzfeld Ltd.,, Cambridge Services, Inc. and Vermoegensverwaltunga-Gesellschaft Zurich LTD

31.01.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 20, 2012

31.02.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 20, 2012.

32.01.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 20, 2012.

(b)	Reports on Form 8-K:

On May 18, 2012, the Company filed a current report on 8-K with the commission, announcing the Company made the last payment of 1,600,000 Euros ($2,052,800) for all of the assets of KWICK!, the German social network it acquired on September 30, 2011, paying a total purchase price of 6,400,000 Euros for the popular German social network business. In addition, Jens Kammerer and Benjamin Roth, the owners who sold their interests to the Company, also agreed to reduce their employment salaries by 50% for the remainder of their employment contracts, an annual savings of approximately 185,250 Euros, by virtue of an amendment to the purchase agreement and their employment contracts signed on May 14, 2012. Each may now earn cash bonuses of 10% of their salaries for every 5% increase in revenues, up to a cap of 100% of their then applicable salaries of 7,500 Euros, in the case of Jens Kammerer, and 6,800 Euros, in the case of Benjamin Roth.

On May 23, 2012, the company filed a current report on 8-K with the commission announcing non-reliance on previously filed financial statements. These financial statements were amended and filed with the commission on June 4, 2012

On June 11,2012, the Company filed a current report on Form 8-K with the Commission, announcing the photo blogging community pixunity debuts a Spanish language version and Kwick! released new advertising that is included in the new Iphone and Ipad application, via a press release of the same date.

On June 25, 2012, the Company filed a current report on Form 8-K with the Commission, announcing the

Launcing of video chat and live broadcast features.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Kiwibox.Com, Inc.

Date: August 20, 2012

	By:	/s/ Andre Scholz
Andre Scholz
Chief Executive Officer

Date: August 20, 2012	By:	/s/ Craig S. Cody
Craig S. Cody
Chief Financial Officer

