Form 10-Q/A
period 2012-06-30
Kiwibox.Com, Inc.
filed 2012-09-10
CIK 838796

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 33-20432

Kiwibox.Com, Inc.

(Exact name of registrant as specified in its charter)

Delaware	75-2228828
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

330 West 38th St., Suite 1602, New York, N.Y.	10018
(Address of Principal Executive Offices)	(Zip Code)

(212) 239-8210

(Registrant’s telephone number, including area code)

Not Applicable

Formerly known as magnitude Information Systems, Inc.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of August 13, 2012, was 678,944,746 shares.

.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-Q/A to Kiwibox.Com, Inc.’s quarterly report on Form 10-Q for the period ended June 30, 2012, filed with the Securities and Exchange Commission on August 20, 2012, is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from Kiwibox.Com’s Form 10-Q, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extention Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

No other changes have been made to the original Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

PART II — OTHER INFORMATION

ITEM 6 — Exhibits

Exhibit No.	Description

Item 6     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

10.41*	Form of Class AA Senior Secured Convertible Revolving Promissory Note issued to Discover Advisory Company, Kreuzfeld Ltd.,, Cambridge Services, Inc. and Vermoegensverwaltunga-Gesellschaft Zurich LTD,

10.42*	Form of Equity and Stock Pledge Agreement, dated as of August 1, 2012, made by Kiwibox.Com, Inc., in favor of Discover Advisory, Company, Kreuzfeld Ltd.,, Cambridge Services, Inc. and Vermoegensverwaltunga-Gesellschaft Zurich LTD

31.01.*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 20, 2012

31.02.*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 20, 2012.

32.01.*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 20, 2012.

(b)*	Reports on Form 8-K:
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

101**	Interactive Data File.

____________

* Previously filed or furnished as an exhibit to Kiwibox.Com, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

** Furnished with this Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KIWIBOX.COM, INC.
Date: September 10, 2012	By:	/s/ Andre Scholz
Andre Scholz
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 10, 2012	By:	/s/ Craig Cody
Craig Cody
Chief Financial Officer
(Principal Accounting and Financial Officer)