Form 10-Q
period 2012-09-30
Kiwibox.Com, Inc.
filed 2012-11-26
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2012

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

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of November 23, 2012, was 679,544,746 shares.

Due to Hurricane Sandy and its aftermath, Company management and its auditors and accountants were unable to communicate due to telecommunication and power outages endured on the East Coast and we are relying upon the Order, issued by the Securities and Exchange Commission in Release No. 68224 on November 14, 2012, for the relief from the filing deadline applicable to our Form 10-Q for the quarter ended September 30, 2012.

KIWIBOX.COM, INC.

INDEX

		Page
		Number
PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets
	- September 30, 2012 (unaudited) and December 31, 2011	3

	Consolidated Statements of Operations
	- Three and nine months ended September 30, 2012 and 2011 (unaudited)	4

	Consolidated Statements of Cash Flows
	- Nine months ended September 30, 2012 and 2011 (unaudited)	5 - 6

	Notes to Consolidated Financial Statements	7 - 19

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20– 21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4	Controls and Procedures	22

PART II - OTHER INFORMATION		23 - 24

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4T.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other information	23

Item 6.	Exhibits	24

SIGNATURES		25

PART I - Item 1 Financial Statements

KIWIBOX.COM, INC. and SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets

Current Assets
Cash	$35,600	$195,613
Accounts receivable, net of allowance for doubtful accounts of $0	216,584	383,742
Due from related parties	10,851	17,582
Other receivables	24,073	91,443
Income taxes receivable	107,321	90,138
Prepaid expenses and other current assets	93,196	42,241
Total Current Assets	487,625	820,759
Property and equipment, net of accumulated depreciation of $727,292 and $605,111	118,694	244,314
Website development costs, net of accumulated amortization of $282,405 and $187,128	148,588	145,211
Goodwill	6,193,082	5,937,378
Deferred tax asset	1,008,392	1,052,454
Other assets	38,547	43,815
Total Assets	7,994,928	8,243,931

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Bank overdraft	207,457	-
Accounts payable	246,298	228,555
Accrued expenses	1,230,105	761,191
Due to related parties	22,810	187,264
Obligations to be settled in stock	264,838	249,275
Dividends payable	620,313	581,865
Kwick! Acquisition indebtedness	-	5,221,093
Loans and notes payable - other	140,000	140,000
Loans and notes payable – related parties	340,000	340,000
Convertible notes payable-related parties	8,463,699	4,007,950
Convertible note payable-other, net of debt discount $20,833	29,167	-
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion features	51,017	-
Liability for derivative conversion feature –related parties	9,441,807	4,704,987
Total Current Liabilities	21,091,040	16,455,709

Commitments and Contingencies	-	-

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized; 85,890 and 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized; issued and outstanding 678,944,746 and 586,168,060 shares	67,892	58,618
Additional paid-in capital	52,650,922	49,700,653
Accumulated deficit	(65,736,203)	(57,588,185)
Accumulated other comprehensive loss	(78,809)	(382,950)
Total Stockholders’ Equity (Impairment)	(13,096,112)	(8,211,778)
Total Liabilities and Equity (Impairment)	$7,994,928	$8,243,931

The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC. and SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Sales
Advertising	267,814	1,500	1,030,455	2,272
Other	1,449	-	79,459	-
Total Revenues	$269,263	$1,500	$1,109,914	$2,272

Cost of Goods Sold
Website hosting expenses	180,844	980	741,660	2,835
Total Cost of Goods Sold	180,844	980	741,660	2,835

Gross Profit (Loss)	88,419	520	368,254	(563)

Selling expenses	131,449	78,505	631,010	198,631
General and administrative expenses	342,603	215,562	1,064,239	626,196

Loss from Operations	(385,633)	(293,547)	(1,326,995)	(825,390)

Other Income (Expense)
Miscellaneous income	5,369	-	32,202	-
Misc. non-operating expenses	918	-	(1,189)	(1,205)
Foreign currency transaction gain (loss)	(189)	-	50,586	(586)
Change in fair value –derivative liability	15,396	(1,277,496)	663,239	(556,927)
Interest expense-derivative conversion	(583,647)	(2,509,379)	(6,917,459)	(3,208,162)
Interest Income	52	-	52	-
Amortized debt discount	(12,500)	-	(29,167)	-
Interest expense	(230,782)	(68,931)	(524,378)	(193,092)
Total Other Income (Expense)	(805,383)	(3,855,806)	(6,726,114)	(3,959,972)

Loss before Benefit (Provision) for Income Taxes	(1,191,016)	(4,149,353)	(8,053,109)	(4,785,362)
Benefit (Provision) for income taxes	(17,998)	-	(56,461)	-

Net Income (Loss)	$(1,209,014)	$(4,149,353)	$(8,109,570)	$(4,785,362)

Dividends on Preferred Stock	(12,816)	(12,816)	(38,447)	(38,447)

Net Income (Loss) applicable to Common Shareholders, basic and diluted	$(1,221,830)	$(4,162,169)	$(8,148,017)	$(4,823,809)

Net Loss per Common Share, basic and diluted	$(0.002)	$(0.008)	$(0.013)	$(0.010)

Weighted Average Number of Common Shares Outstanding	678,944,746	507,190,886	641,085,737	498,401,302

Comprehensive Income (Loss):
Net Income (Loss)	$(1,209,014)	$(4,149,353)	$(8,109,570)	$(4,785,362)
Foreign currency translation adjustment	276,470	-	304,141	-
Total Comprehensive Income (Loss)	$(932,544)	$(4,149,353)	$(7,805,429)	$(4,785,362)

All of the stock-based compensation relates to selling, general and administrative expenses.

The accompanying notes are an integral part of the consolidated financial statements.

KIWIBOX.COM, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities
Net Loss	$(8,109,570)	$(4,785,362)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	250,814	72,454
Value of stock for services	13,500	-
Change in fair value – derivative liabilities	(663,239)	556,927
Intrinsic value of beneficial conversion rights	6,917,460	3,208,161
Foreign currency transaction gain	(50,586)	-
Deferred tax expense	54,864
Decreases (Increases) in Assets
Accounts receivable	167,158	175
Income taxes Receivable	(17,183)	-
Other receivables	67,370	-
Prepaid expenses	(50,955)	(33,907)
Increases (decreases) in Liabilities
Bank overdraft	207,457	-
Liabilities to be settled in stock	31,860	58,010
Accounts payable	17,554	-
Accrued expenses	469,504	164,010
Net Cash Used by Operating Activities	(693,992)	(759,532)

Cash Flows from Investing Activities
Cash outlay - website development costs	(58,139)	(32,623)
Cash acquired in business combination	-	57,852
Cash proceeds (outlay) – other assets	5,783	(21,000)
Purchases of property and equipment	(1,953)	(794)
Net Cash Used by Investing Activities	(54,309)	3,435

Cash Flows from Financing Activities
Proceeds from loans and notes	745,000	820,000
Net repayments to related parties	(157,723)	-
Net Cash Provided by Financing Activities	587,277	820,000

Net Increase (Decrease) in Cash	(161,024)	63,903
Effect of exchange rates on cash	1,011	-

Cash at Beginning of Period	195,613	377
Cash at End of Period	$35,600	$64,280

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid	13,808	4,016
Income taxes paid	19,487	-

The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC. and SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Nine Months Ended September 30, 2012

Settlement of obligations with common stock	$16,297

Conversions of debt	$1,413,361

Year to date dividend accruals	$38,448

Reduction of derivatives from conversion of debt	$1,516,384

Debt discount created from derivative instrument	$50,000

Direct payment of acquisition indebtedness for issuance of convertible debentures	$5,170,318

Nine Months Ended September 30, 2011

Settlement of obligations with common stock	$24,000

Acquisition of subsidiary via acquisition indebtedness and affiliate debentures	$8,620,343

Conversions of debt and related derivative liabilities	$3,210,262

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

Principles of Consolidation

The consolidated financial statements as of and for the three months and nine months ended September 30, 2012 and as of December 31, 2011 include the accounts of Kiwibox.com, Inc. and its subsidiary, KWICK! Community GmbH & Co. KG. The activities of the Company’s subsidiary KWICK! Community GmbH & Co. KG. are included in the financial statements from the date of acquisition (September 30, 2011) through September 30, 2012. Any significant inter-company balances and transactions have been eliminated.

The condensed balance sheet at December 31, 2011 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed consolidated financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed consolidated financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Foreign Currency Translation

Assets and liabilities of foreign operations are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of our foreign subsidiary operating in a non-hyperinflationary economy are recorded as a component of accumulated other comprehensive loss until either sale or upon complete or substantially complete liquidation by the Company of its investment in the foreign entity. Foreign currency transaction gain (loss) was $(189) and $50,586 for the three and nine months ended September 30, 2012. Foreign currency translation gain (loss) was 276,470 and $ 304,141 for the three and nine months ended September 30, 2012, respectively. Accumulated gain or (loss) on foreign currency translation adjustment was $(78,809) through September 30, 2012.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $2,173 and $10,847 for the three and nine months ended September 30, 2012 and $25 and $6,298 for 2011, respectively.

Evaluation of Long Lived Assets

Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company accounted for certain convertible debentures issued in the year ended December 31, 2011 and the nine months ended September 30, 2012 as derivative liabilities required to be bifurcated from the host contract in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares (see Note 12).

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

A total of $58,139 and $32,623 was capitalized for web-site development work during the nine months ended September 30, 2012 and 2011, respectively.

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset. The remaining deferred tax asset represents the value of future taxable income of the foreign subsidiary that is expected to be offset by amortization of the excess value of the purchase price from the business combination over the subsidiary capital. During the nine months ended September 30, 2012, the German subsidiary recognized an approximately $56,000 income tax provision, which consists of approximately $42,000 based on the effect of the amortization noted above and the remainder for other tax basis differences. The tax rate used for the nine months September 30, 2012 is the trade tax rate of 13% payable by partnerships in Germany on taxable profits under tax law in that jurisdiction.

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 271,345,799 common shares at September 30, 2012, comprised of 155,731,315 shares issuable upon exercise of stock purchase warrants, 7,250,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 107,634,947 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest, convertible at the option of four debt holders at a price of 50% of the average closing price for the preceding 10 days, and another holder at $0.025 per share subject to reset, totals $8,513,365 which would yield approximately 850 million shares if fully converted at September 30, 2012, however, the respective notes, all of which were issued to these investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the year, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

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

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000. The Company’s German subsidiary maintains cash balances in a financial institution which is insured by the German Einlagensicherungsfonds up to EUR 100,000. Balances in these accounts may, at times, exceed the respective insured limits. At September 30, 2012 and December 31, 2011, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. PREPAID EXPENSES

Prepaid expenses consist of the following at:	September 30, 2012	December 31, 2011
Professional fees – related parties	$65,000	$-
Rent	14,962	20,512
Promotional supplies inventory	8,823	10,302
Business insurance	4,005	9,237
Other	406	2,190
	$93,196	$42,241

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:	September 30, 2012	December 31, 2011
Furniture	$14,322	$14,322
Leasehold Improvements	24,130	24,130
Computer equipment	616,239	620,746
Equipment	191,295	190,227
	845,986	849,425
Less accumulated depreciation	727,292	605,111
Total	118,694	$244,314

Depreciation expense charged to operations was $125,872 and $5,955 in the first nine months of 2012 and 2011, respectively.

6. INTANGIBLE ASSETS

	September 30, 2012	December 31, 2011
Website development costs	$430,993	$332,339
Less accumulated amortization	282,405	187,128
Total	$148,588	$145,211

Amortization expense of intangible assets for the nine months ended September 30, 2012 and 2011 was $95,775 and $66,499, respectively. Additional amortization over the next 5 years is estimated to be as follows:

Amortization expense

December 31, 2012	21,271
December 31, 2013	54,988
December 31, 2014	9,921
December 31, 2015	1,906
December 31, 2012	1,145
Thereafter	2,799

7. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	September 30, 2012	December 31, 2011

Accrued interest	$972,590	$462,020
Accrued payroll, payroll taxes and commissions	47,406	85,756
Accrued professional fees	146,639	151,862
Accrued rent	-	15,158
Miscellaneous accruals	63,470	46,395
Total	$1,230,105	$761,191

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

8. OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at

	September 30,	December 31,
	2012	2011

Obligation for warrants granted for compensation	$100,000	$100,000

600,000 common shares issuable to a consultant who formerly was a director of the company, for services rendered.	36,000	36,000

800,000 (2012) and 500,000 shares (2011) Issuable to the CEO under a consulting agreement	20,400	12,750

2,900,000 options due to former director under an employment agreement	56,858	56,858

4,200,000 (2012) and 3,300,000 (2011) stock options issuable to one director who also serves as the Company’s general counsel	41,580	32,670

1,000,000 warrants granted on the Pixunity.de asset Purchase (see Note 13)	10,000	10,000

25,000 shares issuable to employee (issued 2012)	-	997

	$264,838	$249,275

9. LOANS PAYABLE

The Company (Formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at September 30, 2012 and December 31, 2011:

On December 4, 1996, The company (Formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000

Total	$75,000

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

10. NOTES PAYABLE

	September 30,	December 31,
	2012	2011
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000

In January 2008 a shareholder loaned the Company $40,000 pursuant to which the Company issued a demand note bearing interest at the rate of 5% per year.	40,000	40,000

From September 2008 through September 2012 four creditors loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 and April 2011 and August 2012 (see Note 12).	8,463,699	4,007,950

During the three months ended March 2012, an individual loaned the Company funds under the terms of a convertible promissory note at interest of 5% per year (see Note 12)	50,000	-

Less: debt discount on above note	(20,833)	-

In January and again in February 2011, a shareholder loaned the Company $50,000 under a demand note at 10%. In 2011, this shareholder loaned the Company $240,000 under a demand note at 10%.	340,000	340,000

Total	$8,897,866	$4,412,950

11. LONG-TERM DEBT

Long-term debt as of September 30, 2012 and December 31, 2011 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529

Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$-

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

12. DERIVATIVE CONVERSION FEATURES

On July 27, 2010, the Company issued two Class A Senior Convertible Revolving Promissory Notes (“Class A Notes”), one to Cambridge Services, Inc., in the principal amount of $683,996, consolidating the series of loans (and related accrued interest) made to the Company since June 26, 2009, and one to Discover Advisory Company, in the principal amount of $1,160,984, consolidating the series of loans (and related accrued interest) made to the Company since September 19, 2008 and including advances through September 30, 2010. Each of these promissory notes are due on demand, accrue interest at the rate of 10%, per annum, are convertible (including accrued interest) at the option of each lender into Common Stock of the Company at 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001 (the "Conversion Price"). Both promissory notes contain conversion caps, limiting conversions under these notes to a maximum beneficial ownership position of Company common stock to 9.99% for each lender. Each of these notes contains Company covenants, requiring the lenders’ prior written consent in order for the Company to merge, issue any common or preferred stock or any convertible debt instruments, declare a stock split or dividends, increase any compensation to its officers or directors by more than five (5%) during any calendar year. During the three and nine months ended September 30, 2012 Cambridge Services, Inc. converted $-0- and $581,269, respectively. For the three and nine months ended September 30, 2012 Cambridge Services advanced $310,000 and $1,359,251,respectively, of which $664,251 was advanced in the nine months ending September 30, 2012 as a payment towards the acquisition of Kwick!. Discovery Advisory Services advanced $2,436,588 as a payment towards the purchase of Kwick! in the nine months ended September 30, 2012.During the nine months ended September 30, 2012 Kreuzfeld LTD advanced $2,069,479 and converted $419,100. VGZ converted $409,200 during the same period.

The Company renegotiated certain outstanding promissory notes with its four major creditors, Discover Advisory Company of the Bahamas *(“DAC”), Kreuzfeld Ltd. of Switzerland (“Kreuzfeld”), Cambridge Services, Inc. of Panama (“CSI”) and Vermoegensverwaltungs-Gesellschaft Zurich LTD of Switzerland (“VGZ”). As of August 1, 2012, the Company authorized the issue of a new series of corporate note, the Class AA Senior Secured Convertible Revolving Promissory Notes, dated as of August 1, 2012 (the New Note(s)”) and issued New Notes: (1) to DAC, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated July 27, 2010, in the original principal amount of $1,080,984, now cancelled, which has an outstanding balance due (including accrued interest) of $3,548,142 as of September 30, 2012; (2) to Kreuzfeld, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 16, 2011, in the original principal amount of $2,000,000, now cancelled, which has an outstanding balance due (including accrued interest) of $3,821,743 as of September 30, 2012; to CSI, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated August 1, 2011, in the original principal amount of $1,303,996, now cancelled, with an outstanding balance due (including accrued interest) of $1,459,392 as of September 30, 2012, and; to VGZ, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 30, 2010, in the original principal amount of $2,000,000, now cancelled, with an outstanding balance due (including accrued interest) of $473,962 as of September 30, 2012. All of the New Notes accrue interest at the rate of 10%, are convertible into common shares at the conversion rate equal to 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001, and are due on demand.. Pursuant to an Equity and Stock Pledge Agreement, also negotiated and executed as of August 1, 2012, the repayment of the outstanding indebtedness of the New Notes is secured by all of the limited partnership interests of the Pledgor’s wholly-owned German subsidiary, KWICK! Community GmbH & Co. KG, a private German limited partnership (“KG”), and all of its shares of the sole general partner of KG, KWICK! Community Beteiligungs GmbH.

The Company accounted for the conversion features underlying these convertible debentures modified or issued in the year ended December 31, 2011 and the nine months ended September 30, 2012 in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures issued to these holders during the nine months ended September 30, 2012 under these terms at the relevant commitment dates to be $6,911,467 utilizing a Black-Scholes valuation model. The company also recognized $1,516,383 in reduction of fair value to capital for

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

12. DERIVATIVE CONVERSION FEATURES (Continued)

conversions during the nine months ended September 30, 2012. The change in fair value of the liability for the related party conversion features resulted in income of $658,264 for the nine months ended September 30, 2012, which is included in Other Income (Expense) in the accompanying financial statements. The fair value of these related party derivative conversion features was determined to be $9,441,807 at September 30, 2012.

On February 28, 2012 the Company signed a convertible note with Michael Pisani. This is a 1 year note that is convertible at $0.025 per share in the amount of $50,000. In the event that any portion of any outstanding Company promissory note, preferred share, warrant or stock option held of record by a non-affiliate of the Company is converted, exercised or exchanged for common shares of the Company at a conversion price or conversion rate less than $0.025 per one (1) common share anytime any part of the outstanding principal amount of this note is outstanding, the conversion rate of this note shall automatically be adjusted to such lower conversion rate. The Company evaluated this conversion contingency under the guidance at ASC 815-40-15 and determined that this conversion feature should be bifurcated from the host contract and measured at fair value. The Company valued this conversion feature utilizing a Black-Scholes valuation model and a probability analysis with regard to the reset provision of the conversion price. The Company determined the initial value to be $55,241, with $50,000 recorded as a debt discount and the remainder as interest expense-derivative conversion features. The discount is being amortized over the life of the note. A total of $29,167 in amortization expense was recorded during the nine months ended September 30, 2012. The Company recognized an additional $751 in value for convertible accrued interest incurred in the nine months ended September 30, 2012. The change in fair value of this liability for the conversion feature resulted in income of $4,975 for the nine months ended September 30, 2012, which is included in Other Income (Expense) in the accompanying financial statements. The fair value of these derivative conversion features was determined to be $51,017 at September 30, 2012.

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

Kwick! has operating leases related to office space in Weinstadt, Germany along with vehicle leases. The office lease is for a term of one year expiring on December 31, 2012 at the rate of $5,858 per month plus utilities. All operating lease contracts over 5 years contain clauses for yearly market rental reviews. Kwick! has a sublease arrangement with Jaumo GmBH a related party (see Note 14). Kwick!’s operating leases relate to leases of land and vehicles with lease terms of between 3 and 5 years. All operating lease contracts over 5 years contain clauses for yearly market rental reviews. The company does not have an option to purchase the leased land at the expiry of the lease periods.

   Payments recognized as an expense:

For the nine months ended September 30, 2012:

Minimum lease payments	$64,792
Sub - lease payments received	(11,538)

Net leasing expense	$53,254

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

13. COMMITMENTS AND CONTINGENCIES (Continued)

Operating lease commitments at September 30, 2012:

2012	$17,933
2013	$71,731
2014	$771
2015	-
2016	-
Total	$90,435
Sub – lease payments to be received	(28,924)
Net lease commitments	$61,511

The Company does not have an option to purchase the leased office at the expiration of the lease period. These vehicle leases call for minimum monthly payments of $1,688 per month and have a remaining term of less than sixteen months.

Our total rent expenses were $99,592 and $45,319 during the nine months ended September 30, 2012 and 2011, respectively.

During the third quarter in 2009 we entered into an engagement agreement with a consultant to assist the Company in the liaison to the Company’s shareholders and investors, to promote the Company and its website to the public markets, and to identify potential strategic partners, acquisition opportunities, and joint venture partners for the Company’s social networking website business. The agreement is deemed to have commenced on January 1, 2009 and extended through December 31, 2011, and called for compensation to the consultant in the form of 2,000,000 five year warrantsfor the purchase of common shares, exercisable at $ 0.025 per share with a cashless exercise provision, for every six months period during the term of the agreement, and the payment in cash of unspecified amounts, the latter at the sole discretion of the Company. The agreement furthermore recognizes that the same consultant had previously provided similar services to the Company for which he received a one-time payment in form of 15,000,000 five year warrants, exercisable at $0.0025 per share.

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

14. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2012 and 2011 one outside director of the Company who also serves as The Company’s general and securities counsel, was paid an aggregate $45,000 and $45,000, respectively, for legal services. The director also received 100,000 common stock options per month during the three and nine monthperiods ended September 30, 2012 and 2011, valued at $2,970 and $8,910, respectively in each year. The legal fees due for the three months ended December 31, 2012 of $15,000 were prepaid prior to September 30, 2012 and are included in prepaid expenses.

During the three and nine months ended September 30, 2012 we incurred aggregate expenses of $66,338 and $163,751, and $74,480 and $187,604 for 2011 respectively, to companies controlled by the Chief Executive Officer, for website hosting, website development, server farm installations and technical advisory services. The Chief Executive Officer is also party to a consulting agreement with the Company, which calls for a monthly consulting fee of $16,667 in cash plus 100,000 restricted shares. This agreement has been verbally extended through December 2012. In the nine months ended September 30, 2012 and September 30, 2011 this officer was granted 900,000 shares. The consulting fees due for the three months ended December 31, 2012 of $50,000 were prepaid prior to September 30, 2012 and are included in prepaid expenses.

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Through September 30, 2012, the beneficial ownership in the Company’s securities held respectively, by Tell Capital AG of Switzerland and its principal, Ulrich Schuerch on a consolidated basis, was approximately 11.4% and approximately 9.9% of the voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, LTD and Vermoegensverwaltungs-Gesellschaft Zurich LTD. (VGZ) of Switzerland. Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, LTD and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2012, 2011 and 2010. During the three and nine months ended September 30, 2012 Cambridge Services, Inc advanced an additional $310,000 and $1,319,251, respectively, and converted $581,269 of debt during the nine months ended September 30, 2012. During the nine months ended September 30, 2012 Discovery Advisory Company advanced an additional $2,436,588. Kreuzfeld, LTD advanced $2,069,479 and converted $419,100 of debt in the nine months ended September 30, 2012, and VGZ converted $409,200 during the same period.. At September 30, 2012, principal of $3,221,722 and $1,270,398 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $3,564,959 and $406,620 principal owed to Kreuzfeld, Ltd. and VGZ, respectively.

The Company, through its subsidiary, Kwick, is party to a service agreement with JAUMO GmbH, Germany, a company partially owned by the officers of Kwick. The subsidiary recognized approximately $84,000 in service revenue from this entity in the nine months ending September 30, 2012.

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

The following table reconciles, for the nine months ended September 30, 2012, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Emb Conversion Liability at January 1, 2012	$4,704,987
Present V Value of beneficial conversion features of new debentures	6,967,458
Present V Change in value of beneficial conversion features during period	(663,238)
Reductions in fair value due to principal conversions	(1,516,383)
Conversion Liability at September 30, 2012	$9,492,824

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the recognition of the conversion liability.

16. ACQUISITION OF KWICK!

On September 30, 2011 Kiwibox.com acquired 100% of the limited partner’s interests in the social network, KWICK! Community GmbH & Co. KG, a private German Limited Partnership and all of the shares of its General Partner, Kwick! Community Beteiligungs GMBH for 7,100,000 Euros, payable as follows: 2,500,000 euros at the closing onSeptember 30, 2011;on March 14, 2012 payment arrangements were changed to reflect the following: 2,300,000 Euros by April 13, 2012 and a third payment on or before April 26, 2012 of 1,600,000. This converts using the conversion rate in effect on September 30, 2011 to $8,567,843. The original agreement also called for 700,000 Euros, contingent on certain earnings goals (“original bonus payment”).The original payment was amended by mutual consent of both parties and the original bonus payment possibly due Kwick! were eliminated. On May 14, 2012 the amended agreement was changed to reflect a decrease in salaries based on restated employment contracts for the former Kwick owners, provided for late payment fees, and the third payment due date was changed to on or before the date the parties sign the amendment (“Amendment 2”). The second payment was paid on April 19, 2012 in the amount of $2,436,588. On May 14, 2012, the final payment was made in the amount of $2,069,479. During the nine months ended September 30, 2012, the Company paid a total of $5,221,093 against the acquisition indebtedness, plus $78,263 for late payment fees in accordance with Amendment 2.

Kwick! is a leading Social network Community in Europe focused on the German speaking market, with more than 1 million members.

The Company completed its purchase price allocation in the third quarter of 2012. The allocation resulted in $41,500 being allocated to identified intangible assets (website development costs), which are being amortized over their estimated life of three years.

Due to exchange rate fluctuation, the carrying amount of goodwill that resulted from the acquisition of Kwick increased in value, with a total of $96,372 in unrealized appreciation from acquisition through September 30, 2012.

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

16. ACQUISITION OF KWICK! (continued)

The following unaudited pro forma financial information for the nine months ended September 30, 2011 combines the historical results of the company Kiwibox.com and its acquired subsidiary Kwick! as if the acquisition occurred on January 1, 2011, as follows:

2011

Revenues	$2,950,794

Net Operating Loss	(181,443)

Net Loss	(4,474,913)

Net loss per share	(0.009)

17. SUBSEQUENT EVENTS

Since September 30, 2012 we have received $90,000 of working capital from accredited investors, which are covered by convertible promissory notes.

On October 5, 2012, 600,000 shares were issued to Andre Scholz under his consulting agreement with the company.

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

Description of Business

We are continuing to optimize this website and develop mobile applications to keep these users engaged across multiple platforms and devices. The Kwick! dating app was ranked in the top Five German dating apps in 2012. As one of the first social networks Kiwibox integrated in the 2nd Quarter 2012 for Kiwibox and Kwick! mobile advertising in its mobile-apps, to substitute the income loss of the movement based on higher mobile usage. With promotional teams, we are continuing to develop partnerships for Kiwibox with event organizers and businesses along the East Coast of the United States and plan further expansion the West Coast by end of the year.

The nearly finished migration of Kwick! into the Kiwibox network and optimizing its workflow process will continue to generate savings by end of this year. The Company will continue to add impressive features also into Pixunity – a division of the Kiwibox network – within the next months. We have recently added the Russian, Chinese and Indian speaking markets to Pixunity. The Company will continue focusing on growth through acquisition and explore new language markets.

Based on the integration work and the financial translation overhead the operating expenses, not including stock-based compensation, are at a level of approximately $100,000 per month. We expect income received as a result of the recent acquisition to minimize or wave the funding needed from existing investors (see sections “Loans and Notes Payable”).

Results of Operations for the Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

For the three and nine months ended September 30, 2012, total revenues amounted to $269,263 and $1,109,914, respectively compared to $1,500 and $2,272 recorded in the same periods in 2011. This increase is due to the results of our wholly-owned subsidiary, Kwick!, which was acquired on September 30, 2011.

Gross Profit (Loss) for the nine months ended September 30, 2012 amounted to $368,254 after accounting for $741,660 in cost of sales. For the three months ended September 30, 2012 gross profit amounted to $88,419 after accounting for cost of sales of $180,844. The reduction in cost of sales was the result of the cost cutting measures undertaken at Kwick! by management that were fully realized in the third quarter.

After deducting selling - and general and administrative expenses of $474,052 and $1,695,249 for the three and nine months ended September 30, 2012, compared to $294,067 and $824,827 recorded in the same period in 2011, the Company realized operating losses of $385,633 and $1,326,995 for the three and nine months ended September 30, 2012 compared to operating losses of $293,547 and $825,390 in the same periods in 2011. The decline in selling expenses is the result of reductions in staffing initiated during the first quarter but not fully realized until the end of the third quarter 2012.

The period concluded with a net loss of $1,209,014 for the quarter and a loss of $8,109,570 for the first nine months of 2012. After accounting for dividends accrued on outstanding preferred stock which totaled $38,447, the net loss applicable to common shareholders for the nine months ended September 30, 2012 was $8,148,017 or $0.013 per share compared to a net loss applicable to common shareholders of $4,823,809 or $0.01 per share for the same period in 2011.

Liquidity and Capital Resources

We have financed our business with new debt since our cash flow is insufficient to provide the working capital necessary to fund our operations. We received $310,000 in cash from short-term loans from accredited private investors during the three months ended September 30, 2012. We have an ongoing and urgent need for working capital to fund our operations. If we are unable to continue to receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $20,603,415 at September 30, 2012, as compared to $15,634,950 at December 31, 2011. The change is primarily attributable the new convertible notes issued to complete the acquisition of Kwick!. Stockholders’ equity showed an impairment of $13,096,112 at the end of the period, compared to an impairment of $8,211,778 at the beginning of the year. The negative cash flow from operations during the six months totaled $693,992 and was financed by new debt.

Our bank debt as of September 30, 2012 consisted of a bank overdraft of $207,457. Aside from trade payables and accruals, our remaining indebtedness at September 30, 2012 mainly consisted of certain notes and loans aggregating $8,993,699 and the following obligations. The position “Obligations to be settled in stock” of $264,838 accounts for common shares due under consulting agreements, and for services to be settled in common stock options and warrants, where the underlying securities had not yet been issued. Current liabilities also include $620,313 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

As of September 30, 2012, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of September 30, 2012, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of September 30, 2012 and December 31, 2011 and the related statements of operations, and cash flows for the three and nine months ended September 30, 2012 and 2011, in conformity with generally accepted accounting principles.

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

Changes in Internal Controls over Financial Reporting

Other than as stated above, during the quarter ended September 30, 2012, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1  LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any pending material legal proceedings.

Item 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

Item 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)   Issuance of unregistered securities

     During the three and nine months in 2012 the Company did not sell any unregistered securities.

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

(b)        Reports on Form 8-K:

On July 19, 2012 the company filed a report on form 8-K with the commission announcing the release of additional Ipad and Iphone apps and that Kwick! was ranked among the top five German dating apps..

On August 27, 2012, the company filed a current report on 8-K with the commission announcing that Pixunity had entered the Russian, Chinese and Indian speaking markets.

On September 17,2012, the Company filed a current report on Form 8-K with the Commission, announcing an updated Iphone app and Mobile HTML5 version..

On September 25, 2012, the Company filed a current report on Form 8-K with the Commission, announcing the Pixunity platform was launching in the French language.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Kiwibox.Com, Inc.

Date: November 23, 2012

By:	/s/ Andre Scholz
Andre Scholz
Chief Executive Officer

Date: November 23, 2012	By:	/s/ Craig S. Cody
Craig S. Cody
Chief Financial Officer

