Form 10-K
period 2012-12-31
Kiwibox.Com, Inc.
filed 2013-04-15
CIK 838796

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2012

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The Registrant’s revenues for the fiscal year ended December 31, 2012 were $1,469,705.

Common stock, par value $.0001 per share (“Common Stock”), was the only class of voting stock of the Registrant outstanding on March 29, 2013 Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on March 25, 2012 the aggregate market value of the shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on March 29, 2013, was approximately $6,793,930. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

As of March 29, 2013 679,393,060 shares of Common Stock, $.0001 par value, were outstanding.

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

On September 30, 2011, Kiwibox.com acquired the German based social network Kwick! (see Note 21 of the Financial Statements).

The Company is currently subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934. The Company has the authority to issue an aggregate of One Billion Four Hundred Million (1,400,000,000) Common Shares, par value $.0001, following an increase from 700,000,000 shares, authorized by the Company on January 29, 2009, and Three Million (3,000,000) Preferred Shares, par value $.001, of which at December 31, 2011, Two Thousand Five Hundred (2,500) were designated as Cumulative Preferred Shares, par value $.001; Three Hundred Thousand (300,000) were designated as Series A Senior Convertible Preferred Stock, par value $0.001; Three Hundred Fifty Thousand (350,000) were designated as Series B Senior Convertible Preferred Stock, par value $0.001; One Hundred Twenty Thousand (120,000) were designated as Series C Senior Convertible Preferred Stock, par value $0.001; Five Hundred Thousand (500,000) were designated as Series D Senior Convertible Preferred Stock, par value $0.001; Five Hundred Thousand (500,000) were designated as Series E Senior Convertible Preferred Stock, par value $0.001, and Forty-Three Thousand Six Hundred Ten (43,610) were designated Series G Senior Convertible Preferred Stock

As of December 31, 2012, there were outstanding 679,393,060 Common Shares, 1 Cumulative Preferred Share, and 85,890 Convertible Preferred Shares.

Description of Business

Overview

On December 31, 2009 Magnitude Information Systems, Inc. changed its name to Kiwibox.Com, Inc.

We own and operate “Kiwibox.com”, a social networking website. Initially launched in 1999, Kiwibox.com is an online social networking community.. Kiwibox has a regional-based advertising-system that allows target-group-optimized ads for advertisers and sponsors.

Kiwibox Operations

The company successfully acquired the German social network Kwick! in the third quarter 2011. This acquisition added more than 1 million members with over 2 billion page impressions a month to the Kiwibox network. This community has been online since 1999 and has flirting, blogging and real time event features. Kiwibox was one of the first social networks integrated for social mobile advertising in its mobile-apps, to account for the movement to mobile applications from fixed site usage. Based on the increasing mobile usage Kiwibox is “focusing on mobile development in 2013.

We are continuing to optimize this website and develop mobile applications to keep these users engaged across multiple platforms. We are presently increasing the number of events sponsored in Germany as a way to bind our German members to our website.

The Company has successfully integrated the Pixunity picture-sharing platform to the US market and will continue to add enhanced features throughout the year. At the same time we continue to increase our market presence. Our promotional teams, both inside and outside of New York City, continue to develop  partnerships with event organizers and businesses along the East Coast of the United States and plan further expansion of these types of market alliances throughout 2013.

The Company attaches great importance to its innovative technology developments and continues to follow the top social network market leaders with technology upgrades, providing its users with an alternative social networking opportunity.

Our monthly operating expenses, not including stock-based compensation, are at a level of approximately $119,000. (see sections “Loans and Notes Payable”).

Overall, we have equipped the entire website with the newest state-of-the-art advertising features which enable sponsors to self-direct their message to specific target audiences based on gender, age, geographic region, education, and interests. That also included a Search-Engine optimization with privacy options which improves search results.  We focused our development resources to construct a scaleable and highly redundant platform that can accommodate future growth. Our platform and software were updated in the second quarter to the new Internet Protocol IPv6 to verify being reachable also in the near future. During 2012, Kiwibox and Kwick! coordinated their software developments, versions and technology on parallel tracks to optimize future developments. These technology improvements will permit us to more easily integrate new applications and networks as they are acquired in the future.

One of the most important features of a social network website is the Search and “be found” function. Here we completely upgraded our member search function to facilitate friends’ searches and establish community networks of users on a global basis.

Potential Revenue Streams and Marketing Strategy

Currently we generate the majority of our revenue from advertising/sponsorships. We are currently in the midst of cementing partnerships with various event marketers in our core user area. We anticipate revenue growth from increased membership activity on our revitalized website as we continue to implement new marketing strategies. Our software and networking technologies we incorporated during 2012 now permit our mobile devices to accept and receive direct advertising, a vital mobile usage component that we expect to drive new advertising revenues during 2013.

With the integration of target-group optimized advertising, we seek to accommodate potential advertisers, recognizing and responding to the importance of a contact-price in relation to the internet target “cloud”. Our social media networks permit us to work with potential advertisers to identify the right member groups for direct target advertising, a marketing channel that is readily accessible to our social media community.

“Community” means social network – and thrives on membership networking. Our new website is based on the latest web technology which makes it easier for users to stay connected and to interact with each other. Most importantly, our website features permit our community members to stay informed in “real” time about events and parties in areas we are targeting through our promotional teams.

Safety

Kiwibox.com has developed an effective monitoring model which assists in maintaining a safe site for our membership base, combining both technology based systems and user moderation. Users communicate and share information in an environment where they feel both secure and at ease. Members of the Kiwibox team monitor forums and groups daily to ensure the content is appropriate.

In addition to our monitoring system, the Kiwibox.com platform is equipped with advanced technology safety features. This includes the private sphere configuration of users, contact blocs for larger age differentials, anti-spam protection and intelligent self-learning user-scoring feature. Kiwibox.com has also implemented state of the art security features such as former Attorney General Andrew M. Cuomo’s hash value database in order to block images of illegal sexual content. With the combination of human moderation and advanced technology, users are afforded a safe and secure site. Our Kwick! subsidiary uses a team of online volunteers to monitor the site and assist users to optimize their time spent on the site.

Competition

Our primary competitors are other youth targeted online social networks, including Facebook.com, Twitter. Facebook and Twitter are widely considered the industry leaders, however, recently statistics and strategic announcements from both companies has indicated a shift in the target audience from teens and college students to a much broader and more adult demographic, because of their international focus. We plan to distinguish ourselves by targeting the US-market and by combining the social-network advantages with user generated content – from users to users, while stressing the community feeling. As these other social networks have made changes to their websites we have been able to capitalize on the disenfranchised users and bring them into our online community.

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

Currently, we have 13 full-time employees are employed by our German subsidiary, Kwick!.

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

Doubt Raised About our Ability to Continue as a Going Concern.

Our financial statements have been presented on the basis that we will remain a going concern and that our assets will increase and that we will satisfy our liabilities in the normal course of our business. Kiwibox has had minimal revenues and/or has incurred operating losses during the fiscal years ended December 31, 2009, 2010, 2011 and 2012. Our independent auditors have concluded that these factors create an uncertainty about our ability to continue as a going concern. Our ability to continue as a going concern is dependent, among other factors, on our continued success in raising capital.

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

Website and Service Development Risks

The continuing development of our Kiwibox.com website is a highly complex technical process. We are continuing the process of designing and implementing a wide array of feature and contents enhancements in order to remain competitive in our teen marketplace. If we are unable to develop and introduce new services or enhancements to our website in a timely manner in response to changing market conditions or customer requirements, our business, prospects, operating results and financial condition could be materially adversely affected.

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

Absence of Dividends

We have not paid any dividends on our common stock and we are not likely to do so in the foreseeable future. We presently intend to retain earnings for use in growing our business. We may pay for some of our future expansion through debt financing, in which case lenders traditionally prohibit the payment of any such dividends. We also are prohibited from paying dividends on our common stock before we have paid all dividends accrued on our preferred stock, which accruals amounted to $633,129 at December 31, 2012. Investors should be aware, therefore, that the Company intends to re-invest any earnings back into our business for the foreseeable future and that they should have no expectations of receiving any dividends on the common shares they may purchase.

ITEM 2:	Description of Properties

We maintain offices for our Kiwibox operations at 330 W. 38th Street, New York, New York 10018, for approximately 733 square feet. The lease expired at the end of 2012 and was subsequently extended until December 2013 under the same terms. Currently there is no written lease only a verbal commitment. We pay minimum monthly rentals of $2,200 plus tenants’ share of utility/cam/property tax charges which average approximately $623 per month. Kwick! maintains an office at Werkstrasse 24, 71384 Weinstadt Germany, comprised of approximately 4,000 square feet for which we pay monthly charges of 3,620 Euros pursuant to a lease with a 90 day opt out clause.

ITEM 3:	LEGAL PROCEEDINGS

At the time of this report, the Company is not a party to any material legal proceedings.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the 2012 fiscal period.

PART II

ITEM 5:	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Market Information

The Company’s common stock currently trades on the Electronic Bulletin Board of the OTC market, under the symbol KIWB. The following table sets forth, for the calendar quarters indicated, and for the last three years, the high and low sales prices for the Company’s common stock.

	OTC-BB
	Low/Bid	High/Ask
2010
First Quarter	$0.01	$0.02
Second Quarter	0.01	0.02
Third Quarter	0.01	0.01
Fourth Quarter	0.01	0.02
2011
First Quarter	$0.01	$0.02
Second Quarter	0.02	0.06
Third Quarter	0.04	0.06
Fourth Quarter	0.02	0.06
2012
First Quarter	$0.03	$0.05
Second Quarter	0.02	0.04
Third Quarter	0.01	0.02
Fourth Quarter	0.01	0.02

(b) Shareholders

As of March 25, 2013, there were approximately 356 shareholders of record for the Company’s Common Stock. The number of record holders does not include shareholders whose securities are held in street names.

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

Recent Issues of Unregistered Securities

On December 22, 2012, the Board of Directors authorized the issue of restricted common shares to its two Directors and Chief Financial Officer for 250,000 shares each, and to its accountant and an officer of Kwick! for 150,000 shares each. These restricted common shares were issued to these recepients pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof.

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

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2008 through 2012 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

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

Balance Sheet

	December 31,
	2012	2011	2010	2009	2008

Total assets	$6,877,123	$8,243,931	$166,436	$141,415	$130,672
Current liabilities	25,910,042	16,326,319	6,181,044	2,311,386	5,179,293
Long-term debt	-	-	-	-	-
Working capital	(25,475,653)	(15,505,560)	(6,145,931)	(2,226,345)	(5,148,331)

Stockholders’ equity (impairment)	$(19,032,919)	$(8,211,778)	$(6,014,608)	(2,169,971)	(5,048,621)

Statement of Operations

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Total revenues	$1,469,705	$599,615	$2,039	$50,450	$59,421
Operating loss	(1,671,156)	(1,500,610)	(1,181,626)	(1,609,956)	(6,206,870)
Net loss	(14,010,332)	(5,900,537)	(3,972,372)	(2,440,465)	(5,493,764)
Net loss after dividends on preferred shares	(14,061,595)	(5,951,800)	(4,023,635)	(2,491,728)	(5,545,096)
Net loss per common share	$(0.022)	$(0.011)	$(0.008)	$(0.006)	$(0.015)
Number of shares used in computing per share data	650,715,901	522,090,046	494,315,316	447,090,174	373,156,459

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Description of Business

Based on its market surveys, the Company’s business plan focused on increasing its regional membership during 2012. These efforts in the New York City membership market have resulted in an increased membership growth during 2012. The Company intends to continue its marketing efforts in this region through a series of street promotion and event organizing in 2012. The Company has developed a number of partnerships with event organizers and businesses along the east coast of the United States and plans further expansion of these types of market alliances.

In continuing its efforts to exploit other available revenue sources in addition to its current efforts focused on organic membership growth, the Company acquired the German social network Kwick! on September 30, 2011. Management believes that this acquisition will significantly enhance the Company’s competitive market position during 2013.

The Company attaches great importance to its technology developments and continues to follow the top social network market leaders with technology upgrades, providing its users with an alternative social networking opportunity.

The operating expenses, not including stock-based compensation, remained at a level of approximately $119,000 per month. We are currently receiving funding at these levels from existing investors (see sections “Loans and Notes Payable”).

Results of Operations for the Twelve Months Ended December 31, 2012 Compared to the Twelve Months Ended December 31, 2011

The Companies acquisition of its subsidiary Kwick! has significantly increased revenue. Our website presence is not yet supported by a volume of active members-users that would provide a basis for significant growth in advertising revenues. For the year ended December 31, 2012, total revenues amounted to $1,469,705 compared to $599,615 in 2011. Revenues were derived almost entirely from the Kwick! operations, which were acquired on September 30, 2011.

Gross Profit (Loss) amounted to $177,534 after considering $1,292,171 costs of goods sold. After deducting selling, research, and general and administrative expenses of $1,848,690 compared to the $1,606,116 recorded in 2011, the Company realized an operating loss of $1,671,156 compared to an operating loss of $1,500,610 in 2011. For the year 2013 management expects a reduction in operating expenses which, coupled with an expected increase in revenues, will start a process of putting the company on a path towards eventually eliminating the erosion of shareholder value.

The major item included in non-operating income and expenses was a charge of $7,663,872 accounting for the intrinsic value of the beneficial conversion feature associated with convertible debt. We also incurred a charge of $2,895,203 in connection with changes in the valuation of derivative liabilities. In 2011, the major item included in non-operating income and expenses was a charge of $3,659,670 accounting for the intrinsic value of the beneficial conversion feature associated with convertible debt and a charge of $476,281 in connection with changes in the valuation of derivative liabilities In 2011, The year concluded with a net loss of $14,010,332. After accounting for dividends accrued on outstanding preferred stock which totaled $51,263 the net loss applicable to common shareholders was $14,061,595 or $0.022 per share, compared to a loss of $5,951,800 or $0.011 per share for the previous year.

Liquidity and Capital Resources

We have financed our business with new debt and equity capital since our cash flow is insufficient to provide the working capital necessary to fund our parent operations. In addition, we received $1,055,000 from short-term loans. We have an urgent need for working capital to fund our operations. If we are unable to immediately receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $25,475,653 at December 31, 2012, as compared to $15,505,560 at December 31, 2011. Stockholders’ equity showed an impairment of $19,032,919 at the end of the year, compared to an impairment of $8,211,778 at the beginning of the year. The cash flow from operations totaled $(969,318) and was brought about primarily due to operating losses. We have no bank debt and our indebtedness at December 31, 2012, except for an overdraft line of credit of $176,103 with Kwick! Our other indebtedness, excluding the other current liabilities described below, consisted of certain notes and loans aggregating $9,328,895, derivative conversion liabilities of $13,797,679 and advances from related parties of $30,710. The position “Obligations to be settled in stock” of $270,658 includes $134,658 for common shares and options accrued for certain officers and directors pursuant to their respective employment and remuneration agreements, and $136,000 for stock and warrants due under consulting agreements. Current liabilities also include $633,129 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

Item 9A(T).   Evaluation of Disclosure Controls and Procedures

In connection with the preparation of the Company’s Annual Report on Form 10-K, an evaluation was carried out by our management, with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2012.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to  management, included the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our evaluation of disclosure controls and procedures as of December 31, 2012, conducted as part of the Company’s annual audit and preparation of our annual financial statements, several deficiencies were identified which viewed in the aggregate, represent a material weakness.  As a result of this material weakness, described more fully below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2012, the Company’s disclosure controls and procedures were ineffective.

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

 Management has conducted, with the participation of the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012.  Management’s assessment of internal control over financial reporting was conducted using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

 A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of December 31, 2012, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

1. The Company’s control environment did not have adequate segregation of duties and lacked adequate accounting resources to address non routine and complex transactions and financial reporting matters on a timely basis, primarily due to a lack of resources.

2. The Company had only a part time chief financial officer performing all accounting related duties on site, presenting the risk that the reporting of these non routine and complex transactions during the preparation of our future financial statements and disclosures may not be accomplished in a timely manner. In September of 2012 the Company hired an additional comptroller to review and assist the Chief Financial Officer.

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2012 and 2011, in conformity with generally accepted accounting principles.

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

 Changes in Internal Control over Financial Reporting

 Other than described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal year ended December 31, 2012, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

Andre Scholz, Age 35 – Director, Chief Technology Officer. Andre Scholz has more than 15 years business experience in Internet, telecommunication technology and IT security. He holds an advanced degree from the University of Stuttgart and Konstanz in electronic engineering. Mr. Scholz is a consultant and well known technical expert for numerous social networks, communities and high-traffic sites, active around the world. He brings a wealth of social network and internet knowledge to Kiwibox. Mr. Scholz was co-founder of various internet exchange points and manages them until now. Since 1996 he is Managing Director of a carrier and Internet Service Provider in Stuttgart, Germany and since 2002 he is CEO of the Interscholz company group, Leonberg, Germany, which places private investments in and is managing and operating various companies.

Craig S. Cody, Age 50 – Chief Financial Officer. Effective as of May 4, 2010, Registrant promoted Craig S. Cody to serve as its Chief Financial Officer. Mr. Cody, a licensed Certified Public Accountant, had previously served as the Comptroller for the Registrant. In addition to managing an independent accounting and financial services business in New York for a diverse group of clients, he brings extensive management experience derived in the public sector. Mr. Cody holds a B.S. Degree in Accounting from the State University of New York.

Joseph J. Tomasek, Age 66 - Director. Mr. Tomasek was appointed a director in February 2000. Mr. Tomasek also serves as our General Counsel and coordinates our legal affairs in such role. In addition to serving in these Company positions, Mr. Tomasek represents U.S. and international clients in corporate and securities law matters. Mr. Tomasek received his Juris Doctor and Bachelor of Arts Degrees from Seton Hall University and a Certificate d'Etudes in European Studies from the University of Strasbourg, France. Mr. Tomasek is a member of the Bars of the States of New Jersey,and New York.

Family Relationships

There are no family relationships between any of the directors or executive officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company knows of no person, who at any time during the period from the date at which it filed its annual report on Form 10-K for the year ended December 31, 2012 to the present, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a), except for the annual statements of beneficial ownership of securities on Form 5 for the officers and directors of the Company which were filed late.

ITEM 11:          EXECUTIVE COMPENSATION

2012 SUMMARY COMPENSATION TABLE

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of the Company during the year ended December 31, 2012, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2010, as well as the most highly compensated employees who did not serve as executive officers during 2010. Compensation information is shown for the fiscal years ended December 31, 2012, 2011 and 2010:

								(1)
Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non- Equity Incentive Plan Compensation ($) (g)	Non- Qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($)
Andre Scholz	2012	200,000	2,500	30,600	-	-	-	-	233,100
Chief Executive	2011	200,000	-	28,950	-	-	-	-	228,950
Officer, President,	2010	230,000	-	24,000	-	-	-		254,000
Director
Joseph J. Tomasek,	2012	-	2,500	-	11,880	-	-	60,000	74,380
Esq., Director and	2011	-	-	-	11,880	-	-	60,000	71,880
General Legal Counsel	2010	-	-	-	11,880	-	-	65,000	76,880
Joerg Otzen	2012	-	-	-	-	-	-	-	-
Director	2011	-	-	-	-	-	-
	2010	-	-	-	-	-	-	5,000	5,000
Craig S Cody	2012	91,000	2,500	-	-	-	-	5,000	98,500
Chief Financial Officer	2011	91,000	-	-	-	-	-	3,500	94,500
	2010	59,750	-	-	-	-	-	27,462	87,212
Rudolf Hauke	2012	-	-	-	-	-	-	-	-
Chief Executive	2011		-	-		-	-	-	-
Officer, President,	2010		-		13,867	-			13,867
Director
Joerg H. Klaube	2012	-	-	-	-	-	-	-	-
Chief Financial	2011		-	-	-	-	-	-	-
Officer, Director	2010	30,763	-	-	-	-	-	-	30,763

All executive officers	2012	291,000	7,500	30,600	11,880	-	-	65,000	405,980
and named significant	2011	291,000	-	28,950	11,880	-	-	63,500	395,330
employees and	2010	320,513	-	24,000	25,747	-	-	97,462	467,722
directors as a group

Andre Scholz 2009-2012: Andre Scholz joined the Company in May 2009, as our Chief Technology Officer and as a director. On August 1, 2010 Mr. Scholz took over as President and Chief Executive Officer. During 2012, we paid Mr. Scholz $200,000 as salary. He also has accrued 1,200,000 common shares earning 100,000 common shares every month. These shares were accrued for and valued at $30,600. During 2011, we paid Mr. Scholz $200,000 as salary. He also has accrued 1,200,000 common shares earning 100,000 common shares every month. These shares were accrued for and valued at $28,950. During the first quarter of 2010, the company issued the 500,000 shares for the signing bonus and 950,000 shares towards the accrued monthly allowance. In the third quarter the company issued an additional 500,000 shares towards the accrued monthly allowance. During 2010, we paid Mr. Scholz $230,000 as salary and $20,000 in consulting fees prior to his entry into the Company. . During 2009, we paid Mr. Scholz $140,000 as salary and $20,000 in consulting fees prior to his entry into the Company. He also has accrued 500,000 common shares as a signing bonus and is earning 100,000 common shares every month, beginning with May 15, 2009. All but 500,000 of these shares have been issued through December 31, 2012.

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

Joseph J. Tomasek 2012-2009: During fiscal years 2012, 2011, 2010 and 2009, the Company incurred or paid $60,000, $60,000, $65,000 and $ 185,000, respectively, to Mr. Tomasek for legal services rendered to the Company. In 2012 Mr. Tomasek earned options for 1,200,000 restrictrd shares, valued at $11,880 pursuant to the Black-Scholes valuation formula. In 2011 Mr. Tomasek earned options for 1,200,000 restricted shares, valued at $11,880 pursuant to the Black-Scholes valuation formula. In 2010 Mr. Tomasek earned options for 1,200,000 restricted shares, valued at $11,880 pursuant to the Black-Scholes valuation formula. In addition, Mr. Tomasek was granted 500,000 stock warrants, valued at $5,000 pursuant to the Black-Scholes valuation formula. In 2009 Mr. Tomasek earned options for 900,000 restricted shares, valued at $8,910 pursuant to the Black-Scholes valuation formula. These options are earned at the rate of 100,000 options per month, beginning with April 2009.

Joerg Otzen 2011-2009: During 2010 Mr. Otzen earned 500,000 stock warrants, valued at $5,000 pursuant to the Black-Scholes valuation formula.

Craig S Cody 2012- 2010: During the year 2012, Mr. Cody earned $96,000. During the year 2011, Mr. Cody earned $94,500. During the year 2010, Mr. Cody earned $82,212 and 500,000 stock warrants, valued at $5,000 pursuant to the Black-Scholes valuation formula. In 2009, Mr. Cody earned $18,450.

Andre Scholz – 2012-2009. The terms of his consulting /employment agreement are included in our filing on Form 8-K of May 22, 2009 which is incorporated herein by reference to that filing. On January 1, 2013 the terms of his consulting agreement were extended through December 31, 2013 with no changes to the terms.

Stock Options:

No stock options were granted during 2009, 2010 or 2011 pursuant to the Company’s 1997 Stock Option Plan and 2000 Stock Incentive Plan, to any executive officers, directors, employees or to any beneficial owners of more than 10 percent of any class of equity securities of the Company. In addition, there were no stock options or warrants exercised by any officer, director, employee or any beneficial owners of more than 10 percent of any class of equity securities of the Company during 2010, 2011 or 2012.

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

Options Granted Outside of Stock Option Plans:

During 2012, one director who also serves as the Company’s general counsel earned 1,200,000 five-year stock options, exercisable at $0.05 per common share.

During 2010, Rudolf Hauke, the former Chief Executive Officer earned 700,000 four-year stock options, exercisable at $0.10 per common share, pursuant to his employment agreement. Also during 2010, one director who also serves as the Company’s general counsel earned 1,200,000 five-year stock options, exercisable at $0.05 per common share.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2012, for each of the persons covered under our Summary Compensation Table.

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards No. of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	No. of Shares or Units of Stock that have not vested	Market Value of Shares or Units of Stock that have not vested	Equity Incentive Awards, Shares, Units Or other Rights that have not vested	Equity Incentive Plan Awards: Market or Payout value of Unearned Shares, Units or other rights that have not vested
Rudolf Hauke, CEO and President	1,600,000	-	-	$0.10	1/14/13 to 4/14/14	-	-	-	-

Joseph J.	1,000,000	-	-	$0.025	6/26/13	-	-	-	-
Tomasek,	4,500,000	-	-	$0.05	3/31/13 to
Director and General					9/30/16
Legal
Counsel

		-	-			-	-	-	-
		-	-			-	-	-	-

Option Exercises and Stock Vested Table: None

Pension Benefits Table: None

Nonqualified Deferred Compensation Table: None

Pre-requisites Table: None

Compensation of Directors:

We did not pay any compensation to any of our directors for services rendered as directors during fiscal years 2012, 2011 and 2010

During 2010, we granted 2 directors 500,000 warrants each exercisable at $0.025 for 5 years in recognition of the services provided as directors of the company.

During 2012, 2011 and 2010, one outside director of the Company who also serves as the Company’s general and securities counsel, incurred or was paid an aggregate of $60,000, $60,000, and $65,000 respectively, for legal services.

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

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us with respect to the beneficial ownership of Common Stock held of record as of December 31, 2012, by (1) all persons who are owners of 5% or more of our Common Stock, (2) each of our named executive officers (see “Summary Compensation Table”), (3) each director, and (4) all of our executive officers and directors as a group. Each of the stockholders can be reached at our principal executive offices located at 330 West 38th Street, Suite 1602, New York, New York 10018.

Title of Class*	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Directors and Executive Officers:

Common Stock	Andre Scholz	6,800,000	(2)	1.01%
	Pres./CEO/Director

	Joseph Tomasek	8,480,500	(3)	1.29%
	Director

	Craig Cody	750,000	(5)	0.10%
	Chief Financial Officer

All Directors and Officers as a Group:		13,130,500		2.4%
as a Group (3 persons)

Beneficial owners of more than 5% of Common Stock (exclusive of officers and directors):

Discover Advisory Company		67,871,366	(7)	9.99%
c/o Horymor Trust Corp. Ltd.
50 Shirley Street / P.O.Box N-341,
Nassau

Cambridge Services Inc.		67,871,366	(8)	9.99%
c/o TSZ Treuhandgesellschaft
Sauter & Co.
Suedstr. 11, CH-8034 Zurich, Switzerland

Markus Winkler 330 West 38 St New York, NY 10018		67,871,366	(9)	9.99%

 * The Company also has issued and outstanding as of December 31, 2012, 85,890 shares of its Senior Convertible Preferred Stock, with concentrations in excess of 10% for one or more of the holders of such stock, however, none of such shares bear any voting rights.

(1)	For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock which such person has the right to acquire within 60 days of March 1, 2013. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any shares of Common Stock which such person has the right to acquire within such date, whether by exercise of stock options or warrants or conversions of other securities, are deemed to be outstanding and to be beneficially owned by the person holding such option, warrant or convertible security for purposes of computing such person’s percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.
(2) Consists of 5,750,000 shares 800,000 shares accrued but not yet issued along with 250,000 shares issued in February 2013
(3) Includes 3,400,000 stock options and 500,000 warrants.
(4) Includes 500,000 warrants.
(5) Includes 500,000 warrants and 250,000 shares.
(6) Includes 2,800,000 shares accrued but not yet issued, and 3,500,000 warrants owned by Ulrich Schuerch who has investment and voting control of Tell Capital AG, 22,500,000 5-year warrants, exercisable at $0.07 per share, and 12,700,000 4-year warrants, exercisable at $0.05 per share.

(7) Includes 54,853,154 shares issuable upon conversion of convertible debt. Karen Buehler has investment and voting control of Discover Advisory Company.
(8) Includes 21,852,490 shares issuable upon conversion of convertible debt. Victor Sauter has investment control of Cambridge Services Inc.
(9) Includes 47,871,367 shares issuable upon conversion of convertible debt of Kreuzfeld, LTd and VGZ-Vermoegenssverwaltungsgesellschaft both of which Markus Winkler has investment and voting control. sult

All Directors of the Company hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Executive Officers of the Company are appointed by the Board of Directors at meetings of the Company 's Directors and hold office until they resign or are removed from office.

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

ITEM 13:            CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2012 and 2011 one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $60,000 and $60,000, respectively, for each period for legal services. The director also received 100,000 common stock options per month during the year ended December 31, 2012, valued at $11,880, and a stock grant of 250,000 common shares, valued at $2,500. The director also received 100,000 common stock options per month during the year ended December 30, 2011, valued at $11,880. The balance due to this director at December 31, 2012 and 2011 was $0 and $5,000, respectively.

For the year ended December 31, 2012 and 2011 we incurred an aggregate $437,952 and $444,390, respectively, to companies controlled by the Chief Executive Officer of the Company, for website hosting, website development and technical advisory services, server farm installations and IT equipment purchases, and paid $7,585 in 2011, for promotional materials. The officer also earned 100,000 common shares per month during the year ended December 31, 2012 under a consulting agreement, valued at $30,600, and a stock grant of 250,000 common shares, valued at $2,500. During 2012, the officer received 1,200,000 shares for prior year share obligations. The officer also received $100,000 in November 2012 for prepaid consulting fees towards 2013 under the terms of a consulting agreement.

During 2011, one former principal of Kwick! advanced the subsidiary 100,000 Euros, which was repaid during 2012.

During 2012 and 2011 the beneficial ownership in the Company’s securities held respectively, by Tell Capital AG of Switzerland and its principal, Ulrich Schuerch on a consolidated basis, was approximately 11.4% and approximately 9.9% of the voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, LTD and Vermoegensverwaltungs-Gesellschaft Zurich LTD. (VGZ) of Switzerland. Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, LTD and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2012 and 2010.During the year ended December 31, 2012 Cambridge Services converted $581,269 of debt. Kreuzefeld, Ltd converted $419,100 and VGZ converted $409,200 of debt. During the year ended December 31, 2011, Cambridge Services, Inc. reassigned $503,760 to a third investor Kreuzfeld, Ltd and converted $377,820. During the same periods Discovery Advisory Services converted $1,160,700 and Kreuzfeld, Ltd. converted $492,760.

During the year ended December 31, 2012 Cambridge Services Inc.advanced an additional $1,303,913, Discovery Advisory Company advanced an additional $2,436,588, Kreuzefeld, LTD advanced an additional $2,069,479 and VGZ advanced $365,338 During the year ended December 31, 2011, Cambridge Services, Inc. advanced an additional $745,000. At December 31, 2012, $3,221,722 and $1,215,060 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $3,564,959 and $771,958 owed to Kreuzfeld, Ltd. and VGZ, respectively. During 2012 To complete the acquisition of Kwick!, Cambridge Services, Inc.,Discovery Advisory Services, Kreuzfeld, Ltd and VGZ advanced $298,913, $2,436,588, $2,069,479 and $365,388, respectively. Additionally, Ulrich Schuerch advanced the Company $100,000 in the year ended December 31, 2011, and holds $340,000 of demand notes issued at a rate of interest of 10%.

The Company, through its subsidiary, Kwick, is party to a service agreement with JAUMO GmbH, Germany, a company partially owned by the officers of Kwick. The subsidiary recognized approximately $93,174 in service revenue from this entity in the year ending December 31, 2012. In the year ending December 31, 2011 the subsidiary recognized $57,416 in service revenue.

ITEM 14:            PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Rosenberg Rich Baker Berman & Company ("Rosenberg") billed us in the aggregate amount of $64,860 and $41,262 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-K and 10-Q for the years ended December 31, 2012, and December 31, 2011, respectively.

AUDIT-RELATED FEES

Rosenberg did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2012, and December 31, 2011.

TAX FEES

Rosenberg billed us in the aggregate amount of $0, and $0 for professional services rendered for tax related services for the fiscal years ended December 31, 2012 and December 31, 2011, respectively.

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

During the fourth quarter in 2012, the Company filed the following reports on Form 8-K:

On October 25, 2012, the Company filed a current report on Form 8-K, announcing Kiwibox.com was launching a mobile site registration capability..

On December 17, 2013, the Company filed a current report on Form 8-K, announcing Kiwibox.com has released a new IOS and Android updates.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIWIBOX.COM, INC.

By:	/s/ Andre Scholz	Date: April 10, 2013
Andre Scholz
President and Chief Executive Officer
(Principal Executive Officer),
Director

By:	/s/ Craig Cody	Date: April 10, 2013
Craig S. Cody
Secretary, Chief Financial Officer
(Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

//s/ Joseph J. Tomasek	April 10, 2013
Joseph J. Tomasek, Director

/s/ Andre Scholz	April 10, 2013
Andre Scholz, Director

EXHIBIT INDEX

(A)	Financial Statements and Notes to Financial Statements

(3) (i)	Articles of Incorporation and Amendments thereto, incorporated herein by reference to Exhibits of previous filings with the Commission.

(3) (ii)	Bylaws of the Company, incorporated herein by reference to Exhibits of previous filings with the Commission.

10.25*	Copy of Agreement and Plan of Reorganization, Dated February 19, 2007, between the Company, Kiwibox Media, Inc. and the Kiwibox Shareholders, and Form of Employment Agreement for the Three Kiwibox Shareholders,

10.27*	Amendment No. 3 to Agreement and Plan of Reorganization, dated July 31, 2007 and Effective August 2, 2007.

10.28*	Preliminary Employment Agreement with Paul Farris, Dated September 19, 2007

10.29*	Amendment No. 4 to Agreement and Plan of Reorganization, dated as of December 3, 2007.

10.30*	Amendment No. 5 to Agreement and Plan of Reorganization, dated as of December 31, 2007.

10.31*	Standstill Letter Agreement, dated as of January 30, 2008.

10.32*	Standstill Letter Agreement, dated as of February 11, 2008.

10.33*	Amendment No. 6 to Agreement and Plan of Reorganization, dated as of February 28, 2008.

10.34*	Engagement Agreement, Dated June 27, 2008, between Tell Capital AG and the Company.

10.35*	Resignation Agreement, Dated August 19, 2008, between Ivan Tumanov and the Company.

10.36*	Form of Demand Notes issued by the Company to Lender, Discover Advisory Company.

10.36-1*	Form of corrected Demand Notes issued by the Company to Lender, Discover Advisory Company.

10.36-2	Form of Registrant’s Master Corporate Promissory Note, dated June 4, 2009, delivered and accepted by Discover Advisory Company, attached as an exhibit to Registrant’s Form 8-K filed with the Commission on June 12, 2009.

10.37	Copy of Stock Pledge Agreement, dated June 4, 2009, by and between Registrant and Discover Advisory Company- attached as an exhibit to Registrant’s Form 8-K filed with the Commission on June 12, 2009.

10.38	Copy of Consulting Agreement, dated June 1, 2009, between the Registrant, Kiwibox Media, Inc. and Andre Scholz attached as an exhibit to Registrant’s Form 8-K filed with the Commission on June 12, 2009.

10.39	Form of Registrant’s Securities Purchase Agreement, with Warrant as an Exhibit: attached as an exhibit to Registrant’s Form 8-K filed with the Commission on December 31, 2009.

10.40	Certificate of Ownership and Merger of Kiwibox Media, Inc. with and into Magnitude Information Systems, Inc., including Corporate Name Change, dated December 15, 2009 and as filed with the Secretary of State of Delaware on December 17, 2009. attached as an exhibit to Registrant’s Form 8-K filed with the Commission on December 31, 2009

10.41	Form of Class AA Senior Secured Convertible Revolving Promissory Note issued to Discover Advisory Company, Cambridge Services, Inc., VGZ and Kreuzfeld Ltd. On August 1, 2012.

31.01A.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 8, 2013.

31.02A.	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 8, 2013.

32.01A.	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 8, 2013.

32.02A.	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 8, 2013.

*	Documents filed as exhibits to Registrant’s current reports, quarterly reports, annual reports and registration statements and amendments thereto with the U.S. Securities and Exchange Commission.

OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE

(a)	The Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2012, June 30, 2012, and September 30, 2012.

(b)	All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act since the Company’s fiscal year ended December 31, 2010

Kiwibox.Com, Inc.

Financial Statements

December 31, 2012 and 2011

Kiwibox.Com, Inc.

Index to the Financial Statements

December 31, 2012 and 2011

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Stockholders Equity (Impairment)	F-5 - F-6

Statements of Cash Flows	F-7 - F-8

Notes to the Financial Statements	F-9 - F-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Kiwibox.com, Inc.

We have audited the accompanying balance sheets of Kiwibox.com, Inc. as of December 31, 2012 and 2011, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2012. Kiwibox.com, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kiwibox.com, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company’s revenues are insufficient to finance the business, and the Company is entirely dependent on the continuation of funding from outside investors. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

April 10, 2013

Kiwibox.Com, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2012	December 31, 2011
Assets
Current Assets
Cash and cash equivalents	$56,751	$195,613
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	230,691	383,742
Due from related parties	15,468	17,582
Other receivables	2,469	91,443
Income taxes receivable	-	90,138
Prepaid expenses and other current assets	129,010	42,241
Total Current Assets	434,389	820,759
Property and equipment, net of accumulated depreciation of $621,876 and $605,112	120,556	244,314
Website development costs, net of accumulated amortization of $284,121 and $187,128	108,539	145,211
Goodwill	6,169,426	5,937,378
Deferred tax Asset	-	1,052,454
Other assets	44,213	43,815
Total Assets	6,877,123	8,243,931

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Bank overdraft	176,103	-
Accounts payable	230,691	228,555
Accrued expenses	1,442,177	761,191
Due to related parties	30,710	187,264
Obligations to be settled in stock	270,658	249,275
Dividends payable	633,129	581,865
Kwick! acquisition indebtedness	-	5,221,093
Loans and notes payable - other	100,000	140,000
Loans and notes payable – related parties	340,000	340,000
Convertible notes payable-related parties	8,773,699	4,007,950
Convertible notes payable – other, net of discount	81,667	-
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion feature –related parties	13,797,679	4,704,987
Total Current Liabilities	25,910,042	16,326,319

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized; 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized;
issued and outstanding 679,393,060 and 586,168,060 shares respectively	67,937	58,618
Additional paid-in capital	52,658,185	49,700,653
Accumulated deficit	(71,649,780)	(57,588,185)
Accumulated other comprehensive loss	(109,347)	(382,950)
Total Stockholders’ Equity (Impairment)	(19,032,919)	(8,211,778)
Total Liabilities and Equity (Impairment)	$6,877,123	$8,243,931

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc. and Subsidiary

Consolidated Statements of Operations

	Year Ended December 31,
	2012	2011
Net Sales
Advertising	$1,363,508	$515,775
Other	106,197	83,840
Total Net Sales	1,469,705	599,615
Cost of Goods Sold
Website hosting expenses	1,292,171	497,110
Total Cost of Goods Sold	1,292,171	497,110

Gross Profit (Loss)	177,534	102,505

Selling expenses	389,209	401,434
Stock-based compensation (see below)	9,300	29,298
General and administrative expenses	1,450,181	1,173,383

Loss From Operations	(1,671,156)	(1,500,610)

Other Income (Expense)
Miscellaneous income	50,489	47,553
Interest expense	(758,540)	(297,456)
Interest expense-derivative conversion features	(7,663,872)	(3,659,670)
Amortization of debt discount	(41,667)
Foreign Currency Transaction (Loss)/Gain	50,052	(53,086)
Change in fair value – derivative liabilities	(2,895,203)	(476,281)

Total Other Income (Expense)	(11,258,741)	(4,438,940)

Loss Before Benefit (Provision) for Income Taxes	(12,929,897)	(5,939,550)
Benefit (Provision) for Income Taxes	(1,080,435)	39,013

Net Loss	$(14,010,332)	$(5,900,537)

Dividends on Preferred Shares	(51,263)	(51,263)

Net Loss Applicable to Common Shareholders, basic and diluted	$(14,061,595)	$(5,951,800)

Net Loss Per Common Share, basic and diluted	(0.022)	(0.011)

Weighted Average of Common Shares Outstanding	650,715,901	522,090,046

Comprehensive Income (Loss):
Net Income (Loss)	$(14,010,332)	$(5,900,537)
Foreign currency translation adjustment	273,603	(382,950)
Total Comprehensive Income (Loss)	$(13,736,729)	$(6,283,487)

All of the stock-based compensation relates to selling, general and administrative expenses.

The accompanying notes are an integral part of the financial statements

Kiwibox.Com, Inc. and Subsidiary

Statement of Stockholders’ Equity (Deficit)

Year Ended December 31, 2011

	Convertible Preferred Shares		Cumulative Preferred Shares		Common Stock		Additional		Accumulated Other
	Shares	Amount	Shares	Amount	Shares	Amount	Paid in Capital	Accumulated Deficit	Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)

Balances, January 1, 2011	85,890	$86	1	$-	498,243,060	49,824	445,571,867	(51,636,385)		(6,014,608))

Issuance of stock for services performed	-	-	-	-	725,000	73	28,855	-		28,928

Shares issued upon conversions of debt	-	-	-		86,000,000	8,600	2,022,680			2,031,280

Recognition of capital from conversion of derivative liabilities	-	-	-	-	-	-	2,053,370	-		2,053,369

Partial settlements of obligation to be settled in stock	-	-	-	-	1,200,000	120	23,880	-		24,000

Dividends on conv. preferred stock	-	-	-	-	-	-	-	(51,263)		(51,263)

Net loss, year ended December 31, 2011								(5,900,537)		(5,900,537)

Other comprehensive income:

Foreign currency translation loss	-	-	-	-	-	-	-	-	(382,950)	(382,950)

Balances, December 31, 2011	85,890	$86	1	$-	586,168,060	$58,618	$49,700,653	$(57,588,185)	$(382,950	(8,211,778)

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc. and Subsidiary

Statement of Stockholders’ Equity (Deficit)

Year Ended December 31, 2012

									Accumulated
	Convertible Preferred		Cumulative Preferred				Additional		Other
	Shares		Shares		Common Stock		Paid in	Accumulated	Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balances, January 1, 2012	85,890	$86	1	$-	586,168,060	58,618	49,700,653	(57,588,185)	(382,950)	(8,211,778)

Shares issued upon conversions of debt	-	-	-		92,,000,000	9,200	1,400,370			1,409,570

Recognition of capital from conversion of derivative liabilities	-	-	-	-	-	-	1,529,883	-		1,529,883

Partial settlements of obligation to be settled in stock	-	-	-	-	1,225,000	119	27,279	-		27,398

Dividends on conv. preferred stock	-	-	-	-	-	-	-	(51,263)		(51,263)

Net loss, year ended December 31, 2012								(14,010,332)		(14,010,332)

Other comprehensive income:

Foreign currency translation gain	-	-	-	-	-	-	-	-	273,603	273,603

Balances, December 31, 2012	85,890	$86	1	$-	679,393,060	$67,937	$52,658,185	$(71,649,780)	$(109,347)	(19,032,919)

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc. and Subsidiary

Statements of Cash Flows

	Year Ended December 31,
	2012	2011
Cash Flows From Operating Activities
Net Loss	$(14,010,332)	$(5,900,537)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and amortization	305,478	150,093
Securities issued for services	9,300	28,928
Intrinsic value of beneficial conversion feature	7,663,873	3,659,670
Change in fair value – conversion features	2,895,203	476,281
Change in deferred taxes	1,052,454	53,593
(Gain) loss on disposition of assets	-	13,084
Foreign transaction (gain) loss	(50,052)	53,086
Decreases (Increases) in Assets
Accounts receivable	153,051	151,269
Income taxes receivable	90,138	(168,990)
Other receivables	88,974	28,909
Prepaid expenses	(86,769)	35,548
Increases (Decreases) in Liabilities
Bank overdraft	176,103	-
Obligations to be settled in stock	52,980	79,627
Accounts payable	1,413	46,733
Accrued expenses	688,868	332,681
Net Cash Used by Operating Activities	(969,318)	(960,023)
Cash Flows From Investing Activities
Proceeds from sale of assets	666	49,144
Cash outlay – website development costs	(65,834)	(41,024)
Cash outlay – other assets	(398)	(9,572)
Cash acquired – business combination	-	339,198
Purchases of property and equipment	(3,165)	(35,261)
Net Cash Provided (Used) by Investing Activities	(68,731)	302,485

Cash Flows From Financing Activities
Proceeds from loans payable	1,055,000	845,000
Net proceeds from (repayments to) related parties	(156,554)	56,517
Proceeds from issuance of common and preferred stock and warrants	-
Net Cash Provided by Financing Activities	900,560	901,517

Net Increase (Decrease) in Cash	(137,490)	243,979
Effect of exchange rates on cash	(1,372)	(48,743)
Cash at beginning of period	195,613	377
Cash at end of period	$56,751	195,613
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$16,637	$4,016
Income Taxes Paid	$-	$124,299

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc. and Subsidiary

Statements of Cash Flows

Year Ended December 31, 2012

NON-CASH INVESTING AND FINANCING ACTIVITIES:

The Year Ended December 31, 2012

Settlement of obligations with common stock		$31,597

Acquisition of subsidiary via acquisition indebtedness and affiliate debentures		$5,170,318

Conversion of debt		$1,409,570

Year to date dividend accruals		$51,263

Reduction of derivatives from conversion of debt		$1,516,384

The Year Ended December 31, 2011

Settlement of obligations with common stock		$24,000

Acquisition of subsidiary via acquisition indebtedness and affiliate debentures		$8,567,843

Conversion of debt and related derivative liabilities		$2,031,280

Warrants granted in acquisition of other assets	$

Year to date dividend accruals		$51,263

Reduction of derivatives from conversion of debt		$2,053,372

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

Principles of Consolidation

The consolidated financial statements as of and for the year ended December 31, 2012 include the accounts of Kiwibox.com, Inc. and its subsidiary, KWICK! Community GmbH & Co. KG (“Kwick”). The activities of Kwick are included in the financial statements from September 30, 2011 (date of acquisition) through December 31, 2012. Any significant inter-company balances and transactions have been eliminated.

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

Foreign Currency Translation

Assets and liabilities of foreign operations are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of our foreign subsidiary operating in a non-hyperinflationary economy are recorded as a component of accumulated other comprehensive loss until either sale or upon complete or substantially complete liquidation by the Company of its investment in the foreign entity. Accumulated gain or (loss) on foreign currency translation adjustment was $(109,347) at December 31, 2012.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $82,573 and $92,049 for the years ended December 31, 2012 and 2011, respectively.

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

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company accounted for certain convertible debentures modified in the years ended December 31, 2012 and 2011 as derivative liabilities required to be bifurcated from the host contract in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares (see Note 12).

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

A total of $60,321 and $57,622 was capitalized for web-site development work during the years ended December 31, 2012 and 2011, respectively. During 2010, software costs of $11,880 were determined to be impaired and were written off during the year then ended.

Goodwill Impairment

The Company has adopted the provisions of Accounting Standards Update (ASU) 2011-08, which amended the guidance on testing for goodwill impairment, and allows an entity to elect to qualitatively assess whether it is necessary to perform the current two-step goodwill impairment test. If the qualitative assessment determines that it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step test is unnecessary. If the entity elects to bypass the qualitative assessment for any reporting unit and proceed directly to Step One of the test and validate the conclusion by measuring fair value, it can resume performing the qualitative assessment in any subsequent period. The Company performed qualitative assessments during 2012 and determined that there was no indication of impairment based on the assessments.

In accordance with the provisions of ASC 350-20, Intangibles – Goodwill, the Company tests the Goodwill of a reporting unit on at least an annual basis. The Company performed the annual impairment test on its reported Goodwill during the third quarter of 2012 (see Note 21). The impairment test under ASC 350 is a two step process. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of the reporting unit with its carrying value, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is not considered to be impaired. If the carrying amount of the reporting unit exceeds the determined fair value, the second step of the goodwill impairment test is necessary in order to measure the amount of impairment loss, if any. The second step of a goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. In order to determine the amount of impairment (if any), a full purchase price allocation must be performed in the same manner as when a business combination is determined. Once the fair value of the assets in the second step has been determined, the excess of the fair value of a reporting unit over the fair value of its assets and liabilities is the implied fair value of goodwill. After a goodwill impairment loss is recorded, the adjusted carrying amount of goodwill becomes the new accounting basis for subsequent goodwill impairment tests.

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

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 455,186,819 common shares at December 31, 2012, comprised of 127,231,315 shares issuable upon exercise of stock purchase warrants, 8,850,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 128,609,269 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest, presently convertible at the option of four holders at a conversion price of 50% of the ten day trailing market price, totals $8,773,699 which would yield in excess of 1,750,000,000 shares if fully exercised, however, the respective notes, all of which were issued to these four investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the quarter, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

Revenue Recognition

The Company’s revenue is derived from advertising on the Kiwibox.Com or Kwick! Community websites. Most contracts require the Company to deliver the customer impressions, click-throughs or new customers, or some combination thereof. Accordingly, advertising revenue is estimated and recognized for the period in which customer impressions, click through or new customers are delivered. Licensing or hosting revenue consists of an annual contract with clients to provide web-site hosting and assistance.

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

2. GOING CONCERN

The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. Our revenues during the foreseeable future are insufficient to finance our business and we are entirely dependent on the willingness of existing investors to continue supporting the Company with working capital loans and equity investments, and our ability to find new investors should the financial support from existing investors prove to be insufficient. If we were unable to obtain a steady flow of new debt or equity-based working capital we would be forced to cease operations. In their report for the fiscal year ended December 31, 2012, our auditors have expressed an opinion that, as a result of the losses incurred, there is substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management’s plans are to continue seeking equity and debt capital until cash flow from operations cover funding needs.

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in these accounts may, at times, exceed the federally insured limits. At December 31, 2012, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. PREPAID EXPENSES

Prepaid expenses consist of the following at:	December 31, 2012	December 31, 2011
Rent	$11,427	$20,512
Promotional supplies inventory	6,866	10,302
Business insurance	5,250	9,237
Consulting	100,000	-
Other	5,467	2,190
	129,010	42,241

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:	December 31, 2012	December 31, 2011
Furniture	$14,322	$14,322
Leasehold Improvements	24,130	24,130
Computer Equipment	630,842	620,746
Office Equipment	73,138	190,228
	742,432	849,426
Less accumulated depreciation	621,876	605,112
Total	$120,556	$244,314

Depreciation expense charged to operations was $166,274 and $58,513 for the years ended December 31, 2012 and 2011, respectively. During the year $129,327 of fixed assets with corresponding accumulated depreciation of $129,299 were disposed of for $666 in proceeds.

6. INTANGIBLE ASSETS

Intangible assets consisted of software for website development costs as follows:

	December 31, 2012	December 31, 2011
Website development costs	$392,660	$332,339
Less accumulated amortization	284,121	187,128
Total	$108,539	$145,211

Amortization expense for the years ended December 31, 2012 and 2011 was $96,993 and $91,570, respectively. Additional amortization over the next 5 years is estimated to be as follows:

Amortization expense

December 31, 2013	$63,048
December 31, 2014	2,172
December 31, 2015	1,907
December 31, 2016	1,146
December 31, 2017	1,085
Thereafter	1,714

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

7. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	December 31, 2012	December 31, 2011

Accrued interest	$1,203,923	$462,020
Accrued payroll, payroll taxes and commissions	51,944	85,756
Accrued professional fees	150,598	151,862
Accrued rent	12,158	15,158
Miscellaneous accruals	23,554	46,395
Total	$1,442,177	$761,191

8. OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at

	December 31,	December 31,
	2012	2011
Obligation for warrants granted for compensation	$100,000	$100,000

900,000 common shares issuable to a consultant who was a director of the company, for services rendered.	36,000	36,000

500,000 (2012) and 500,000 (2011) common shares, and 2,900,000 (2012) and 2,900,000 (2011) stock options issuable to two officers of the Company pursuant to their respective employment Agreements	69,608	70,605

4,500,000 (2012) and 3,300,000 (2011) stock options issuable to one director who also serves as the Company’s general counsel	44,550	32,670

1,000,000 warrants granted on the Pixunity.de asset Purchase	10,000	10,000

1,050,000 shares issuable under stock grants	10,500	-

	$270,658	$249,275

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

9. LOANS PAYABLE

The Company (Formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at December 31, 2010 and 2009:

On December 4, 1996, The company (Formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000

Total	$75,000

10. NOTES PAYABLE

	December 31,	December 31,
	2012	2011
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000

In January 2008 a shareholder loaned the Company $40,000 pursuant to which the Company issued a demand note bearing interest at the rate of 5% per year. In January 2012 this note was recast and contains a conversion feature allowing the holder to convert the outstanding principal balance into restricted common shares and 5-year common stock purchase warrants, exercisable at $.05 per share (the Warrants), at the conversion rate of $.025 per common share and per warrant, any time prior to the maturity date.	40,000	40,000

From September 2008 through December 2012 four shareholders loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 and April 2011 (see Note 12).	8,773,699	4,347,950

During March 2012,an individual loaned the Company funds under the terms of a convertible promissory note at interest of 5% per year (see Note 12)	50,000

Less: debt discount on above note	(8,333)

In January 2011 and again in February 2011, a shareholder loaned the Company $50,000 under a demand note at 10%. In 2010, this shareholder loaned the Company $240,000 under a demand note at 10%.	340,000	340,000

Total	$9,220,366	$4,752,950

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

11. LONG-TERM DEBT

Long-term debt as of December 31, 2012 and 2011 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	$33,529
Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$-

12. DERIVATIVE CONVERSION FEATURES

On July 27, 2010, the Company issued two Class A Senior Convertible Revolving Promissory Notes (“Class A Notes”), one to Cambridge Services, Inc., in the principal amount of $683,996, consolidating the series of loans (and related accrued interest) made to the Company since June 26, 2009, and one to Discover Advisory Company, in the principal amount of $1,160,984, consolidating the series of loans (and related accrued interest) made to the Company since September 19, 2008 and including advances through September 30, 2010. Each of these promissory notes are due on demand, accrue interest at the rate of 10%, per annum, are convertible (including accrued interest) at the option of each lender into Common Stock of the Company at 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001 (the "Conversion Price"). Both promissory notes contain conversion caps, limiting conversions under these notes to a maximum beneficial ownership position of Company common stock to 9.99% for each lender. Each of these notes contains Company covenants, requiring the lenders’ prior written consent in order for the Company to merge, issue any common or preferred stock or any convertible debt instruments, declare a stock split or dividends, increase any compensation to its officers or directors by more than five (5%) during any calendar year. During the year ended December 31, 2012, Cambridge Services, converted $581,269. During the same period Vermoegensverwaltungs-Gesellschaft Zurich LTD (“VGZ”) converted $409,200 and Kreuzfeld, Ltd converted $419,100. During 2012, to settle the obligation for indebtedness from the acquisition of Kwick!, Cambridge Services, Inc., Discovery Advisory Services, Kreuzfeld, Ltd and VGZ advanced $298,913, $2,436,588, $2,069,479 and $365,388, respectively.

The Company renegotiated certain outstanding promissory notes with its four major creditors, Discover Advisory Company of the Bahamas (“DAC”), Kreuzfeld Ltd. of Switzerland (“Kreuzfeld”), Cambridge Services, Inc. of Panama (“CSI”) and Vermoegensverwaltungs-Gesellschaft Zurich LTD of Switzerland (“VGZ”). As of August 1, 2012, the Company authorized the issue of a new series of corporate notes, the Class AA Senior Secured Convertible Revolving Promissory Notes, dated as of August 1, 2012 (the New Note(s)”) and issued New Notes: (1) to DAC, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated July 27, 2010, in the original principal amount of $1,080,984, now cancelled, which has an outstanding balance due (including accrued interest) of $3,629,836 as of December 31, 2012; (2) to Kreuzfeld, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 16, 2011, in the original principal amount of $2,000,000, now cancelled, which has an outstanding balance due (including accrued interest) of $3,911,338 as of December 31, 2012; to CSI, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated August 1, 2011, in the original principal amount of $1,303,996, now cancelled, with an outstanding balance due (including accrued interest) of $1,412,142 as of December 31, 2012, and; to VGZ, with a maximum credit facility of $2,000,000 which replaced the

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

12. DERIVATIVE CONVERSION FEATURES (continued)

Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 30, 2010, in the original principal amount of $2,000,000, now cancelled, with an outstanding balance due (including accrued interest) of $877,963 as of December 31, 2012. All of the New Notes accrue interest at the rate of 10%, are convertible into common shares at the conversion rate equal to 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001, and are due on demand.. Pursuant to an Equity and Stock Pledge Agreement, also negotiated and executed as of August 1, 2012, the repayment of the outstanding indebtedness of the New Notes is secured by all of the limited partnership interests of the Pledgor’s wholly-owned German subsidiary, KWICK! Community GmbH & Co. KG, a private German limited partnership (“KG”), and all of its shares of the sole general partner of KG, KWICK! Community Beteiligungs GmbH.

On February 28, 2012 the Company signed a convertible note with Michael Pisani. This is a 1 year note that is convertible at $0.025 per share in the amount of $50,000. In the event that any portion of any outstanding Company promissory note, preferred share, warrant or stock option held of record by a non-affiliate of the Company is converted, exercised or exchanged for common shares of the Company at a conversion price or conversion rate less than $0.025 per one (1) common share anytime any part of the outstanding principal amount of this note is outstanding, the conversion rate of this note shall automatically be adjusted to such lower conversion rate. The Company evaluated this conversion contingency under the guidance at ASC 815-40-15 and determined that this conversion feature should be bifurcated from the host contract and measures at fair value. The Company valued this conversion feature utilizing a Black-Scholes valuation model and a probability analysis with regard to the reset provision of the conversion price. The Company determined the initial value to be $55,241, with $50,000 recorded as a debt discount and the remainder as interest expense-derivative conversion features. The discount is being amortized over the life of the note. A total of $41,667 in amortization expense was recorded during the twelve months ended December 31, 2012.

The Company accounted for the conversion features underlying these convertible debentures modified in the year ended December 31, 2012 in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures under these terms at the relevant commitment dates to be $7,713,872 utilizing a Black-Scholes valuation model, with $50,000 recorded as a debt discount as indicated above. The Company also recognized $1,516,383 in reductions of fair value to capital for conversions during the year. The fair value of the derivative conversion features was determined to be $13,797,679 at December 31, 2012. The change in fair value of the liability for the conversion feature resulted in a cost of $2,895,203 for the year ended December 31, 2012, which is included in Other Income (Expense) in the accompanying financial statements.

13. COMMITMENTS AND CONTINGENCIES

We maintain offices for our operations at 330 W. 38th Street, New York, New York 10018, for approximately 900 square feet. This lease requires minimum monthly rentals of $2,199 plus tenants’ share of utility/cam/property tax charges which average approximately $400 per month. During the 1st quarter of 2010 the Company successfully negotiated with the landlord to give up a lease of an office located at the same address consisting of approximately 500 square feet. This lease was extended in December 2010 and again in April 30, 2011 through December 31, 2012 with no changes to the monthly rent. The company is currently operating with no formal lease agreement

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

13. COMMITMENTS AND CONTINGENCIES (continued)

In May 2010 the Company negotiated a lease of an apartment in New York City for the CEO in order to reduce travel costs. The lease was for 12 months at $2,775 per month through May 31, 2011. In May 2011 the lease was extended through August 31, 2011 at the rate of $2,837. In August 2011 the lease was extended through December 31, 2011 at the rate of $2,837 per month. In December 2011 the lease was again extended through May 31, 2012 with no change in the base rent. In May 2012 the lease was extended through December 31, 2012 at a monthly rate of $2,943, this lease was then extended through May 31, 2013 at the same terms.

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

Our total rent expenses were $138,821 and $92,049 during the year ended December 31, 2012 and 2011, respectively.

During the third quarter of 2010 the Chief Technology Officer took over the position of Chief Executive Officer, and entered into a consulting agreement which provided for remuneration for services and expenses at the rate of $20,000 and 100,000 restricted shares per month, running through July 30, 2011. On October 6, 2010 the terms of the consulting agreement were modified. The new terms called for a reduced monthly consulting fee of $16,667, and for $100,000 to be prepaid on January 1, 2011 covering the period January 1, 2011 through June 30, 2011 During the fourth quarter of 2011 this agreement was extended through December 31, 2012. During the fourth quarter of 2012 this agreement was again extended through December 31, 2013, with the same prepayment provision. There were no changes to the stock compensation portion of any earlier agreement.

During the third quarter in 2009 we entered into an engagement agreement with a consultant to assist the Company as the liaison to the Company’s shareholders and investors, to promote the Company and its website to the public markets, and to identify potential strategic partners, acquisition opportunities, and joint venture partners for the Company’s social networking website business. The agreement is deemed to have commenced on January 1, 2009 and extends through December 31, 2011, and calls for compensation to the consultant in the form of 2,000,000 five year warrants for the purchase of common shares, exercisable at $ 0.025 per share with a cashless exercise provision, for every six months period during the term of the agreement, and the payment in cash of unspecified amounts, the latter at the sole discretion of the Company. This agreement was amended during the second quarter of 2011 so that the options earned in 2011 would be exercisable at $0.075 per share. This amendment did not change the value per warrant and total compensation is unchanged. The original agreement furthermore recognizes that the same consultant had previously provided similar services to the Company for which he received a one-time payment in form of 15,000,000 five year warrants, exercisable at $0.0025 per share. The 15,000,000 warrants were exercised during the three months ended March 31, 2010 pursuant to a cashless exercise into 13,125,000 shares of common stock. This agreement was not extended past December 31, 2011.

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

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

13. COMMITMENTS AND CONTINGENCIES (continued)

On April 8, 2013 the Company entered into an agreement with one investor to repay two loans totaling $90,000 plus interest over the next six months.

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

Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently- traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models. The company values the conversion liabilities using the Black-Scholes model and the assumptions are updated using independent data such as the risk free rate, volatility and expected life for each valuation date based on changes over time.

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

14. FAIR VALUE (continued)

The following table reconciles, for the years ended December 31, 2012 and 2011, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Conversion Liability at January 1, 2012	$4,704,987
Value of beneficial conversion features of new debentures	7,713,872
Change in value of beneficial conversion features during period	2,895,203
Reductions in fair value due to principal conversions	(1,516,383)
Conversion Liability at December 31,2012	13,797,679

Conversion Liability at January 1, 2011	2,622,408
Value of beneficial conversion features of new debentures	3,659,669
Change in value of beneficial conversion features during period	476,281
Reductions in fair value due to principal conversions	(2,053,371)
Conversion Liability at December 31, 2011	$4,704,987

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the recognition of the conversion liability.

15. PREFERRED STOCK

Preferred stock is non-voting, $.001 par value per share with 3,000,000 shares authorized.

Cumulative Preferred Stock has 2,500 shares designated of which 1 share is issued and outstanding. The total Cumulative Preferred Stock at December 31, 2006 is $0 with a liquidation price of $100,000. As of December 31, 2012, there was $9,000 of cumulative preferred dividends in arrears representing $9,000 per cumulative preferred share.

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

15. PREFERRED STOCK (continued)

Series A of the Senior Convertible Preferred Stock series which was issued in 2000 has 300,000 shares designated, 22,000 shares issued and outstanding. The total outstanding Series A Senior Convertible Preferred Stock at December 31, 2012 is $22 with a liquidation price of $110,000. The following is a description of the Series A convertible preferred stock:

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

As of December 31, 2012 there were $132,664 Series A Senior Convertible Preferred share dividends accrued and unpaid representing $6.03 per share.

Series B of the Senior Convertible Preferred Stock series which was issued in 2000 has 350,000 shares designated, no shares issued and outstanding. The total outstanding Series B Senior Convertible Preferred Stock at December 31, 2012 is $0. The following is a description of the Series B Senior Convertible Stock:

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

As of December 31, 2012 there were no Series B Senior Convertible Preferred share dividends accrued and unpaid.

Series C of the Senior Convertible Preferred Stock series which was issued in 2000 has 120,000 shares designated. There were no shares of Series C Senior Convertible Preferred Stock outstanding at December 31, 2012. The following is a description of the Series C Senior Convertible Stock:

(1)	The holders of said shares of Series C Senior Preferred shall be entitled to receive cumulative dividends thereon at the rate of seven percent (7%) per annum, payable monthly, before any dividend shall be declared, set apart for, or paid upon the Common Stock of the Company. The Dividend Rate shall accrue on the Liquidation Price (as hereinafter defined) of each share of the Series C Senior Preferred. The dividends on the Series C Senior Preferred, payable in cash, shall be cumulative, so that if the Company fails in any fiscal year to pay such dividends on all the issued and outstanding Series C Senior Preferred, such deficiency in the dividends shall be fully paid, but without interest, before any dividends shall be paid on or set apart for the Cumulative Preferred Stock or the Common Stock.

(2)	The Series C Senior Preferred shall with respect to dividend rights and liquidation rights rank prior to all classes and series of Common Stock and the Cumulative Preferred Stock, and on a par with the Series A, B and D Senior Convertible Preferred Stock.

(3)	In the event of any liquidation of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Series C Senior Preferred shall be entitled to receive, out of the remaining net assets of the Company, the amount of nine ($9.00) dollars for each share of Series C Senior Preferred (the "Liquidation Price") held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, plus the amount of all dividends in arrears on each such share up to the date fixed for distribution, provided, however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series A and B Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the Company. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B, C and D Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

15. PREFERRED STOCK - (Continued)

(4)	The Company shall have the right to redeem pro rata any or all of its Sries C Senior Preferred issued and outstanding at any time, with the Board of Directors of the Company in its sole discretion deciding how many shares to redeem, provided, however, that any such shares called for redemption have been issued and outstanding for a minimum of three (3) years at the time of notice of redemption to the holders of such shares, by paying to the holders thereof the Liquidation Price for each share of Series C Senior Preferred held by such holder plus a "call premium" of 10% of the Liquidation Price together with the amount of any accrued and unpaid dividends as may have accumulated thereon at the time of redemption (the "Redemption Price").

(5)	Each share of Series C Senior Preferred shall be convertible at any time prior to the Redemption Date, at the holder’s option, into shares of Common Stock of the Company on the basis of ten (10) shares of Common Stock for 1 share of Series C Senior Preferred.

As of December 31, 2012 there were no Series C Senior Convertible Preferred share dividends accrued and unpaid.

Series D of the Senior Convertible Preferred Stock series which was issued in 2000 has 500,000 shares designated, 63,890 shares issued and outstanding. The total outstanding Series D Senior Convertible Preferred Stock at December 31, 2012 is $64 with a liquidation price of $575,010. The following is a description of the Series D Senior Convertible Stock:

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
F-24

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

As of December 31, 2012 there were $491,464 Series D Senior Convertible Preferred share dividends accrued and unpaid representing $7.69 per share.

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

As of December 31, 2012 there were no Series E Senior Convertible Preferred share dividends accrued.

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

15. PREFERRED STOCK - (Continued)

Series G of the Senior Convertible Preferred Stock series which was issued in 2007 has 43,610 shares designated. All such shares were issued and outstanding at December 31, 2008. In February 2009, these shares automatically converted into 17,857,142 common shares, leaving no Series G preferred shares outstanding at December 31, 2012.

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

16. INCOME TAXES

The income tax provision (benefit) is comprised of the following:

	Year Ended December 31,
	2012	2011
State current provision (benefit)	$650	$1,125
Foreign (German) deferred provision (benefit)	1,079,785	(40,138)
	$1,080,435	$(39,013)

The Company’s total deferred tax asset and valuation allowance are as follows:

	December 31,
	2012	2011
Total deferred tax asset, noncurrent	$15,300,000	$13,852,454
Less valuation allowance	(15,300,000	(12,800,000)
Net deferred tax asset, noncurrent	$0	$1,052,454

The differences between income tax benefits in the financial statements and the tax benefit computed at the combined state and U.S. Federal statutory rate of 40% are as follows:

	Year Ended December 31,
	2012	2011
Tax benefit	40%	40%
Valuation allowance	(40)%	(40)%
Effective tax rate	-	-

At December 31, 2012, the Company has available approximately $36,500,000 of net operating losses to carry-forward and which may be used to reduce future federal taxable income and expire between December 31, 2012 and 2032.

At December 31, 2012, the Company has available approximately $15,487,000 of net operating losses to carry-forward and which may be used to reduce future state taxable income which expire between December 31, 2011 and 2019.

The net deferred tax benefit at December 31, 2011 relates to a tax asset created from the excess purchase price in the acquisition of the German subsidiary under tax rules of the foreign government. It derives from the future deductibility of the amortization of this asset over 15 years out of future profits. We have fully reserved this deferred tax asset as of December 31, 2012.

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

17. STOCK BASED COMPENSATION

During 2012 and 2011 the Company issued the following securities to officers, directors, and non-employees as part of their compensation and, in the case of the former principals of Kiwibox Media Inc., pursuant to the Kiwibox acquisition agreement, as amended.

Andre Scholz (president and Chief Executive Officer): During 2012 and 2011 earned 1,200,000 restricted shares (100,000 per month) valued at $30,600 and $28,950, respectively, based on the commitment date fair value of the shares granted. 1,200,000 and 1,200,000 of these shares were issued in 2012 and 2011, respectively.

Joseph J. Tomasek (Director): In each of the years ended December 31, 2012 and 2011 Mr. Tomasek earned options for 1,200,000 restricted shares, valued at $11,880. In addition, as additional compensation, Mr. Tomasek was granted 500,000 warrants exercisable at $0.025 during 5 years, with a cashless exercise option, such warrants are valued at $5,000 pursuant to the Black-Scholes valuation formula.

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

At December 21, 2012 the board of directors of the company authorized the issuance of 1,050,000 stock grants of restricted common stock to five individuals (employees and consultants) valued at $0.01 per restricted common share, the public market price of the Company’s common shares traded in the over-the-counter market on December 21, 2012. The consultants and the respective stock grants to these individuals were as follows:

Andre Scholz:	250,000 restricted common shares
Joseph J. Tomasek:	250,000 restricted common shares

In 2011, we granted 4,000,000 warrants to a consultant. 2,000,000 exercisable at $0.025 and 2,000,000 exercisable at $.075, during 5 years, with a cashless exercise option, such warrants valued at $40,000 pursuant to the Black-Scholes valuation formula. In computing the Black Scholes values we used a volatility of 273% and a risk-free interest rate of 2.33%.

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

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

Qualified and Non-Qualified Shares Under Option Pursuant to the 1997 Plan December 31,
	2012	2011
Outstanding, beginning of year	-	-
Granted during the year	-	-
Expired during the year	-	-
Surrendered during the year	-	-
Outstanding, end of year	-	-
Eligible, end of year for exercise	-	-

At December 31, 2012 and 2011, no options were outstanding.

At December 31, 2012, there were 1,000,000 shares reserved for future option grants.

Qualified and Non-Qualified Shares Under Option Pursuant to the 2000 Plan December 31,
	2012	2011
Outstanding, beginning of year	-	-
Granted during the year	-	-
Exercised during the year	-	-
Surrendered during the year	-	-
Expired during the year	-	-
Outstanding, end of year	-	-
Eligible, end of year for exercise	-	-

At December 31, 2012 and 2011, no options were outstanding.

At December 31, 2012, there were 5,000,000 shares reserved for future option grants.

At December 31, 2012 the company has two stock-based employee compensation plans, which are described more fully above. The company accounts for those plans under the recognition and measurement principles of Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment, and related Interpretations. The Company has not granted any options under these plans to employees during 2012 or 2011.

Kiwibox.Com, Inc.

Notes to the Financial Statements

STOCK OPTION PLANS - (Continued)

The Company also issues options outside of the Stock Incentive Plans which are comprised as follows:

	December 31,
	2012	2011
Outstanding, beginning of year	8,650,000	8,450,000
Granted during the year	1,200,000	1,200,000
Exercised during the year	-	-
Surrendered or cancelled during the year	-	(250,000)
Expired during the year	(1,000,000)	(750,000)
Outstanding, end of year (at prices ranging from $0.025 to $0.05)	8,850,000	8,650,000

Eligible for exercise, end of year (at prices ranging from $0.025 to $0.05)	8,850,000	8,650,000

At December 31, 2012 and 2011 the weighted average exercise price and weighted average remaining contractual life were $0.05 and $0.06 per share, and 1 year 3 months and 1 year 1 month, respectively.

During 2012, the Company granted 1,200,000 to a director of the Company, exercisable at $0.05 during a four-year period. During 2011, the Company granted 1,200,000 to a director of the Company, exercisable at $0.05 during a four-year period.

The weighted average exercise price for options granted during the years ended December 31, 2012 and 2011 were $0.05 and $0.05, respectively. The weighted average exercise price for options expired during the years ended December 31, 2012 and 2011 were $0.09 and $0.10, respectively. The weighted average conversion price for cancelled options in 2011 was $0.025. The weighted average grant date fair value of options granted during the years ended December 31, 2012 and 2011 was $0.04 and $0.04, respectively.

19. WARRANTS

The Company granted common stock purchase warrants between January 1, 2011 and December 31, 2012 which are comprised as follows:
	December 31,
	2012	2011
Outstanding, beginning of year	157,731,315	152,731,315
Granted during the year	-	5,000,000
Exercised during the year	-	-
Surrendered /cancelled during the year	-	-
Expired during the year	(30,500,000)	-
Outstanding, end of year (at prices ranging from $.025 to $.075)	127,231,315	157,731,315

Eligible, end of year (at prices ranging from $.025 to $.075)	127,231,315	157,731,315

At December 31, 2012 and 2011, the weighted average exercise price and weighted average remaining contractual life is $0.05 and $0.05 per share and 10 months and 1 year 8 months, respectively.

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

20. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2012 and 2011 one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $60,000 and $60,000, respectively, for each period for legal services. The director also received 100,000 common stock options per month during the year ended December 31, 2012, valued at $11,880, and a stock grant of 250,000 common shares, valued at $2,500. The director also received 100,000 common stock options per month during the year ended December 30, 2011, valued at $11,880. The balance due to this director at December 31, 2012 and 2011 was $0 and $5,000, respectively.

For the year ended December 31, 2012 and 2011 we incurred an aggregate $437,952 and $444,390, respectively, to companies controlled by the Chief Executive Officer of the Company, for website hosting, website development and technical advisory services, server farm installations and IT equipment purchases, and paid $7,585 in 2011, for promotional materials. The officer also earned 100,000 common shares per month during the year ended December 31, 2012 under a consulting agreement, valued at $30,600, and a stock grant of 250,000 common shares, valued at $2,500. During 2012, the officer received 1,200,000 shares for prior year share obligations. The officer also received $100,000 in November 2012 for prepaid consulting fees towards 2013 under the terms of a consulting agreement.

During 2012 and 2011, approximately 9.9% of the voting stock of the Company was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, LTD and Vermoegensverwaltungs-Gesellschaft Zurich LTD. (VGZ) of Switzerland. Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, LTD and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2012 and 2010. During the year ended December 31, 2012 Cambridge Services converted $581,269 of debt. Kreuzefeld, Ltd converted $419,100 and VGZ converted $409,200 of debt. During the year ended December 31, 2011, Cambridge Services, Inc. reassigned $503,760 to a third investor Kreuzfeld, Ltd and converted $377,820. During the same periods Discovery Advisory Services converted $1,160,700 and Kreuzfeld, Ltd. converted $492,760.

During the year ended December 31, 2012 Cambridge Services Inc.advanced an additional $1,303,913, Discovery Advisory Company advanced an additional $2,436,588, Kreuzefeld, LTD advanced an additional $2,069,479 and VGZ advanced $365,338 During the year ended December 31, 2011, Cambridge Services, Inc. advanced an additional $745,000. At December 31, 2012, $3,221,722 and $1,215,060 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $3,564,959 and $771,958 owed to Kreuzfeld, Ltd. and VGZ, respectively. During 2012 To complete the acquisition of Kwick!, Cambridge Services, Inc.,Discovery Advisory Services, Kreuzfeld, Ltd and VGZ advanced $298,913, $2,436,588, $2,069,479 and $365,388, respectively. Additionally, Ulrich Schuerch advanced the Company $100,000 in the year ended December 31, 2011, and holds $340,000 of demand notes issued at a rate of interest of 10%.

During 2011, one former principal of Kwick! advanced the subsidiary 100,000 Euros, which was repaid in 2012.

Kiwibox.Com, Inc.

Notes to Financial Statements

The Company, through its subsidiary, Kwick, is party to a service agreement with JAUMO GmbH, Germany, a company partially owned by the officers of Kwick. The subsidiary recognized approximately $93,174 in service revenue from this entity in the year ending December 31, 2012. In the year ending December 31, 2011 the subsidiary recognized $57,416 in service revenue.

21. ACQUISITION OF KWICK!

On September 30, 2011 Kiwibox.com acquired 100% of the limited partner’s interests in the social network, KWICK! Community GmbH & Co. KG, a private German Limited Partnership and all of the shares of its General Partner, Kwick! Community Beteiligungs GMBH for 7,100,000 Euros, payable as follows: 2,500,000 euros at the closing on September 30, 2011;on March 14, 2012 payment arrangements were changed to reflect the following: 2,300,000 Euros by April 13, 2012 and a third payment on or before April 26, 2012 of 1,600,000. This converts using the conversion rate in effect on September 30, 2011 to $8,567,843. The original agreement also called for 700,000 Euros, contingent on certain earnings goals (“original bonus payment”).The original payment was amended by mutual consent of both parties and the original bonus payment possibly due Kwick! were eliminated. On May 14, 2012 the amended agreement was changed to reflect a decrease in salaries based on restated employment contracts for the former Kwick owners, provided for late payment fees, and the third payment due date was changed to on or before the date the parties sign the amendment (“Amendment 2”). The second payment was paid on April 19, 2012 in the amount of $2,436,588. On May 14, 2012, the final payment was made in the amount of $2,069,479. During the year ended December 31, 2012, the Company paid a total of $5,221,093 against the acquisition indebtedness, plus $78,263 for late payment fees in accordance with Amendment 2.

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

Kiwibox.Com, Inc.

Notes to Financial Statements

21. ACQUISITION OF KWICK! (continued)

The excess of purchase price over tangible net assets acquired at September 30, 2011 was initially allocated to goodwill in the amount of $6,138,210. Due to exchange rate fluctuation, the carrying amount of goodwill that resulted from the acquisition of Kwick increased in value, with a total of $31,217 in unrealized appreciation from acquisition through December 31, 2012.

According to ASC 350 an impairment test has to be carried out for: Assets with a useful life which bear a triggering event, assets with an indefinite useful life, or Goodwill (related to a cash generating unit). We engaged an outside company to prepare an impairment test for the intangible assets (including Goodwill) identified within the acquisition of Kwick by Kiwibox, which became effective on September 30, 2011. The impairment test was carried out as of September 30, 2012, and is to be carried out at least annually by the Company. The scope of the engagement included analysis of the industry in which Kwick and Kiwibox operate, identification of those intangible assets with a useful life which bear triggering events, valuation of value in use and fair value less cost to sell for assets with a useful life which bear a triggering event as well as assets with indefinite useful life.

The outside company engaged to prepare the impairment test for the intangible assets identified within the acquisition of Kwick in accordance with the regulations of ASC 350, determined that the recoverable amount is the higher of the value in use and the fair value less cost to sell. Based on their assessment the value in use of developed technology exceeds the carrying amount of the assets, and an impairment of the underlying assets was not necessary. The outside company also concluded that the determination of the fair value of the reporting unit less cost to sell did not lead to impairment of the Goodwill acquired by the Company. The following assumptions were used to make this determination. The management of Kwick prepared a cash flow forecast for the months October to December 2012 as well as for the business years 2013 and 2014.These forecasts were based on actual estimations of the management of Kwick. Due to the expectations of the management of Kwick, a decrease in sales was considered in the forecast. Because of the decrease in sales management will try to reduce costs correspondingly. In order to apply present value factors to estimates of future streams of income or cash flow, asset specific discount rates must be developed.The discounted cash flow analysis was done, but since the future expected revenues were determined to be attributable to other intangible assets (computer software), the ultimate basis for value was determined utilizing a market approach, as follows. Company management examined and determined what it believed to be comparable market transactions since the Kwick acquisition through the date of the impairment test. According to the Company’s assessment, the value of “unique visitors and users” in general has increased significantly since the acquisition of Kwick. In this context the Company referred to three transactions with comparable business in 2012. Based upon their analysis of these transactions, the outside company noted that the range of value per user spans from $18.5 to $ 240 in the referred company acquisitions. According to the analysis, Kwick had approximately 1.15 million members by the end of September 2012. Taking into account a value of $40 and assuming a total number of Kwick 1.15 million members at valuation date this would lead to an implied total per member value of $46 of Kwick. This value would imply that the value per user that was determined for the acquisition of the other acquirees could also be applied for the valuation of Kwick. However, the outside company determined that there was no solid basis to support this assumption. The fact that the values per user range from $18.5 to $240 in the transactions analyzed by the Kiwibox management leads to the assumption that values per user are highly volatile overall. This may be attributed to a highly heterogeneous market environment but also to subjective considerations in individual transactions. Consequently a sufficient safety margin needed to be deducted from such a gross value determined on the basis of values per user in order to gain sufficient assurance by deriving a potential fair value on that basis.

Kiwibox.Com, Inc.

Notes to Financial Statements

21. ACQUISITION OF KWICK! (Continued)

There is a wide range of potential safety deductions depending on the level of heterogeneity between the business value under review and other business transactions. The heterogeneity however is not measurable on the basis of objective facts and therefore the determination of an appropriate safety margin requires a solid basis of reasoning. The outside company determined that a deduction of a considerably high safety margin and costs to sell from the gross value as determined, would lead to an amount that would still exceed the carrying value of goodwill for Kwick. Under this circumstance, they concluded that the determination of the fair value less cost to sell on the basis of values per user does not lead to impairment of the goodwill acquired in the acquisition of Kwick.

In addition, the goodwill of $6,169,426 has been tested by the management of the Company in qualitative assessments throughout 2012. These assessments did not lead management to identify impairment indicators related to goodwill.

The following unaudited pro forma financial information for the year ended December 31, 2011 combines the historical results of the company Kiwibox.com and its acquired subsidiary Kwick! as if the acquisition occurred on January 1, 2011, as follows:

Year ended December 31, 2011

Revenues	$3,426,181

Net Operating (Loss)	(883,298)

Net (Loss)	(5,113,049)

Net (loss) per share	(0.010)

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

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment (the revised standard). The revised standard is intended to reduce the cost and complexity of testing indefinite-lived intangible assets other than goodwill for impairment. It allows companies to perform a "qualitative" assessment to determine whether further impairment testing of indefinite-lived intangible assets is necessary, similar in approach to the goodwill impairment test. The revised standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The Company is currently evaluating the effect that this guidance will have on its consolidated financial position, results of operations and cash flows.

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

26. SUBSEQUENT EVENTS

During January, February, March and April 2013 we received an aggregate $215,000 working capital loans from one accredited investor, which is covered by convertible promissory notes carrying interest at 10% per year.

During February and March 2013 we received three short term loans by companies controlled by our Chief Executive Officer. The loans are for a term of 2 months and carry no interest.

In April 2013 an agreement was reached with one investor to pay off two loans totaling $90,000 in principal plus interest over the next six months. The first payment of $35,000 was made on April 2, 2013.

During the first quarter of 2013 Kwick received a private loan bearing a 6% interest rate and due on demand and used the proceeds to pay off a bank line of credit.

