Form 10-Q
period 2013-03-31
Kiwibox.Com, Inc.
filed 2013-05-20
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2013

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

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of May 14, 2013, was 681,243,060 shares.

KIWIBOX.COM, INC.

INDEX

		Page
		Number
PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements	3

	Consolidated Balance Sheets
	- March 31, 2013 (unaudited) and December 31, 2012	3

	Consolidated Condensed Statements of Operations
	- Three months ended March 31, 2013 and 2012 (unaudited)	4

	Consolidated Statements of Cash Flows
	- Three months ended March 31, 2013 and 2012 (unaudited)	5 - 6

	Notes to Consolidated Financial Statements	7 - 18

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4	Controls and Procedures	21

PART II - OTHER INFORMATION		22 - 23

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4T.	Submission of Matters to a Vote of Security Holders	22

Item 5.	Other information	22

Item 6.	Exhibits	23

SIGNATURES		24

PART I - Item 1 Financial Statements

Kiwibox.Com, Inc. and Subsidiary

Consolidated Balance Sheets

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$34,716	$56,751
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	235,492	230,691
Due from related parties	-	15,468
Other receivables	-	2,469
Prepaid expenses and other current assets	76,634	129,010
Total Current Assets	346,842	434,389
Property and equipment, net of accumulated depreciation of $654,264 and $621,876, respectively	89,059	120,556
Website development costs, net of accumulated amortization of $310,173 and $284,121, respectively	82,487	108,539
Goodwill	6,241,842	6,169,426
Other assets	51,238	44,213
Total Assets	$6,811,468	$6,877,123

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Bank overdraft	11,459	176,103
Accounts payable	277,809	230,691
Accrued expenses	1,691,515	1,442,177
Due to related parties	82,087	30,710
Obligations to be settled in stock	270,778	270,658
Dividends payable	645,944	633,129
Kwick! acquisition indebtedness
Loans and notes payable - other	100,000	140,000
Loans and notes payable – related parties	340,000	340,000
Convertible notes payable-related parties	8,918,699	8,773,699
Convertible notes payable-other, net of debt discount	90,000	41,667
Current maturities of long-term debt	150,315	33,529
Liability for derivative conversion feature –other	51,466	51,874
Liability for derivative conversion feature –related parties	14,258,010	13,745,805
Total Current Liabilities	26,888,082	25,910,042

Commitments and contingencies	-	-

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized; 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized; issued and outstanding 680,443,060 and 679,393,060 shares respectively..	68,042	67,937
Additional paid-in capital	52,708,580	52,658,185
Accumulated deficit	(72,806,752)	(71,649,780)
Accumulated other comprehensive loss	(46,570)	(109,347)
Total Stockholders’ Equity (Impairment)	(20,076,615)	(19,032,919)
Total Liabilities and Stockholders’ Equity (Impairment)	$6,811,468	$6,877,123

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc. and Subsidiary

Condensed Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31,
	2013	2012
Net Sales
Advertising	$268,253	$423,979
Other	48,547	38,658
Total Net Sales	316,800	462,637
Cost of Goods Sold
Website hosting expenses	232,706	324,575
Total Cost of Goods Sold	232,706	324,575

Gross Profit (Loss)	84,094	138,062

Selling expenses	158,435	322,730
General and administrative expenses	285,213	349,867

Loss From Operations	(359,554)	(534,535)

Other Income (Expense)
Miscellaneous income	5,263	15,549
Interest expense	(229,085)	(106,072)
Interest expense-derivative conversion features	(512,411)	(954,421)
Loss on extinguishment of debt	(40,000)	-
Amortization – debt discount	(8,333)	(4,167)
Change in fair value – derivative liabilities	614	(318,663)

Total Other Income (Expense)	(783,952)	(1,369,774)

Loss Before Benefit (Provision) for Income Taxes	(1,143,506)	(1,904,309)
Benefit (Provision) for Income Taxes	(650)	33,177

Net Loss	$(1,144,156)	$(1,871,132)

Dividends on Preferred Shares	(12,816)	(12,816)

Net Loss Applicable to Common Shareholders, basic and diluted	$(1,156,972)	$(1,883,948)

Net Loss Per Common Share, basic and diluted	$(0.002)	$(0.004)

Weighted Average of Common Shares Outstanding	679,941,393	522,090,046

Comprehensive Income (Loss):
Net Income (Loss)	$(1,144,156)	$(1,871,132)
Foreign currency translation adjustment	62,777	30,071
Total Comprehensive Income (Loss)	$(1,081,379)	$(1,841,061)

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash Flows From Operating Activities
Net Loss	$(1,144,156)	$(1,871,132)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	66,774	93,080
Value of stock for services	-	13,500
Change in fair value – derivative liabilities	(614)	318,663
Intrinsic value of beneficial conversion feature	512,411	956,421
Deferred tax expense	-	28,612
Loss on extinguishment of debt	40,000	-
Decreases (Increases) in Assets
Accounts receivable	(4,801)	83,550
Income taxes receivable	-	(105,517)
Other receivables	2,469	37,740
Prepaid expenses	52,376	(54,598)

Increases (Decreases) in Liabilities
Bank overdraft	(49,300)	214,370
Liabilities to be settled in stock	10,620	10,620
Accounts payable	47,118	(80,330)
Accrued expenses	239,490	126,594
Net Cash Used by Operating Activities	(227,613)	(228,427)

Cash Flows From Investing Activities
Cash outlay – website development costs	(892)	-
Cash proceeds (outlay) – other assets	(7,025)	1,000
Purchases of property and equipment	-	(780)
Net Cash Provided (Used) by Investing Activities	(7,917)	220

Cash Flows From Financing Activities
Proceeds from loans/notes payable	145,000	894,251
Net proceeds (repayments) to related parties	66,845	(147,783)
Payments on acquisition indebtedness	-	(664,251)
Net Cash Provided by Financing Activities	211,845	82,217

Net Increase (Decrease) in Cash	(23,685)	(145,990)
Effect of exchange rates on cash	1,650	(1,238)

Cash at beginning of period	56,751	195,613
Cash at end of period	$34,716	$48,385

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$1,486	$737
Income Taxes Paid	$650	$38,540

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Three Months Ended March 31, 2013

Settlement of obligations with common stock	$10,500

Quarter to date dividend accruals	$12,816

Settlement of bank debt with short term loan	$115,344

Three Months Ended March 31, 2012

Settlement of obligations with common stock	$16,297

Conversions of debt	$581,269

Quarter to date dividend accruals	$12,816

Reduction of derivatives from conversion of debt	$567,915

Debt discount created from derivative instrument	$50,000

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

Principles of Consolidation

The consolidated financial statements as of and for the three months ended March 31, 2013 and as of December 31, 2012 include the accounts of Kiwibox.com, Inc. and its subsidiary, KWICK! Community GmbH & Co. KG. Any significant inter-company balances and transactions have been eliminated.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation on equipment, furniture and fixtures and leasehold improvements is computed on the straight-line method over the estimated useful lives of such assets between 3-10 years, or lease term for leasehold improvements, if for a shorter period. Maintenance and repairs are charged to operations as incurred.

Foreign Currency Translation

Assets and liabilities of foreign operations are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of our foreign subsidiary operating in a non-hyperinflationary economy are recorded as a component of accumulated other comprehensive loss until either sale or upon complete or substantially complete liquidation by the Company of its investment in the foreign entity. Accumulated gain or (loss) on foreign currency translation adjustment was $(46,570) through March 31, 2013.

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $42,177 and $5,452 for the three months ended March 31, 2013 and 2012, respectively.

Evaluation of Long Lived Assets

Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company accounted for certain convertible debentures issued in the year ended December 31, 2012 and the three months ended March 31, 2013 as derivative liabilities required to be bifurcated from the host contract in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares (see Note 12).

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

In July 2012, the FASB issued ASU 2012-02, Intangibles- Goodwill or Other (Topic 350): Testing Indefinite-Living Tangible Assets for Impairment. ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill by allowing an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is "more likely than not" that the asset is impaired. The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 did not have a material impact on our results of operations or our financial position.

Fees incurred for web site hosting, which involve the payment of a specified, periodic fee to an Internet service provider in return for hosting the web site on its server(s) connected to the Internet, are expensed over the period of benefit, and included in cost of sales in the accompanying financial statements.

No costs were capitalized for web-site development work during the three months ended March 31, 2013 and 2012.

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset by a valuation allowance against the related federal and state deferred tax asset.

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 515,422,134 common shares at March 31, 2013, comprised of 64,031,315 shares issuable upon exercise of stock purchase warrants, 8,850,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 130,523,954 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest with principal totaling $9,008,699, convertible at the option of five debt holders at a price of 50% of the average closing price for the preceding 10 days, and another holder at $0.025 per share with certain amounts subject to reset, would yield in excess of 3.1 billion shares if fully converted at March 31, 2013. However, the respective notes, all of which were issued to these investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the year, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

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

The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. Our revenues during the foreseeable future are insufficient to finance our business and we are entirely dependent on the willingness of existing investors to continue supporting the Company with working capital loans and equity investments, and our ability to find new investors should the financial support from existing investors prove to be insufficient. If we were unable to obtain a steady flow of new debt or equity-based working capital we would be forced to cease operations. In their report for the fiscal year ended December 31, 2012, our auditors had expressed an opinion that, as a result of the losses incurred, there was substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management’s plans are to continue seeking equity and debt capital until cash flow from operations cover funding needs.

3.	CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in these accounts may, at times, exceed the federally insured limits. At March 31, 2013, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4.	PREPAID EXPENSES

Prepaid expenses consist of the following at:	March 31, 2013	December 31, 2012
Consulting fees	$50,000	$100,000
Rent	4,529	11,427
Promotional supplies inventory	6,708	6,866
Business insurance	3,791	5,250
Other	11,606	5,467
	$76,634	$129,010

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:	March 31, 2013	December 31, 2012
Furniture	$14,322	$14,322
Leasehold Improvements	24,130	24,130
Computer equipment	631,734	630,842
Equipment	73,138	73,138
	743,324	742,432
Less accumulated depreciation	654,264	621,876
Total	$89,060	$120,556

Depreciation expense charged to operations was $32,388 and $61,446 in the first three months of 2013 and 2012, respectively.

6.	INTANGIBLE ASSETS

Intangible assets consisted of software for website development costs as follows:

	March 31, 2013	December 31, 2012
Website development costs	$392,660	$392,660
Less accumulated amortization	310,173	248,121
Total	$82,487	$108,539

Amortization expense for the three months ended March 31, 2013 and 2012 was $26,052 and $27,467, respectively. Additional amortization over the next 5 years is estimated to be as follows:

Amortization expense
December 31, 2013	$38,432
December 31, 2014	4,806
December 31, 2015	1,958
December 31, 2016	1,177
December 31, 2017	1,115
Thereafter	1,759

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	March 31, 2013	December 31, 2012

Accrued interest	$1,431,522	$1,203,923
Accrued payroll, payroll taxes and commissions	48,260	51,944
Accrued professional fees	180,569	150,598
Accrued rent	12,150	12,158
Miscellaneous accruals	19,014	23,554
Total	$1,691,515	$1,442,177

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

8.	OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at

	March 31,	December 31,
	2013	2012
Obligation for warrants granted for compensation	$100,000	$100,000

600,000 common shares issuable to a consultant who was a director of the company, for services rendered.	36,000	36,000

800,000 (2013) and 500,000 (2012) common shares, and 2,900,000 (2013) and 2,900,000 (2012) stock options issuable to two officers of the Company pursuant to their respective employment Agreements	77,258	69,608

4,500,000 (2013) and 4,200,000 (2012) stock options issuable to one director who also serves as the Company’s general counsel	47,520	44,550

1,000,000 warrants granted on the Pixunity.de asset Purchase (see Note 13)	10,000	10,000

1,050,000 shares issuable under stock grants	-	10,500

	$270,778	$270,658

9.	LOANS PAYABLE

The Company (formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at March 31, 2013 and December 31, 2012:

On December 4, 1996, the company (formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000

Total	$75,000

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

10.	NOTES PAYABLE

	March 31,	December 31,
	2013	2012
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000

In January 2008 a shareholder loaned the Company $40,000 pursuant to which the Company issued a demand note bearing interest at the rate of 5% per year. The note is convertible into stock and warrants (see Note 12).	40,000	40,000

From September 2008 through March 2013 five creditors loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 and April 2011 (see Note 12).	8,918,699	8,773,699

During March 2012, an individual loaned the Company funds under the terms of a convertible promissory note at interest of 5% per year (see Note 12)	50,000	50,000

Less: debt discount on above note		(8,333)

In January and again in February 2011, a shareholder loaned the Company $50,000 under a demand note at 10%. In 2011, this shareholder loaned the Company $240,000 under a demand note at 10%.	340,000	340,000

Total	$9,373,699	$9,220,366

11.	LONG-TERM DEBT

Long-term debt as of March 31, 2013 and December 31, 2012 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	$33,529

Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$-

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

12.	DERIVATIVE CONVERSION FEATURES

On July 27, 2010, the Company issued two Class A Senior Convertible Revolving Promissory Notes (“Class A Notes”), one to Cambridge Services, Inc., in the principal amount of $683,996, consolidating the series of loans (and related accrued interest) made to the Company since June 26, 2009, and one to Discover Advisory Company, in the principal amount of $1,160,984, consolidating the series of loans (and related accrued interest) made to the Company since September 19, 2008 and including advances through September 30, 2010. Each of these promissory notes are due on demand, accrue interest at the rate of 10%, per annum, are convertible (including accrued interest) at the option of each lender into Common Stock of the Company at 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001 (the "Conversion Price"). Both promissory notes contain conversion caps, limiting conversions under these notes to a maximum beneficial ownership position of Company common stock to 9.99% for each lender. Each of these notes contains Company covenants, requiring the lenders’ prior written consent in order for the Company to merge, issue any common or preferred stock or any convertible debt instruments, declare a stock split or dividends, increase any compensation to its officers or directors by more than five (5%) during any calendar year.During the three months ended March 31, 2013 no debt was converted. During the three months ended March 31, 2012 Cambridge Services, Inc. converted $581,269 and advanced $844,251 of which $664,251 was a payment towards the acquisition of Kwick!

The Company renegotiated certain outstanding promissory notes with its four major creditors, Discover Advisory Company of the Bahamas (“DAC”), Kreuzfeld Ltd. of Switzerland (“Kreuzfeld”), Cambridge Services, Inc. of Panama (“CSI”) and Vermoegensverwaltungs-Gesellschaft Zurich LTD of Switzerland (“VGZ”). As of August 1, 2012, the Company authorized the issue of a new series of corporate notes, the Class AA Senior Secured Convertible Revolving Promissory Notes, dated as of August 1, 2012 (the New Note(s)”) and issued New Notes: (1) to DAC, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated July 27, 2010, in the original principal amount of $1,080,984, now cancelled, which had an outstanding balance due (including accrued interest) of $3,629,836 as of December 31, 2012 and $3,709,275 at March 31, 2013; (2) to Kreuzfeld, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 16, 2011, in the original principal amount of $2,000,000, now cancelled, which had an outstanding balance due (including accrued interest) of $3,911,338 at December 31, 2012 and $3,999,241 at March 31, 2013; (3) to CSI, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated August 1, 2011, in the original principal amount of $1,303,996, now cancelled, with an outstanding balance due (including accrued interest) of $1,412,142 as of December 31, 2012, and $1,588,816 at March 31, 2013 and; (4) to VGZ, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 30, 2010, in the original principal amount of $2,000,000, now cancelled, with an outstanding balance due (including accrued interest) of $877,963 as of December 31, 2012 and $896,998 at March 31, 2013. All of the New Notes accrue interest at the rate of 10%, are convertible into common shares at the conversion rate equal to 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001, and are due on demand.. Pursuant to an Equity and Stock Pledge Agreement, also negotiated and executed as of August 1, 2012, the repayment of the outstanding indebtedness of the New Notes is secured by all of the limited partnership interests of the Pledgor’s wholly-owned German subsidiary, KWICK! Community GmbH & Co. KG, a private German limited partnership (“KG”), and all of its shares of the sole general partner of KG, KWICK! Community Beteiligungs GmbH.

On February 28, 2012 the Company signed a convertible note with Michael Pisani. This is a 1 year note that is convertible at $0.025 per share in the amount of $50,000. In the event that any portion of any outstanding Company promissory note, preferred share, warrant or stock option held of record by a non-affiliate of the Company is converted, exercised or exchanged for common shares of the Company at a conversion price or conversion rate less than $0.025 per one (1) common share anytime any part of the outstanding principal amount of this note is outstanding, the conversion rate of this note shall automatically be adjusted to such lower conversion rate. The Company evaluated this conversion contingency under the guidance at ASC 815-40-15 and determined that this conversion feature should be bifurcated from the host contract and measured at fair value. The Company valued this conversion feature utilizing a Black-Scholes valuation model and a probability analysis with regard to the reset provision of the conversion price. The Company determined the initial value to be $55,241, with $50,000 recorded as a debt discount and the remainder as interest expense-derivative conversion features. The discount is being amortized over the life of the note. A total of $8,333 in amortization expense was recorded during the three months ended March 31, 2013.

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

12.	DERIVATIVE CONVERSION FEATURES (continued)

The Company accounted for the conversion features underlying these convertible debentures in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of new debentures issued to these holders plus accrued interest during the three months ended March 31, 2013 under these terms at the relevant commitment dates to be $512,411 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in income of $614 for the three months ended March 31, 2013, which is included in Other Income (Expense) in the accompanying financial statements. The fair value of these derivative conversion features was determined to be $14,309,476 at March 31, 2013.

In addition, another demand note issued in 2008 and held by Michael Pisani in the amount of $40,000 was restructured to provide for a conversion option. The note was modified to be convertible into stock and five year warrants (exercisable at $0.05) at a conversion rate of $0.025 per share and per warrant. This debt modification resulted in a loss on debt extinguishment of $40,000 and a corresponding recognition of a beneficial conversion feature underlying the new note. In March 2013, the two notes were further restructured to provide for a structured repayment schedule, beginning with a payment of $35,000 in April 2013 and $14,000 per month thereafter until all principal, accrued interest and certain legal costs are fully paid. If the Company defaults on any of the required payments, the terms of the notes would revert back to the terms prior to the agreement.

13.	COMMITMENTS AND CONTINGENCIES

We maintain offices for our operations at 330 W. 38th Street, New York, New York 10018, for approximately 900 square feet. This lease requires minimum monthly rentals of $2,199 plus tenants’ share of utility/cam/property tax charges which average approximately $400 per month. During the 1st quarter of 2010 the Company successfully negotiated with the landlord to give up a lease of an office located at the same address consisting of approximately 500 square feet. This lease was extended in December 2010 and again in April 30, 2011 through December 31, 2012 with no changes to the monthly rent. The company is currently operating with no formal lease agreement.

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

Kwick! has operating leases related to office space in Weinstadt, Germany along with vehicle leases.The office lease is for a term of one year expiring on December 31, 2012 at the rate of $5,858 per month plus utilities. All operating lease contracts over 5 years contain clauses for yearly market rental reviews. Kwick has a sublease arrangement with Jaumo GmBH a related party(see Note 14). Kwicks operating leases relate to leases of land and vehicles with lease terms of between 3 and 5 years. All operating lease contracts over 5 years contain clauses for yearly market rental reviews.The Company does not have an option to purchase the leased office at the expiration of the lease period.

Our total rent expenses were $27,740 and $20,562 during the three months ended March 31, 2013 and 2012, respectively.

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

13. COMMITMENTS AND CONTINGENCIES (continued)

During the third quarter of 2010 the Chief Technology Officer took over the position of Chief Executive Officer, and entered into a consulting agreement which provided for remuneration for services and expenses at the rate of $20,000 and 100,000 restricted shares per month, running through July 30,2011. On October 6, 2010 the terms of the consulting agreement were modified. The new terms called for a reduced monthly consulting fee of $16,667, and for $100,000 to be prepaid on January 1, 2011 covering the period January 1, 2011 thru June 30,2011.During the fourth quarter of 2011 this agreement was extended through December 31, 2012. During the fourth quarter of 2012 this agreement was again extended through December 31, 2013 with the same prepayment provision. There were no changes to the stock compensation portion of any earlier agreement.

In the three months ended March 31, 2013 and March 31, 2012 this officer was granted 300,000 shares.

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

Kwick received a loan from a private party in the amount of $115,344 plus accrued interest of $1,442. This loan carries a 6% rate of interest, is due on demand and was used to pay off a bank line of credit.

14. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2013 and 2012 one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $12,927 and $15,000, respectively, for legal services. The director also received 300,000 common stock options during the three month periods ending March 31, 2013 and 2012, valued at $2,970 and $2,970 respectively.

During the three months ended March 31, 2013 and 2012 we incurred aggregate expenses of $63,442 and $36,662, respectively, to companies controlled by the Chief Executive Officer, for website hosting, website development, server farm installations and technical advisory services.

Through March 31. 2013, approximately 9.99% of the voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, LTD and Vermoegensverwaltungs-Gesellschaft Zurich LTD. (VGZ) of Switzerland. Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, LTD and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2013, 2012 and 2011. During the three months ended March 31, 2013 Cambridge Services, Inc advanced an additional $145,000. At March 31, 2013, $3,221,722 and $1,360,060 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $3,564,959 and $771,958 owed to Kreuzfeld, Ltd. and VGZ, respectively.

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

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

The following table reconciles, for the three months ended March 31, 2013, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Conversion Liability at January 1, 2013	$13,797,679
Value of beneficial conversion features of new debentures	512,411
Change in value of beneficial conversion features during period	(614)
Reductions in fair value due to principal conversions	-
Conversion Liability at March 31, 2013	$14,309,476

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the recognition of the conversion liability.

Kiwibox.Com, Inc.

Notes to Financial Statements

16. GOODWILL FROM THE ACQUISITION OF KWICK!

The excess of purchase price over tangible net assets acquired at September 30, 2011 was initially allocated to goodwill in the amount of $6,138,210. Due to exchange rate fluctuation, the carrying amount of goodwill that resulted from the acquisition of Kwick increased in value, with a total of $103,632 in unrealized appreciation from acquisition through March 31, 2013, thereby bringing the total goodwill at March 31, 2013 to $6,241,842.

According to ASC 350-20, Intangibles-Goodwill, an impairment test has to be carried out for Goodwill (related to a cash generating unit). We engaged an outside company to prepare an impairment test for the intangible assets (including Goodwill) identified within the acquisition of Kwick by Kiwibox, which became effective on September 30, 2011. The impairment test was carried out as of September 30, 2012, and is to be carried out at least annually by the Company. In addition, the goodwill has been tested by the management of the Company in qualitative assessments throughout the three months ended March 31, 2013. These assessments did not lead management to identify impairment indicators related to goodwill.

17. RECENT ACCOUNTING PRONOUNCEMENTS

In March 2013, the FASB issued ASU 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity , which provides guidance on releasing cumulative translation adjustments out of accumulated comprehensive income into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This guidance is effective prospectively for interim and annual periods beginning on January 1, 2014. Early adoption is permitted. As the Company has not ceased to have a controlling financial interest in a subsidiary or group of assets that is a business within a foreign entity, the adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial position, results of operations, or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

18. SUBSEQUENT EVENTS

During April 2013 and through May 14, 2013 we received $180,000 of working capital from accredited investors, which are covered by convertible promissory notes.

In April 2013 an agreement was reached with one investor to pay off two loans totaling $90,000 in principle plus interest over the next six months. Two payments totaling $49,000 have been paid to date.

In April 2013 800,000 shares of common stock were issued to the Chief Executive Officer as part of his contract that had been previously accrued.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Kiwibox.Com, Inc., contained herein and in the Company’s annual report for the year ended December 31, 2012 as filed on Form 10-K. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

Based on the integration work the operating expenses, not including stock-based compensation, are at a level of approximately $120,000 per month. We expect income received as a result of the recent acquisition to minimize or wave the funding needed from existing investors (see sections “Loans and Notes Payable”).

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

The Company continues to look at cost cutting measures at its Kwick subsidiary and expects the subsidiary to return to  profitable after the integration-process is completed in the second quarter 2013.

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

For the quarter ended March 31, 2013, total revenues amounted to $316,800, compared to $423,979 recorded in the first quarter in 2012. The decrease is solely due to the operations of Kwick!.

Gross profit (loss) for the quarter ended March 31, 2013 amounted to $84,094 as compared to $138,062 for the corresponding interim period in 2012. The decrease is solely due to the operations of Kwick!.

After deducting selling and general and administrative expenses of $443,648 for the first quarter ended March 31, 2013 compared to $672,597 recorded in the same period in 2012, the Company realized an operating loss of $359,554 for the first quarter of 2013 as compared to an operating loss of $534,535 for the same period in 2012. The decrease in operating expenses was the result of continued cost cutting measures, including the consolidating of staffing to reduce payroll in the operations of Kwick!.

The quarter concluded with a net loss of $1,104,156. After accounting for dividends accrued on outstanding preferred stock which totaled $12,816, the net loss applicable to common shareholders was $1,116,972 or $0.002 per share compared to a net loss applicable to common shareholders of $1,883,948 or $0.004 per share for the first quarter in the previous year.

Liquidity and Capital Resources

We have financed our business with new debt since our cash flow is insufficient to provide the working capital necessary to fund our operations. We received $145,000 in cash from short-term loans from accredited private investors during the quarter. We have an ongoing and urgent need for working capital to fund our operations. If we are unable to continue to receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $26,541,240 at March 31, 2013, as compared to $25,475,653 at December 31, 2012. The change is primarily attributable the losses incurred in the first quarter of 2013. Stockholders’ equity showed an impairment of $20,076,615 at the end of the period, compared to an impairment of $19,032,919 at the beginning of the year. The negative cash flow from operations during the three months totaled $227,613 and was financed by new debt.

The Company had $11,459 of bank debt as of March 31, 2013. Aside from trade payables and accruals, our remaining indebtedness at March 31, 2013 consisted of certain notes and loans aggregating $9,599,014 and the following obligations. Amounts due to related parties were $82,087. The liabilities from derivative conversion features were $14,308,476. The position “Obligations to be settled in stock” of $270,778 accounts for common shares due under consulting agreements, and for services to be settled in common stock options and warrants, where the underlying securities had not yet been issued. Current liabilities also include $645,944 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

Item 4T.      CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended March 31, 2013 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As of March 31, 2013, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of March 31, 2013, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

1. The Company’s control environment did not have adequate segregation of duties and lacked adequate accounting resources to address non routine and complex transactions and financial reporting matters on a timely basis.

2. The Company had a part time chief financial officer performing all accounting related duties on site, presenting the risk that the reporting of these non routine and complex transactions during the preparation of our future financial statements and disclosures may not be accomplished in a timely manner. Additionally in September 2012 the Company hired a comptroller to assist the Chief Financial Officer.

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of March 31, 2013 and December 31,2012 and the related statements of operations, stockholders’ equity, and cash flows for the quarters ended March 31, 2013 and 2012, in conformity with generally accepted accounting principles.

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

Changes in Internal Controls over Financial Reporting

Other than as stated above, during the quarter ended March 31, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any pending material legal proceedings.

Item 1A.	RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

Item 2	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Issuance of unregistered securities

During the first quarter in 2013 the Company did sell any unregistered securities.

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

Item 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- None

Item 5	OTHER INFORMATION

- None

Item 6	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.01.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 16, 2013.

31.02.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 16, 2013.

32.01.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 16, 2013.

(b)	Reports on Form 8-K:

On March 13, 2013 , the Company filed a current report on Form 8-K with the Commission, announcing the monetization of mobile usage alongside mobile growth.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Kiwibox.Com, INC.

Date: May 16, 2013	By:	/s/ Craig S. Cody
Craig S. Cody
Chief Financial Officer

