Form 10-Q
period 2013-06-30
Kiwibox.Com, Inc.
filed 2013-08-16
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2013

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

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of August 13, 2013, was 681,243,060 shares.

KIWIBOX.COM, INC.

INDEX

		Page
		Number
PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets - June 30, 2013 and December 31, 2012 (unaudited)	3

	Consolidated Statements of Operations - Three and six months ended June 30, 2013 and 2012 (unaudited)	4

	Consolidated Statements of Cash Flows - Six months ended June 30, 2013 and 2012 (unaudited)	5 - 6

	Notes to Consolidated Financial Statements	7 - 18

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 21

Item 3	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4	Controls and Procedures	22

PART II - OTHER INFORMATION		22 - 23

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4T.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other information	23

Item 6.	Exhibits	24

SIGNATURES		25

PART I - Item 1 Financial Statements

KIWIBOX.COM, INC. and SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2013	December 31, 2012
Assets
Current Assets
Cash	$55,254	$56,751
Accounts receivable, net of allowance for doubtful accounts of $0	336,293	230,691
Due from related parties	-	15,468
Other receivables	2,469	2,469
Prepaid expenses and other current assets	212,120	129,010
Total Current Assets	606,136	434,389
Property and equipment, net of accumulated depreciation of $674,979 and $621,876	68,673	120,556
Website development costs, net of accumulated amortization of $330,825and $284,121	61,835	108,539
Goodwill	2,383,187	6,169,426
Other assets	48,502	44,213
Total Assets	3,168,333	6,877,123

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Bank overdraft	15,066	176,103
Accounts payable	314,099	230,691
Accrued expenses	1,844,371	1,442,177
Due to related parties	61,071	30,710
Obligations to be settled in stock	260,998	270,658
Dividends payable	658,760	633,129
Loans and notes payable - other	100,000	140,000
Loans and notes payable – related parties	710,044	340,000
Convertible notes payable-related parties	9,268,699	8,773,699
Convertible note payable-other, net of debt discount	27,000	41,667
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion features	44,074	51,874
Liability for derivative conversion feature –related parties	10,798,828	13,745,805
Total Current Liabilities	24,136,540	25,910,042

Commitments and Contingencies	-	-

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized;
85,890 and 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized; issued and outstanding 681,243,060 and 679,393,060 shares	68,122	67,937
Additional paid-in capital	52,714,100	52,658,185
Accumulated deficit	(73,540,466)	(71,649,780)
Accumulated other comprehensive loss	(210,049)	(109,347)
Total Stockholders’ Equity (Impairment)	(20,968,207)	(19,032,919)
Total Liabilities and Equity (Impairment)	$3,168,333	$6,877,123

The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC. and SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Sales
Advertising	309,834	338,662	578,087	762,641
Other	-	39,352	48,547	78,010
Total Revenues	$309,834	$378,014	$626,634	$840,651

Cost of Goods Sold
Website hosting expenses	203,359	236,241	436,065	560,816
Total Cost of Goods Sold	203,359	236,241	436,065	560,816

Gross Profit (Loss)	106,475	141,733	190,569	279,835

Selling expenses	131,388	176,831	289,823	499,561
Impairment-goodwill	3,685,398	-	3,685,398	-
General and administrative expenses	239,309	371,769	524,522	721,636

Loss from Operations	(3,949,620)	(406,827)	(4,309,174)	(941,362)

Other Income (Expense)
Miscellaneous income	1,312	11,284	6,575	26,833
Misc. non-operating expenses	-	(2,107)	-	(2,107)
Foreign currency transaction gain (loss)	-	50,775	-	50,775
Change in fair value–derivative liability	4,075,561	966,506	4,076,175	647,843
Interest expense-derivative conversion	(608,988)	(5,377,391)	(1,121,399)	(6,333,812)
(Loss) gain on extinguishment of debt	3,520		(36,480)
Amortization of debt discount	-	(12,500)	(8,333)	(16,667)
Interest expense	(242,683)	(187,524)	(471,768)	(293,596)
Total Other Income (Expense)	3,228,722	(4,550,957)	2,444,770	(5,920,731)

Loss before Benefit (Provision) for Income Taxes	(720,898)	(4,957,784)	(1,864,404)	(6,862,093)
Benefit (Provision) for income taxes	-	(71,640)	(650)	(38,463)

Net Income (Loss)	$(720,898)	$(5,029,424)	$(1,865,054)	$(6,900,556)

Dividends on Preferred Stock	(12,816)	(12,816)	(25,632)	(25,631)

Net Income (Loss) applicable to Common Shareholders, basic and diluted	$(733,714)	$(5,042,240)	$(1,890,686)	$(6,926,187))
Net Loss per Common Share, basic and diluted	$(0.001)	$(0.008)	$(0.003)	$(0.011)
Weighted Average Number of Common Shares Outstanding	681,049,653	643,326,274	680,498,585	622,206,233
Comprehensive Income (Loss):
Net Income (Loss)	(720,898)	(5,029,424)	(1,865,054)	(6,900,556)
Foreign currency translation adjustment	(163,479)	(240,478)	(100,702)	27,671
Total Comprehensive Income (Loss)	(884,377)	(5,269,902)	(1,965,756)	(6,872,885)

The accompanying notes are an integral part of the consolidated financial statements.

KIWIBOX.COM, INC. and SUBSIDIARY

CONSOLIODATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities
Net Income/(Loss)	$(1,865,054)	$(6,900,556)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	94,760	156,828
Value of stock for services	-	13,500
Change in fair value – derivative liabilities	(4,076,175)	(647,843)
Intrinsic value of beneficial conversion rights	1,121,399	6,333,812
Impairment-goodwill	3,685,398	-
Foreign currency transaction gain	-	(50,775)
Loss on extinguishment of debt	36,480	-
Deferred tax expense	-	37,825
Decreases (Increases) in Assets
Accounts receivable	(105,602)	142,105
Income taxes receivable	-	(14,854)
Other receivables	-	69,573
Prepaid expenses	(83,110)	3,172
Increases (decreases) in Liabilities
Bank overdraft	(45,693)	171,174
Liabilities to be settled in stock	9,960	21,240
Accounts payable	83,408	8,420
Accrued expenses	414,280	232,528
Net Cash Used by Operating Activities	(729,949)	(423,851)

Cash Flows from Investing Activities
Cash outlay - website development costs	-	(10,327)
Cash proceeds (outlay) – other assets	(4,289)	5,783
Purchases of property and equipment	(892)	(1,368)
Net Cash Used by Investing Activities	(5,181)	(5,912)

Cash Flows from Financing Activities
Proceeds from loans and notes	495,000	435,000
Repayment on convertible note	(63,000)	-
Net proceeds from (repayments to) related parties	299,087	(150,613)
Net Cash Provided by Financing Activities	731,087	284,387

Net Increase (Decrease) in Cash	(4,043)	(145,376)
Effect of exchange rates on cash	2,546	2,254

Cash at Beginning of Period	56,751	195,613
Cash at End of Period	$55,254	$52,491

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid	7,819	5,898
Income taxes paid	650	19,487

The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC. and SUBSIDIARY

CONSOLIODATED STATEMENTS OF CASH FLOWS

(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Six Months Ended June 30, 2013

Settlement of obligations with common stock	$16,100

Year to date dividend accruals	$25,632

Settlement of bank debt with short term loan	$115,344

Six Months Ended June 30, 2012

Settlement of obligations with common stock	$16,297

Conversions of debt	$1,413,361

Year to date dividend accruals	$25,632

Reduction of derivatives from conversion of debt	$1,516,384

Debt discount created from derivative instrument	$50,000

Direct payment of acquisition indebtedness for issuance of convertible debentures	$5,170,318

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

The consolidated financial statements as of and for the three months and six months ended June 30, 2013 and as of December 31, 2012 include the accounts of Kiwibox.com, Inc. and its subsidiary, KWICK! Community GmbH & Co. KG.. Any significant inter-company balances and transactions have been eliminated.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation on equipment, furniture and fixtures and leasehold improvements is computed on the straight-line method over the estimated useful lives of such assets between 3-10 years, or lease term for leasehold improvements, if for a shorter period. Maintenance and repairs are charged to operations as incurred.

Foreign Currency Translation

Assets and liabilities of foreign operations are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of our foreign subsidiary operating in a non-hyperinflationary economy are recorded as a component of accumulated other comprehensive loss until either sale or upon complete or substantially complete liquidation by the Company of its investment in the foreign entity. Foreign currency translation gain (loss) was $(163,479) and $(100,702) for the three and six months ended June 30, 2013, respectively. Accumulated gain or (loss) on foreign currency translation adjustment was $(210,049) through June 30, 2013.

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $11,728 and $53,675 for the three and six months ended June 30, 2013 and $3,222 and $8,674 for the same periods in 2012, respectively.

Evaluation of Long Lived Assets

Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company accounted for certain convertible debentures issued in the year ended December 31, 2012 and the six months ended June 30, 2013 as derivative liabilities required to be bifurcated from the host contract in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares (see Note 12).

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

A total of $0 and $10,327 was capitalized for web-site development work during the six months ended June 30, 2013 and 2012, respectively.

Income Taxes

The Company provides for income taxes based on enacted tax law and statutory tax rates at which items of income and expenses are expected to be settled in the Company’s income tax return. Certain items of revenue and expense are reported for Federal income tax purposes in different periods than for financial reporting purposes, thereby resulting in deferred income taxes. Deferred taxes are also recognized for operating losses that are available to offset future taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The Company has incurred net operating losses for financial-reporting and tax-reporting purposes. Accordingly, for Federal and state income tax purposes, the benefit for income taxes has been offset entirely by a valuation allowance against the related federal and state deferred tax asset. .

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 214,478,411 common shares at June 30, 2013, comprised of 55,940,000 shares issuable upon exercise of stock purchase warrants, 5,500,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 152,308,874 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest, convertible at the option of four debt holders at a price of 50% of the average closing price for the preceding 10 days, and another holder at $0.025 per share subject to reset, represent totals which would yield in excess of 3.1 billion shares if fully converted at June 30, 2013, however, the respective notes, all of which were issued to these investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the year, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

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

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in these accounts may, at times, exceed the federally insured limits. At June 30, 2013 and December 31, 2012, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4.	PREPAID EXPENSES

	June 30, 2013	December 31, 2012
Prepaid expenses consist of the following at:
Consulting Fees	$100,000	$100,000
Rent	7,671	11,427
Server costs	83,245	—
Promotional supplies inventory	6,715	6,866
Business insurance	3,938	5,250
Other	10,551	5,467
	$212,120	$129,010

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

5.	PROPERTY AND EQUIPMENT

	June 30, 2013	December 31, 2012
Property and equipment consist of the following at:
Furniture	$14,322	$14,322
Leasehold Improvements	24,130	24,130
Computer equipment	632,062	630,842
Equipment	73,138	73,138
	743,652	742,432
Less accumulated depreciation	674,979	621,876
Total	68,673	$120,556

Depreciation expense charged to operations was $53,103 and $88,478 in the first six months of 2013 and 2012, respectively.

6.	INTANGIBLE ASSETS

	June 30, 2013	December 31, 2012
Website development costs	$392,660	$392,660
Less accumulated amortization	330,825	284,121
Total	$61,835	$108,539

Amortization expense for the six months ended June 30, 2013 and 2012 was $46,704 and $51,683, respectively. Additional amortization over the next 5 years is estimated to be as follows:

Amortization expense

December 31, 2013	19,977
December 31, 2014	4,794
December 31, 2015	1,947
December 31, 2016	1,170
December 31, 2017	1,108
Thereafter	1,750

7.	ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	June 30, 2013	December 31, 2012
Accrued interest	$1,667,872	$1,203,923
Accrued payroll, payroll taxes and commissions	19,143	51,944
Accrued professional fees	149,348	150,598
Accrued rent	-	12,158
Miscellaneous accruals	8,008	23,554
Total	$1,844,371	$1,442,177

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

8.	OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at

	June 30,	December 31,
	2013	2012
Obligation for warrants granted for compensation	$100,000	$100,000

600,000 common shares issuable to a consultant who was a director of the company, for services rendered.	36,000	36,000

300,000 (2013) and 500,000 shares (2012) common Shares,and 2,900,000 (2013) and 2,900,000 (2012) Stock options issuable to two officers of the Company Pursuant to their respective employment agreements	64,508	69,608

5,100,000 (2013) and 4,200,000 (2012) stock options issuable to one director who also serves as the Company’s general counsel	50,490	44,550

1,000,000 warrants granted on the Pixunity.de asset Purchase (see Note 13)	10,000	10,000

1,050,000 shares issuable under stock grants	-	10,500

	$260,998	$270,658

9.	LOANS PAYABLE

The Company (Formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at June 30, 2012 and December 31, 2012:

On December 4, 1996, The company (Formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000

Total	$75,000

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

10.	NOTES PAYABLE

	June 30,	December 31,
	2013	2012
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000

In January 2008 a shareholder loaned the Company $40,000 pursuant to which the Company issued a demand note bearing interest at the rate of 5% per year. The note is convertible into stock and warrants (see note 12).	—	40,000

From September 2008 through June 2013 five creditors loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 and April 2011 and August 2012 (see Note 12).	9,268,699	8,773,699

During the three months ended March 2012, an individual loaned the Company funds under the terms of a convertible promissory note at interest of 5% per year (see Note 12)	27,000	50,000

Less: debt discount on above note	—	(8,333)

In January and again in February 2011, a shareholder loaned the Company $50,000 under a demand note at 10%. In 2011, this shareholder loaned the Company $240,000 under a demand note at 10%.	340,000	340,000

In the six months ended June 2013, a shareholder loaned the Company $325,010 plus accrued interest of $5,818 under a demand note at 6%. Additionally, in the quarter ending June 30,2013 companies controlled by the Chief Executive Officer loaned the Company $39,216 with no terms.	370,044	—

Total	$10,030,743	$9,220,366

11.	LONG-TERM DEBT

Long-term debt as of June 30, 2013 and December 31, 2012 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529
Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$-

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

12.	DERIVATIVE CONVERSION FEATURES

On July 27, 2010, the Company issued two Class A Senior Convertible Revolving Promissory Notes (“Class A Notes”), one to Cambridge Services, Inc., in the principal amount of $683,996, consolidating the series of loans (and related accrued interest) made to the Company since June 26, 2009, and one to Discover Advisory Company, in the principal amount of $1,160,984, consolidating the series of loans (and related accrued interest) made to the Company since September 19, 2008 and including advances through September 30, 2010. Each of these promissory notes are due on demand, accrue interest at the rate of 10%, per annum, are convertible (including accrued interest) at the option of each lender into Common Stock of the Company at 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001 (the "Conversion Price"). Both promissory notes contain conversion caps, limiting conversions under these notes to a maximum beneficial ownership position of Company common stock to 9.99% for each lender. Each of these notes contains Company covenants, requiring the lenders’ prior written consent in order for the Company to merge, issue any common or preferred stock or any convertible debt instruments, declare a stock split or dividends, increase any compensation to its officers or directors by more than five (5%) during any calendar year. During the three and six months ended June 30, 2013 no debt was converted and $290,000 was advanced in the three months ending June 30, 2013 and $455,000 was advanced in the six months ending June 30, 2013. For the three and six months ended June 30, 2012 Cambridge Services, Inc converted 0 and $581,269 and advanced $205,000 and $1,049,251,respectively, of which $664,251 was advanced in the six months ending June 30, 2012 as a payment towards the acquisition of Kwick!.

The Company renegotiated certain outstanding promissory notes with its four major creditors, Discover Advisory Company of the Bahamas (“DAC”), Kreuzfeld Ltd. of Switzerland (“Kreuzfeld”), Cambridge Services, Inc. of Panama (“CSI”) and Vermoegensverwaltungs-Gesellschaft Zurich LTD of Switzerland (“VGZ”). As of August 1, 2012, the Company authorized the issue of a new series of corporate notes, the Class AA Senior Secured Convertible Revolving Promissory Notes, dated as of August 1, 2012 (the New Note(s)”) and issued New Notes: (1) to DAC, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated July 27, 2010, in the original principal amount of $1,080,984, now cancelled, which had an outstanding balance due (including accrued interest) of $3,629,836 as of December 31, 2012 and $3,789,598 at June 30, 2013; (2) to Kreuzfeld, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 16, 2011, in the original principal amount of $2,000,000, now cancelled, which had an outstanding balance due (including accrued interest) of $3,911,338 at December 31, 2012 and $4,148,992 at June 30, 2013; (3) to CSI, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated August 1, 2011, in the original principal amount of $1,303,996, now cancelled, with an outstanding balance due (including accrued interest) of $1,412,142 as of December 31, 2012, and $1,916,901 at June 30, 2013 and; (4) to VGZ, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 30, 2010, in the original principal amount of $2,000,000, now cancelled, with an outstanding balance due (including accrued interest) of $877,963 as of December 31, 2012 and $916,244 at June 30, 2013. All of the New Notes accrue interest at the rate of 10%, are convertible into common shares at the conversion rate equal to 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001, and are due on demand.. Pursuant to an Equity and Stock Pledge Agreement, also negotiated and executed as of August 1, 2012, the repayment of the outstanding indebtedness of the New Notes is secured by all of the limited partnership interests of the Pledgor’s wholly-owned German subsidiary, KWICK! Community GmbH & Co. KG, a private German limited partnership (“KG”), and all of its shares of the sole general partner of KG, KWICK! Community Beteiligungs GmbH.

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

12.	DERIVATIVE CONVERSION FEATURES (CONTINUED)

On February 28, 2012 the Company signed a convertible note with Michael Pisani. This is a 1 year note that is convertible at $0.025 per share in the amount of $50,000. In the event that any portion of any outstanding Company promissory note, preferred share, warrant or stock option held of record by a non-affiliate of the Company is converted, exercised or exchanged for common shares of the Company at a conversion price or conversion rate less than $0.025 per one (1) common share anytime any part of the outstanding principal amount of this note is outstanding, the conversion rate of this note shall automatically be adjusted to such lower conversion rate. The Company evaluated this conversion contingency under the guidance at ASC 815-40-15 and determined that this conversion feature should be bifurcated from the host contract and measured at fair value. The Company valued this conversion feature utilizing a Black-Scholes valuation model and a probability analysis with regard to the reset provision of the conversion price. The Company determined the initial value to be $55,241, with $50,000 recorded as a debt discount and the remainder as interest expense-derivative conversion features. The discount is being amortized over the life of the note. A total of $8,333 in amortization expense was recorded during the six months ended June 30, 2013. At June 30, 2013, $27,000 of this debt plus accrued interest was still outstanding.

The Company accounted for the conversion features underlying these convertible debentures in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures issued to these holders during the six months ended June 30, 2013 under these terms at the relevant commitment dates to be $1,121,399 utilizing a Black-Scholes valuation model. . The change in fair value of the liability for the conversion feature resulted in income of $4,076,175 for the six months ended June 30, 2013, which is included in Other Income (Expense) in the accompanying financial statements. The fair value of these derivative conversion features was determined to be $10,842,902 at June 30, 2013.

In addition, another demand note issued in 2008 and held by Michael Pisani in the amount of $40,000 was restructured to provide for a conversion option. The note was modified to be convertible into stock and five year warrants (exercisable at $0.05) at a conversion rate of $0.025 per share and per warrant. This debt modification resulted in a loss on debt extinguishment of $40,000 and a corresponding recognition of a beneficial conversion feature underlying the new note. In March 2013, the two notes due to Pisani were further restructured to provide for a structured repayment schedule, beginning with a payment of $35,000 in April 2013 and $14,000 per month thereafter until all principal, accrued interest and certain legal costs are fully paid. If the Company defaults on any of the required payments, the terms of the notes would revert back to the terms prior to the agreement. At June 30, 2013 this $40,000 note had been paid in full.

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

In May 2010 the Company negotiated a lease of an apartment in New York City for the CEO in order to reduce travel costs. The lease was for 12 months at $2,775 per month through May 31, 2011. In May 2011 the lease was extended through August 31, 2011 at the rate of $2,837. In August 2011 the lease was extended through December 31, 2011 at the rate of $2,837 per month. In December 2011 the lease was again extended through May 31, 2012 with no change in the base rent. In May 2012 the lease was extended through December 31, 2012 at a monthly rate of $2,943, this lease was then extended through December 31,2013 at the same terms.

Kwick! has operating leases related to office space in Weinstadt, Germany along with vehicle leases.The office lease is renewable quarterly at a rate of $5,858 per month plus utilities. Kwick also has a vehicle lease which will be terminated January 31,2014 at a rate of $1,077 per month. All operating lease contracts over 5 years contain clauses for yearly market rental reviews. Kwick has a sublease arrangement with Jaumo GmBH a related party (see note 14). Kwick’s operating leases relate to leases of land and vehicles with lease terms of between 3 and 5 years. All operating lease contracts over 5 years contain clauses for yearly market rental reviews. The Company does not have an option to purchase the leased office at the expiration of the lease period.

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

13.	COMMITMENTS AND CONTINGENCIES (CONTINUED)

Our total rent expenses were $60,386 and $63,706 during the six months ended June 30, 2013 and 2012, respectively.

During the third quarter of 2010 the Chief Technology Officer took over the position of Chief Executive Officer with no changes to the above terms, running through July 30, 2011. On October 6, 2010 the terms of the consulting agreement were modified. The new terms called for a reduced monthly consulting fee of $16,667, and for $100,000 to be prepaid on January 1, 2011 thru June 30,2011. During the fourth quarter of 2011 this agreement was extended through December 31,2012. During the fourth quarter of 2012 this agreement was again extended through December 31,2013 with the same prepayment provision. There were no changes to the stock compensation portion of any earlier agreement.

In the six months ended June 30,2013 and June 30, 2012 this officer was granted 600,000 shares.

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

During the six months ended June 30, 2013 and 2012 one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $22,854 and $30,000, respectively, for legal services. The director also received 100,000 common stock options per month during the three and six month periods ended June 30, 2013 and 2012, valued at $2,970 and $2,970, respectively in each year.

During the three and six months ended June 30, 2013 we incurred aggregate expenses of $92,881 and $ 156,323, and $60,751 and $97,413 for the same periods in 2012, respectively, to companies controlled by the Chief Executive Officer, for website hosting, website development, server farm installations and technical advisory services. During the six months ended June 30, 2013 we prepaid, to companies controlled by the Chief Executive, for server costs totaling $83,245, and owed $34,808 in accounts payable at June 30, 2013.

Through June 30, 2013, approximately 9.99% of the voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, LTD and Vermoegensverwaltungs-Gesellschaft Zurich LTD. (VGZ) of Switzerland. Discovery Advisory Company, Cambridge Services Inc.,Kreuzfeld,LTD and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2013,2012 and 2011. During the three months and six months ended June 30,2013 Cambridge Services Inc advanced an additional $290,000and $435,000. During the three and six months ending June 30, 2013 Kreuzefeld advanced $60,000 and $60,000 respectively. At June 30, 2013, $3,221,722 and $1,650,060 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $3,624,959 and $771,958 owed to Kreuzfeld, LTD. and VGZ, respectively.

In the six months ended June 2013, a shareholder loaned Kwick $325,010 plus accrued interest of $5,818. This loan carries an interest rate of 6% and is payable on demand. This loan was used to pay off a bank line of credit. Also, during the six months ended June 2013 companies controlled by our Chief Executive officer loaned Kwick $11,706 and loaned Kiwibox $27,510. There are no terms on these loans and the loan to Kwick was paid back in July 2013.

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

The following table reconciles, for the six months ended June 30, 2013, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Conversion Liability at January 1, 2013	$13,797,679
Value of beneficial conversion features of new debentures	1,121,398
Change in value of beneficial conversion features during period	(4,076,175)
Reductions in fair value due to principal conversions	-
Conversion Liability at June 30, 2013	$10,842,902

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the recognition of the conversion liability.

Kiwibox.Com, Inc. and Subsidiary

Notes to Consolidated Financial Statements

16.	GOODWILL FROM THE ACQUISITION OF KWICK!

The excess of purchase price over tangible net assets acquired at September 30, 2011 was initially allocated to goodwill in the amount of $6,138,210. At June 30, 3013 management determined based on qualitative and quantitative factors that there was an impairment to goodwill.

The goodwill has been tested by the management of the Company in qualitative assessments throughout the six months ended June 30, 2013. These assessments lead management to identify impairment indicators related to goodwill. Management therefore performed the two-step impairment test for goodwill, utilizing a market approach to the valuation. In estimating the fair value of the reporting unit, Kwick, management considered comparable per user values from recent acquisitions in the industry, as well as the effect of the economic recession and continuing deterioration of the use of social networks in Germany. After applying the estimated fair value of the reporting unit of $2,660,000 to the net assets of Kwick at June 30, 2013, an implied fair value of goodwill of $2,452,812 was calculated. Based on the impairment test, during the three months ended June 30, 2013, goodwill of $3,685,398 was determined to be impaired and was written off.

Due to exchange rate fluctuation, the carrying amount of goodwill that resulted from the acquisition of Kwick decreased in value, with a total of $69,625 in unrealized depreciation from acquisition through June 30, 2013, thereby bringing the total adjusted carrying value of goodwill at June 30, 2013 to $2,383,187.

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

During July 2013 and through August 10, 2013 we received $165,000 of working capital from accredited investors, which are covered by convertible promissory notes.

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

Description of Business

The company successfully acquired the German social network  Kwick! in the third quarter 2011. This acquisition added more than 10 million registered members with around 1 million active users, who create more than 2 billion page impressions a month in the Kiwibox network. This community has been online since 1999 and has been cash flow positive since inception. We are continuing to optimize this website and develop mobile applications to keep these users engaged across multiple platforms. We are presently increasing the number of events sponsored in Germany as a way to bind our German members to our website.

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

Based on the integration work and the financial translation overhead the operating expenses, not including stock-based compensation, are at a level of approximately $87,500 per month.

Overall, we have equipped the entire website with the newest state-of-the-art advertising features which enable sponsors to self-direct their message to specific target audiences based on gender, age, geographic region, education, and interests. That also included a Google optimization with privacy options which improves Google search results. Special attention was given to end up with a scale able and highly redundant system that can accommodate future growth. One of the most important features of a social network website is the Search and “be found” function. Here we completely updated our member search function to facilitate friends searches and establish networks of users on a global basis.

During the second quarter of 2013, Kiwibox had an increase of 300% in daily unique member activity. We now have over 10,000 active members per day. Presently Kiwibox is registering 500-800 new users per day. We anticipate expansion to the west coast of the United States in the 3rd quarter of 2013 and to continue updating our mobile apps for the Iphone and Android devices.

Results of Operations for the Three and Six Months Ended June 30, 2013 Compared to the Three and Six Months Ended June 30, 2012

For the three and six months ended June 30, 2013, total revenues amounted to $309,834 and $626,634, respectively compared to $378,014 and $840,651 recorded in the same periods in 2012.

Gross Profit (Loss) for the three and six months ended June 30, 2013 amounted to $106,475 and $190,569, respectively, after accounting for $203,359 and $436,065, respectively, in cost of sales. After deducting selling - and general and administrative expenses of $370,697 and $814,345 for the three and six months ended June 30, 2013, compared to $548,600 and $1,221,197 recorded in the same period in 2012, and impairment of goodwill in the amount of $3,685,698 for the three months ended June 30, 2013, the Company realized operating losses of $3,949,620 and $4,309,174 for the three and six months ended June 30, 2013 compared to operating losses of $406,827 and $941,362 in the same periods in 2012. The decline in selling - and general and administrative expenses was the result of cost cutting measures, including the consolidating of staffing to reduce payroll in the operations of Kwick!.

The quarter concluded with a net loss of $720,898 for the quarter and net loss of $1,865,054 for the first six months of 2013. After accounting for dividends accrued on outstanding preferred stock which totaled $25,632, the net income applicable to common shareholders for the six months ended June 30, 2013 was $1,890,686 or $0.003 per share compared to a net loss applicable to common shareholders of $6,926,187 or $0.008 per share for the same period in 2012.

Liquidity and Capital Resources

We have financed our business with new debt since our cash flow is insufficient to provide the working capital necessary to fund our operations. We received $571,372 in cash from short-term loans from accredited private investors during the quarter. We have an ongoing and urgent need for working capital to fund our operations. If we are unable to continue to receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $23,530,404 at June 30, 2013, as compared to $25,475,653 at December 31, 2012. Stockholders’ equity showed an impairment of $20,968,207 at the end of the period, compared to an impairment of $19,032,919 at the beginning of the year. The negative cash flow from operations during the six months totaled $729,949 and was financed by new debt.

Our bank debt as of June 30, 2013 consisted of a bank overdraft of $15,066. Aside from trade payables and accruals, our remaining indebtedness at June 30, 2013 consisted of certain notes and loans aggregating $10,139,272, liabilities for derivative conversion features of $10,842,902, amounts due to related parties of $61,071, and the following obligations. The position “Obligations to be settled in stock” of $260,998 accounts for common shares due under consulting agreements, and for services to be settled in common stock options and warrants, where the underlying securities had not yet been issued. Current liabilities also include $658,760 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

Item 4T. CONTROLS AND PROCEDURES

(a)     Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended June 30, 2013 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As of June 30, 2013, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of June 30, 2012, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of June 30, 2013 and December 31, 2012 and the related statements of operations, and cash flows for the three and six months ended June 30, 2013 and 2012, in conformity with generally accepted accounting principles.

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

Changes in Internal Controls over Financial Reporting

Other than as stated above, during the quarter ended June 30, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1	LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any pending material legal proceedings.

Item 1A.	RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Issuance of unregistered securities

During the three and six months in 2013 the Company did sell any unregistered securities.

(b)	Not applicable

(c)	None

Item 3 DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $659,000. These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- None

Item 5 OTHER INFORMATION

- None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.01.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2013

31.02.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2013.

32.01.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 15, 2013.

(b)	Reports on Form 8-K:

There were no reports on form 8-K filed in the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Kiwibox.Com, Inc.

Date: August 15, 2013

	By:	/s/ Andre Scholz
Andre Scholz
Chief Executive Officer

Date: August 15, 2013	By:	/s/ Craig S. Cody
Craig S. Cody
Chief Financial Officer

