Form 10-Q
period 2013-09-30
Kiwibox.Com, Inc.
filed 2013-11-19
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For Quarter Ended September 30, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from _______ to _______

Commission file number  33-20432

KIWIBOX.COM, INC.
Formerly known as Magnitude Information Systems, Inc.
(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2228828
(State or other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

330 West 42 St. Suite 3210 New York, NY 10036	(212) 239-8210
(Address of Principal Executive Office) (Zip Code)	(Registrant’s telephone number including area code)

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

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of November 18, 2013, was 681,243,060  shares.

KIWIBOX.COM, INC.

INDEX

		Page
		Number
PART 1 - FINANCIAL INFORMATION

Item 1	Financial Statements

	Consolidated Balance Sheets - September 30, 2013 (unaudited) and December 31, 2012	3

	Consolidated Statements of Operations - Three and nine months ended September 30, 2013 and 2012 (unaudited)	4

	Consolidated Statements of Cash Flows - Nine months ended September 30, 2013 and 2012 (unaudited)	5 - 6

	Notes to Consolidated Financial Statements	7 - 19

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19 – 21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4	Controls and Procedures	22

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	23

Item 4T.	Submission of Matters to a Vote of Security Holders	23

Item 5.	Other information	23

Item 6.	Exhibits	24

SIGNATURES		25

PART I  - Item 1   Financial Statements

KIWIBOX.COM, INC. and SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets

Current Assets
Cash	$53,171	$56,751
Accounts receivable, net of allowance for
doubtful accounts of $0	366,600	230,691
Due from related parties	-	15,468
Other receivables	10,470	2,469
Prepaid expenses and other current assets	149,399	129,010
Total Current Assets	579,640	434,389
Property and equipment, net of accumulated
depreciation of $683,370 and $621,876	60,283	120,556
Website development costs, net of accumulated
amortization of $343,830 and $284,121	48,829	108,539
Goodwill	-	6,169,426
Other assets	49117	44,213
Total Assets	737,869	6,877,123

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Bank overdraft	3,628	176,103
Accounts payable	285,195	230,691
Accrued expenses	2,104,965	1,442,177
Due to related parties	24,389	30,710
Obligations to be settled in stock	265,978	270,658
Dividends payable	671,576	633,129
Loans and notes payable - other	100,000	140,000
Loans and notes payable – related parties	770,804	340,000
Convertible notes payable-related parties	9,597,699	8,773,699
Convertible note payable-other, net of debt discount	-	41,667
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion features	-	51,874
Liability for derivative conversion feature –related parties	11,690,121	13,745,805
Total Current Liabilities	25,547,884	25,910,042

Commitments and Contingencies	-	-

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized; 85,890 and 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized; issued and outstanding 681,243,060 and 679,393,060 shares	68,122	67,937
Additional paid-in capital	52,714,100	52,658,185
Accumulated deficit	(77,469,535)	(71,649,780)
Accumulated other comprehensive loss	(122,788)	(109,347)
Total Stockholders’ Equity (Impairment)	(24,810,015)	(19,032,919)
Total Liabilities and Equity (Impairment)	$737,869	$6,877,123

The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC. and SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2013	2012		2013	2012
Net Sales
Advertising	212,570		267,814	790,657	1,030,455
Other	(39,988)		1,449	8,559	79,459
Total Revenues	$172,582		$269,263	$799,216	$1,109,914

Cost of Sales
Website hosting expenses	177,176		180,844	613,241	741,660
Total Cost of Sales	177,176		180,844	613,241	741,660

Gross Profit (Loss)	(4,594)		88,419	185,975	368,254

Selling expenses	142,714		131,449	432,537	631,010
Impairment- goodwill	2,452,812		-	6,138,210	-
General and administrative expenses	215,008		342,603	739,530	1,064,239

Loss from Operations	(2,815,128)		(385,633)	(7,124,302)	(1,326,995)
Other Income (Expense)
Miscellaneous income	(1,767)		6,339	4,808	31,065
Foreign currency transaction gain (loss)	-		(189)	-	50,586
Change in fair value –derivative liability	(244,399)		15,396	3,831,776	663,239
Interest expense-derivative conversion	(602,819)		(583,647)	(1,724,218)	(6,917,459)
(Loss) gain on extinguishment of debt	-		-	(36,480)	-
Amortized debt discount	-		(12,500)	(8,333)	(29,167)
Interest expense	(251,873)		(230,782)	(723,641)	(524,378)
Total Other Income (Expense)	(1,100,858)		(805,383)	1,343,912	(6,726,114)

Loss before Benefit (Provision)
for Income Taxes	(3,915,986)		(1,191,016)	(5,780,390)	(8,053,109)
Benefit (Provision) for income taxes	(268)		(17,998)	(918)	(56,461)

Net Income (Loss)	$(3,916,254)		$(1,209,014)	$(5,781,308)	$(8,109,570)

Dividends on Preferred Stock	(12,815)		(12,816)	(38,447)	(38,447)

Net Income (Loss) applicable to
Common Shareholders, basic and diluted	$(3,929,069)		$(1,221,830)	$(5,819,755)	$(8,148,017)

Net Loss per Common Share, basic and diluted.	$(0.006)	$	(0.002)	$(0.009)	$(0.013)

Weighted Average Number of
Common Shares Outstanding	681,243,060		678,944,746	680,749,470	641,085,737

Comprehensive Income (Loss):
Net Income (Loss)	$(3,916,254)		$(1,209,014)	$(5,781,308)	$(8,109,570)
Foreign currency translation adjustment	87,261		276,470	(13,441)	304,141
Total Comprehensive Income (Loss)	$(3,828,993)		$(932,544)	$(5,794,749)	$(7,805,429)

All of the stock-based compensation relates to selling, general and administrative expenses.

The accompanying notes are an integral part of the consolidated financial statements.

KIWIBOX.COM, INC. and  SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities
Net Loss	$(5,781,308)	$(8,109,570)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	129,536	250,814
Value of stock for services		13,500
Change in fair value – derivative liabilities	(3,831,776)	(663,239)
Intrinsic value of beneficial conversion rights	1,724,218	6,917,460
Impairment of goodwill	6,138,210
Loss on extinguishment of debt	36,480
Foreign currency transaction gain	0	(50,586)
Deferred tax expense	0	54,864
Decreases (Increases) in Assets
Accounts receivable	(135,909)	167,158
Income taxes Receivable	0	(17,183)
Other receivables	(8,001)	67,370
Prepaid expenses	(20,389)	(50,955)
Increases (decreases) in Liabilities
Bank overdraft	(57,131)	207,457
Liabilities to be settled in stock	14,940	31,860
Accounts payable	54,504	17,554
Accrued expenses	686,759	469,504
Net Cash Used by Operating Activities	(1,049,867)	(693,992)

Cash Flows from Investing Activities
Cash outlay - website development costs	0	(58,139)
Cash proceeds (outlay) – other assets	(4,904)	5,783
Purchases of property and equipment	(1,220)	(1,953)
Net Cash Used by Investing Activities	(6,124)	(54,309)

Cash Flows from Financing Activities
Proceeds from loans and notes	825,000	745,000
Repayment on convertible note	(90,000)	0
Net proceeds (repayments) to related parties	322,165	(157,723)
Net Cash Provided by Financing Activities	1,057,165	587,277

Net Increase (Decrease) in Cash	1,174	(161,024)
Effect of exchange rates on cash	(4,754)	1,011

Cash at Beginning of Period	56,751	195,613
Cash at End of Period	$53,171	$35,600

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Interest Paid	23,948	13,808
Income taxes paid	918	19,487

The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC. and SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Nine Months Ended September 30, 2013

Settlement of obligations with common stock	$16,100

Year to date dividend accruals	$38,447

Settlement of bank debt with short term loan	$115,344

Nine Months Ended September 30, 2012

Settlement of obligations with common stock	$16,297

Conversions of debt	$1,413,361

Year to date dividend accruals	$38,448

Reduction of derivatives from conversion of debt	$1,516,384

Debt discount created from derivative instrument	$50,000

Direct payment of acquisition indebtedness for issuance of convertible debentures	$5,170,318

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

On September 30, 2011, Kiwibox.com acquired the German based social network Kwick! Community GmbH & Co. KG (“Kwick”), a wholly-owned subsidiary.

On September 24,2013, Kwick Community GmbH & Co. KG  signed an equity purchase agreement to acquire Interscholz Internet Services GmbH and Co. KG, a German limited liability company, and all the equity of its general partner, Interscholz Beteiligungs GmbH (see Note 18).

Cash and Cash Equivalents

The Company accounts for cash and other highly liquid investments with original maturities of three months or less as cash and cash equivalents.

Principles of Consolidation

The consolidated financial statements as of and for the three months and nine months ended September 30, 2013 and as of December 31, 2012 include the accounts of Kiwibox.com, Inc. and its subsidiary, KWICK! Community GmbH & Co. KG. The activities of the Company’s subsidiary KWICK! Community GmbH & Co. KG.  Any significant inter-company balances and transactions have been eliminated.

Goodwill and Intangible Assets

In 2012, the Company adopted the provisions of ASU 2011-08, Intangibles—Goodwill or Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The Company has assessed the qualitative factors in all periods since adoption (see Note 16).

Kiwibox.Com, Inc. and Subsidiary
Notes to Consolidated Financial Statements

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Goodwill and Intangible Assets (continued)

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

Foreign Currency Translation

Assets and liabilities of foreign operations are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of our foreign subsidiary operating in a non-hyperinflationary economy are recorded as a component of accumulated other comprehensive loss until either sale or upon complete or substantially complete liquidation by the Company of its investment in the foreign entity. Foreign currency transaction gain (loss) was $87,261 and $(13,441) for the three and nine months ended September 30, 2013. Accumulated gain or (loss) on foreign currency translation adjustment was $(122,788) through September 30, 2013.

Advertising Costs
Advertising costs are charged to operations when incurred. Advertising expense was $946 and $54,621 for the three and nine months ended September 30, 2013 and $2,173 and $10,847 for 2012, respectively.

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

A total of $0 and $58,139 was capitalized for web-site development work during the nine months ended September 30, 2013 and 2012, respectively.

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

Net Loss Per Share
Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period.  Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 195,560,992 common shares at September 30, 2013, comprised of 39,500,000 shares issuable upon exercise of stock purchase warrants, 5,200,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 150,131,455 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest, convertible at the option of four debt holders at a price of 50% of the average closing price for the preceding 10 days, totals $11,339,842 which would yield approximately 6.4 billion shares if fully converted at September 30, 2013, however, the respective notes, all of which were issued to these investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the year, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

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

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000.  The Company’s German subsidiary maintains cash balances in a financial institution which is insured by the German Einlagensicherungsfonds up to EUR 100,000. Balances in these accounts may, at times, exceed the respective insured limits. At September 30, 2013 and December 31, 2012, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas.  The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Kiwibox.Com, Inc. and Subsidiary
Notes to Consolidated Financial Statements

4. PREPAID EXPENSES

Prepaid expenses consist of the following at:	September 30, 2013	December 31, 2012
Consulting Fees	$50,000	$100,000
Rent	1,938	11,427
Server costs	75,221	-
Promotional supplies inventory	6,732	6,866
Business insurance	10,136	5,250
Other	5,372	5,467
	$149,399	$129,010

5.  PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:	September 30, 2013	December 31, 2012
Furniture	$14,322	$14,322
Leasehold Improvements	24,130	24,130
Computer equipment	632,062	630,842
Equipment	73,138	73,138
	743,652	742,432
Less accumulated depreciation	683,369	621,876
Total	60,283	$120,556

Depreciation expense charged to operations was $61,493 and $125,872 in the first nine months of 2013 and 2012, respectively.

6.  INTANGIBLE ASSETS

	September 30, 2013	December 31, 2012
Website development costs	$392,659	$392,659
Less accumulated amortization	343,830	284,120
Total	$48,829	$108,539

Amortization expense of intangible assets for the nine months ended September 30, 2013 and 2012 was $59,710 and $95,775, respectively. Additional amortization over the next 5 years is estimated to be as follows:

Amortization expense

December 31, 2013	5,282
December 31, 2014	4,285
December 31, 2015	1,953
December 31, 2016	1,173
December 31, 2017	1,111
Thereafter	1,755

Kiwibox.Com, Inc. and Subsidiary
Notes to Consolidated Financial Statements

7. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	September 30, 2013	December 31, 2012

Accrued interest	$1,903,616	$1,203,923
Accrued payroll, payroll taxes and commissions	17,623	51,944
Accrued professional fees	132,275	150,598
Accrued rent		12,158
Accrued VAT	38,287	0
Miscellaneous accruals	13,164	23,554
Total	$2,104,965	$1,442,177

8.   OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at

	September 30, 2013	December 31, 2012
Obligation for warrants granted for compensation	$100,000	$100,000

600,000 common shares issuable to a consultant who formerly was a director of the company, for services rendered.	36,000	36,000

600,000 (2013) and 500,000 shares (2012) common Shares, and 2,900,000 (2013) and 2,900,000 (2012) stock options issuable to two officers of the company pursuant to their respective employment agreement	66,518	69,608

5,100,000 (2013) and 4,200,000 (2012) stock options issuable to one director who also serves as the Company’s general counsel	53,460	44,550

1,000,000 warrants granted on the Pixunity.de asset Purchase (see Note 13)	10,000	10,000

1,050,000 shares issuable under stock grants	-	10,500

	$265,978	$270,658

9. LOANS PAYABLE

The Company (Formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at September 30, 2013 and December 31, 2012:

On December 4, 1996, The company (Formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000

Total	$75,000

Kiwibox.Com, Inc. and Subsidiary
Notes to Consolidated Financial Statements

10. NOTES PAYABLE

	September 30,	December 31,
	2013	2012
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000

In January 2008 a shareholder loaned the Company $40,000 pursuant to which the Company issued a demand note bearing interest at the rate of 5% per year.	-	40,000

From September 2008 through September 2013 five creditors loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 and April 2011 and August 2012 (see Note 12).	9,597,699	8,773,699

During the three months ended March 2012, an individual loaned the Company funds under the terms of a convertible promissory note at interest of 5% per year (see Note 12)	-	50,000

Less: debt discount on above note	-	(8,333)

In January and again in February 2011, a shareholder loaned the Company $50,000 under a demand note at 10%. In 2011, this shareholder loaned the Company $240,000 under a demand note at 10%.	340,000	340,000

In the nine months ended September 2013,a shareholder loaned the Company $391,908 plus accrued interest of $11,386 under a demand note at 6%.	403,294	-

An affiliate loaned funds under a non-interest bearing note (see Note 14)	27,510	-

Total	$10,393,503	$9,220,366

11. LONG-TERM DEBT

Long-term debt as of September 30, 2013 and December 31, 2012 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529

Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$-

Kiwibox.Com, Inc. and Subsidiary
Notes to Consolidated Financial Statements

12. DERIVATIVE CONVERSION FEATURES

On July 27, 2010, the Company issued two Class A Senior Convertible Revolving Promissory Notes (“Class A Notes”), one to Cambridge Services, Inc., in the principal amount of $683,996, consolidating the series of loans (and related accrued interest) made to the Company since June 26, 2009, and one to Discover Advisory Company, in the principal amount of $1,160,984, consolidating the series of loans (and related accrued interest) made to the Company since September 19, 2008 and including advances through September 30, 2010. Each of these promissory notes are due on demand, accrue interest at the rate of 10%, per annum, are convertible (including accrued interest) at the option of each lender into Common Stock of the Company at 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001 (the "Conversion Price"). Both promissory notes contain conversion caps, limiting conversions under these notes to a maximum beneficial ownership position of Company common stock to 9.99% for each lender. Each of these notes contains Company covenants, requiring the lenders’ prior written consent in order for the Company to merge, issue any common or preferred stock or any convertible debt instruments, declare a stock split or dividends, increase any compensation to its officers or directors by more than five (5%) during any calendar year. During the three and nine months ended September 30, 2013 no debt was converted. For the three and nine months ended September 30, 2013 Cambridge Services advanced $330,000 and $745,000, respectively. During the nine months ended September 30, 2013 Kreuzfeld LTD advanced $60,000.

The Company renegotiated certain outstanding promissory notes with its four major creditors, Discover Advisory Company of the Bahamas *(“DAC”), Kreuzfeld Ltd. of Switzerland (“Kreuzfeld”), Cambridge Services, Inc. of Panama (“CSI”) and Vermoegensverwaltungs-Gesellschaft Zurich LTD of Switzerland (“VGZ”). As of August 1, 2012, the Company authorized the issue of a new series of corporate note, the Class AA Senior Secured Convertible Revolving Promissory Notes, dated as of August 1, 2012 (the New Note(s)”) and issued New Notes: (1) to DAC, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated July 27, 2010, in the original principal amount of $1,080,984, now cancelled, which has an outstanding balance due (including accrued interest) of $3,629,836 as of December 31,2012 and  $3,870,803     as of September 30, 2013; (2) to Kreuzfeld, with a maximum credit  facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 16, 2011, in the original principal amount of $2,000,000, now cancelled, which has an outstanding balance due (including accrued interest) of $3,911,338 at December 31,2012 and $4,240,361 as of September 30, 2013; (3) to CSI, with a maximum credit facility of $2,000,000 which replaced  the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated August 1, 2011, in the original principal amount of $1,303,996, now cancelled, with an outstanding balance due (including accrued interest) of $1,412,142 as of December 31,2012 and $2,292,860 as of September 30, 2013, and; (4) to VGZ, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 30, 2010, in the original principal amount of $2,000,000, now cancelled, with an outstanding balance due (including accrued interest) of $877,963 as of December 31,2013 and $935,702 as of September 30, 2013. All of the New Notes accrue interest at the rate of 10%, are convertible into common shares at the conversion rate equal to 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001, and are due on demand.. Pursuant to an Equity and Stock Pledge Agreement, also negotiated and executed as of August 1, 2012, the repayment of the outstanding indebtedness of the New Notes is secured by all of the limited partnership interests of the Pledgor’s wholly-owned German subsidiary, KWICK! Community GmbH & Co. KG, a private German limited partnership (“KG”), and all of its shares of the sole general partner of KG, KWICK! Community Beteiligungs GmbH.

On February 28, 2012 the Company signed a convertible note with Michael Pisani. This is a 1 year note that is convertible at $0.025 per share in the amount of $50,000. In the event that any portion of any outstanding Company promissory note, preferred share, warrant or stock option held of record by a non-affiliate of the Company is converted, exercised or exchanged for common shares of the Company at a conversion price or conversion rate less than $0.025 per one (1) common share anytime any part of the outstanding principal amount of this note is outstanding, the conversion rate of this note shall automatically be adjusted to such lower conversion rate. The Company evaluated this conversion contingency under the guidance at ASC 815-40-15 and determined that this conversion feature should be bifurcated from the host contract and measured at fair value. The Company valued this conversion feature utilizing a Black-Scholes valuation model and a probability analysis with regard to the reset provision of the conversion price. The Company determined the initial value to be $55,241, with $50,000 recorded as a debt discount and the remainder as interest expense-derivative conversion features. The discount was being amortized over the life of the note. A total of $8,333 in amortization expense was recorded during the nine months ended September 30, 2013. At September 30, 2013, $-0- of this debt plus accrued interest was still outstanding.

Kiwibox.Com, Inc. and Subsidiary
Notes to Consolidated Financial Statements

12. DERIVATIVE CONVERSION FEATURES (continued)

The Company accounted for the conversion features underlying these convertible debentures in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures issued to these holders during the nine months ended September 30, 2013 under these terms at the relevant commitment dates to be $1,724,218 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in income of $3,831,776 for the nine months ended September 30,2013, which is included in other income (expense) in the accompanying financial statements. The fair value of these derivative conversion features was determined to be $11,690,121 at September 30, 2013.

In addition, another demand note issued in 2008 and held by Michael Pisani in the amount of $40,000 was restructured to provide for a conversion option. The note was modified to be convertible into stock and five year warrants (exercisable at $0.05) at a conversion rate of $0.025 per share and per warrant. This debt modification resulted in a loss on debt extinguishment of $40,000 and a corresponding recognition of a beneficial conversion feature underlying the new note. In March 2013, the two notes due to Pisani were further restructured to provide for a structured repayment schedule, beginning with a payment of $35,000 in April 2013 and $14,000 per month thereafter until all principal, accrued interest and certain legal costs are fully paid. If the Company defaults on any of the required payments, the terms of the notes would revert back to the terms prior to the agreement. At September 30, 2013 this $40,000 note had been paid in full.

13. COMMITMENTS AND CONTINGENCIES

We maintain offices for our operations at 330 W. 42th Street, New York, New York 10036, for approximately 990 square feet. This lease requires minimum monthly rentals of $3,833 plus tenants’ share of utility/cam/property tax charges which average approximately $291 per month. During the 13rd quarter of 2013 the Company successfully negotiated a 5 year lease. Operating lease commitments as of September 2013 are:

2013	$38,033
2014	$45,996
2015	$47,376
2016	$48,792
2017	$50,256

In May 2010 the Company negotiated a lease of an apartment in New York City for the CEO in order to reduce travel costs. The lease was for 12 months at $2,775 per month through May 31, 2011. In May 2011 the lease was extended through August 31, 2011 at the rate of $2,837. In August 2011 the lease was extended through December 31, 2011 at the rate of $2,837 per month.  In December 2011 the lease was again extended through May 31, 2012 with no change in the base rent. In May 2012 the lease was extended through December 31, 2012 at a monthly rate of $2,943, this lease was then extended through December 31, 2013 at the same terms.

  Kiwibox.Com, Inc. and Subsidiary
Notes to Consolidated Financial Statements

13. COMMITMENTS AND CONTINGENCIES (continued)

Kwick! has operating leases related to office space in Weinstadt, Germany along with vehicle leases. The office lease is renewable quarterly at a rate of $2,000 per month plus utilities. Kwick also has a vehicle lease which will be terminated January 31, 2014 at a rate of $1,077 per month. All operating lease contracts over 5 years contain clauses for yearly market rental reviews. Kwick has a sublease arrangement with Jaumo GmBh a related party (see note 14). Kwick’s operating leases relate to leases of land and vehicles with lease terms of between 3 and 5 years. All operating lease contracts  over 5 years contain clauses for yearly market rental reviews. The Company does not have an option to purchase the leased  office at the expiration of the lease period.  Operating lease commitments as of September 30, 2013 are:

2013	$6,000
2014	$31,698
2015	$23,672
2016	$23,672

Our total rent expenses were $92,070 and $99,592 during the nine  months ended September 30, 2013 and 2012, respectively.

During the third quarter of 2010 the Chief Technology Officer took over the position of Chief Executive Officer with no changes to the above terms, running through July 30, 2011. On October 6, 2010, the terms of the consulting agreement were modified. The new terms called for a reduced monthly consulting fee of $16,667, and for $100,000 to be prepaid on January 1, 2011 thru June 30,2011. During the fourth quarter of 2011 this agreement was extended through December 31,2012. During the fourth quarter of 2012 this agreement was again extended through December 31,2013 with the same prepayment provision. There were no changes to the stock compensation portion of any earlier agreement.

In the nine months ended September 30,2013 and September 30, 2012 this officer was granted 900,000 shares.

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

14. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2013 and 2012 one outside director of the Company who also serves as The Company’s general and securities counsel, was paid an aggregate $45,000 and $45,000, respectively, for legal services. The director also received 100,000 common stock options per month during the three and nine month periods ended September 30, 2013 and 2012, valued at $2,970 and $2,790, respectively in each year.

During the three and nine months ended September 30, 2013 we incurred aggregate expenses of $155,256 and $311,579, and $66,338 and $163,751 for 2012 respectively, to companies controlled by the Chief Executive Officer, for website hosting, website development, server farm installations and technical advisory services. During the nine months ended September 30,2013 we prepaid, to companies controlled by the Chief Executive Officer, for server costs totaling $75,221,and owed $16,837 in accounts payable at September 30, 2013.The Chief Executive Officer is also party to a consulting agreement with the Company, which calls for a monthly consulting fee of $16,667 in cash plus 100,000 restricted shares. This agreement has been verbally extended through December 2013. In the nine months ended September 30, 2013 and September 30, 2012 this officer was granted 900,000 shares. The consulting fees due for the three months ended December 31, 2013 of $50,000 were prepaid prior to September 30, 2013 and are included in prepaid expenses.

 Kiwibox.Com, Inc. and Subsidiary
Notes to Consolidated Financial Statements

14. RELATED PARTY TRANSACTIONS (continued)

Through September 30, 2013, the beneficial ownership in the Company’s securities held respectively, by Tell Capital AG of Switzerland and its principal, Ulrich Schuerch on a consolidated basis, was approximately 11.4% and approximately 9.9% of the voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, LTD and Vermoegensverwaltungs-Gesellschaft Zurich LTD. (VGZ) of Switzerland. Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, LTD and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2013, 2012 and 2011. During the three and nine months ended September 30, 2013 Cambridge Services, Inc advanced an additional $330,000 and $765,000, respectively. During the three and nine months ended September 30, 2013 Kreuzfeld, LTD advanced $-0- and $60,000. At September 30, 2013, principal of $3,221,722 and $1,980,060 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $3,624,959 and $771,958 principal owed to Kreuzfeld, Ltd. and VGZ, respectively.

In the nine months ended September 30, 2013, a shareholder loaned Kwick $391,908 plus accrued interest of $11,386. This loan carries an interest rate of 6% and is payable on demand. A portion of this loan was used to pay off a bank line of credit. Also, during the nine months ended September 2013 companies controlled by our Chief Executive officer loaned Kwick $11,706 and loaned Kiwibox $27,510. There are no terms on these loans and the loan to Kwick was paid back in July 2013.

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

Kiwibox.Com, Inc. and Subsidiary
Notes to Consolidated Financial Statements

15. FAIR VALUE (continued)

The following table reconciles, for the nine months ended September 30, 2013, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Conversion Liability at January 1, 2013	$13,797,679
Value of beneficial conversion features of new debentures	1,724,218
Change in value of beneficial conversion features during period	(3,831,776)
Reductions in fair value due to principal conversions	-
Conversion Liability at September 30, 2013	$11,690,121

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the recognition of the conversion liability.

16. GOODWILL FROM THE ACQUISITION OF KWICK!

The excess of purchase price over tangible net assets acquired at September 30, 2011 was initially allocated to goodwill in the amount of $6,138,210. At September 30, 2013 management determined based on qualitative and quantitative factors that there was an impairment to goodwill.

The goodwill has been tested by the management of the Company in qualitative assessments throughout the nine months ended September 30, 2013. These assessments lead management to identify impairment indicators related to goodwill. Management therefore performed the two-step impairment test for goodwill, utilizing a market approach to the valuation. In estimating the fair value of the reporting unit, Kwick, management considered comparable per user values from recent acquisitions in the industry, as well as the effect of the economic recession and continuing deterioration of the use of social networks in Germany. After applying the estimated fair value of the reporting unit of $2,660,000 to the net assets of Kwick at June 30, 2013, an implied fair value of goodwill of $2,452,812 was calculated. Based on the impairment test, during the three months ended June 30, 2013, goodwill of $3,685,398 was determined to be impaired and was written off. Management considered additional qualitative factors during the three months ended September 30, 2013, and after consideration of failures by comparable social networks, continuing operational losses and negative cash flow, the estimated value of the reporting unit created an implied fair value of goodwill of $-0-. Based on the impairment test, during the three months ended September 30, 2013, goodwill of $2,452,812 was determined to be impaired and was written off.

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

  Kiwibox.Com, Inc. and Subsidiary
Notes to Consolidated Financial Statements

18. SUBSEQUENT EVENTS

Following the announcement, reported on Form 8-K on September 24,2013, of the signing, on September 30,2013 Kwick closed the Equity Purchase Agreement and acquired Interscholtz Internet Services GmbH and Co. KG, a German Liability company, and all of the equity of its general partner, interscholz Beteiligungs GmbH (collectively “Interscholtz:)from Andre Scholz, The president and chief executive of Kwick. Kwick issued a promissory note to Interscholtz GmbH for $1,352,000 for the Equity purchase agreement. On October 8, 2013, the German register court recognized the transfer of ownership of Interscholz GmbH and on October 10, 2013 the same court recognized the transfer of ownership of Interscholz GmbH and Co. KG. (“Interscholz”) to Kwick! Interscholz provides website hosting, website development, server farm installations and technical advisory services. All other required disclosures cannot be made at this time due to the fact that there has not yet been a US GAAP conversion done on the books of Interscholz and therefore the accounting for the business combination has not yet been completed.

Since September 30, 2013 we have received $90,000 of working capital from accredited investors, which are covered by convertible promissory notes.

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

Description of Business

The company successfully acquired the German social network Kwick! in the third quarter 2011. This acquisition added more than 10 million registered members with around 1 million active users, who create more than 2 billion page impressions a month in the Kiwibox network. This community has been online since 1999 and has been cash flow positive since inception. We are continuing to optimize this website and develop mobile applications to keep these users engaged across multiple platforms. We have continued to increase the number of events sponsored in Germany as a way to bind our German members to our website.

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

Subsequent to the date of the balance sheet Kwick acquired Interscholtz Internet Services GmbH and Co. KG, a German limited liability company. This company provides website hosting, website development, server farm installations and technical advisory services, and the acquisition is expected to reduce on going operating costs.

During the third quarter of 2013, Kiwibox experienced an increase of 100% in active users while doubling the amount of online users at any given time.. We now have over 22,000 active members per day and are registering approximately 2,000 new users per day. We have continued to release new mobil apps for the Iphone and Android devices, use of the mobil devices causes an exponential growth in viral activity drawing more users to our website.

Results of Operations for the Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012

For the three and nine months ended September 30, 2013, total revenues amounted to $212,570 and $790,657, respectively compared to $269,263 and $1,109,914 recorded in the same periods in 2012. The reason for this decline is due to a continued downward trend in the advertising market.

Gross Profit (Loss) for the nine months ended September 30, 2013 amounted to $185,975 after accounting for $613,241 in cost of sales. For the three months ended September 30, 2013 gross profit (loss) amounted to $(4,594) after accounting for cost of sales of $177,176. The reduction in gross profit was the result of decreased advertising revenue due to market conditions.

After deducting selling and general and administrative expenses of $357,722 and $1,172,067 for the three and nine months ended September 30, 2013, compared to $474,052 and $1,695,249 recorded in the same period in 2012, along with impairment of goodwill in the amount of $2,452,812 and $6,138,210 for the three and nine months ended September 30, 2013, the Company realized operating losses of $2,815,128 and $7,124,302 for the three and nine months ended September 30, 2013 compared to operating losses of $385,633 and $1,326,995 in the same periods in 2012. The decline in selling expenses and general and administrative expenses is the result of cost cutting measures, including consolidation of staffing operations at Kwick! The company realized additional other expenses of $2,452,812 due to the impairment of goodwill.

The period concluded with a net loss of $3,916,254 for the quarter and a net loss of $5,781,308 for the first nine months of 2013. After accounting for dividends accrued on outstanding preferred stock which totaled $38,447, the net loss applicable to common shareholders for the nine months ended September 30, 2013 was $5,819,755 or $0.009 per share compared to a net loss applicable to common shareholders of $8,148,017 or $0.013 per share for the same period in 2012.

Liquidity and Capital Resources

We have financed our business with new debt since our cash flow is insufficient to provide the working capital necessary to fund our operations. We received $310,000 in cash from short-term loans from accredited private investors during the three months ended September 30, 2013. We have an ongoing and urgent need for working capital to fund our operations. If we are unable to continue to receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $24,968,244 at September 30, 2013, as compared to $20,603,415 at December 31, 2012. Stockholders’ equity showed an impairment of $24,810,015 at the end of the period, compared to an impairment of $19,032,919 at the beginning of the year. The negative cash flow from operations during the nine months ended September 30, 2013, totaled $1,049,867 and was financed by new debt.

Our bank debt as of September 30, 2013 consisted of a bank overdraft of $3,628. Aside from trade payables and accruals, our remaining indebtedness at September 30, 2013 mainly consisted of certain notes and loans aggregating $10,502,032, liabilities for derivative conversion features of $11,690,121, amounts due to related parties of $24,389, and the following obligations. The position “Obligations to be settled in stock” of $265,978 accounts for common shares due under consulting agreements, and for services to be settled in common stock options and warrants, where the underlying securities had not yet been issued. Current liabilities also include $671,576 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

Item 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended September 30, 2013 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As of September 30, 2013, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of September 30, 2012, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of September 30, 2013 and December 31, 2012 and the related statements of operations, and cash flows for the three and nine months ended September 30, 2013 and 2012, in conformity with generally accepted accounting principles.

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

Changes in Internal Controls over Financial Reporting

Other than as stated above, during the quarter ended September 30, 2013, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1     LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any pending material legal proceedings.

Item 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

Item 2     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)   Issuance of unregistered securities

During the three and nine months in 2013 the Company did sell any unregistered securities.

(b)     Not applicable

(c)     None

Item 3     DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $671,500. These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

Item 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  - None

Item 5     OTHER INFORMATION

  - None

Item 6     EXHIBITS AND REPORTS ON FORM 8-K

(a)           Exhibits

31.01.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 18, 2013

31.02.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 18, 2013.

32.01.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 18, 2013.

(b)           Reports on Form 8-K:

On September30 , 2013 the company filed a report on form 8-K with the commission announcing the equity purchase agreement to acquire interscholz Internet Services GmbH and Co. KG

On October 1, 2013, the company filed a current report on 8-K with the commission announcing growth, cost reduction and new apps.

On October 3,,2013, the Company filed a current report on Form 8-KA with the Commission, announcing an update to the 8K filed on September 30, 2013

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Kiwibox.Com, Inc.

Date: November 18, 2013

	By:	/s/ Andre Scholz
Andre Scholz
Chief Executive Officer

Date: November 18, 2013	By:	/s/ Craig S. Cody
Craig S. Cody
Chief Financial Officer