Form 10-K
period 2013-12-31
Kiwibox.Com, Inc.
filed 2014-05-20
CIK 838796

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2013

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

330 W. 42 ND Street, #3210, New York, New York 10036

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

Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The Registrant’s revenues for the fiscal year ended December 31, 2013 were $934,219.

Common stock, par value $.0001 per share (“Common Stock”), was the only class of voting stock of the Registrant outstanding on March 29, 2014. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on March 25, 2014 the aggregate market value of the shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on April 8, 2014, was approximately $6,836,931 By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

As of May 14, 2014 683,693,060 shares of Common Stock, $.0001 par value, were outstanding.

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

On September 30, 2011, Kiwibox.com acquired the German based social network Kwick! (see Note 22 of the Financial Statements). On December 18, 2013 the company sold 80% of its ownership interest in Kwick! (see Note 7 of the Financial Statements).

The Company is currently subject to the reporting requirements of Section 15(d) of the Securities Exchange Act of 1934. The Company has the authority to issue an aggregate of One Billion Four Hundred Million (1,400,000,000) Common Shares, par value $.0001, following an increase from 700,000,000 shares, authorized by the Company on January 29, 2009, and Three Million (3,000,000) Preferred Shares, par value $.001, of which at December 31, 2011, Two Thousand Five Hundred (2,500) were designated as Cumulative Preferred Shares, par value $.001; Three Hundred Thousand (300,000) were designated as Series A Senior Convertible Preferred Stock, par value $0.001; Three Hundred Fifty Thousand (350,000) were designated as Series B Senior Convertible Preferred Stock, par value $0.001; One Hundred Twenty Thousand (120,000) were designated as Series C Senior Convertible Preferred Stock, par value $0.001; Five Hundred Thousand (500,000) were designated as Series D Senior Convertible Preferred Stock, par value $0.001; Five Hundred Thousand (500,000) were designated as Series E Senior Convertible Preferred Stock, par value $0.001, and Forty-Three Thousand Six Hundred Ten (43,610) were designated Series G Senior Convertible Preferred Stock

As of December 31, 2013, there were outstanding 683,693,060 Common Shares, 1 Cumulative Preferred Share, and 85,890 Convertible Preferred Shares.

Description of Business

Overview

On December 31, 2009 Magnitude Information Systems, Inc. changed its name to Kiwibox.Com, Inc.

We own and operate “Kiwibox.com”, a social networking website. Initially launched in 1999, Kiwibox.com is an online social networking community.. Kiwibox has a regional-based advertising-system that allows target-group-optimized ads for advertisers and sponsors.

Kiwibox Operations

Kiwibox was one of the first social networks integrated for social mobile advertising in its mobile-apps, to account for the movement to mobile applications from fixed site usage We are continuing to optimize this website and develop mobile applications to keep these users engaged across multiple platforms. We are presently increasing the number of events sponsored in Germany as a way to bind our German members to our website.

The Company has successfully integrated Pixunity to the US market and will continue to add impressive features throughout the year. At the same time we continue to increase our market presence. Our promotional teams, both inside and outside of New York City, continue to develop  partnerships with event organizers and businesses along the East Coast of the United States and plan further expansion of these types of market alliances thoughout 2014.

The Company attaches great importance to its innovative technology developments and continues to follow the top social network market leaders with technology upgrades, providing its users with an alternative social networking opportunity.

The operating expenses, not including stock-based compensation, are at a level of approximately $88,000 per month. (see sections “Loans and Notes Payable”).

Overall, we have equipped the entire website with the newest state-of-the-art advertising features which enable sponsors to self-direct their message to specific target audiences based on gender, age, geographic region, education, and interests. That also included a Search-Engine optimization with privacy options which improves search results.  We focused our development resources to construct a scaleable and highly redundant system that can accommodate future growth. Our platform and software was updated in the 2Q to the new Internet Protocol IPv6 to verify being reachable also in the near future. During 2012 Kiwibox and Kwick! paralleled their software developments, versions and technology to optimize future developments. This experience and base technology will help us to integrate easier further networks. These technology improvements will permit us to more easily integrate new applications and networks as they are acquired in the future.

One of the most important features of a social network website is the Search and “be found” function. Here we completely updated our member search function to facilitate friends searches and establish networks of users on a global basis.

Potential Revenue Streams and Marketing Strategy

Currently we generate the majority of our revenue from advertising/sponsorships. We anticipate revenue growth from increased membership activity and our revitalized website as we continue to implement new marketing strategies. Our software and networking technologies we incorporated during 2012 now permit our mobile devices to accept and receive direct advertising, a vital mobile usage component that we expect to drive new advertising revenues during 2014.

With the integration of target-group optimized advertising we seek to accommodate potential advertisers, recognizing and responding to the importance of a contact-price in relation to the internet target “cloud”. Our social networks permit us to work with potential advertisers to identify the right member groups for direct target advertising, a marketing channel that is readily accessible to our social media community.

Community means social network – and thrives on membership networking. Our new website is based on the latest web technology which makes it easier for users to stay connected and to interact with each other. Most importantly, our website features permit our community members to stay informed in “real” time about events and parties in areas we are targeting through our promotional teams.

Safety

Kiwibox.com has developed an effective monitoring model which assists in maintaining a safe site for our member base, combining both technology based systems and user moderation. Users communicate and share information in an environment where they feel both secure and at ease. Members of the Kiwibox team monitor forums and groups daily to ensure the content is appropriate.

In addition to our monitoring system, the Kiwibox.com platform is equipped with advanced technology safety features. This includes the private sphere configuration of users, contact blocs for larger age differentials, anti-spam protection and intelligent self-learning user-scoring feature. In addition to this, Kiwibox.com has implemented state of the art security features such as former Attorney General Andrew M. Cuomo’s hash value database in order to block images of illegal sexual content.. With the combination of human moderation and advanced technology, users are afforded a safe and secure site.

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

Currently, we have 3 employees.

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

Doubt Raised About our Ability to Continue as a Going Concern.

Our financial statements have been presented on the basis that we will remain a going concern and that our assets will increase and that we will satisfy our liabilities in the normal course of our business. Kiwibox has had minimal revenues and/or has incurred operating losses during the fiscal years ended December 31, 2010, 2011 , 2012, and 2013. Our independent auditors have concluded that these factors create an uncertainty about our ability to continue as a going concern. Our ability to continue as a going concern is dependent, among other factors, on our continued success in raising capital.

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

Absence of Dividends

We have not paid any dividends on our common stock and we are not likely to do so in the foreseeable future. We presently intend to retain earnings for use in growing our business. We may pay for some of our future expansion through debt financing, in which case lenders traditionally prohibit the payment of any such dividends. We also are prohibited from paying dividends on our common stock before we have paid all dividends accrued on our preferred stock, which accruals amounted to $684,392 at December 31, 2013. Investors should be aware, therefore, that the Company intends to re-invest any earnings back into our business for the foreseeable future and that they should have no expectations of receiving any dividends on the common shares they may purchase.

ITEM 2:	Description of Properties

We maintain offices for our Kiwibox operations at 330 W. 42nd Street, New York, New York 10036, for approximately 990 square feet. The lease requires initial minimum monthly rentals of $3,833 plus tenants’ share of utility/cam/property tax charges which average approximately $291 per month.

ITEM 3:	LEGAL PROCEEDINGS

At the time of this report, the Company is not a party to any material legal proceedings.

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

In December 2013 a majority shareholder written consent was obtained in order to sell 80% of the Company’s ownership interest in its formerly consolidated subsidiary Kwick!

PART II

ITEM 5:	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Market Information

The Company’s common stock currently trades on the Electronic Bulletin Board of the OTC market, under the symbol KIWB. The following table sets forth, for the calendar quarters indicated, and for the last three years, the high and low sales prices for the Company’s common stock.

	OTC-BB
	Low/Bid	High/Ask
2011
First Quarter	$0.01	$0.02
Second Quarter	0.02	0.06
Third Quarter	0.04	0.06
Fourth Quarter	0.02	0.06
2012
First Quarter	$0.03	$0.05
Second Quarter	0.02	0.04
Third Quarter	0.01	0.02
Fourth Quarter	0.01	0.02
2013
First Quarter	$0.003	$0.01
Second Quarter	0.003	0.01
Third Quarter	0.003	0.01
Fourth Quarter	0.003	0.01

(b) Shareholders

As of April 8, 2014, there were approximately 356 shareholders of record for the Company’s Common Stock. The number of record holders does not include shareholders whose securities are held in street names.

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

Recent Issues of Unregistered Securities

On December 18, 2013, the Board of Directors authorized the issue of restricted common shares to one director and an officer of Kwick! for 400,000 shares, 250,000 shares each to another director, the Chief Financial Officer and to its accountant.. These restricted common shares were issued to these recipients pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) thereof.

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

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2009 through 2013 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

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

Balance Sheet

	December 31,
	2013	2012	2011	2010	2009

Total assets	$157,366	$6,877,123	$8,243,931	$166,436	$141,415
Current liabilities	26,017,383	25,910,042	16,326,319	6,181,044	2,311,386
Long-term debt	-	-	-	-	-
Working capital	(25,887,308)	(25,475,653)	(15,505,560)	(6,145,931)	(2,226,345)

Stockholders’ equity (impairment)	$(25,860,017)	(19,032,919)	$(8,211,778)	(6,014,608)	(2,169,971)

Statement of Operations

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Total revenues	$934,219	$1,469,705	$599,615	$2,039	$50,450
Operating loss	(7,404,934)	(1,671,156)	(1,500,610)	(1,181,626)	(1,609,956)
Net loss	(6,953,532)	(14,010,332)	(5,900,537)	(3,972,372)	(2,440,465)
Net loss after dividends on preferred shares	(7,004,795)	(14,061,595)	(5,951,800)	(4,023,635)	(2,491,728)
Net loss per common share	$(0.01)	$(0.022)	$(0.011)	$(0.008)	$(0.006)
Number of shares used in computing per share data	680,961,142	650,715,901	522,090,046	494,315,316	447,090,174

ITEM 7:	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Description of Business

Based on its market surveys, the Company’s business plan focused on increasing its regional membership during 2013. These efforts in the New York City membership market have resulted in an increased membership growth during 2013. The Company intends to continue its marketing efforts in this region through a series of street promotion and event organizing in 2014. The Company has developed a number of partnerships with event organizers and businesses along the east coast of the United States and plans further expansion of these types of market alliances.

Kiwibox.com is currently negotiating with a number of online advertisers to place advertisements on mobile devices. We expect these agreements to be in place by the beginning of the second quarter 2014 and fully implemented by the end of the second quarter 2014. The Company attaches great importance to its technology developments and continues to follow the top social network market leaders with technology upgrades, providing its users with an alternative social networking opportunity.

The operating expenses, not including stock-based compensation, remained at a level of approximately $88,000 per month. We are currently receiving funding at these levels from existing investors (see sections

“Loans and Notes Payable”).

Results of Operations for the Twelve Months Ended December 31, 2013 Compared to the Twelve Months Ended December 31, 2012

The Company’s acquisition of its subsidiary Kwick! significantly increased revenue. Our website presence is not yet supported by a volume of active members-users that would provide a basis for significant growth in advertising revenues. For the year ended December 31, 2013, total revenues amounted to $934,219 compared to $1,469,705 in 2012. Revenues were derived almost entirely from the Kwick! operations, which were acquired on September 30, 2011. The Company deconsolidated the operations of Kwick! in December 2013.

Gross Profit (Loss) amounted to $400,258 after considering $592,323 costs of goods sold. After deducting selling, research, and general and administrative expenses of $7,746,830 (which included $6,138,210 impairment of goodwill) compared to the $1,848,690 recorded in 2012, the Company realized an operating loss of $7,404,934 compared to an operating loss of $1,671,156 in 2012. For the year 2014 management expects operating expenses to remain steady and an expected increase in revenues due to new mobile advertising, this will start a process of putting the company on a path towards eventually eliminating the erosion of shareholder value.

The major item included in non-operating income and expenses was a charge of $2,307,402 accounting for the intrinsic value of the beneficial conversion feature associated with convertible debt. We also had a gain of $4,036,848 in connection with changes in the valuation of derivative liabilities, and a $253,557 loss on the deconsolidation of Kwick. In 2012, the major item included in non-operating income and expenses was a charge of $7,663,872 accounting for the intrinsic value of the beneficial conversion feature associated with convertible debt and a charge of $2,895,203 in connection with changes in the valuation of derivative liabilities In 2013, the year concluded with a net loss of $6,953,532. After accounting for dividends accrued on outstanding preferred stock which totaled $51,263 the net loss applicable to common shareholders was $7,004,795 or $0.01 per share, compared to a loss of $14,061,595 or $0.022 per share for the previous year.

Liquidity and Capital Resources

We have financed our business with new debt and equity capital since our cash flow is insufficient to provide the working capital necessary to fund our parent operations. In addition, we received $1,145,000 from short-term loans for continuing operations. We have an urgent need for working capital to fund our operations. If we are unable to immediately receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $25,887,308 at December 31, 2013, as compared to $25,475,653 at December 31, 2012. Stockholders’ equity showed an impairment of $25,860,017 at the end of the year, compared to an impairment of $19,032,919 at the beginning of the year. The cash flow from operations totaled $(1,179,932) and was brought about primarily due to operating losses. We have no bank indebtedness at December 31, 2013. Our other indebtedness, excluding the other current liabilities described below, consisted of certain notes and loans aggregating $10,392,228, derivative conversion liabilities of $12,068,233 and advances from related parties of $33,612. The position “Obligations to be settled in stock” of $259,288 includes $113,288 for common shares and options accrued for certain officers and directors pursuant to their respective employment and remuneration agreements, and $146,000 for stock and warrants due under consulting agreements. Current liabilities also include $684,392 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

Item 9A(T).  Evaluation of Disclosure Controls and Procedures

In connection with the preparation of the Company’s Annual Report on Form 10-K, an evaluation was carried out by our management, with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2013.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to  management, included the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our evaluation of disclosure controls and procedures as of December 31, 2013, conducted as part of the Company’s annual audit and preparation of our annual financial statements, several deficiencies were identified which viewed in the aggregate, represent a material weakness.  As a result of this material weakness, described more fully below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2013, the Company’s disclosure controls and procedures were ineffective.

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

 Management has conducted, with the participation of the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.  Management’s assessment of internal control over financial reporting was conducted using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

 A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of December 31, 2013, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2013 and 2012 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012, in conformity with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal year ended December 31, 2013, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

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

* Mr. Otzen resigned as a director on October 5, 2011. All Directors of the Company hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Executive Officers of the Company are appointed by the Board of Directors at meetings of the Company's directors and hold office until they resign or are removed from office.

Andre Scholz, Age 36 – Director, Chief Technology Officer. Andre Scholz has more than 15 years business experience in Internet, telecommunication technology and IT security. He holds an advanced degree from the University of Stuttgart and Konstanz in electronic engineering. Mr. Scholz is a consultant and well known technical expert for numerous social networks, communities and high-traffic sites, active around the world. He brings a wealth of social network and internet knowledge to Kiwibox. Mr. Scholz was co-founder of various internet exchange points and manages them until now. Since 1996 he is Managing Director of a carrier and Internet Service Provider in Stuttgart, Germany and since 2002 he is CEO of the Interscholz company group, Leonberg, Germany, which places private investments in and is managing and operating various companies.

Craig S. Cody, Age 51 – Chief Financial Officer. Effective as of May 4, 2010, Registrant promoted Craig S. Cody to serve as its Chief Financial Officer. Mr. Cody, a licensed Certified Public Accountant, had previously served as the Comptroller for the Registrant. In addition to managing an independent accounting and financial services business in New York for a diverse group of clients, he brings extensive management experience derived in the public sector. Mr. Cody holds a B.S. Degree in Accounting from the State University of New York.

Joseph J. Tomasek, Age 67 - Director. Mr. Tomasek was appointed a director in February 2000. Mr. Tomasek also serves as our General Counsel and coordinates our legal affairs in such role. In addition to serving in these Company positions, Mr. Tomasek represents U.S. and international clients in corporate and securities law matters. Mr. Tomasek received his Juris Doctor and Bachelor of Arts Degrees from Seton Hall University and a Certificate d'Etudes in European Studies from the University of Strasbourg, France. Mr. Tomasek is a member of the Bars of the States of New Jersey,and New York.

Family Relationships

There are no family relationships between any of the directors or executive officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company knows of no person, who at any time during the period from the date at which it filed its annual report on Form 10-K for the year ended December 31, 2013 to the present, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a), except for the annual statements of beneficial ownership of securities on Form 5 for the officers and directors of the Company which were filed late.

ITEM 11:             EXECUTIVE COMPENSATION

2013 SUMMARY COMPENSATION TABLE

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of the Company during the year ended December 31, 2013, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time during 2011, as well as the most highly compensated employees who did not serve as executive officers during 2011. Compensation information is shown for the fiscal years ended December 31, 2013, 2012 and 2011:

						Non- Equity	Non- Qualified
						Incentive	Deferred	All
				Stock	Option	Plan	Compensation	Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)

Andre Scholz	2013	200,000	2,000	8,040	-	-	-	-	210,040
Chief Executive	2012	200,000	2,500	30,600	-	-	-	-	233,100
Officer, President, Director	2011	200,000	-	28,950	-	-	-	-	228,950

Joseph J. Tomasek,	2013	-	1,250	-	11,880	-	-	33,708	46,838
Esq., Director and	2012	-	2,500	-	11,880	-	-	60,000	74,380
General Legal Counsel	2011	-	-	-	11,880	-	-	60,000	71,880

Craig S Cody	2013	73,500	1,250	-	-	-	-	17,500	92,250
Chief Financial	2012	91,000	2,500	-	-	-	-	5,000	98,500
Officer	2011	91,000	-	-	-	-	-	3,500	94,500

All executive officers	2013	273,500	4,500	8,040	11,880	-	-	51,208	349,128
and named significant	2012	291,000	7,500	30,600	11,880	-	-	65,000	405,980
employees and directors as a group	2011	291,000	-	28,950	11,880	-	-	63,500	395,330

Andre Scholz 2013-2011: Andre Scholz joined the Company in May 2009, as our Chief Technology Officer and as a director. On August 1, 2010 Mr. Scholz took over as President and Chief Executive Officer. During 2013, we paid Mr. Scholz $200,000 as salary. He also has accrued 1,200,000 common shares, earning 100,000 common shares every month. These shares were accrued for and valued at $8,040. During 2012, we paid Mr. Scholz $200,000 as salary. He also has accrued 1,200,000 common shares, earning 100,000 common shares every month. These shares were accrued for and valued at $30,600. During 2011, we paid Mr. Scholtz $200,000 as salary. He also has accrued 1,200,000 common shares, earning 100,000 common shares every month. These shares were for and valued at $28,950. He also had accrued 500,000 common shares as a signing bonus and has been earning 100,000 common shares every month, beginning with May 15, 2009. All of these shares have been issued through December 31, 2013.

The terms of his consulting /employment agreement are included in our filing on Form 8-K of May 22, 2009 which is incorporated herein by reference to that filing. On January 1, 2013 the terms of his consulting agreement were extended through December 31, 2013 with no changes to the terms. In December 2013 the terms of his contract was updated to $220,000 annually.

Joseph J. Tomasek 2013-2011: During fiscal years 2013, 2012, 2011 and 2010, the Company incurred or paid $33,708, $60,000, $60,000 and $65,000, respectively, to Mr. Tomasek for legal services rendered to the Company. In 2013 Mr. Tomasek earned options for 1,200,000 restricted shares, valued at $11,880 pursuant to the Black-Scholes valuation formula. In 2012 Mr. Tomasek earned options for 1,200,000 restricted shares, valued at $11,880 pursuant to the Black-Scholes valuation formula. In 2011 Mr. Tomasek earned options for 1,200,000 restricted shares, valued at $11,880 pursuant to the Black-Scholes valuation formula. These options are earned at the rate of 100,000 options per month, beginning with April 2009.

Craig S Cody 2013- 2011: During the year 2013, Mr. Cody earned $92,125.During the year 2012, Mr. Cody earned $91,000. During the year 2011, Mr. Cody earned $94,500. During the year 2010, Mr. Cody earned $82,212 and 500,000 stock warrants, valued at $5,000 pursuant to the Black-Scholes valuation formula. In 2009, Mr. Cody earned $18,450.

Stock Options:

No stock options were granted during 2011, 2012 or 2013 pursuant to the Company’s 1997 Stock Option Plan and 2000 Stock Incentive Plan, to any executive officers, directors, employees or to any beneficial owners of more than 10 percent of any class of equity securities of the Company. In addition, there were no stock options or warrants exercised by any officer, director, employee or any beneficial owners of more than 10 percent of any class of equity securities of the Company during 2011, 2012 or 2013.

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

Options Granted Outside of Stock Option Plans:

During 2013, one director who also serves as the Company’s general counsel earned 1,200,000 five-year stock options, exercisable at $0.05 per common share.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2013, for each of the persons covered under our Summary Compensation Table.

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards No. of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	No. of Shares or Units of Stock that have not vested	Market Value of Shares or Units of Stock that have not vested	Equity Incentive Awards, Shares, Units Or other Rights that have not vested	Equity Incentive Plan Awards: Market or Payout value of Unearned Shares,Units or other rights that have not vested
Rudolf Hauke, CEO and President	400,000	-	-	$0.10	1/14/14 to 4/14/14	-	-	-	-

Joseph J. Tomasek, Director and General Legal Counsel	4,500,000	-	-	$0.05	3/31/14 to 9/30/17	-	-	-	-

Option Exercises and Stock Vested Table: None

Pension Benefits Table: None

Nonqualified Deferred Compensation Table: None

Pre-requisites Table: None

Compensation of Directors:

We did not pay any compensation to any of our directors for services rendered as directors during fiscal years 2013, 2012 and 2011

During 2013, 2012 and 2011, one outside director of the Company who also serves as the Company’s general and securities counsel, incurred or was paid an aggregate of $46,838, $74,380 and $71,880 respectively, for legal services.

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

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us with respect to the beneficial ownership of Common Stock held of record as of December 31, 2013, by (1) all persons who are owners of 5% or more of our Common Stock, (2) each of our named executive officers (see “Summary Compensation Table”), (3) each director, and (4) all of our executive officers and directors as a group. Each of the stockholders can be reached at our principal executive offices located at 330 West42nd Street, Suite 3210, New York, New York 10036.

Title of Class*	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Directors and Executive Officers:

Common Stock	Andre Scholz	8,400,000	(2)	1.01%
	Pres./CEO/Director

	Joseph Tomasek	9,930,500	(3)	1.29%
	Director

	Craig Cody	1,250,000	(4)	0.10%
	Chief Financial Officer

All Directors and Officers as a Group:		19,530,500		2.4%
as a Group (3 persons)

Beneficial owners of more than 5% of Common Stock (exclusive of officers and directors):

Discover Advisory Company		68,300,937	(5)	9.99%
c/o Horymor Trust Corp. Ltd.
50 Shirley Street / P.O.Box N-341,
Nassau

Cambridge Services Inc.		68,300,937	(6)	9.99%
c/o TSZ Treuhandgesellschaft Sauter & Co.
Suedstr. 11, CH-8034 Zurich, Switzerland

Markus Winkler 330 West 42nd New York, NY 10036		68,300,937	(7)	9.99%

 * The Company also has issued and outstanding as of December 31, 2013, 85,890 shares of its Senior Convertible Preferred Stock, with concentrations in excess of 10% for one or more of the holders of such stock, however, none of such shares bear any voting rights.

(1)

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock which such person has the right to acquire within 60 days of March 1, 2014. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any shares of Common Stock which such person has the right to acquire within such date, whether by exercise of stock options or warrants or conversions of other securities, are deemed to be outstanding and to be beneficially owned by the person holding such option, warrant or convertible security for purposes of computing such person’s percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.

(2) Consists of 7,600,000hares 400,000 shares accrued but not yet issued along with 400,000 shares issued in December 2013

(3) Includes 4,500,000 stock options and 500,000 warrants..

(4) Includes 500,000 warrants and 250,000 shares.

(5) Includes 33,300,937 shares issuable upon conversion of convertible debt. Karen Buehler has investment and voting control of Discover Advisory Company.

(6) Includes 37,171,829 shares issuable upon conversion of convertible debt. Victor Sauter has investment control of Cambridge Services Inc.

(7) Includes 2,300,937 shares issuable upon conversion of convertible debt of Kreuzfeld, Ltd. and VGZ (Vermoegenssverwaltungsgesellschaft) both of which Markus Winkler has investment and voting control.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company knows of no person, who at any time during the year ended December 31, 2013, was a director, officer, or beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a).

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2013 and 2012 one outside director of the Company who also serves as the Company’s general and securities counsel, incurred an aggregate $33,708 and $60,000, respectively, for each period for legal services. The director also received 100,000 common stock options per month during the year ended December 31, 2013, valued at $11,880, and a stock grant of 250,000 common shares, valued at $1,250. The director also received 100,000 common stock options per month during the year ended December 31, 2012, valued at $11,880. The balance due to this director at December 31, 2013 and 2012 was $9,620 and $0, respectively.

For the year ended December 31, 2013 and 2012 we incurred an aggregate $513,591 and $437,952, respectively, to companies controlled by the Chief Executive Officer of the Company, for website hosting, website development and technical advisory services, server farm installations and IT equipment purchases. The officer also earned 100,000 common shares per month during the year ended December 31, 2013 under a consulting agreement, valued at $8,040. During 2013, the officer received 500,000 shares for prior year share obligations, 1,200,000 shares from the current year obligation, and a stock grant of 400,000 common shares, valued at $2,000. The officer also received $110,000 in December 2013 for prepaid consulting fees towards 2014 under the terms of a consulting agreement. The balance due to this officer and/or his affiliated companies at December 31, 2013 and 2012 was $23,992 and $6,998, respectively. On September 30, 2013, the company announced that Kwick had closed the Equity Purchase Agreement and acquired Interscholz . Kwick issued a promissory note to Interscholz Internet Services GmbH and Co KG for $1,352,000 for the equity purchase agreement. On October 8, 2013, the German register court recognized the transfer of ownership of Interscholz GmbH to Kwick! Interscholz provides website hosting, website development, server farm installations and technical advisory services. As of the balance sheet date, only $516,037 was paid to Andre Scholz towards the purchase price of Intersholz Internet Services GmbH and Co. KG and according to the contract, the ownership in Interscholz Internet Services GmbH and Co. KG does not pass to Kwick until full payment is made.On December 9,2013 the acquisition of Intersholz Internet Services GmbH and Co KG by Kwick was rescinded due to non compliance with the terms of the addendum to the contract, calling for the full purchase price to have been paid.. However, full ownership of Interscholz Beteilgungs GmbH has been transferred to Kwick as of October 8, 2013 based on the purchase price of $33,990.The full purchase price of Interscholz Beteilgungs GmbH did not need to be satisfied for ownership of that entity to transfer to Kwick.

During 2011, one former principal of Kwick! advanced the subsidiary 100,000 Euros, which was repaid during 2012.

During 2013 and 2012, approximately 10% of the Company’s voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, Ltd. and Vermoegensverwaltungs-Gesellschaft Zurich Ltd. (VGZ) of Switzerland. Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, Ltd. and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2012 and 2013. During the year ended December 31, 2012, Cambridge Services converted $581,269 of debt. Kreuzefeld, Ltd converted $419,100 and VGZ converted $409,200 of debt.

During the year ended December 31, 2013, Cambridge Services Inc.advanced an additional $1,145,000. During the year ended December 31, 2012, Cambridge Services Inc.advanced $1,303,913, Discovery Advisory Company advanced $2,436,588, Kreuzfeld, Ltd. advanced $2,069,479 and VGZ advanced $365,338. At December 31, 2013, $3,221,722 and $2,360,060 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $3,564,959 and $771,958 owed to Kreuzfeld, Ltd. and VGZ, respectively. During 2012 To complete the acquisition of Kwick!, Cambridge Services, Inc.,Discovery Advisory Services, Kreuzfeld, Ltd and VGZ advanced $298,913, $2,436,588, $2,069,479 and $365,388, respectively.

The Company, through its subsidiary, Kwick, was formally a party to a service agreement with JAUMO GmbH, Germany, a company partially owned by the former officers of Kwick. The subsidiary recognized approximately $93,174 in service revenue from this entity in the year ended December 31, 2012.

During 2013, a shareholder loaned Kwick $899,794 plus accrued interest of $19,849. These loans carry an interest rate of 6% and are payable on demand. A portion of this loan was used to pay off a bank line of credit. The balance was eliminated upon deconsolidation of the Company’s Kwick subsidiary.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Rosenberg Rich Baker Berman & Company ("Rosenberg") billed us in the aggregate amount of $52,925 and $64,860 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-K and 10-Q for the years ended December 31, 2013, and December 31, 2012, respectively.

AUDIT-RELATED FEES

Rosenberg did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2013, and December 31, 2012.

TAX FEES

Rosenberg billed us in the aggregate amount of $0, and $0 for professional services rendered for tax related services for the fiscal years ended December 31, 2013 and December 31, 2012, respectively.

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

(b) Reports on Form 8-K

During the fourth quarter in 2013, the Company filed the following reports on Form 8-K:

On September 24, 2013, the Company filed a current report on Form 8-K, announcing the signing of an Equity Purchase Agreement to acquire Interscholz Internet Services GmbH and Co. KG, a German limited liability company, and all of the equity of its general partner, Interscholz Beteilgungs GmbH (collectively, “Interscholz”) from Andre Scholz, the president and chief executive officer of the Company. On September 30, 2013, the company announced that Kwick had closed the Equity Purchase Agreement and acquired Interscholz . Kwick issued a promissory note to Interscholz Internet Services GmbH and Co KG for $1,352,000 for the equity purchase agreement. On October 8, 2013, the German register court recognized the transfer of ownership of Interscholz GmbH to Kwick! Interscholz provides website hosting, website development, server farm installations and technical advisory services. As of the balance sheet date, only $516,037 was paid to Andre Scholz towards the purchase price of Intersholz Internet Services GmbH and Co. KG and according to the contract, the ownership in Interscholz Internet Services GmbH and Co. KG does not pass to Kwick until full payment is made. On December 9,2013 the acquisition of Intersholz Internet Services GmbH and Co KG by Kwick was rescinded due to non compliance with the terms of the addendum to the contract, calling for the full purchase price to have been paid.. However, full ownership of Interscholz Beteilgungs GmbH has been transferred to Kwick as of October 8, 2013 based on the purchase price of $33,990.The full purchase price of Interscholz Beteilgungs GmbH did not need to be satisfied for ownership of that entity to transfer to Kwick.

On October 1, 2013 the Company filed a current report on form 8-K announcing cost reductions and new apps across its social networking platforms.

On December 30, 2013, the Company filed a current report on Form 8-K, announcing that on December 10,2013, the company signed an equity purchase agreement with Marcus Winkler to sell to him eighty (80%) percent of the equity of its German subsidiary, Kwick! Community GmbH & Co. KG, a German limited liability company, and Kwick! Beteiligungs GmbH, its general partner (collectively, “KWICK!”). Pursuant to the terms of the agreement, the purchaser paid 36,000 Euros as the purchase price and the company was required to obtain shareholder approval of the sale as required under applicable Delaware Law. In addition, the Company and Mr. Winkler signed a Lock-Up and Standstill Agreement pursuant to the general terms of which the Company agreed not to participate in the management, operations or finances of KWICK!, which shall be exclusively managed and under control of the purchaser. Accordingly, the Company’s minority ownership position shall be subject, in all respects, to the exclusive control of the purchaser. Kreuzfeld Ltd., a Swiss entity over which the purchaser has investment and voting control, beneficially owns 67,826,580 common shares of the Company, representing approximately 9.9%% of the Company’s outstanding voting shares. In addition, Kreuzfeld Ltd. is a creditor of the company and holds a Class AA convertible promissory note with an outstanding balance (including accrued interest) of $4,267,834 as of December 31, 2013.

Consummation of the Equity Purchase Agreement was conditioned upon shareholder approval. On December 18, 2013, the Company received majority shareholder written consent, approving the Equity Purchase Agreement, by nine shareholders who beneficially own over 50% of the outstanding 675,358,925 voting common shares as of the record date of December 2, 2013. The Company intends to prepare and file with the U.S Securities and Exchange a Schedule 14C Information Statement for distribution to all shareholders.

On December 18, 2013, the Board of Directors approved a new consulting agreement for its President and CEO, Andre Scholz, covering the 12-month period, commencing January 1, 2014. Under the terms of the new agreement, Mr. Scholz shall receive an annual salary of $220,000, half of which is payable in advance, and he will continue to earn 100,000 restricted common shares for each month of service rendered to the Company. The agreement contains all of the customary terms and provisions found in contracts of this type, including confidentiality and termination provisions.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIWIBOX.COM, INC.

By:	/s/ Andre Scholz	Date:	May 20, 2014
Andre Scholz
President and Chief Executive Officer
(Principal Executive Officer),
Director

By:	/s/ Craig Cody	Date:	May 20, 2014
Craig S. Cody
Secretary, Chief Financial Officer
(Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Joseph J. Tomasek	May 20, 2014
Joseph J. Tomasek, Director

/s/ Andre Scholz	May 20, 2014
Andre Scholz, Director

EXHIBIT INDEX

(A)	Financial Statements and Notes to Financial Statements

(3) (i)	Articles of Incorporation and Amendments thereto, incorporated herein by reference to Exhibits of previous filings with the Commission.

(3) (ii)	Bylaws of the Company, incorporated herein by reference to Exhibits of previous filings with the Commission.

10.25*	Copy of Agreement and Plan of Reorganization, Dated February 19, 2007, between the Company, Kiwibox Media, Inc. and the Kiwibox Shareholders, and Form of Employment Agreement for the Three Kiwibox Shareholders,

10.27*	Amendment No. 3 to Agreement and Plan of Reorganization, dated July 31, 2007 and Effective August 2, 2007.

10.28*	Preliminary Employment Agreement with Paul Farris, Dated September 19, 2007

10.29*	Amendment No. 4 to Agreement and Plan of Reorganization, dated as of December 3, 2007.

10.30*	Amendment No. 5 to Agreement and Plan of Reorganization, dated as of December 31, 2007.

10.31*	Standstill Letter Agreement, dated as of January 30, 2008.

10.32*	Standstill Letter Agreement, dated as of February 11, 2008.

10.33*	Amendment No. 6 to Agreement and Plan of Reorganization, dated as of February 28, 2008.

10.34*	Engagement Agreement, Dated June 27, 2008, between Tell Capital AG and the Company.

10.35*	Resignation Agreement, Dated August 19, 2008, between Ivan Tumanov and the Company.

10.36*	Form of Demand Notes issued by the Company to Lender, Discover Advisory Company.

10.36-1*	Form of corrected Demand Notes issued by the Company to Lender, Discover Advisory Company.

10.36-2	Form of Registrant’s Master Corporate Promissory Note, dated June 4, 2009, delivered and accepted by Discover Advisory Company, attached as an exhibit to Registrant’s Form 8-K filed with the Commission on June 12, 2009.

10.37	Copy of Stock Pledge Agreement, dated June 4, 2009, by and between Registrant and Discover Advisory Company- attached as an exhibit to Registrant’s Form 8-K filed with the Commission on June 12, 2009.

10.38	Copy of Consulting Agreement, dated June 1, 2009, between the Registrant, Kiwibox Media, Inc. and Andre Scholz attached as an exhibit to Registrant’s Form 8-K filed with the Commission on June 12, 2009.

10.39	Form of Registrant’s Securities Purchase Agreement, with Warrant as an Exhibit: attached as an exhibit to Registrant’s Form 8-K filed with the Commission on December 31, 2009.

10.40	Certificate of Ownership and Merger of Kiwibox Media, Inc. with and into Magnitude Information Systems, Inc., including Corporate Name Change, dated December 15, 2009 and as filed with the Secretary of State of Delaware on December 17, 2009. attached as an exhibit to Registrant’s Form 8-K filed with the Commission on December 31, 2009

10.41	Form of Class AA Senior Secured Convertible Revolving Promissory Note issued to Discover Advisory Company, Cambridge Services, Inc., VGZ and Kreuzfeld Ltd. On August 1, 2012.

31.01A.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 20, 2014.

31.02A.	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 20, 2014.

32.01A.	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 20, 2014.

32.02A.	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 20, 2014.

*	Documents filed as exhibits to Registrant’s current reports, quarterly reports, annual reports and registration statements and amendments thereto with the U.S. Securities and Exchange Commission.

OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE

(a)	The Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2013, June 30, 2013, and September 30, 2013.

(b)	All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act since the Company’s fiscal year ended December 31, 2010

Kiwibox.Com, Inc.

Financial Statements

December 31, 2013 and 2012

F-1

Kiwibox.Com, Inc.

Index to the Financial Statements

December 31, 2013 and 2012

Page

Report of Independent Registered Public Accounting Firm

Financial Statements	F-1

Balance Sheets	F-4

Statements of Operations	F-5

Statements of Stockholders Equity (Impairment)	F-6 - F-7

Statements of Cash Flows	F-8 - F-9

Notes to the Financial Statements	F-10 - F-34

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Kiwibox.com, Inc.

We have audited the accompanying balance sheets of Kiwibox.com, Inc. as of December 31, 2013 and 2012, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2013. Kiwibox.com, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kiwibox.com, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

[s] Rosenberg Rich Baker Berman & Company

Somerset, New Jersey

May 20, 2014

Kiwibox.Com, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2013	December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$3,659	$56,751
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	-	230,691
Due from related parties	-	15,468
Other receivables	5,248	2,469
Income taxes receivable	-	-
Prepaid expenses and other current assets	121,168	129,010
Total Current Assets	130,075	434,389
Property and equipment, net of accumulated depreciation of $105,795 and $621,876	5,795	120,556
Website development costs, net of accumulated amortization of $251,688 and $284,121	2,576	108,539
Goodwill	-	6,169,426
Deferred tax Asset	-	-
Other assets	18,920	44,213
Total Assets	157,366	6,877,123

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Bank overdraft	-	176,013
Accounts payable	253,347	230,691
Accrued expenses	2,326,283	1,442,177
Due to related parties	33,612	30,710
Obligations to be settled in stock	259,288	270,658
Dividends payable	684,392	633,129
Loans and notes payable - other	100,000	140,000
Loans and notes payable – related parties	340,000	340,000
Convertible notes payable-related parties	9,918,699	8,773,699
Convertible notes payable – other, net of discount	-	41,667
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion feature –related parties	12,068,233	13,797,679
Total Current Liabilities	26,017,383	25,910,042

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized; 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized; issued and outstanding 683,693,060 and 679,393,060 shares respectively	68,367	67,937
Additional paid-in capital	52,726,105	52,658,185
Accumulated deficit	(78,654,575)	(71,649,780)
Accumulated other comprehensive loss	-	(109,347)
Total Stockholders’ Equity (Impairment)	(25,860,017)	(19,032,919)
Total Liabilities and Equity (Impairment)	$157,366	$6,877,123

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc. and Subsidiary

 Consolidated Statements of Operations

	Year Ended December 31,
	2013	2012
Net Sales

Advertising	$833,296	$1,363,508

Other	100,923	106,197
Total Net Sales	934,219	1,469,705
Cost of Goods Sold
Website hosting expenses	592,323	1,292,171
Total Cost of Goods Sold	592,323	1,292,171

Gross Profit (Loss)	341,896	177,534

Selling expenses	529,932	389,209
Impairment-Goodwill	6,138,210	-
Stock-based compensation (see below)	7,750	9,300
General and administrative expenses	1,070,938	1,450,181

Loss From Operations	(7,404,934)	(1,671,156)

Other Income (Expense)
Miscellaneous income	12,454	50,489
Interest expense	(992,131)	(758,540)
Interest expense-derivative conversion features	(2,307,402)	(7,663,872)
Loss on deconsolidation of subsidiary	(253,557)	-
Amortization of debt discount	(8,333)	(41,667)
Loss on extinguishment of debt	(29,310)	-
Foreign Currency Transaction (Loss)/Gain	-	50,052
Change in fair value – derivative liabilities	4,036,848	(2,895,203)

Total Other Income (Expense)	458,569	(11,258,741)

Loss Before Benefit (Provision) for Income Taxes	(6,946,365)	(12,929,897)

Benefit (Provision) for Income Taxes	(7,167)	(1,080,435)

Net Loss	$(6,953,532)	$(14,010,332)

Dividends on Preferred Shares	(51,263)	(51,263)

Net Loss Applicable to Common Shareholders, basic and diluted	$(7,004,795)	$(14,061,595)

Net Loss Per Common Share, basic and diluted	(0.01)	(0.022)

Weighted Average of Common Shares Outstanding	680,961,142	650,715,901

Comprehensive Income (Loss):
Net Income (Loss)	$(6,953,532)	$(14,010,332)
Foreign currency translation adjustment	(1,709)	273,603
OCI gains on deconsolidation of subsidiary	111,056	-
Total Comprehensive Income (Loss)	$(6,844,185)	$(13,736,729)

The accompanying notes are an integral part of the financial statements

Kiwibox.Com, Inc. and Subsidiary

Statement of Stockholders’ Equity (Deficit)

Year Ended December 31, 2012

	Convertible Preferred		Cumulative Preferred				Additional		Accumulated Other
	Shares		Shares		Common Stock		Paid in	Accumulated	Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)

Balances, January 1, 2012	85,890	$86	1	$-	586,168,060	58,618	49,700,653	(57,588,185)	(382,950)	(8,211,778)

Shares issued upon conversions of debt	-	-	-		92,000,000	9,200	1,400,370			1,409,570

Recognition of capital from conversion of derivative liabilities	-	-	-	-	-	-	1,529,883	-		1,529,883

Partial settlements of obligation to be settled in stock	-	-	-	-	1,225,000	119	27,279	-		27,398

Dividends on conv. preferred stock	-	-	-	-	-	-	-	(51,263)		(51,263)

Net loss, year ended December 31, 2012								(14,010,332)		(14,010,332)

Other comprehensive income:

Foreign currency translation loss	-	-	-	-	-	-	-	-	273,603	273,603

Balances, December 31, 2012	85,890	$86	1	$-	679,393,060	$67,937	$52,658,185	$(71,649,780)	$(109,347)	(19,032,919)

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc. and Subsidiary

Statement of Stockholders’ Equity (Deficit)

Year Ended December 31, 2013

	Convertible Preferred		Cumulative Preferred				Additional		Accumulated Other
	Shares		Shares		Common Stock		Paid in	Accumulated	Comprehensive	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity (Deficit)
Balances, January 1, 2013	85,890	$86	1	$-	679,393,060	67,937	52,658,185	(71,649,780)	(109,347)	(19,032,919)

Shares issued for services	-	-	-		1,550,000	155	7,595			7,750

Settlements of obligations to be settled in stock	-	-	-	-	2,750,000	275	60,325	-		60,600

Dividends on conv. preferred stock	-	-	-	-	-	-	-	(51,263)		(51,263)

Net loss, year ended December 31, 2013								(6,953,532)		(6,953,532)

Other comprehensive income:

Foreign currency translation gain	-	-	-	-	-	-	-	-	(1,709)	(1,709)
OCI gains on deconsolidation									111,056	111,056

Balances, December 31, 2013	85,890	$86	1	$-	683,693,060	$68,367	$52,726,105	$(78,654,575)	$-	(25,860,017)

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc. and Subsidiary

Statements of Cash Flows

	Year Ended December 31,
	2013	2012
Cash Flows From Operating Activities
Net Loss	$(6,953,532)	$(14,010,332)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and amortization	138,094	305,478
Securities issued for services	7,750	9,300
Intrinsic value of beneficial conversion feature	2,307,402	7,663,873
Change in fair value – conversion features	(4,036,848)	2,895,203
Impairment of goodwill	6,138,210	-
Bad debt expense	8,257	-
Loss on deconsolidation of subsidiary	253,557	-
Loss on extinguishment of debt	29,310	-
Change in deferred taxes	-	1,052,454
Foreign transaction (gain) loss	-	(50,052)
Changes in operating assets and liabilities:

Accounts receivable	27,058	153,051

Income taxes receivable	-	90,138

Other receivables	(2,779)	88,974

Prepaid expenses	(27,913)	(86,769)

Bank overdraft	(176,103)	176,103
Obligations to be settled in stock	19,920	52,980

Accounts payable	55,387	1,413

Accrued expenses	1,032,298	688,868

Net Cash Used by Operating Activities	(1,179,932)	(969,318)

Cash Flows From Investing Activities
Proceeds from sale of assets	-	666
Cash outlay – website development costs	-	(65,834)
Advances and deposits with affiliate	(767,265)	-
Cash abandoned upon deconsolidation of subsidiary	(81,001)	-
Cash refund (outlay) – other assets	899	(398)
Purchases of property and equipment	(3,644)	(3,165)
Net Cash Used by Investing Activities	(851,011)	(68,731)

Cash Flows From Financing Activities
Proceeds from loans payable	919,643	-
Proceeds from convertible notes payable	1,145,000	1,055,000
Repayments on convertible notes payable	(90,000)	-
Net proceeds from (repayments to) related parties	2,902	(154,440)
Net Cash Provided by Financing Activities	1,977,545	900,560

Net Increase (Decrease) in Cash	(53,398)	(137,490)
Effect of exchange rates on cash	306	(1,372))
Cash at beginning of period	56,751	195,613

Cash at end of period	$3,659	56,751

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$37,780	$16,637

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc. and Subsidiary

Statements of Cash Flows

Year Ended December 31, 2013

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Year Ended December 31, 2013

Settlement of obligations with common stock	$60,600

Year to date dividend accruals	$51,263

Settlement of bank debt with short term loan	$115,344

Year Ended December 31, 2012

Settlement of obligations with common stock	$31,597

Acquisition of subsidiary via acquisition indebtedness and affiliate debentures	$5,170,318

Conversion of debt	$1,490,570

Year to date dividend accruals	$51,263

Reduction of derivatives from conversion of debt	$1,516,384

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On September 30, 2011, Kiwibox.com acquired the German based social network Kwick!! Community GmbH & Co. KG, a wholly-owned subsidiary.

On September 24, 2013, Kwick Community GmbH & Co. KG signed an equity purchase agreement to acquire Interscholtz Internet Services GmbH and Co KG, a German limited liability company, and all the equity of its general partner, Interscholtz Beteiligungs GmbH. As of the balance sheet date, and pursuant to the terms of the contract, since full payment was not made for the purchase price of Interscholz Internet Services GmbH & Co KG, ownership does not transfer to Kwick Community GmbH & Co KG. Full payment must be made for ownership to transfer to Kwick. As of December 31, 2013 only $515,037 of the total purchase price of $1,352,000 was made. On December 9,2013 the acquisition of Intersholz Internet Services GmbH and Co KG by Kwick was rescinded due to non compliance with the terms of the addendum to the contract, calling for the full purchase price to have been paid.. However, Kwick did acquire all the equity of the general partner, Interscholz Beteiligungs GmbH, as full payment was not a requirement for transfer of ownership of that entity.

On December 10, 2013, the Company signed an Equity Purchase Agreement with Marcus Winkler to sell to him eighty (80%) percent of the equity of its German subsidiary, KWICK! Community GmbH & Co. KG, a German limited liability company, and Kwick! Beteiligungs GmbH, its general partner (collectively, “Kwick”).

Cash and Cash Equivalents

The Company accounts for cash and other highly liquid investments with original maturities of three months or less as cash and cash equivalents.

Principles of Consolidation

The consolidated financial statements for the year ended December 31, 2013 include the accounts of Kiwibox.com, Inc. and the activities of its former subsidiary, KWICK! Community GmbH & Co. KG (“Kwick”) through December 18, 2013 (the date of deconsolidation of the subsidiary). Any significant inter-company balances and transactions were eliminated prior to deconsolidation.

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Goodwill and Intangible Assets

In 2012, the Company adopted the provisions of ASU 2011-08, Intangibles-Goodwill or Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 provides an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. Under the amendments in ASU 2011-08, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. The Company has assessed the qualitative factors in all periods since adoption (see Note 22).

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill or Other (Topic 350): Testing Indefinite-Living Tangible Assets for Impairment. ASU 2012-02 simplifies the guidance for testing the decline in the realizable value (impairment) of indefinite-lived intangible assets other than goodwill by allowing an organization the option to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An organization electing to perform a qualitative assessment is no longer required to calculate the fair value of an indefinite-lived intangible asset unless the organization determines, based on a qualitative assessment, that it is "more likely than not" that the asset is impaired. The amendments in this Update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of ASU 2012-02 did not have a material impact on our results of operations or our financial position.

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

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Foreign Currency Translation

Assets and liabilities of foreign operations are translated into U.S. dollars at the rates of exchange in effect at the balance sheet date. Income and expense items are translated at the weighted average exchange rates prevailing during each period presented. Gains and losses resulting from foreign currency transactions are included in the results of operations. Gains and losses resulting from translation of financial statements of our foreign subsidiary operating in a non-hyperinflationary economy are recorded as a component of accumulated other comprehensive loss until either sale or upon complete or substantially complete liquidation by the Company of its investment in the foreign entity. The accumulated gain or (loss) on foreign currency translation adjustment was eliminated on December 18, 2013 due to the deconsolidation of the Company’s foreign subsidiary.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $82,727 and $82,573 for the years ended December 31, 2013 and 2012, respectively. Revenue and expense from advertising barter transactions was $41,876 for the twelve months ended December 31, 2013.

Evaluation of Long Lived Assets

Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company accounted for certain convertible debentures modified in the years ended December 31, 2013 and 2012 as derivative liabilities required to be bifurcated from the host contract in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares (see Note 13).

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

A total of $0 and $60,321 was capitalized for web-site development work during the years ended December 31, 2013 and 2012, respectively.

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

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 104,903,240 common shares at December 31, 2013, comprised of 26,500,000 shares issuable upon exercise of stock purchase warrants, 4,900,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 72,773,703 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest, is presently convertible at the option of four holders at a conversion price of 50% of the ten day trailing market price. The total principal due under these notes of $9,918,699 would yield in excess of 3.5 billion shares if fully converted, however, the respective notes, all of which were issued to these four investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the quarter, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

Revenue Recognition

The Company’s revenue is derived from advertising on the Kiwibox.Com or Kwick websites. Most contracts require the Company to deliver the customer impressions, click-throughs or new customers, or some combination thereof. Accordingly, advertising revenue is estimated and recognized for the period in which customer impressions, click through or new customers are delivered. Licensing or hosting revenue consists of an annual contract with clients to provide web-site hosting and assistance.

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

The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. Our revenues during the foreseeable future are insufficient to finance our business and we are entirely dependent on the willingness of existing investors to continue supporting the Company with working capital loans and equity investments, and our ability to find new investors should the financial support from existing investors prove to be insufficient. If we were unable to obtain a steady flow of new debt or equity-based working capital we would be forced to cease operations. In their report for the fiscal year ended December 31, 2013, our auditors have expressed an opinion that, as a result of the losses incurred, there is substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management’s plans are to continue seeking equity and debt capital until cash flow from operations cover funding needs.

3.	CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in these accounts may, at times, exceed the federally insured limits. At December 31, 2013, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4.	PREPAID EXPENSES

Prepaid expenses consist of the following at:	December 31, 2013	December 31, 2012
Rent	$-	$11,427
Promotional supplies inventory	-	6,866
Business insurance	10,620	5,250
Consulting	110,000	100,000
Other	548	5,467
	121,168	129,010

5.	PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:	December 31, 2013	December 31, 2012
Furniture	$14,322	$14,322
Leasehold Improvements	24,130	24,130
Computer Equipment	-	620,842
Office Equipment	73,138	73,138
	111,590	742,432
Less accumulated depreciation	105,795	621,876
Total	$5,795	$120,556

Depreciation expense charged to operations was $65,567 and $166,274 for the years ended December 31, 2013 and 2012, respectively.

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

6.	INTANGIBLE ASSETS

Intangible assets consisted of software for website development costs is as follows:

	December 31, 2013	December 31, 2012
Website development costs	$254,264	$392,660
Less accumulated amortization	251,688	284,121
Total	$2,576	$108,539

Amortization expense for the years ended December 31, 2013 and 2012 was $64,194 and $96,993, respectively. Additional amortization over the next 2 years is estimated to be as follows:

Amortization expense

December 31, 2014	$2,576

7.	INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

On December 10, 2013, the company signed an equity purchase agreement with Marcus Winkler to sell to him eighty (80%) percent of the equity of its German subsidiary, Kwick. Pursuant to the terms of the agreement, the purchaser paid 36,000 Euros as the purchase price and the company was required to obtain shareholder approval of the sale as required under applicable Delaware Law. The majority shareholder approval was obtained on December 18, 2013. In addition, the Company and Mr. Winkler signed a Lock-Up and Standstill Agreement pursuant to the general terms of which the Company agreed not to participate in the management, operations or finances of Kwick, which shall be exclusively managed and under control of the purchaser. Accordingly, the Company’s minority ownership position shall be subject, in all respects, to the exclusive control of the purchaser. Mr, Winkler also has investment and voting control over Kreuzfeld Ltd., a major creditor of the company, which holds a Class AA convertible promissory note with an outstanding balance (including accrued interest) of $4,267,834 as of December 31, 2013.

Due to the significant reduction in the Company’s percentage of controlling interest in Kwick (down to 20%), coupled with the contract restrictions over voting rights and management of the operations of Kwick subsequent to December 18, 2013, the Company recognized the deconsolidation of Kwick as of that date, resulting in a loss on deconsolidation of $253,557, and now carries the investment in Kwick under the cost method of accounting. Due to the significant reductions in fair value of this reporting unit that are considered other than temporary, and impairment of the related goodwill, the carrying value of this cost method investment was zero at December 31, 2013.

8.	ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	December 31, 2013	December 31, 2012

Accrued interest	$2,158,274	$1,203,923
Accrued payroll, payroll taxes and commissions	18,585	51,944
Accrued professional fees	116,900	150,598
Accrued rent / deferred rental obligation	11,789	12,158
Miscellaneous accruals	20,735	23,554
Total	$2,326,283	$1,442,177

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

9.	OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at

	December 31,	December 31,
	2013	2012
Obligation for warrants granted for compensation	$100,000	$100,000

600,000 common shares issuable to a consultant who was a director of the company, for services rendered.	36,000	36,000

0 (2013) and 500,000 (2012) common shares, and 2,900,000 (2013) and 2,900,000 (2012) stock options issuable to two officers of the Company pursuant to their respective employment Agreements	56,858	69,608

5,400,000 (2013) and 4,200,000 (2012) stock options issuable to one director who also serves as the Company’s general counsel	56,430	44,550

1,000,000 warrants granted on the Pixunity.de asset Purchase	10,000	10,000

1,050,000 shares issuable under stock grants	-	10,500

	$259,288	$270,658

10.	LOANS PAYABLE

The Company (Formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at December 31, 2010 and 2009:

On December 4, 1996, The company (Formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000

Total	$75,000

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

11.	NOTES PAYABLE

	December 31,	December 31,
	2013	2012
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000

In January 2008 a shareholder loaned the Company $40,000 pursuant to which the Company issued a demand note bearing interest at the rate of 5% per year.	-0-	40,000

From September 2008 through December 2013 five creditors loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 and April 2011 and August 2012 (see Note 13).	9,918,699	8,773,699

During March 2012,an individual loaned the Company funds under the terms of a convertible promissory note at interest of 5% per year (see Note 13)	-0-	50,000

Less: debt discount on above note	-0-	(8,333)

In January 2011 and again in February 2011, a shareholder loaned the Company $50,000 under a demand note at 10%. In 2010, this shareholder loaned the Company $240,000 under a demand note at 10%.	340,000	340,000

Total	$10,283,699	$9,220,366

12.	LONG-TERM DEBT

Long-term debt as of December 31, 2012 and 2011 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	$33,529
Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$-

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

13.	DERIVATIVE CONVERSION FEATURES

On July 27, 2010, the Company issued two Class A Senior Convertible Revolving Promissory Notes (“Class A Notes”), one to Cambridge Services, Inc., in the principal amount of $683,996, consolidating the series of loans (and related accrued interest) made to the Company since June 26, 2009, and one to Discover Advisory Company, in the principal amount of $1,160,984, consolidating the series of loans (and related accrued interest) made to the Company since September 19, 2008 and including advances through September 30, 2010. Each of these promissory notes are due on demand, accrue interest at the rate of 10%, per annum, are convertible (including accrued interest) at the option of each lender into Common Stock of the Company at 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001 (the "Conversion Price"). Both promissory notes contain conversion caps, limiting conversions under these notes to a maximum beneficial ownership position of Company common stock to 9.99% for each lender. Each of these notes contains Company covenants, requiring the lenders’ prior written consent in order for the Company to merge, issue any common or preferred stock or any convertible debt instruments, declare a stock split or dividends, increase any compensation to its officers or directors by more than five (5%) during any calendar year. During the year ended December 31, 2013, there were no notes converted. During 2012, to settle the obligation for indebtedness from the acquisition of Kwick!, Cambridge Services, Inc., Discovery Advisory Services, Kreuzfeld, Ltd and VGZ advanced $298,913, $2,436,588, $2,069,479 and $365,388, respectively.

The Company renegotiated certain outstanding promissory notes with its four major creditors, Discover Advisory Company of the Bahamas (“DAC”), Kreuzfeld Ltd. of Switzerland (“Kreuzfeld”), Cambridge Services, Inc. of Panama (“CSI”) and Vermoegensverwaltungs-Gesellschaft Zurich LTD of Switzerland (“VGZ”). As of August 1, 2012, the Company authorized the issue of a new series of corporate notes, the Class AA Senior Secured Convertible Revolving Promissory Notes, dated as of August 1, 2012 (the New Note(s)”) and issued New Notes: (1) to DAC, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated July 27, 2010, in the original principal amount of $1,080,984, now cancelled, which has an outstanding balance due (including accrued interest) of $3,952,008 as of December 31, 2013; (2) to Kreuzfeld, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 16, 2011, in the original principal amount of $2,000,000, now cancelled, which has an outstanding balance due (including accrued interest) of $4,267,834 as of December 31, 2013; (3) to CSI, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated August 1, 2011, in the original principal amount of $1,303,996, now cancelled, with an outstanding balance due (including accrued interest) of $2,729,435 as of December 31, 2013, and; (4) to VGZ, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 30, 2010, in the original principal amount of $2,000,000, now cancelled, with an outstanding balance due (including accrued interest) of $955,159 as of December 31, 2013. All of the New Notes accrue interest at the rate of 10%, are convertible into common shares at the conversion rate equal to 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001, and are due on demand.. Pursuant to an Equity and Stock Pledge Agreement, also negotiated and executed as of August 1, 2012, the repayment of the outstanding indebtedness of the New Notes is secured by all of the limited partnership interests of the Company’s partly-owned (now deconsolidated) German subsidiary, KWICK! Community GmbH & Co. KG, a private German limited partnership (“KG”), and all of its shares of the sole general partner of KG, KWICK! Community Beteiligungs GmbH.

On February 28, 2012 the Company signed a convertible note with Michael Pisani. This is a 1 year note that is convertible at $0.025 per share in the amount of $50,000. In the event that any portion of any outstanding Company promissory note, preferred share, warrant or stock option held of record by a non-affiliate of the Company is converted, exercised or exchanged for common shares of the Company at a conversion price or conversion rate less than $0.025 per one (1) common share anytime any part of the outstanding principal amount of this note is outstanding, the conversion rate of this note shall automatically be adjusted to such lower conversion rate. The Company evaluated this conversion contingency under the guidance at ASC 815-40-15 and determined that this conversion feature should be bifurcated from the host contract and measures at fair value. The Company valued this conversion feature utilizing a Black-Scholes valuation model and a probability analysis with regard to the reset provision of the conversion price. The Company determined the initial value to be $55,241, with $50,000 recorded as a debt discount and the remainder as interest expense-derivative conversion features. The discount is being amortized over the life of the note. A total of $8,333 in amortization expense was recorded during the twelve months ended December 31, 2013. As of December 31, 2013 this debt plus accrued interest was paid in full.

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

13.	DERIVATIVE CONVERSION FEATURES (continued)

The Company accounted for the conversion features underlying these convertible debentures in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of these debentures under these terms at the relevant commitment dates to be $2,307,402 utilizing a Black-Scholes valuation model, with $50,000 recorded as a debt discount as indicated above. The fair value of the derivative conversion features was determined to be $12,068,233 at December 31, 2013. The change in fair value of the liability for the conversion feature resulted in income of $4,036,848 for the year ended December 31, 2013, which is included in Other Income (Expense) in the accompanying financial statements.

14.	COMMITMENTS AND CONTINGENCIES

We maintain offices for our operations at 330 W. 42th Street, New York, New York 10036, for approximately 990 square feet. This lease requires initial minimum monthly rentals of $3,833 plus tenants’ share of utility/cam/property tax charges which average approximately $291 per month. During 2013 the Company successfully negotiated a 5 year lease, with future minimum rentals as follows:

2014	$46,460
2015	47,854
2016	49,289

2017	50,768
2018	47,847

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

Kwick! has operating leases related to office space in Weinstadt, Germany along with vehicle leases. The office lease is renewable quarterly at a rate of $2,000 per month plus utilities. Kwick also has a vehicle lease which will be terminated January 31, 2014 at a rate of $1,077 per month. Kwick has a sublease arrangement with Jaumo GmBh a related party (see Note 15). Kwick’s operating leases relate to leases of land and vehicles with lease terms of between 3 and 5 years. All operating lease contracts over 5 years contain clauses for yearly market rental reviews. The Company does not have an option to purchase the leased office at the expiration of the lease period.

Our total rent expenses were $113,364 and $138,821 during the year ended December 31, 2013 and 2012, respectively.

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

14.	COMMITMENTS AND CONTINGENCIES (continued)

During the third quarter of 2010 the Chief Technology Officer took over the position of Chief Executive Officer with no changes to the above terms, running through July 30, 2011. On October 6, 2010, the terms of the consulting agreement were modified. The new terms called for a reduced monthly consulting fee of $16,667, and for $100,000 to be prepaid on January 1, 2011 thru June 30, 2011. During the fourth quarter of 2011 this agreement was extended through December 31, 2012. During the fourth quarter of 2012 this agreement was again extended through December 31, 2013 with the same prepayment provision. During the fourth quarter of 2013 the terms of this agreement were modified. The new terms called for an increased monthly consulting fee to $18,333 effective January 1, 2014 through December 31, 2014. There were no changes to the stock compensation portion of any earlier agreement.

In the year ended December 31, 2013 and December 31, 2012 this officer was granted 1,200,000 shares.

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

The following table reconciles, for the years ended December 31, 2012 and 2013, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Conversion Liability at January 1, 2012	$4,704,987
Value of beneficial conversion features of new debentures	7,713,872
Change in value of beneficial conversion features during period	2,895,203
Reductions in fair value due to principal conversions	(1,516,383)
Conversion Liability at December 31,2012	13,797,679

Value of beneficial conversion features of new debentures	2,307,402
Change in value of beneficial conversion features during period	(4,036,848)
Conversion Liability at December 31, 2013	$12,068,233

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the recognition of the conversion liability.

16.	PREFERRED STOCK

Preferred stock is non-voting, $.001 par value per share with 3,000,000 shares authorized.

Cumulative Preferred Stock has 2,500 shares designated of which 1 share is issued and outstanding. The total Cumulative Preferred Stock at December 31, 2006 is $0 with a liquidation price of $100,000. As of December 31, 2013, there was $9,000 of cumulative preferred dividends in arrears representing $9,000 per cumulative preferred share.

Series A of the Senior Convertible Preferred Stock series which was issued in 2000 has 300,000 shares designated, 22,000 shares issued and outstanding. The total outstanding Series A Senior Convertible Preferred Stock at December 31, 2013 is $22 with a liquidation price of $120,000. The following is a description of the Series A convertible preferred stock:

(1)	The holders of said shares of Series A Senior Preferred shall be entitled to receive cumulative dividends at the rate of seven percent (7%) per annum during the first annual period after issuance, increasing by increments of one half of one percent for every year thereafter until the rate reaches ten percent (10%) per annum at which time it will remain at 10% payable semi-annually when declared by the Board of Directors, before any dividend shall be declared, set apart for, or paid upon the Common Stock of the Company. The Dividend Rate shall accrue on the Liquidation Price of each share of the Series A Senior Preferred. The dividends on the Series A Senior Preferred, payable in cash, shall be cumulative, so that if the Company fails in any fiscal year to pay such dividends on all the issued and outstanding Series A Senior Preferred, such deficiency in the dividends shall be fully paid, but without interest, before any dividends shall be paid on or set apart for the Cumulative Preferred Stock or the Common Stock.

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

16.	PREFERRED STOCK (continued)

(2)	The Series A Senior Preferred shall with respect to dividend rights and liquidation rights rank prior to all classes and series of Common Stock and the Cumulative Preferred Stock, and on a par with the Series B, C and D Senior Convertible Preferred Stock.

(3)	In the event of any liquidation, of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Series A Senior Preferred shall be entitled to receive, out of the remaining net assets of the Company, the amount of Five ($5.00) dollars for each share of Series A Senior Preferred (the "Liquidation Price") held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, plus the amount of all dividends in arrears on each such share up to the date fixed for distribution, provided, however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series B and C Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the Company. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B, C and D Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

(4)	The Company shall have the right to redeem pro rata any or all of its Series A Senior Preferred issued and outstanding at any time, with the Board of Directors of the Company in its sole discretion deciding how many shares to redeem, provided, however, that any such shares called for redemption have been issued and outstanding for a minimum of three (3) years at the time of notice of redemption to the holders of such shares, by paying to the holders thereof the Liquidation Price for each share of Series A Senior Preferred held by such holder plus a "call premium" of 15% of the Liquidation Price, together with the amount of any accrued and unpaid dividends as may have accumulated thereon at the time of redemption (the "Redemption Price").

(5)	Each share of Series A Senior Preferred shall be convertible at any time prior to the Redemption Date, at the holder’s option, into such number (the "Conversion Ratio") of shares of the Common Stock of the Company as arrived at by dividing the Liquidation Price by one hundred fifty (150) percent of the market price of the Common Stock of the Corporation ("Market Price") on the earlier of the dates such share of Series A Senior Preferred is subscribed for or issued (the "Effective Date").

As of December 31, 2013 there were $143,664 Series A Senior Convertible Preferred share dividends accrued and unpaid representing $6.53 per share.

Series B of the Senior Convertible Preferred Stock series which was issued in 2000 has 350,000 shares designated, no shares issued and outstanding. The total outstanding Series B Senior Convertible Preferred Stock at December 31, 2013 is $0. The following is a description of the Series B Senior Convertible Stock:

(1)	The holders of said shares of Series B Senior Preferred shall be entitled to receive cumulative dividends thereon at the rate of seven percent (7%) per annum, payable semi-annually when declared by the Board of Directors, before any dividend shall be declared, set apart for, or paid upon the Common Stock of the Company. The Dividend Rate shall accrue on the Liquidation Price of each share of the Series B Senior Preferred. The dividends on the Series B Senior Preferred, payable in cash, shall be cumulative, so that if the Company fails in any fiscal year to pay such dividends on all the issued and outstanding Series B Senior Preferred, such deficiency in the dividends shall be fully paid, but without interest, before any dividends shall be paid on or set apart for the Cumulative Preferred Stock or the Common Stock.

(2)	The Series B Senior Preferred shall, with respect to dividend rights and liquidation rights, rank prior to all classes and series of Common Stock and the Cumulative Preferred Stock, and on a par with the Series A, C and D Senior Convertible Preferred Stock.

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

16.	PREFERRED STOCK - (Continued)

(3)	In the event of any liquidation of the Company, whether voluntary or otherwise, after payment or providing for payment of the debts and other liabilities of the Company, the holders of the Series B Senior Preferred shall be entitled to receive, out of the remaining net assets of the Company, the amount of nine ($9.00) dollars for each share of Series B Senior Preferred (the "Liquidation Price") held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, plus the amount of all dividends in arrears on each such share up to the date fixed for distribution, provided however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series A and C Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the Company. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B, C and D Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

(4)	The Company shall have the right to redeem pro rata any or all of its Series B Senior Preferred issued and outstanding at any time, with the Board of Directors of the Company in its sole discretion deciding how many shares to redeem, provided, however, that any such shares called for redemption have been issued and outstanding for a minimum of three (3) years at the time of notice of redemption of the holders of such shares, by paying to the holders thereof the Liquidation Price for each share of Series B Senior Preferred held by such holder plus a "call premium" of 10% of the Liquidation Price, together with the amount of any accrued and unpaid dividends as may have accumulated thereon at the time of redemption (the "Redemption Price").

(5)	Each share of Series B Senior Preferred shall be convertible at any time prior to the Redemption Date, at the holder’s option, into shares of Common Stock of the Company on the basis of ten (10) shares of Common Stock for 1 share of Series B Senior Preferred.

As of December 31, 2013 there were no Series B Senior Convertible Preferred share dividends accrued and unpaid.

Series C of the Senior Convertible Preferred Stock series which was issued in 2000 has 120,000 shares designated. There were no shares of Series C Senior Convertible Preferred Stock outstanding at December 31, 2013. The following is a description of the Series C Senior Convertible Stock:

(1)	The holders of said shares of Series C Senior Preferred shall be entitled to receive cumulative dividends thereon at the rate of seven percent (7%) per annum, payable monthly, before any dividend shall be declared, set apart for, or paid upon the Common Stock of the Company. The Dividend Rate shall accrue on the Liquidation Price (as hereinafter defined) of each share of the Series C Senior Preferred. The dividends on the Series C Senior Preferred, payable in cash, shall be cumulative, so that if the Company fails in any fiscal year to pay such dividends on all the issued and outstanding Series C Senior Preferred, such deficiency in the dividends shall be fully paid, but without interest, before any dividends shall be paid on or set apart for the Cumulative Preferred Stock or the Common Stock.

(2)	The Series C Senior Preferred shall with respect to dividend rights and liquidation rights rank prior to all classes and series of Common Stock and the Cumulative Preferred Stock, and on a par with the Series A, B and D Senior Convertible Preferred Stock.

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

16.	PREFERRED STOCK - (Continued)

(3)	In the event of any liquidation of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Series C Senior Preferred shall be entitled to receive, out of the remaining net assets of the Company, the amount of nine ($9.00) dollars for each share of Series C Senior Preferred (the "Liquidation Price") held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, plus the amount of all dividends in arrears on each such share up to the date fixed for distribution, provided, however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series A and B Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the Company. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B, C and D Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

(4)	The Company shall have the right to redeem pro rata any or all of its Series C Senior Preferred issued and outstanding at any time, with the Board of Directors of the Company in its sole discretion deciding how many shares to redeem, provided, however, that any such shares called for redemption have been issued and outstanding for a minimum of three (3) years at the time of notice of redemption to the holders of such shares, by paying to the holders thereof the Liquidation Price for each share of Series C Senior Preferred held by such holder plus a "call premium" of 10% of the Liquidation Price together with the amount of any accrued and unpaid dividends as may have accumulated thereon at the time of redemption (the "Redemption Price").

(5)	Each share of Series C Senior Preferred shall be convertible at any time prior to the Redemption Date, at the holder’s option, into shares of Common Stock of the Company on the basis of ten (10) shares of Common Stock for 1 share of Series C Senior Preferred.

As of December 31, 2013 there were no Series C Senior Convertible Preferred share dividends accrued and unpaid.

Series D of the Senior Convertible Preferred Stock series which was issued in 2000 has 500,000 shares designated, 63,890 shares issued and outstanding. The total outstanding Series D Senior Convertible Preferred Stock at December 31, 2013 is $64 with a liquidation price of $575,010. The following is a description of the Series D Senior Convertible Stock:

(1)	The holders of said shares of Series D Senior Preferred shall be entitled to receive cumulative dividends thereon at the rate of seven percent (7%) per annum, payable semi-annually when declared by the Board of Directors before any dividend shall be declared, set apart for, or paid upon the Common Stock of the Company. The Dividend Rate shall accrue on the Stated Value (the "Stated Value"), which Stated Value shall be noted on the certificate issued to the holder, of each share of the Series D Senior Preferred. The dividends on the Series D Senior Preferred, payable in cash, shall be cumulative, so that if the Company fails in any fiscal year to pay such dividends on all the issued and outstanding Series D Senior Preferred, such deficiency in the dividends shall be fully paid, but without interest, before any dividends shall be paid on or set apart for the Cumulative Preferred Stock or the Common Stock.

(2)	The Series D Senior Preferred shall with respect to dividend rights and liquidation rights rank prior to all classes and series of Common Stock and the Cumulative Preferred Stock, and on a par with the Series A, B and C Senior Convertible Preferred Stock.

(3)	In the event of any liquidation of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Series D Senior Preferred shall be entitled to receive, out of the remaining net assets of the Company, an amount equal to the Stated Value of each share of Series D Senior Preferred held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, plus the amount of all dividends in arrears on each such share up to the date fixed for distribution, provided, however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series A, B and C Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the Company. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B, C and D Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

16.	PREFERRED STOCK - (Continued)

(4)	The Company shall have the right to redeem pro rata any or all of its Series D Senior Preferred issued and outstanding at anytime, with the Board of Directors of the Company in its sole discretion deciding how many shares to redeem, provided, however, that any such shares called for redemption have been outstanding for a minimum of three (3) years at the time of notice of redemption to the holders of such shares, by paying to the holders thereof the Stated Value for each share of Series D Senior Preferred held by such holder plus a "call premium" of 10% of the Stated Value, together with the amount of any accrued and unpaid dividends as may have accumulated thereon at the time of redemption (the "Redemption Price").

(5)	Each share of Series D Senior Preferred shall be convertible at any time prior to the Redemption Date, at the holder’s option, into shares of Common Stock of the corporation on the basis of ten (10) shares of Common Stock for 1 share of Series D Senior Preferred.

As of December 31, 2013 there were $531,728 Series D Senior Convertible Preferred share dividends accrued and unpaid representing $8.32 per share.

Series E of the Senior Convertible Preferred Stock series which was issued in 2005 has 500,000 shares designated, with no shares issued and outstanding.

(1)	The holders of said shares of Series E Senior Preferred shall be entitled to receive cumulative dividends at the rate of six percent (6%) per annum, payable at the time said shares are converted into shares of common stock of the Company and when declared by the board of Directors, before any dividend shall be declared, set apart for, or paid upon the Common Stock and any other Preferred Stock of the Company. The Dividend Rate shall accrue on the Stated Value, which Stated Value shall be noted on the certificate issued to the holder of each share of the Series E Senior Preferred. The dividends on the Series E Senior Preferred, payable in cash, shall be cumulative, so that if the company fails in any fiscal year to pay such dividends on all the issued and outstanding Series E Senior Preferred, such deficiency in the dividends shall be fully paid, but without interest, before any dividends shall be paid on or set apart for any other class of Preferred Stock or the Common Stock. The holders of the currently outstanding shares of Series E Senior Convertible Stock have waived their right for dividends, consequently, no dividends have been accrued on this stock.

(2)	The Series E Senior Preferred shall with respect to dividend rights rank prior to all classes and series of Common Stock, Cumulative Preferred Stock, and the Series A, B, C, and D Senior Convertible Preferred Stock and, with respect to liquidation rights rank prior to all classes and series of Common Stock, the Cumulative Preferred Stock, and be on a par with the Series A, B, C and D Senior Convertible Preferred Stock.

(3)	In the event of any liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Series E Senior Preferred shall be entitled to receive, out of the remaining net assets of the Company, an amount equal to the Stated Value of each share of Series E Senior Preferred held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, plus the amount of all dividends in arrears on each such share up to the date fixed for distribution, provided, however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series A, B, C and D Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the Company. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B, C, D and E Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

16.	PREFERRED STOCK - (Continued)

(4)	The holders of said shares of Series E Senior Preferred shall not be entitled to any voting rights.

(5)	Shares of Series E Senior Preferred which have been issued and reacquired in any manner, including shares purchased or converted into Common Stock exchanged or redeemed, shall be canceled on the books of the Company and shall not be considered outstanding for any purpose.

(6)	During such time as there exist unpaid cumulative dividends due on the Series E Senior Preferred, no reclassification of the shares of the Company or capital reorganization of the Company in any manner provided by law shall be valid unless (a) the holders of a majority of all the Series E Senior Preferred approve, and (b) provision is made for the payment of the aggregate unpaid cumulative dividends then in arrears.

(7)	Each share of Series E Senior Preferred shall automatically convert, on the date six months after the date of issuance (the “Conversion Date”) which Conversion Date shall be noted on the certificate issued to the holder of each share of the Series E Senior Preferred, into shares of Common Stock of the Company on the basis of one hundred (100) shares of Common Stock for 1 share of Series E Senior Preferred. The holder of any shares of Series E Senior Preferred shall surrender, as soon as practicable on or after the Conversion Date, at the principal office of the Company or at such other office or agency maintained by the Company for that purpose, the certificate or certificates representing the shares of Series E Senior Preferred due for conversion. As promptly as practicable, and in any event within ten business days after surrender of such certificates, the Company shall deliver or cause to be delivered certificates representing the number of validly issued, fully paid and non-assessable shares of Common Stock of the Company to which such holder of Series E Senior Preferred so converted shall be entitled. Such conversion shall be deemed to have been made at the close of business on the Conversion Date, so that the rights of the holders of the Series E Senior Preferred shall thereafter cease except for the right to receive Common Stock of the Company in accordance herewith, and such converting holder of Series E Senior Preferred shall be treated for all purposes as having become the record holder of such Common Stock of the Company at such time.

(8)	In the event that, prior to the conversion of the Series E Senior Preferred Stock by the holder thereof into Common Stock of the company, there shall occur any change in the outstanding shares of Common Stock of the Company by reason of the declaration of stock dividends, or through a re-capitalization resulting from stock splits or combinations, without the receipt by the Company of fair consideration therefore in the form of cash, services or property, the conversion ratio of the Series E Senior Preferred Stock into Common Stock of the Company shall be adjusted such that any holder of Series E Senior Preferred Stock converting such stock into Common Stock subsequent to such change in the outstanding shares of Common Stock of the Company be entitled to receive, upon such conversion, a number of shares of Common Stock of the Company representing the same percentage of common shares outstanding as presented by the shares that he would have received had he converted his Series E Senior Preferred Stock to Common Stock prior to such change in the outstanding shares of Common Stock of the Company.

As of December 31, 2013 there were no Series E Senior Convertible Preferred share dividends accrued.

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

16.	PREFERRED STOCK - (Continued)

Series G of the Senior Convertible Preferred Stock series which was issued in 2007 has 43,610 shares designated. All such shares were issued and outstanding at December 31, 2008. In February 2009, these shares automatically converted into 17,857,142 common shares, leaving no Series G preferred shares outstanding at December 31, 2013.

(1)	The holders of said shares of Series G Senior Convertible Preferred shall not be entitled to receive dividends.

(2)	The Series G Senior Preferred shall with respect to dividend rights rank junior to all classes and series of Common Stock, Cumulative Preferred Stock, and the Series A, B, C, D, E and F Senior Convertible Preferred Stock and, with respect to liquidation rights rank prior to all classes and series of Common Stock, the Cumulative Preferred Stock, and be on a par with the Series A, B, C, D, E and F Senior Convertible Preferred Stock.

(3)	In the event of any liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Series E Senior Preferred shall be entitled to receive, out of the remaining net assets of the Company, an amount equal to the Stated Value of $11.46526 for each share of Series G Senior Preferred held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, plus the amount of all dividends in arrears on each such share up to the date fixed for distribution, provided, however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series A, B, C, D, E and F Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the Company. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B, C, D, E and F Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

(4)	The holders of said shares of Series G Senior Preferred shall not be entitled to any voting rights.

(5)	Shares of Series G Senior Preferred which have been issued and reacquired in any manner, including shares purchased or converted into Common Stock exchanged or redeemed, shall be canceled on the books of the Company and shall not be considered outstanding for any purpose.

(6)	No cumulative dividends shall be payable on Series G Senior Preferred.

(7)	Upon the second anniversary of the Agreement and Plan of Reorganization, dated February 19, 2007, all the issued and outstanding shares of Series G Senior Preferred automatically converted into shares of common stock based on the “Market Price”, which was determined by dividing the conversion value of $500,000 by the average sales price of a common share for the twenty successive trading days preceding the second anniversary date of the agreement, subject to a minimum of 10 million common shares. The outstanding 43,610 preferred shares converted into 17,857,142 common shares on February 19, 2009: based the average sales price for our common shares during the twenty trading days period immediately preceding February 19, 2009, of $.028. Stock certificates for the new common shares were issued upon surrender of the original preferred stock certificates.

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

16.	PREFERRED STOCK - (Continued)

(8)	In the event that, prior to the conversion of the Series G Senior Preferred Stock by the holder thereof into Common Stock of the company, there shall occur any change in the outstanding shares of Common Stock of the Company by reason of the declaration of stock dividends, or through a re-capitalization resulting from stock splits or combinations, without the receipt by the Company of fair consideration therefore in the form of cash, services or property, the conversion ratio of the Series G Senior Preferred Stock into Common Stock of the Company shall be adjusted such that any holder of Series G Senior Preferred Stock converting such stock into Common Stock subsequent to such change in the outstanding shares of Common Stock of the Company be entitled to receive, upon such conversion, a number of shares of Common Stock of the Company representing the same percentage of common shares outstanding as presented by the shares that he would have received had he converted his Series G Senior Preferred Stock to Common Stock prior to such change in the outstanding shares of Common Stock of the Company.

17.	INCOME TAXES

The income tax provision (benefit) is comprised of the following:

	Year Ended December 31,
	2013	2012
State current provision (benefit)	$7,167	$650
Foreign (German) deferred provision (benefit)	0	1,079,785
	$7,167	$1,080,435

The Company’s total deferred tax asset and valuation allowance are as follows:

	December 31,
	2013	2012
Total deferred tax asset, noncurrent	$15,265,000	$15,300,000
Less valuation allowance	(15,265,000)	(15,300,000)
Net deferred tax asset, noncurrent	$0	$0

The differences between income tax benefits in the financial statements and the tax benefit computed at the combined state and U.S. Federal statutory rate of 40% are as follows:

	Year Ended December 31,
	2013	2012
Tax benefit	40%	40%
Valuation allowance	(40)%	(40)%
Effective tax rate	-	-

At December 31, 2013, the Company has available approximately $37,000,000 of net operating losses to carry-forward and which may be used to reduce future federal taxable income and expire between December 31, 2014 and 2033.

At December 31, 2013, the Company has available approximately $13,500,000f net operating losses to carry-forward and which may be used to reduce future state taxable income which expire between December 31, 2014 and 2020.

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

17.	INCOME TAXES (Continued)

The Company believes that all of its positions taken in tax filings are more likely than not to be sustained upon examination by tax authorities. The Company is subject to examination by the tax authorities for the period January 1, 2010 and forward.

18.	STOCK BASED COMPENSATION

During 2013 and 2012 the Company issued the following securities to officers, directors, and non-employees as part of their compensation.

Andre Scholz (president and Chief Executive Officer): During 2013 and 2012 earned 1,200,000 restricted shares (100,000 per month) valued at $8,040 and $30,600, respectively, based on the commitment date fair value of the shares granted. 1,200,000 and 1,200,000 of these shares were issued in 2013 and 2012, respectively.

Joseph J. Tomasek (Director): In each of the years ended December 31, 2013 and 2012 Mr. Tomasek earned options for 1,200,000 restricted shares, valued at $11,880. In addition, as additional compensation, Mr. Tomasek was granted 500,000 warrants exercisable at $0.025 during 5 years, with a cashless exercise option, such warrants are valued at $5,000 pursuant to the Black-Scholes valuation formula.

At December 1, 2013 the board of directors of the company authorized the issuance of 1,550,000 stock grants of restricted common stock to five individuals (employees and consultants), valued at $0.005 per restricted common share, the public market price of the Company’s common shares traded in the over-the-counter market on the commitment date. The consultants and the respective stock grants to these individuals were as follows:

Andre Scholz:              400,000 restricted common shares

Joseph J. Tomasek:     250,000 restricted common shares

At December 21, 2012 we granted 1,050,000 of restricted common stock to five individuals (employees and consultants) valued at $0.01 per restricted common share, the public market price of the Company’s common shares traded in the over-the-counter market on December 21,2012. These shares were issued during 2013.

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

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

19.	STOCK OPTION PLANS (continued)

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

Qualified and Non-Qualified Shares Under Option Pursuant to the 1997 Plan December 31,
	2013	2012
Outstanding, beginning of year	-	-
Granted during the year	-	-
Expired during the year	-	-
Surrendered during the year	-	-
Outstanding, end of year	-	-
Eligible, end of year for exercise	-	-

At December 31, 2013 and 2012, no options were outstanding.

At December 31, 2013, there were 1,000,000 shares reserved for future option grants.

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

STOCK OPTION PLANS - (Continued)

Qualified and Non-Qualified Shares Under Option Pursuant to the 2000 Plan December 31,
	2013	2012
Outstanding, beginning of year	-	-
Granted during the year	-	-
Exercised during the year	-	-
Surrendered during the year	-	-
Expired during the year	-	-
Outstanding, end of year	-	-
Eligible, end of year for exercise	-	-

At December 31, 2013 and 2012, no options were outstanding.

At December 31, 2013, there were 5,000,000 shares reserved for future option grants.

At December 31, 2013 the company has two stock-based employee compensation plans, which are described more fully above. The company accounts for those plans under the recognition and measurement principles of the Financial Accounting Standards Board Accounting Standards Codification (ASC) 718, Compensation-Stock Compensation. The Company has not granted any options under these plans to employees during 2013 or 2012.

The Company also issues options outside of the Stock Incentive Plans which are comprised as follows:

	December 31,
	2013	2012
Outstanding, beginning of year	8,850,000	8,650,000
Granted during the year	1,200,000	1,200,000
Exercised during the year	-	-
Surrendered or cancelled during the year	-
Expired during the year	(5,150,000)	(1,000,000)
Outstanding, end of year (at prices ranging from $0.05 to $0.10)	4,900,000	8,850,000

Eligible for exercise, end of year (at prices ranging from $0.05 to $0.10)	4,900,000	8,850,000

At December 31, 2013 and 2012 the weighted average exercise price and weighted average remaining contractual life were $0.05 and $0.05 per share, and 2 years 10 months and 1 year 3 months, respectively.

The weighted average exercise price for options granted during the years ended December 31, 2013 and 2012 were $0.05 and $0.05, respectively. The weighted average exercise price for options expired during the years ended December 31, 2013 and 2012 were $0.05 and $0.09, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2013 and 2012 was $0.04 and $0.04, respectively.

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

20.	WARRANTS

The Company granted common stock purchase warrants between January 1, 2012 and December 31, 2013 which are comprised as follows:

	December 31,
	2013	2012
Outstanding, beginning of year	127,231,315	157,731,315
Granted during the year	-	-
Exercised during the year	-	-
Surrendered /cancelled during the year	-	-
Expired during the year	(100,731,315)	(30,500,000)
Outstanding, end of year (at prices ranging from $.025 to $.075)	127,231,315	127,231,315

Eligible, end of year (at prices ranging from $.025 to $.075)	127,231,315	127,231,315

At December 31, 2013 and 2012, the weighted average exercise price and weighted average remaining contractual life is $0.04 and $0.05 per share and 2 years 7 months and 10 months, respectively.

21.	RELATED PARTY TRANSACTIONS

During the year ended December 31, 2013 and 2012 one outside director of the Company who also serves as the Company’s general and securities counsel, incurred an aggregate $33,708 and $60,000, respectively, for each period for legal services. The director also received 100,000 common stock options per month during the year ended December 31, 2013, valued at $11,880, and a stock grant of 250,000 common shares, valued at $1,250. The director also received 100,000 common stock options per month during the year ended December 31, 2012, valued at $11,880. The balance due to this director at December 31, 2013 and 2012 was $9,620 and $0, respectively.

For the year ended December 31, 2013 and 2012 we incurred an aggregate $513,591 and $437,952, respectively, to companies controlled by the Chief Executive Officer of the Company, for website hosting, website development and technical advisory services, server farm installations and IT equipment purchases. The officer also earned 100,000 common shares per month during the year ended December 31, 2013 under a consulting agreement, valued at $8,040. During 2013, the officer received 500,000 shares for prior year share obligations, 1,200,000 shares from the current year obligation, and a stock grant of 400,000 common shares, valued at $2,000. The officer also received $110,000 in December 2013 for prepaid consulting fees towards 2014 under the terms of a consulting agreement. The balance due to this officer and/or his affiliated companies at December 31, 2013 and 2012 was $23,992 and $6,998, respectively. On September 24, 2013, Kwick Community GmbH & Co. KG signed an equity purchase agreement to acquire Interscholtz Internet Services GmbH and Co KG, a German limited liability company, and all the equity of its general partner, Interscholtz Beteiligungs GmbH. As of the balance sheet date, and pursuant to the terms of the contract, since full payment was not made for the purchase price of Interscholz Internet Services GmbH & Co KG, ownership does not transfer to Kwick Community GmbH & Co KG. Full payment must be made for ownership to transfer to Kwick. As of December 31, 2013 only $515,037 of the total purchase price of $1,352,000 was made. On December 9,2013 the acquisition of Intersholz Internet Services GmbH and Co KG by Kwick was rescinded due to non compliance with the terms of the addendum to the contract, calling for the full purchase price to have been paid.. However, Kwick did acquire all the equity of the general partner, Interscholz Beteiligungs GmbH, as full payment was not a requirement for transfer of ownership of that entity.

Kiwibox.Com, Inc. and Subsidiary

 Notes to the Financial Statements

During 2013, Kwick entered into a barter agreement with Interscholz GmbH & Co. KG (“Interscholz KG”), whereby Kwick agreed to provide media services (graphics and development) in exchange for server hosting services provided by Interscholz KG. Revenue and expenses from this barter agreement were approximately $99,000 for the year ended December 31, 2013.

During 2011, one former principal of Kwick! advanced the subsidiary 100,000 Euros, which was repaid during 2012.

During 2013 and 2012, approximately 10% of the Company’s voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, Ltd. and Vermoegensverwaltungs-Gesellschaft Zurich Ltd. (VGZ) of Switzerland. Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, Ltd. and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2012 and 2013. During the year ended December 31, 2012, Cambridge Services converted $581,269 of debt. Kreuzefeld, Ltd converted $419,100 and VGZ converted $409,200 of debt.

During the year ended December 31, 2013, Cambridge Services Inc.advanced an additional $1,145,000. During the year ended December 31, 2012, Cambridge Services Inc.advanced $1,303,913, Discovery Advisory Company advanced $2,436,588, Kreuzfeld, Ltd. advanced $2,069,479 and VGZ advanced $365,338. At December 31, 2013, $3,221,722 and $2,360,060 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $3,564,959 and $771,958 owed to Kreuzfeld, Ltd. and VGZ, respectively. During 2012 To complete the acquisition of Kwick!, Cambridge Services, Inc.,Discovery Advisory Services, Kreuzfeld, Ltd and VGZ advanced $298,913, $2,436,588, $2,069,479 and $365,388, respectively.

The Company, through its subsidiary, Kwick, was formally a party to a service agreement with JAUMO GmbH, Germany, a company partially owned by the former officers of Kwick. The subsidiary recognized approximately $93,174 in service revenue from this entity in the year ended December 31, 2012.

During 2013, a shareholder loaned Kwick $899,794 plus accrued interest of $19,849. These loans carry an interest rate of 6% and are payable on demand. A portion of this loan was used to pay off a bank line of credit. The balance was eliminated upon deconsolidation of the Company’s Kwick subsidiary.

22.	GOODWILL FROM THE ACQUISITION OF KWICK!

The excess of purchase price over tangible net assets acquired from Kwick at September 30, 2011 was initially allocated to goodwill in the amount of $6,138,210. During 2013, management determined based on qualitative and quantitative factors that there was an impairment to goodwill.

The goodwill was tested by the management of the Company in qualitative assessments throughout 2013. These assessments lead management to identify impairment indicators related to goodwill. Management therefore performed the two-step impairment test for goodwill, utilizing a market approach to the valuation. In estimating the fair value of the reporting unit, Kwick, management considered comparable per user values from recent acquisitions in the industry, as well as the effect of the economic recession and continuing deterioration of the use of social networks in Germany. After applying the estimated fair value of the reporting unit of $2,660,000 to the net assets of Kwick at June 30, 2013, an implied fair value of goodwill of $2,452,812 was calculated. Based on the impairment test, during the three months ended June 30, 2013, goodwill of $3,685,398 was determined to be impaired and was written off. Management considered additional qualitative factors during the three months ended September 30, 2013, and after consideration of failures by comparable social networks, continuing operational losses and negative cash flow, the estimated value of the reporting unit created an implied fair value of goodwill of $-0-. Based on the impairment test, during the three months ended September 30, 2013, goodwill of $2,452,812 was determined to be impaired and was written off.

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

23.	FAIR VALUE OF FINANCIAL INSTRUMENTS

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

24.	FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2013, the FASB issued ASU 2013-05, Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity , which provides guidance on releasing cumulative translation adjustments out of accumulated comprehensive income into net income when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. This guidance is effective prospectively for interim and annual periods beginning on January 1, 2014. The Company recognized the effects of releasing cumulative translation adjustments our of accumulated comprehensive income during the year ended December 31, 2013 based on the fact that the Company no longer holds a controlling financial interest in Kwick.

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

25.	LITIGATION

At the time of this report, the Company is not a party in any legal proceedings.

26.	BUSINESS SEGMENTS

The Company operates in only one business segment - youth targeted online social networks - through its dedicated proprietary internet website.

27.	SUBSEQUENT EVENTS

During January, February, March, April and May 2014 we received an aggregate $305,000 working capital loans from one accredited investor, which is covered by convertible promissory notes carrying interest at 10% per year.

