Form 10-Q
period 2014-03-31
Kiwibox.Com, Inc.
filed 2014-05-20
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _______

Commission file number 33-20432

KIWIBOX.COM, INC.

Formerly known as Magnitude Information Systems, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2228828
(State or other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

330 West 42ND Street,#3210 New York, NY 10036	(347) 836-4727
(Address of Principal Executive Office) (Zip Code)	(Registrant’s telephone number including area code)

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

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of May 14, 2014, was 683,693,060 shares.

KIWIBOX.COM, INC.

PART I - Item 1 Financial Statements

Kiwibox.Com, Inc.

Balance Sheets

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$-	$3,659
Due from related parties	10,914	-
Other receivables	5,248	5,248
Prepaid expenses and other current assets	66,960	121,168
Total Current Assets	83,122	130,075
Property and equipment, net of accumulated depreciation of $106,825 and $105,795, respectively	4,765	5,795
Website development costs, net of accumulated amortization of $253,234 and $251,688, respectively	1,030	2,576

Other assets .	18,920	18,920
Total Assets	$107,837	$157,366
Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Bank overdraft	2,261	-
Accounts payable	211,803	253,347
Accrued expenses	2,577,994	2,326,283
Due to related parties	36,710	33,612
Obligations to be settled in stock	263,608	259,288
Dividends payable	697,208	684,392
Loans and notes payable - other	100,000	100,000
Loans and notes payable – related parties	340,000	340,000
Convertible notes payable-related parties	10,143,699	9,918,699
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion feature –related parties	12,505,899	12,068,233
Total Current Liabilities	26,912,711	26,017,383

Commitments and contingencies	-	-

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized; 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized; issued and outstanding 683,693,060 and 683,693,060 shares respectively..	68,367	68,367
Additional paid-in capital	52,726,105	52,726,105
Accumulated deficit	(79,599,432)	(78,654,575)
Total Stockholders’ Equity (Impairment)	(26,804,874)	(25,860,017)
Total Liabilities and Stockholders’ Equity (Impairment)	$107,837	$157,366

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc.

Condensed Statements of Operations (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net Sales
Advertising	$-	$268,253
Advertising - affiliate	10,914
Other	-	48,547
Total Net Sales	10,914	316,800
Cost of Goods Sold
Website hosting expenses	-	232,706
Total Cost of Goods Sold	-	232,706

Gross Profit (Loss)	10,914	84,094

Selling expenses	70,199	158,435
General and administrative expenses	178,607	285,213

Loss From Operations	(237,892)	(359,554)

Other Income (Expense)
Miscellaneous income	-	5,263
Interest expense	(256,483)	(229,085)
Interest expense-derivative conversion features	(483,452)	(512,411)

Loss on extinguishment of debt	-	(40,000)
Amortization – debt discount	-	(8,333)
Change in fair value – derivative liabilities	45,786	614

Total Other Income (Expense)	(694,149)	(783,952)

Loss Before Benefit (Provision) for Income Taxes	(932,041)	(1,143,506)
Benefit (Provision) for Income Taxes	-	(650)
Net Loss	$(932,041)	$(1,144,156)
Dividends on Preferred Shares	(12,816)	(12,816)
Net Loss Applicable to Common Shareholders, basic and diluted	$(944,857)	$(1,156,972)
Net Loss Per Common Share, basic and diluted	$(0.001)	$(0.002)
Weighted Average of Common Shares Outstanding	683,693,060	679,941,393

Comprehensive Income (Loss):
Net Income (Loss)	$(932,041)	$(1,144,156)
Foreign currency translation adjustment	-	62,777
Total Comprehensive Income (Loss)	$(932,041)	$(1,081,379)

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc.

Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net Loss	$(932,041)	$(1,144,156)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	2,576	66,774
Value of stock for services	-	-
Change in fair value – derivative liabilities	(45,786)	(614)
Intrinsic value of beneficial conversion feature	483,452	512,411
Deferred tax expense	-	-
Loss on extinguishment of debt	-	40,000
Decreases (Increases) in Assets
Accounts receivable	-	(4,801)
Due from related party	(10,914)	-
Other receivables	-	2,469
Prepaid expenses	54,208	52,376

Increases (Decreases) in Liabilities
Bank overdraft	2,261	(49,300)
Liabilities to be settled in stock	4,320	10,620
Accounts payable	(41,544)	47,118
Accrued expenses	251,711	239,490
Net Cash Used by Operating Activities	(231,757)	(227,613)

Cash Flows From Investing Activities
Cash outlay – website development costs	-	(892)
Cash proceeds (outlay) – other assets	-	(7,025)
Purchases of property and equipment	-	-
Net Cash Provided (Used) by Investing Activities	-	(7,917)

Cash Flows From Financing Activities
Proceeds from loans/notes payable	225,000	145,000
Net proceeds (repayments) to related parties	3,098	66,845
Payments on acquisition indebtedness	-	-
Net Cash Provided by Financing Activities	228,098	211,845

Net Increase (Decrease) in Cash	(3,659)	(23,685)
Effect of exchange rates on cash	-	1,650

Cash at beginning of period	3,659	56,751
Cash at end of period	$-	$34,716

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$1,511	$1,486
Income Taxes Paid	$-	$650

The accompanying notes are an integral part of the financial statements.

5

Kiwibox.Com, Inc. and Subsidiary

Consolidated Statements of Cash Flows (Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Three Months Ended March 31, 2014

Quarter to date dividend accruals	$12,816

Three Months Ended March 31, 2013

Settlement of obligations with common stock	$10,500

Quarter to date dividend accruals	$12,816

Settlement of bank debt with short term loan	$115,344

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

On December 10, 2013, the Company signed an Equity Purchase Agreement with Marcus Winkler to sell to him eighty (80%) percent of the equity of its German subsidiary, KWICK! Community GmbH & Co. KG, a German limited liability company, and Kwick! Beteiligungs GmbH, its general partner (collectively, “Kwick”). The sale was approved on December 18, 2013. Due to the fact that the parent company ceased to have a controlling financial interest in Kwick, the subsidiary was deconsolidated from that date forward.

Cash and Cash Equivalents

The Company accounts for cash and other highly liquid investments with original maturities of three months or less as cash and cash equivalents.

Principles of Consolidation

The financial statements for the three months ended March 31, 2013 include the accounts of Kiwibox.com, Inc. and the activities of its former subsidiary, KWICK! Community GmbH & Co. KG (“Kwick”). Any significant inter-company balances and transactions were eliminated.

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

Kiwibox.Com, Inc.

Notes to Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Foreign Currency Translation

Income and expense items of the Company’s former foreign subsidiary operations were translated at the weighted average exchange rates prevailing during the three months ended March 31, 2013. Gains and losses, if any, resulting from foreign currency transactions are included in the results of operations during that period.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $0 and $42,177 for the three months ended March 31, 2014 and 2013, respectively.

Evaluation of Long Lived Assets

Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

Any impairment of the Company’s internally-developed software is recognized and measured in accordance with the provisions of ASC 360-10-35, Intangibles-Goodwill and Other, Internal-Use Software, Subsequent Measurement, which requires that assets be grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The guidance is applicable, for example, when one of the following events or changes in circumstances occurs related to computer software being developed or currently in use indicating that the carrying amount may not be recoverable:

a. Internal-use computer software is not expected to provide substantive service potential.

b. A significant change occurs in the extent or manner in which the software is used or is expected to be used.

c. A significant change is made or will be made to the software program.

d. Costs of developing or modifying internal-use computer software significantly exceed the amount originally expected to develop or modify the software.

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company accounted for certain convertible debentures issued in the year ended December 31, 2013 and the three months ended March 31, 2014 as derivative liabilities required to be bifurcated from the host contract in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares (see Note 13).

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

A total of $0 and $0 was capitalized for web-site development work during the three months ended March 31, 2014 and 2013, respectively.

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

Kiwibox.Com, Inc.

Notes to Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 102,603,240 common shares at March 31, 2014, comprised of 24,500,000 shares issuable upon exercise of stock purchase warrants, 4,600,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 72,773,703 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest with principal totaling $10,143,699, convertible at the option of five debt holders at a price of 50% of the average closing price for the preceding 10 days, would yield in excess of 4.4 billion shares if fully converted at March 31, 2014. However, the respective notes, all of which were issued to these investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the year, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

Revenue Recognition

The Company’s revenue is derived from advertising on the Kiwibox.Com or, formerly, Kwick websites. Most contracts require the Company to deliver the customer impressions, click-throughs or new customers, or some combination thereof. Accordingly, advertising revenue is estimated and recognized for the period in which customer impressions, click through or new customers are delivered. Licensing or hosting revenue consists of an annual contract with clients to provide web-site hosting and assistance.

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

2. GOING CONCERN

The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. Our revenues during the foreseeable future are insufficient to finance our business and we are entirely dependent on the willingness of existing investors to continue supporting the Company with working capital loans and equity investments, and our ability to find new investors should the financial support from existing investors prove to be insufficient. If we were unable to obtain a steady flow of new debt or equity-based working capital we would be forced to cease operations. In their report for the fiscal year ended December 31, 2013, our auditors had expressed an opinion that, as a result of the losses incurred, there was substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management’s plans are to continue seeking equity and debt capital until cash flow from operations cover funding needs.

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in these accounts may, at times, exceed the federally insured limits. At March 31, 2014, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Kiwibox.Com, Inc.

Notes to Financial Statements

4. PREPAID EXPENSES

Prepaid expenses consist of the following at:	March 31, 2014	December 31, 2013
Consulting fees	$55,000	$110,000
Business insurance	11,412	10,620
Other	548	548
	$66,960	$121,168

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:	March 31, 2014	December 31, 2013
Furniture	$14,322	$14,322
Leasehold Improvements	24,130	24,130
Equipment	73,138	73,138
	111,590	111,590
Less accumulated depreciation	106,825	105,795
Total	$4,765	$5,795

Depreciation expense charged to operations was $1,030 and $32,388 in the first three months of 2014 and 2013, respectively.

6. INTANGIBLE ASSETS

Intangible assets consisted of software for website development costs as follows:

	March 31, 2014	December 31, 2013
Website development costs	$254,264	$254,264
Less accumulated amortization	253,234	251,688
Total	$1,030	$2,576

Amortization expense for the three months ended March 31, 2014 and 2013 was $1,546 and $26,052, respectively. Additional amortization over the next 5 years is estimated to be as follows:

Amortization expense
December 31, 2014	$1,030
December 31, 2015	-
December 31, 2016	-
December 31, 2017	-
December 31, 2018	-
Thereafter	-

7. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

On December 10, 2013, the company signed an equity purchase agreement with Marcus Winkler to sell to him eighty (80%) percent of the equity of its German subsidiary, Kwick. Pursuant to the terms of the agreement, the purchaser paid 36,000 Euros as the purchase price and the company was required to obtain shareholder approval of the sale as required under applicable Delaware Law. The majority shareholder approval was obtained on December 18, 2013. In addition, the Company and Mr. Winkler signed a Lock-Up and Standstill Agreement pursuant to the general terms of which the Company agreed not to participate in the management, operations or finances of Kwick, which shall be exclusively managed and under control of the purchaser. Accordingly, the Company’s minority ownership position shall be subject, in all respects, to the exclusive control of the purchaser. Mr, Winkler also has investment and voting control over Kreuzfeld Ltd., a major creditor of the company, which holds a Class AA convertible promissory note with an outstanding balance (including accrued interest) of $4,355,737 as of March 31, 2014.

Kiwibox.Com, Inc.

Notes to Financial Statements

7. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY (continued)

Due to the significant reduction in the Company’s percentage of controlling interest in Kwick (down to 20%), coupled with the contract restrictions over voting rights and management of the operations of Kwick subsequent to December 18, 2013, the Company recognized the deconsolidation of Kwick as of that date, resulting in a loss on deconsolidation of $253,557, and now carries the investment in Kwick under the cost method of accounting. Due to the significant reductions in fair value of this reporting unit that were considered other than temporary, and impairment of the related goodwill, the carrying value of this cost method investment was zero at December 31, 2013 and March 31, 2014.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	March 31, 2014	December 31, 2013
Accrued interest	$2,413,246	$2,158,274
Accrued payroll, payroll taxes and commissions	-	18,585
Accrued professional fees	152,742	116,900
Accrued rent/deferred rent obligation	12,006	11,789
Miscellaneous accruals	-	20,735
Total	$2,577,994	$2,326,283

9. OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at

	March 31,	December 31,
	2014	2013
Obligation for warrants granted for compensation	$100,000	$100,000

600,000 common shares issuable to a consultant who was a director of the company, for services rendered.	36,000	36,000

300,000 (2014) and 0 (2013) common shares, and 2,900,000 (2014) and 2,900,000 (2013) stock options issuable to two officers of the Company pursuant to their respective employment Agreements	58,208	56,858

5,700,000 (2014) and 5,400,000 (2013) stock options issuable to one director who also serves as the Company’s general counsel	59,400	56,430

1,000,000 warrants granted on the Pixunity.de asset Purchase (see Note 13)	10,000	10,000

	$263,608	$259,288

Kiwibox.Com, Inc.

Notes to Financial Statements

10. LOANS PAYABLE

The Company (formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at March 31, 2014 and December 31, 2013:

On December 4, 1996, the company (formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000

Total	$75,000

11. NOTES PAYABLE

	March 31,	December 31,
	2014	2013
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000

From September 2008 through March 2014 five creditors loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 and April 2011 and August 2012(see Note 12).	10,143,699	9,918,699

During 2011, a shareholder loaned the Company $340,000 under demand notes at 10%.	340,000	340,000

Total	$10,508,699	$10,283,699

Kiwibox.Com, Inc.

Notes to Financial Statements

12. LONG-TERM DEBT

Long-term debt as of March 31, 2014 and December 31, 2013 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	$33,529
Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$-

13. DERIVATIVE CONVERSION FEATURES

On July 27, 2010, the Company issued two Class A Senior Convertible Revolving Promissory Notes (“Class A Notes”), one to Cambridge Services, Inc., in the principal amount of $683,996, consolidating the series of loans (and related accrued interest) made to the Company since June 26, 2009, and one to Discover Advisory Company, in the principal amount of $1,160,984, consolidating the series of loans (and related accrued interest) made to the Company since September 19, 2008 and including advances through September 30, 2010. Each of these promissory notes are due on demand, accrue interest at the rate of 10%, per annum, are convertible (including accrued interest) at the option of each lender into Common Stock of the Company at 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001 (the "Conversion Price"). Both promissory notes contain conversion caps, limiting conversions under these notes to a maximum beneficial ownership position of Company common stock to 9.99% for each lender. Each of these notes contains Company covenants, requiring the lenders’ prior written consent in order for the Company to merge, issue any common or preferred stock or any convertible debt instruments, declare a stock split or dividends, increase any compensation to its officers or directors by more than five (5%) during any calendar year.During the three months ended March 31, 2014 no debt was converted. During the three months ended March 31, 2013 no debt was converted.

The Company renegotiated certain outstanding promissory notes with its four major creditors, Discover Advisory Company of the Bahamas (“DAC”), Kreuzfeld Ltd. of Switzerland (“Kreuzfeld”), Cambridge Services, Inc. of Panama (“CSI”) and Vermoegensverwaltungs-Gesellschaft Zurich LTD of Switzerland (“VGZ”). As of August 1, 2012, the Company authorized the issue of a new series of corporate notes, the Class AA Senior Secured Convertible Revolving Promissory Notes, dated as of August 1, 2012 (the New Note(s)”) and issued New Notes: (1) to DAC, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated July 27, 2010, in the original principal amount of $1,080,984, now cancelled, which had an outstanding balance due (including accrued interest) of $3,952,008 as of December 31, 2013 and $4,031,448 at March 31, 2014; (2) to Kreuzfeld, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 16, 2011, in the original principal amount of $2,000,000, now cancelled, which had an outstanding balance due (including accrued interest) of $4,267,834 at December 31, 2013 and $4,355,737 at March 31, 2014; (3) to CSI, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated August 1, 2011, in the original principal amount of $1,303,996, now cancelled, with an outstanding balance due (including accrued interest) of $2,729,435 as of December 31, 2013, and $3,014,646 at March 31, 2014 and; (4) to VGZ, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 30, 2010, in the original principal amount of $2,000,000, now cancelled, with an outstanding balance due (including accrued interest) of $955,159 as of December 31, 2013 and $974,194 at March 31, 2014. All of the New Notes accrue interest at the rate of 10%, are convertible into common shares at the conversion rate equal to 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001, and are due on demand.. Pursuant to an Equity and Stock Pledge Agreement, also negotiated and executed as of August 1, 2012, the repayment of the outstanding indebtedness of the New Notes is secured by all of the limited partnership interests of the Company’s partly-owned(now deconsolidated) German subsidiary, KWICK! Community GmbH & Co. KG, a private German limited partnership (“KG”), and all of its shares of the sole general partner of KG, KWICK! Community Beteiligungs GmbH.

Kiwibox.Com, Inc.

Notes to Financial Statements

13. DERIVATIVE CONVERSION FEATURES (continued)

On February 28, 2012 the Company signed a convertible note with Michael Pisani. This was a 1 year note that was convertible at $0.025 per share in the amount of $50,000. In the event that any portion of any outstanding Company promissory note, preferred share, warrant or stock option held of record by a non-affiliate of the Company is converted, exercised or exchanged for common shares of the Company at a conversion price or conversion rate less than $0.025 per one (1) common share anytime any part of the outstanding principal amount of this note is outstanding, the conversion rate of this note shall automatically be adjusted to such lower conversion rate. The Company evaluated this conversion contingency under the guidance at ASC 815-40-15 and determined that this conversion feature should be bifurcated from the host contract and measured at fair value. The Company valued this conversion feature utilizing a Black-Scholes valuation model and a probability analysis with regard to the reset provision of the conversion price. The Company determined the initial value to be $55,241, with $50,000 recorded as a debt discount and the remainder as interest expense-derivative conversion features. The discount was amortized over the life of the note. A total of $8,333 in amortization expense was recorded during the three months ended March 31, 2013. As of December 31, 2013 this debt plus accrued interest was paid in full.

The Company accounted for the conversion features underlying these convertible debentures in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of new debentures issued to these holders plus accrued interest during the three months ended March 31, 2014 under these terms at the relevant commitment dates to be $483,452 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in income of $45,786 for the three months ended March 31, 2014, which is included in Other Income (Expense) in the accompanying financial statements. The fair value of these derivative conversion features was determined to be $12,505,899 at March 31, 2014.

14. COMMITMENTS AND CONTINGENCIES

We maintain offices for our operations at 330 W. 42th Street, New York, New York 10036, for approximately 990 square feet. This lease requires initial minimum monthly rentals of $3,833 plus tenants’ share of utility/cam/property tax charges which average approximately $291 per month. During 2013 the Company successfully negotiated a 5 year lease, with future minimum rentals as follows:

2014	$34,960
2015	47,854
2016	49,289
2017	50,768
2018	47,847

In May 2010 the Company negotiated a lease of an apartment in New York City for the CEO in order to reduce travel costs. The lease was for 12 months at $2,775 per month through May 31, 2011. In May 2011 the lease was extended through August 31, 2011 at the rate of $2,837. In August 2011 the lease was extended through December 31, 2011 at the rate of $2,837 per month. In December 2011 the lease was again extended through May 31, 2012 with no change in the base rent. In May 2012 the lease was extended through December 31, 2012 at a monthly rate of $2,943, this lease was then extended through December 31, 2013 at the same terms. In December 2013 the lease was extended through May 31, 2014.

Our total rent expenses were $17,722 and $27,740 during the three months ended March 31, 2014 and 2013, respectively.

Kiwibox.Com, Inc.

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

.

In the three months ended March 31, 2014 and March 31, 2013 this officer was granted 300,000 shares.

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

15. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2014, the Company sold advertising space on its Kiwibox.com website to Kwick totaling $10,914, which is the balance due from Kwick at March 31, 2014. Kwick is majority-owned by Mr. Winkler, who in turn is a related party of the Company (see Note 7).

During the three months ended March 31, 2014 and 2013 one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $9,927 and $12,927 respectively, for legal services. The director also received 300,000 common stock options during the three month periods ending March 31, 2014 and 2013, valued at $2,970 and $2,970 respectively.

During the three months ended March 31, 2014 and 2013 we incurred aggregate expenses of $69,316 and $63,442, respectively, to companies controlled by the Chief Executive Officer, for website hosting, website development, server farm installations and technical advisory services.

Through March 31. 2014, approximately 9.99% of the voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, LTD and Vermoegensverwaltungs-Gesellschaft Zurich LTD. (VGZ) of Switzerland. Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, LTD and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2014, 2013and 2012 . During the three months ended March 31, 2014 Cambridge Services, Inc advanced an additional $225,000. At March 31, 2014, $3,221,722 and $2,585,060 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $3,564,959 and $771,958 owed to Kreuzfeld, Ltd. and VGZ, respectively.

Kiwibox.Com, Inc.

Notes to Financial Statements

16. FAIR VALUE

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

Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently- traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models. The company values the conversion liabilities using the Black- Scholes model and the assumptions are updated using independent data such as the risk free rate, volatility and expected life for each valuation date based on changes over time.

The following table reconciles, for the three months ended March 31, 2014, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Conversion Liability at January 1, 2014	$12,068,233
Value of beneficial conversion features of new debentures	483,452
Change in value of beneficial conversion features during period	(45,786)
Reductions in fair value due to principal conversions	-
Conversion Liability at March 31, 2014	$12,505,899

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the recognition of the conversion liability.

Kiwibox.Com, Inc.

Notes to Financial Statements

17. SUBSEQUENT EVENTS

During April 2014 and through May 14, 2014 we received $80,000 of working capital from accredited investors, which are covered by convertible promissory notes.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Kiwibox.Com, Inc., contained herein and in the Company’s annual report for the year ended December 31, 2013 as filed on Form 10-K. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Description of Business

Overview

On December 31, 2009 Magnitude Information Systems, Inc. changed its name to Kiwibox.Com, Inc.

We own and operate “Kiwibox.com”, a social networking website. Initially launched in 1999, Kiwibox.com is an online social networking community. Kiwibox has a regional-based advertising-system that allows target-group-optimized ads for advertisers and sponsors.

The company successfully acquired the German social network  Kwick! in the third quarter 2011. On December 18, 2013 the company sold 80% of its ownership in Kwick!

Kiwibox Operations

Kiwibox was one of the first social networks integrated for social mobile advertising in its mobile-apps, to account for the movement to mobile applications from fixed site usage We are continuing to optimize this website and develop mobile applications to keep these users engaged across multiple platforms.

In 2013, the company, had between 1,000 and 2,000 new users sign up per day, effectively doubling its membership base to 1.5 million active users on Kiwibox.com and up to 3 million active users worldwide (logging in at least once a year). Through this increase and the enhanced functions on the website, the page impressions and online advertisements have increased by 400%. The Company intends to continue its marketing efforts through cross marketing and cooperation with other networks in combination with event activities to gain new users in 2014...

Kiwiboxs’ former subsidiary Kwick has negotiated in its name with Triple Double U (TDU) – a German exclusive online advertisement company – an exclusive online advertisement agreement for the Kiwibox network for web und mobile advertisements. The Ads-Delivery has been transferred and integrated in January 2014. This has resulted in an increase in advertising revenue as evidenced in this first quarter 2014. The Company attaches great importance to its technology developments and continues to follow the top social network market leaders with technology upgrades, providing its users with an alternative social networking opportunity.

Overall, we have equipped the entire website with the newest state-of-the-art advertising features which enable sponsors to self-direct their message to specific target audiences based on gender, age, geographic region, education, and interests.

Potential Revenue Streams and Marketing Strategy

Currently we generate the majority of our revenue from advertising/sponsorships. We anticipate revenue growth from increased membership activity and our revitalized website as we continue to implement new marketing strategies. Our software and networking technologies we incorporated during 2013 now permit our mobile devices to accept and receive direct advertising Through our exclusive online advertising agreement, Kiwibox is able to enhance the income on mobile devices through exclusive content based editorial content, supported with the new advertisement-profiles.

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

The operating expenses, not including stock-based compensation, are at a level of approximately $60,000 per month.

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

For the quarter ended March 31, 2014, total revenues amounted to $10,914 compared to $316,800 recorded in the first quarter in 2013. The decrease is solely due to the deconsolidation of Kwick!.

Gross profit (loss) for the quarter ended March 31, 2014 amounted to $10,914 as compared to $84,094 for the corresponding interim period in 2013. The decrease is solely due to the deconsolidation of Kwick!.

After deducting selling and general and administrative expenses of $248,806 for the first quarter ended March 31, 2014 compared to $443,648 recorded in the same period in 2013, the Company realized an operating loss of $237,892 for the first quarter of 2014 as compared to an operating loss of $359,554 for the same period in 2013. The decrease in operating expenses was the result of the deconsolidation of Kwick!.

The quarter concluded with a net loss of $932,041. After accounting for dividends accrued on outstanding preferred stock which totaled $12,816, the net loss applicable to common shareholders was $944,857 or $0.001 per share compared to a net loss applicable to common shareholders of $1,156,972 or $0.002 per share for the first quarter in the previous year.

Liquidity and Capital Resources

We have financed our business with new debt since our cash flow is insufficient to provide the working capital necessary to fund our operations. We received $225,000 in cash from short-term loans from accredited private investors during the quarter. We have an ongoing and urgent need for working capital to fund our operations. If we are unable to continue to receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $26,829,589 at March 31, 2014, as compared to $25,887,308 at December 31, 2013. The change is primarily attributable the losses incurred in the first quarter of 2014. Stockholders’ equity showed an impairment of $26,804,874 at the end of the period, compared to an impairment of $25,860,017 at the beginning of the year. The negative cash flow from operations during the three months totaled $231,757 and was financed by new debt.

The Company had $2,261 of bank debt as of March 31, 2014. Aside from trade payables and accruals, our remaining indebtedness at March 31, 2014 consisted of certain notes and loans aggregating $10,583,699 and the following obligations. Amounts due to related parties were $36,710. The liabilities from derivative conversion features were $12,505,899. The position “Obligations to be settled in stock” of $263,608 accounts for common shares due under consulting agreements, and for services to be settled in common stock options and warrants, where the underlying securities had not yet been issued. Current liabilities also include $697,208 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended March 31, 2014 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As of March 31, 2014, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of March 31, 2014, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of March 31, 2014 and December 31,2013 and the related statements of operations, stockholders’ equity, and cash flows for the quarters ended March 31, 2014 and 2013, in conformity with generally accepted accounting principles.

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

Changes in Internal Controls over Financial Reporting

Other than as stated above, during the quarter ended March 31, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1     LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any pending material legal proceedings.

Item 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

Item 2     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)     Issuance of unregistered securities

During the first quarter in 2014 the Company did sell any unregistered securities.

(b)	Not applicable

(c)	None

Item 3     DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $697,000. These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

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

The company had no reports filed on form 8K with the commission during the period

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Kiwibox.Com, Inc.

Date: May 19, 2014	By:	/s/ Craig S. Cody
Craig S. Cody
Chief Financial Officer

