Form 10-Q
period 2014-06-30
Kiwibox.Com, Inc.
filed 2014-08-14
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2014

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _______

Commission file number 33-20432

KIWIBOX.COM, INC.

Formerly known as Magnitude Information Systems, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2228828
(State or other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

330 West 42ND St. Suite 3210 New York, NY 10036	(212) 239-8210
(Address of Principal Executive Office) (Zip Code)	(Registrant’s telephone number including area code)

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

Large accelerated filer ☐   Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☑

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of August 13, 2014, was 683,693,060 shares.

1

KIWIBOX.COM, INC.

PART I - Item 1 Financial Statements

KIWIBOX.COM, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2014	December 31, 2013

Assets
Current Assets
Cash	$—	$3,659
Due from related parties	19,474	—
Other receivables	5,248	5,248
Prepaid expenses and other current assets	111,674	121,168
Total Current Assets	136,396	130,075
Property and equipment, net of accumulated depreciation of $107,974 and $105,795	6,131	5,795
Website development costs, net of accumulated amortization of $254,264 and $251,688	—	2,576

Other assets	19,125	18,920
Total Assets	$161,652	$157,366
Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Bank overdraft	5,911	—
Accounts payable	262,214	253,347
Accrued expenses	2,846,362	2,326,283
Due to related parties	73,442	33,612
Obligations to be settled in stock	267,928	259,288
Dividends payable	710,024	684,392
Loans and notes payable - other	100,000	100,000
Loans and notes payable – related parties	340,000	340,000
Convertible notes payable-related parties	10,478,699	9,918,699
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion feature –related parties	13,497,431	12,068,233
Total Current Liabilities	28,615,540	26,017,383

Commitments and contingencies	—	—

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized; 85,890 and 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized; issued and outstanding 683,693,060 and 683,693,060 shares respectively.	68,367	68,367
Additional paid-in capital	52,726,105	52,726,105
Accumulated deficit	(81,248,446)	(78,654,575)
Total Stockholders’ Equity (Impairment)	(28,453,888)	(25,860,017)
Total Liabilities and Equity (Impairment)	$161,652	$157,366

The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Advertising	$25	$309,834	$25	$578,087
Advertising - affiliate	8,560	—	19,474	-
Other	—	—	-	48,547
Total Revenues	8,585	309,834	19,499	626,634
Cost of Goods Sold
Website hosting expenses	8,790	203,359	8,790	436,065
Total Cost of Goods Sold	8,790	203,359	8,790	436,065

Gross Profit (Loss)	(205)	106,475	10,709	190,569

Selling expenses	121,293	131,388	191,492	289,823
Impairment - goodwill	—	3,685,398	-	3,685,398
General and administrative expenses	258,325	239,309	436,932	524,522

Loss From Operations	(379,823)	(3,949,620)	(617,715)	(4,309,174)

Other Income (Expense)
Miscellaneous income	—	1,312	-	6,575
Change in fair value–derivative liability	(341,389)	4,075,561	(295,603)	4,076,175
Interest expense-derivative conversion features	(650,143)	(608,988)	(1,133,595)	(1,121,399)

(Loss) gain on extinguishment of debt	—	3,520	-	(36,480)
Amortization of debt discount	—	—	-	(8,333)
Interest expense	(264,843)	(242,683)	(521,326)	(471,768)

Total Other Income (Expense)	(1,256,375)	(3,228,722)	(1,950,524)	2,444,770

Loss Before Benefit (Provision) for Income Taxes	(1,636,198)	(720,898)	(2,568,239)	(1,864,404)
Benefit (Provision) for Income Taxes	0	0	0	(650)
Net Income (Loss)	$(1,636,198)	$(720,898)	$(2,568,239)	$(1,865,054)
Dividends on Preferred Stock	(12,816)	(12,816)	(25,632)	(25,632)
Net Inomce (Loss) Applicable to Common Shareholders, basic and diluted	$(1,649,014)	$(733,714)	$(2,593,871)	$(1,890,686)
Net Loss Per Common Share, basic and diluted	$(0.003)	(0.001)	$ (0.004)	$ (0.003)
Weighted Average of Common Shares Outstanding	683,693,060	681,049,653	683,693,060	680,498,585

Comprehensive Income (Loss):
Net Income (Loss)	$(1,636,198)	$(720,898)	$(2,568,239)	$(1,865,054)
Foreign currency translation adjustment	—	(163,479)	-	(100,702)
Total Comprehensive Income (Loss)	$(1,636,198)	$(884,377)	$(2,568,239)	$(1,965,756)

 The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC. STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash Flows From Operating Activities
Net Income/(Loss)	$(2,568,239)	$(1,865,054)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	4,755	94,760
Change in fair value – derivative liabilities	295,603	(4,076,175)
Intrinsic value of beneficial conversion feature	1,133,595	1,121,399
Impairment - goodwill	—	3,685,398
Loss on extinguishment of debt	—	36,480
Decreases (Increases) in Assets
Accounts receivable - affiliate	(19,474)	(105,602)
Prepaid expenses	9,494	(83,110)

Increases (Decreases) in Liabilities
Bank overdraft	5,911	(45,693)
Liabilities to be settled in stock	8,640	9,960
Accounts payable	8,867	86,408
Accrued expenses	520,079	414,280
Net Cash Used by Operating Activities	(600,769)	(729,949)

Cash Flows From Investing Activities
Cash proceeds (outlay) – other assets	(205)	(4,289)
Purchases of property and equipment	(2,515)	(892)
Net Cash Provided (Used) by Investing Activities	(2,720)	(5,181)

Cash Flows From Financing Activities
Proceeds from loans/notes	560,000	495,000
Repayment on convertible note	—	(63,000)
Net proceeds (repayments) to related parties	39,830	299,087
Net Cash Provided by Financing Activities	599,830	731,087

Net Increase (Decrease) in Cash	(3,659)	(4,043)
Effect of exchange rates on cash	0	2,546

Cash at beginning of period	3,659	56,751
Cash at end of period	$—	$55,254

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$1,511	$7,819
Income Taxes Paid	$0	$650

The accompanying notes are an integral part of the financial statements.

5

KIWIBOX.COM, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Six Months Ended June 30, 2014

Year to date dividend accruals	$ 25,632

Six Months Ended June 30, 2013

Settlement of obligations with common stock	$ 16,100
Year to date dividend accruals	$ 25,632
Settlement of bank debt with short term loan	$ 115,344

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

On September 30, 2011, Kiwibox.com acquired the German based social network Kwick! Community GmbH & Co. KG (“Kwick”), a wholly-owned subsidiary.

On September 24, 2013, Kwick Community GmbH & Co. KG signed an equity purchase agreement to acquire Interscholtz Internet Services GmbH and Co KG, a German limited liability company, and all the equity of its general partner, Interscholtz Beteiligungs GmbH. As of the balance sheet date, and pursuant to the terms of the contract, since full payment was not made for the purchase price of Interscholz Internet Services GmbH & Co KG, ownership does not transfer to Kwick Community GmbH & Co KG. Full payment must be made for ownership to transfer to Kwick. As of December 31, 2013 only $515,037 of the total purchase price of $1,352,000 was made. On December 9, 2013 the acquisition of Intersholz Internet Services GmbH and Co KG by Kwick was rescinded due to non compliance with the terms of the addendum to the contract, calling for the full purchase price to have been paid. However, Kwick did acquire all the equity of the general partner, Interscholz Beteiligungs GmbH, as full payment was not a requirement for transfer of ownership of that entity.

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

Principles of Consolidation

The financial statements for the three months and six months ended June 30, 2013 include the accounts of Kiwibox.com, Inc. and the activities of its former subsidiary, KWICK! Community GmbH & Co. KG (“Kwick”). Any significant inter-company balances and transactions were eliminated.

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation on equipment, furniture and fixtures and leasehold improvements is computed on the straight-line method over the estimated useful lives of such assets between 3-10 years, or lease term for leasehold improvements, if for a shorter period. Maintenance and repairs are charged to

Kiwibox.Com, Inc.

Notes to Consolidated Financial Statements

operations as incurred. Software costs are amortized using the straight line method and amortized over their estimated useful lives. Amortization begins when the related software is ready for its intended use in accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software, Subsequent Measurement.

Foreign Currency Translation

Income and expense items of the Company’s former foreign subsidiary operations were translated at the weighted average exchange rates prevailing during the three and six months ended June 30, 2013. Gains and losses, if any, resulting from foreign currency transactions are included in the results of operations during that period.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $677 and $ 0 for the three and six months ended June 30, 2014 and $11,728 and $53,675 for the same periods in 2013, respectively.

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

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company accounted for certain convertible debentures issued in the year ended December 31, 2013 and the six months ended June 30, 2014 as derivative liabilities required to be bifurcated from the host contract in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares (see Note 13).

Kiwibox.Com, Inc.

Notes to Consolidated Financial Statements

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

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 102,503,240 common shares at June 30, 2014, comprised of 24,500,000 shares issuable upon exercise of stock purchase warrants, 4,500,000 shares issuable upon exercise of stock options, 729,537 shares

Kiwibox.Com, Inc.

Notes to Consolidated Financial Statements

exercisable upon conversion of convertible preferred shares, and 72,773,703 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest, convertible at the option of four debt holders at a price of 50% of the average closing price for the preceding 10 days, represent totals which would yield in excess of 6.1 billion shares if fully converted at June 30, 2014. However, the respective notes, all of which were issued to these investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the period, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

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

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in these accounts may, at times, exceed the federally insured limits. At June 30, 2014 and December 31, 2013, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing

Kiwibox.Com, Inc.

Notes to Consolidated Financial Statements

credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. PREPAID EXPENSES

Prepaid expenses consist of the following at:

	June 30, 2014	December 31, 2013
Consulting Fees Business insurance Other	$ 110,000 1,126 548	$ 110,000 10,620 548
	$ 111,674	$ 121,168

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	June 30, 2014	December 31, 2013
Furniture	$ 14,322	$ 14,322
Leasehold Improvements	24,130	24,130
Equipment	75,653	73,138
	114,105	111,590
Less accumulated depreciation	107,974	105,795
Total	$ 6,131	$ 5,795

Depreciation expense charged to operations was $2,179 and $53,103 in the first six months of 2014 and 2013, respectively.

6. INTANGIBLE ASSETS

	June 30, 2014	December 31, 2013
Website development costs	$ 254,264	$ 254,264
Less accumulated amortization	254,264	251,688
Total	$ 0	$ 2,576

Amortization expense for the six months ended June 30, 2014 and 2013 was $2,576 and $46,704, respectively.

7. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

On December 10, 2013, the company signed an equity purchase agreement with Marcus Winkler to sell to him eighty (80%) percent of the equity of its German subsidiary, Kwick. Pursuant to the terms of the agreement, the purchaser paid 36,000 Euros as the purchase price and the company was required to obtain shareholder approval of the sale as required under applicable Delaware Law. The majority shareholder approval was obtained on December 18, 2013. In addition, the Company and Mr. Winkler signed a Lock-Up and Standstill Agreement pursuant to the general terms of which the Company agreed not to participate in the management, operations or finances of Kwick, which shall be exclusively managed and under control of the purchaser. Accordingly, the Company’s minority ownership position shall be subject, in all respects, to the exclusive control of the purchaser. Mr. Winkler also has investment and voting control over

Kiwibox.Com, Inc.

Notes to Financial Statements

Kreuzfeld Ltd., a major creditor of the company, which holds a Class AA convertible promissory note with an outstanding balance (including accrued interest) of $4,444,617 as of June 30, 2014.

7. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY (continued)

Due to the significant reduction in the Company’s percentage of controlling interest in Kwick (down to 20%), coupled with the contract restrictions over voting rights and management of the operations of Kwick subsequent to December 18, 2013, the Company recognized the deconsolidation of Kwick as of that date, resulting in a loss on deconsolidation of $253,557, and now carries the investment in Kwick under the cost method of accounting. Due to the significant reductions in fair value of this reporting unit that were considered other than temporary, and impairment of the related goodwill, the carrying value of this cost method investment was zero at December 31, 2013 and June 30, 2014.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	June 30, 2014	December 31, 2013
Accrued interest	$ 2,678,089	$ 2,158,274
Accrued payroll, payroll taxes and commissions	2,550	18,585
Accrued professional fees	153,501	116,900
Accrued rent/deferred rent obligation	12,222	11,789
Miscellaneous accruals	-	20,735
Total	$ 2,846,362	$ 2,326,283

9. OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at:

	June 30, 2014	December 31, 2013

Obligation for warrants granted for compensation	$100,000	$100,000
600,000 common shares issuable to a consultant who was a director of the company, for services rendered.	36,000	36,000

600,000 (2014) and 0 shares (2013) common Shares, and 2,900,000 (2014) and 2,900,000 (2013) Stock options issuable to two officers of the Company Pursuant to their respective employment agreements	59,558	56,858
6,000,000 (2014) and 5,400,000 (2013) stock options issuable to one director who also serves as the Company’s general counsel 1,000,000 warrants granted on the Pixunity.de asset Purchase (see Note 13)	62,370 10,000	56,430 10,000
	$267,928	$259,288

Kiwibox.Com, Inc.

Notes to Consolidated Financial Statements

10. LOANS PAYABLE

The Company (Formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at June 30, 2014 and December 31, 2013:

On December 4, 1996, The company (Formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000
Total	$75,000

11. NOTES PAYABLE

	June 30,	December 31,
	2014	2013
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000

From September 2008 through June 2014 five creditors loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 and April 2011 and August 2012 (see Note 12).

During 2011, a shareholder loaned the company $340,000 under demand notes at 10%.	10,478,699 340,000	9,918,699 340,000

Total	$10,843,699	$10,283,699

Kiwibox.Com, Inc.

Notes to Consolidated Financial Statements

12. LONG-TERM DEBT

Long-term debt as of June 30, 2014 and December 31, 2013 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529
Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$-

13. DERIVATIVE CONVERSION FEATURES

On July 27, 2010, the Company issued two Class A Senior Convertible Revolving Promissory Notes (“Class A Notes”), one to Cambridge Services, Inc., in the principal amount of $683,996, consolidating the series of loans (and related accrued interest) made to the Company since June 26, 2009, and one to Discover Advisory Company, in the principal amount of $1,160,984, consolidating the series of loans (and related accrued interest) made to the Company since September 19, 2008 and including advances through September 30, 2010. Each of these promissory notes are due on demand, accrue interest at the rate of 10%, per annum, are convertible (including accrued interest) at the option of each lender into Common Stock of the Company at 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001 (the "Conversion Price"). Both promissory notes contain conversion caps, limiting conversions under these notes to a maximum beneficial ownership position of Company common stock to 9.99% for each lender. Each of these notes contains Company covenants, requiring the lenders’ prior written consent in order for the Company to merge, issue any common or preferred stock or any convertible debt instruments, declare a stock split or dividends, increase any compensation to its officers or directors by more than five (5%) during any calendar year. During the three and six months ended June 30, 2014 no debt was converted.

The Company renegotiated certain outstanding promissory notes with its four major creditors, Discover Advisory Company of the Bahamas (“DAC”), Kreuzfeld Ltd. of Switzerland (“Kreuzfeld”), Cambridge Services, Inc. of Panama (“CSI”) and Vermoegensverwaltungs-Gesellschaft Zurich LTD of Switzerland (“VGZ”). As of August 1, 2012, the Company authorized the issue of a new series of corporate notes, the Class AA Senior Secured Convertible Revolving Promissory Notes, dated as of August 1, 2012 (the New Note(s)”) and issued New Notes: (1) to DAC, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated July 27, 2010, in the original principal amount of $1,080,984, now cancelled, which had an outstanding balance due (including accrued interest) of $3,952,008 as of December 31, 2013 and $4,111,771 at June 30, 2014; (2) to Kreuzfeld, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 16, 2011, in the original principal amount of $2,000,000, now cancelled, which had an outstanding balance due (including accrued interest) of $4,267,834 at December 31, 2013 and $4,444,617 at June 30, 2014; (3) to CSI, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated August 1, 2011, in the original principal amount of $1,303,996, now cancelled, with an outstanding balance due (including accrued interest) of $2,729,435 as of December 31, 2013, and $3,417,656 at June 30, 2014 and; (4) to VGZ, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 30, 2010, in the original principal amount of $2,000,000, now cancelled, with an outstanding balance due (including accrued interest) of $955,159 as of December 31, 2013 and $993,440 at June 30, 2014.

Kiwibox.Com, Inc.

Notes to Financial Statements

13. DERIVATIVE CONVERSION FEATURES (Continued)

All of the New Notes accrue interest at the rate of 10%, are convertible into common shares at the conversion rate equal to 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001, and are due on demand. Pursuant to an Equity and Stock Pledge Agreement, also negotiated and executed as of August 1, 2012, the repayment of the outstanding indebtedness of the New Notes is secured by all of the limited partnership interests of the Company’s partly-owned (now deconsolidated) German subsidiary, KWICK! Community GmbH & Co. KG, a private German limited partnership (“KG”), and all of its shares of the sole general partner of KG, KWICK! Community Beteiligungs GmbH.

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

The Company accounted for the conversion features underlying these convertible debentures in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of new debentures issued to these holders plus accrued interest during the six months ended June 30, 2014 under these terms at the relevant commitment dates to be $1,133,595 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in expense of $295,603 for the six months ended June 30, 2014, which is included in Other Income (Expense) in the accompanying financial statements. The fair value of these derivative conversion features was determined to be $13,497,431 at June 30, 2014.

14. COMMITMENTS AND CONTINGENCIES

We maintain offices for our operations at 330 W. 42th Street, New York, New York 10036, for approximately 990 square feet. This lease requires initial minimum monthly rentals of $3,833 plus tenants’ share of utility/cam/property tax charges which average approximately $291 per month. The property is subject to a five year lease, with future minimum rentals as follows:

2014	$23,460
2015	47,854
2016	49,289
2017	50,768
2018	47,847

In May 2010 the Company negotiated a lease of an apartment in New York City for the CEO in order to reduce travel costs. The lease was for 12 months at $2,775 per month through May 31, 2011. In May 2011 the lease was extended through August 31, 2011 at the rate of $2,837. In August 2011 the lease was extended through December 31, 2011 at

Kiwibox.Com, Inc.

Notes to Financial Statements

14. COMMITMENTS AND CONTINGENCIES (Continued)

the rate of $2,837 per month. In December 2011 the lease was again extended through May 31, 2012 with no change in the base rent. In May 2012 the lease was extended through December 31, 2012 at a monthly rate of $2,943, this lease was then extended through December 31, 2013 at the same terms. In December 2013 the lease was extended through May 31, 2014. This lease was again extended to May 31, 2015 in May of 2014.

Our total rent expenses were $41,139 and $60,386 during the six months ended June 30, 2014 and 2013, respectively.

During the third quarter of 2010 the Chief Technology Officer took over the position of Chief Executive Officer with no changes to the above terms, running through July 30, 2011. On October 6, 2010, the terms of the consulting agreement were modified. The new terms called for a reduced monthly consulting fee of $16,667, and for $100,000 to be prepaid on January 1, 2011 through June 30, 2011. During the fourth quarter of 2011 this agreement was extended through December 31, 2012. During the fourth quarter of 2012 this agreement was again extended through December 31, 2013 with the same prepayment provision. During the fourth quarter of 2013 the terms of this agreement were modified. The new terms called for an increased monthly consulting fee to $18,333 effective January 1, 2014 through December 31, 2014, with an increased of the mandatory prepayment to $110,000 for each six month period. There were no changes to the stock compensation portion of any earlier agreement.

.

In the six months ended June 30, 2014 and June 30, 2013 this officer was granted 600,000 shares.

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

15. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2014, the Company sold advertising space on its Kiwibox.com website to Kwick totaling $19,474, which is the balance due from Kwick at June 30, 2014. Kwick is majority-owned by Mr. Winkler, who in turn is a related party of the Company (see Note 7).

During the six months ended June 30, 2014 and 2013 one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $19,854 and $22,854 respectively, for legal services. The director also received 100,000 common stock options per month during the three and six month periods ended June 30, 2014 and 2013, valued at $2,970 and $2,970, respectively in each year.

During the three and six months ended June 30, 2014 and 2013 we incurred aggregate expenses of $96,441 and $165,757 and $92,881 and $156,323 respectively, to companies controlled by the Chief Executive Officer, for website hosting, website development, server farm installations and technical advisory services.

Through June 30, 2014, approximately 9.99% of the voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, LTD and Vermoegensverwaltungs-Gesellschaft Zurich LTD. (VGZ) of Switzerland. Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, LTD and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2014, 2013 and 2012. During the three months and six months ended June 30, 2014 Cambridge Services, Inc advanced an additional $335,000 and $560,000. At June 30, 2014, $3,221,722 and $2,920,060 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $3,564,959 and $771,958 owed to Kreuzfeld, Ltd. and VGZ, respectively.

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

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-trade securities and exchange-based derivatives.

Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently- traded, non-exchange-based derivatives and commingled investment funds and are measured using present value pricing models. The company values the conversion liabilities using the Black-Scholes model and the assumptions are updated using independent data such as the risk free rate, volatility and expected life for each valuation date based on changes over time.

The following table reconciles, for the six months ended June 30, 2014, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Emb Conversion Liability at January 1, 2014	$12,068,233
Present V Value of beneficial conversion features of new debentures	1,133,595
Present V Change in value of beneficial conversion features during period	295,603
Reductions in fair value due to principal conversions	-
Conversion Liability at June 30, 2014	$13,497,431

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the recognition of the conversion liability.

Kiwibox.Com, Inc.

Notes to Financial Statements

17. SUBSEQUENT EVENTS

During July 2014 and through August 12, 2014 we received $80,000 of working capital from accredited investors, which are covered by convertible promissory notes.

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

Kiwibox Operations

Kiwibox is in a unique position because it combines the excitement of a dating community with the benefits and accessibility of a real social network. The Kiwibox network encourages members to explore local events in their area, connect with other members and enjoy the additional member exclusive benefits the Kiwibox social network is offering.

The Company attaches great importance to its innovative technology developments and continues to follow the top social network market leaders with technology upgrades, providing its users with an alternative social networking opportunity in the web and through mobile apps.

Kiwibox was one of the first social networks that  integrated its mobile-apps for social mobile advertising in its mobile-apps, to account for the fast growing  movement to mobile applications from fixed site usage We are continuing to optimize this website and develop mobile applications to keep these users engaged across multiple platforms. At present, more than 500,000 company Apps are installed in our network for our community and our the market. Kiwibox plans to release various monthly updates for its existing Apps and another two new mobile Apps by the end of the year. We plan The company plans to integrate in-App shopping to be less dependent on the advertisement market.

Our continuing membership growth is fueled by infiltrating our users into local event venues where they participate and simultaneously communicate with our social network via the regular deployment of our cutting-edge App updates. As a result, the Kiwibox network enjoys continuing user sign-ups and continuing loyalty of users to our social network Due to our long-time experience with our German affiliate, the KWICK! Community (“Kwick”), we were able to fulfill the front-end and back-end needs for this remarkable growth!

Our former subsidiary, Kwick, has negotiated with Triple Double U (“TDU”) – an exclusive German online advertisement company – an exclusive online advertisement agreement for the Kiwibox network for web and mobile advertisements. This “Ads-Delivery” has been transferred to and integrated into the Kiwibox platform in January 2014. This new agreement has resulted in an increase in advertising revenue in this second quarter 2014. The Company attaches great importance to its technology developments and continues to follow the top social network market leaders with technology upgrades, providing its users with an alternative social networking opportunity.

  Potential Revenue Streams and Marketing Strategy

Currently we generate the majority of our revenue from advertising/sponsorships.  We anticipate continued revenue growth from increased membership activity and our revitalized website as we continue to implement new marketing strategies. Our software and networking technologies, primarily incorporated during 2013, now permit our mobile devices to accept and receive direct advertising through our exclusive online advertising agreement with TDU. Kiwibox has constructed a new revenue stream through its members mobile devices based on the delivery of our Kiwibox original, editorial content,, supported with the new advertisement-profiles. Overall, we have equipped the entire website with the newest state-of-the-art advertising features which enable sponsors to self-direct their message to specific target audiences based on gender, age, geographic region, education, and interests.

Community means social network – and Kiwibox thrives on its membership networking. Our new website is based on the latest web technology which makes it easier for users to stay connected and to interact with each other. Most importantly, our website features permit our community members to stay informed in “real” time about events and parties in areas we are targeting through our promotional teams.

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

The operating expenses, not including stock-based compensation, are at a level of approximately $105,000 per month.

Results of Operations for the Three and Six Months Ended June 30, 2014 Compared to the Three and Six Months Ended June 30, 2013

For the three and six months ended June 30, 2014, total revenues amounted to $8,585 and $19,499, respectively compared to $309,834 and $626,634 recorded in the same periods in 2013. This decrease is a result in the deconsolidation that occurred when 80% of Kwick was sold in 2013 (see Note 7 of Financial Statements).

Gross Profit (Loss) for the three and six months ended June 30, 2014 amounted to $8,585 and $19,499, respectively, after accounting for $8,790 and $8,790 respectively, in cost of sales. After deducting selling and general and administrative expenses of $379,618 and $628,424 for the three and six months ended June 30, 2014, compared to $370,697 and $814,345 recorded in the same period in 2013 (excluding the goodwill impairment in 2013), the Company realized operating losses of $379,824 and $617,715 for the three and six months ended June 30, 2014 compared to operating losses of $3,949,620 and $4,309,174 in the same periods in 2013. The decline in selling and general and administrative expenses was the result of the deconsolidation of Kwick!.

The quarter concluded with a net loss of $1,636,198 for the quarter and net loss of $2,568,239 for the first six months of 2014. After accounting for dividends accrued on outstanding preferred stock which totaled $25,632, the net loss applicable to common shareholders for the six months ended June 30, 2014 was $2,593,871 or $0.004 per share compared to a net income applicable to common shareholders of $1,890,686 or $0.003 per share for the same period in 2013.

Liquidity and Capital Resources

We have financed our business with new debt since our cash flow is insufficient to provide the working capital necessary to fund our operations. We received $335,000 in cash from short-term loans from accredited private investors during the quarter. We have an ongoing and urgent need for working capital to fund our operations. If we are unable to continue to receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $28,479,144 at June 30, 2014, as compared to $25,887,308 at December 31, 2013. Stockholders’ equity showed an impairment of $28,453,888 at the end of the period, compared to an impairment of $25,860,017 at the beginning of the year. The negative cash flow from operations during the six months totaled $600,769 and was financed by new debt.

The Company had $5,911 of bank debt as of June 30, 2014. Aside from trade payables and accruals, our remaining indebtedness at June 30, 2014 consisted of certain notes and loans aggregating $10,918,699, liabilities for derivative conversion features of $13,497,431, amounts due to related parties of $73,442, and the following obligations. The position “Obligations to be settled in stock” of $267,928 accounts for common shares due under consulting agreements, and for services to be settled in common stock options and warrants, where the underlying securities had not yet been issued. Current liabilities also include $710,024 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

Item 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended June 30, 2014 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As of June 30, 2014, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of June 30, 2014, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of June 30, 2014 and December 31, 2013 and the related statements of operations, and cash flows for the three and six months ended June 30, 2014 and 2013, in conformity with generally accepted accounting principles.

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

Changes in Internal Controls over Financial Reporting

Other than as stated above, during the quarter ended June 30, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any pending material legal proceedings.

Item 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a) Issuance of unregistered securities

During the three and six months in 2014 the Company did not sell any unregistered securities.

(b)	Not applicable

(c)	None

Item 3 DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $710,000. These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF

SECURITY HOLDERS

- None

Item 5 OTHER INFORMATION

- None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.01.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014

31.02.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014.

32.01.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014.

(b) Reports on Form 8-K:

There were no reports on form 8-K filed in the quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2014		Kiwibox.Com, Inc.

	By:	/s/ Andre Scholz
Andre Scholz
Chief Executive Officer

Date: August 14, 2014		Kiwibox.Com, Inc.

	By:	/s/ Craig S. Cody
Craig S. Cody
Chief Financial Officer

