Form 10-Q
period 2014-09-30
Kiwibox.Com, Inc.
filed 2014-11-12
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2014

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

 The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of November 7, 2014, was 683,693,060 shares.

1

KIWIBOX.COM, INC.

PART I - Item 1 Financial Statements

KIWIBOX.COM, INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2014	December 31, 2013

Assets
Current Assets
Cash	$—	$3,659
Due from related parties	18,469	—
Other receivables	5,248	5,248
Prepaid expenses and other current assets	67,612	121,168
Total Current Assets	91,329	130,075
Property and equipment, net of accumulated depreciation of $109,148 and $105,795	4,957	5,795
Website development costs, net of accumulated amortization of $254,264 and $251,688	—	2,576

Other assets	19,125	18,920
Total Assets	$115,411	$157,366
Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Bank overdraft	8,408	—
Accounts payable	254,501	253,347
Accrued expenses	3,124,949	2,326,283
Due to related parties	62,464	33,612
Obligations to be settled in stock	272,248	259,288
Dividends payable	722,839	684,392
Loans and notes payable - other	100,000	100,000
Loans and notes payable – related parties	340,000	340,000
Convertible notes payable-related parties	10,708,699	9,918,699
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion feature –related parties	13,610,624	12,068,233
Total Current Liabilities	29,238,261	26,017,383

Commitments and contingencies	—	—

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized; 85,890 and 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized; issued and outstanding 683,693,060 and 683,693,060 shares respectively.	68,367	68,367
Additional paid-in capital	52,726,105	52,726,105
Accumulated deficit	(81,917,408)	(78,654,575)
Total Stockholders’ Equity (Impairment)	(29,122,850)	(25,860,017)
Total Liabilities and Equity (Impairment)	$115,411	$157,366

The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Advertising	$—	$212,570	$25	$790,657
Advertising - affiliate	7,579		27,053
Other	—	(39,988)	—	8,559
Total Revenues	7,579	172,582	27,078	799,216
Cost of Goods Sold
Website hosting expenses	5,152	177,176	13,942	613,241
Total Cost of Goods Sold	5,152	177,176	13,942	613,241

Gross Profit (Loss)	2,427	(4,594)	13,136	185,975

Selling expenses	77,167	142,714	268,659	432,537
Impairment - goodwill	—	2,452,812	—	6,138,210
General and administrative expenses	193,269	215,008	630,201	739,530

Loss From Operations	(268,009)	(2,815,128)	(885,724)	(7,124,302)

Other Income (Expense)
Miscellaneous income	—	(1,767)	—	4,808
Change in fair value–derivative liability	417,430	(244,399)	121,827	3,831,776
Interest expense-derivative conversion features	(530,623)	(602,819)	(1,664,218)	(1,724,218)

(Loss) gain on extinguishment of debt	—	—	—	(36,480)
Amortization of debt discount	—	—	—	(8,333)
Interest expense	(274,945)	(251,873)	(796,271)	(723,641)

Total Other Income (Expense)	(388,138)	(1,100,858)	(2,338,662)	1,343,912

Loss Before Benefit (Provision) for Income Taxes	(656,147)	(3,915,986)	(3,224,386)	(5,780,390)
Benefit (Provision) for Income Taxes	0	(268)	0	(918)
Net Income (Loss)	$(656,147)	$(3,916,254)	$(3,224,386)	$(5,781,308)
Dividends on Preferred Stock	(12,815)	(12,815)	(38,447)	(38,447)
Net Inomce (Loss) Applicable to Common Shareholders, basic and diluted	$(668,962)	$(3,929,069)	$(3,262,833)	$(5,819,755)
Net Loss Per Common Share, basic and diluted	$(0.001)	(0.006)	$(0.005)	$(0.009)
Weighted Average of Common Shares Outstanding	683,693,060	681,243,060	683,693,060	680,749,470

Comprehensive Income (Loss):
Net Income (Loss)	$(656,147)	$(3,916,254)	$(3,224,386)	$(5,781,308)
Foreign currency translation adjustment	—	87,261	—	(13,441)
Total Comprehensive Income (Loss)	$(656,147)	$(3,828,993)	$(3,224,386)	$(5,794,749)

 The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC. STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows From Operating Activities
Net Income/(Loss)	$(3,224,386)	$(5,781,308)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	5,929	129,536
Change in fair value – derivative liabilities	(121,827)	(3,831,776)
Intrinsic value of beneficial conversion feature	1,664,218	1,724,218
Impairment - goodwill	—	6,138,210
Loss on extinguishment of debt	—	36,480
Decreases (Increases) in Assets
Accounts receivable - affiliate	(18,469)	(135,909)
Prepaid expenses	53,556	(20,389)

Increases (Decreases) in Liabilities
Bank overdraft	8,408	(57,131)
Liabilities to be settled in stock	12,960	14,940
Accounts payable	1,154	54,504
Accrued expenses	798,666	686,759
Net Cash Used by Operating Activities	(819,791)	(1,049,867)

Cash Flows From Investing Activities
Cash proceeds (outlay) – other assets	(205)	(4,904)
Purchases of property and equipment	(2,515)	(1,220)
Net Cash Provided (Used) by Investing Activities	(2,720)	(6,124)

Cash Flows From Financing Activities
Proceeds from loans/notes	790,000	825,000
Repayment on convertible note	—	(90,000)
Net proceeds (repayments) to related parties	28,852	322,165
Net Cash Provided by Financing Activities	818,852	1,057,165

Net Increase (Decrease) in Cash	(3,659)	1,174
Effect of exchange rates on cash	0	(4,754)

Cash at beginning of period	3,659	56,751
Cash at end of period	$—	$53,171

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$1,511	$23,948
Income Taxes Paid	$0	$918

The accompanying notes are an integral part of the financial statements.

5

KIWIBOX.COM, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Nine Months Ended September 30, 2014

Year to date dividend accruals	$38,447

Nine Months Ended September 30, 2013

Settlement of obligations with common stock	$16,100

Year to date dividend accruals	$38,447

Settlement of bank debt with short term loan	$115,344

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

On September 30, 2011, Kiwibox.com acquired the German based social network Kwick! Community GmbH & Co. KG (“Kwick”), a wholly-owned subsidiary.

On September 24, 2013, Kwick Community GmbH & Co. KG signed an equity purchase agreement to acquire Interscholz Internet Services GmbH and Co KG, a German limited liability company, and all the equity of its general partner, Interscholz Beteiligungs GmbH. As of the balance sheet date, and pursuant to the terms of the contract, since full payment was not made for the purchase price of Interscholz Internet Services GmbH & Co KG, ownership does not transfer to Kwick Community GmbH & Co KG. Full payment must be made for ownership to transfer to Kwick. As of December 31, 2013 only $515,037 of the total purchase price of $1,352,000 was made. On December 9, 2013 the acquisition of Interscholz Internet Services GmbH and Co KG by Kwick was rescinded due to non compliance with the terms of the addendum to the contract, calling for the full purchase price to have been paid. However, Kwick did acquire all the equity of the general partner, Interscholz Beteiligungs GmbH, as full payment was not a requirement for transfer of ownership of that entity.

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

Cash and Cash Equivalents

The Company accounts for cash and other highly liquid investments with original maturities of three months or less as cash and cash equivalents

Kiwibox.Com, Inc.

Notes to Consolidated Financial Statements

operations as incurred. Software costs are amortized using the straight line method and amortized over their estimated useful lives. Amortization begins when the related software is ready for its intended use in accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software, Subsequent Measurement.

Principles of Consolidation

The financial statements for the three months and nine months ended September 30, 2013 include the accounts of Kiwibox.com, Inc. and the activities of its former subsidiary, KWICK! Community GmbH & Co. KG (“Kwick”). Any significant inter-company balances and transactions were eliminated.

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

Foreign Currency Translation

Income and expense items of the Company’s former foreign subsidiary operations were translated at the weighted average exchange rates prevailing during the three and nine months ended September 30, 2013. Gains and losses, if any, resulting from foreign currency transactions are included in the results of operations during that period.

 Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $1,466 and $ 2,083 for the three and nine months ended September 30, 2014 and $946 and $54,621 for the same periods in 2013, respectively.

Evaluation of Long Lived Assets

Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

Any impairment of the Company’s internally-developed software is recognized and measured in accordance with the provisions of ASC 360-10-35, Intangibles-Goodwill and Other, Internal-Use Software, Subsequent Measurement, which requires that assets be grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets. The guidance is applicable, for example, when one of the following events or changes in circumstances occurs related to computer software being developed or currently in use indicating that the carrying amount may not be recoverable.

Kiwibox.Com, Inc. and Subsidiary

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

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, "Earnings Per Share" is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 102,503,240 common shares at September 30, 2014, comprised of 24,500,000 shares issuable upon exercise of stock purchase warrants, 4,500,000 shares issuable upon exercise of stock options, 729,537 shares

Kiwibox.Com, Inc.

Notes to Consolidated Financial Statements

exercisable upon conversion of convertible preferred shares, and 72,773,703 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest, convertible at the option of four debt holders at a price of 50% of the average closing price for the preceding 10 days, represent totals which would yield in excess of 5.8 billion shares if fully converted at September 30, 2014. However, the respective notes, all of which were issued to these investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the period, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

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

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in these accounts may, at times, exceed the federally insured limits. At September 30, 2014 and December 31, 2013, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The

Kiwibox.Com, Inc.

Notes to Consolidated Financial Statements

Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. PREPAID EXPENSES

Prepaid expenses consist of the following at:

	September 30, 2014	December 31, 2013
Consulting Fees	$55,000	$110,000
Business insurance	3,571	10,620
Payroll	8,493	0
Other	548	548
	$67,612	$121,168

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	September 30, 2014	December 31, 2013
Furniture	$ 14,322	$ 14,322
Leasehold Improvements	24,130	24,130
Equipment	75,653	73,138
	114,105	111,590
Less accumulated depreciation	109,148	105,795
Total	$ 4,957	$ 5,795

Depreciation expense charged to operations was $3,353 and $61,493 in the first nine months of 2014 and 2013, respectively.

6. INTANGIBLE ASSETS

	September 30, 2014	December 31, 2013
Website development costs	$ 254,264	$ 254,264
Less accumulated amortization	254,264	251,688
Total	$ 0	$ 2,576

Amortization expense for the nine months ended September 30, 2014 and 2013 was $2,576 and $59,710, respectively.

7. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

On December 10, 2013, the company signed an equity purchase agreement with Marcus Winkler to sell to him eighty (80%) percent of the equity of its German subsidiary, Kwick. Pursuant to the terms of the agreement, the purchaser paid 36,000 Euros as the purchase price and the company was required to obtain shareholder approval of the sale as required under applicable Delaware Law. The majority shareholder approval was obtained on December 18, 2013. In addition, the Company and Mr. Winkler signed a Lock-Up and Standstill Agreement pursuant to the general terms of which the Company agreed not to participate in the management, operations or finances of Kwick, which shall be exclusively managed and under control of the purchaser. Accordingly, the Company’s minority ownership position shall be subject, in all respects, to the exclusive control of the purchaser. Mr. Winkler also has investment and voting control over

Kiwibox.Com, Inc.

Notes to Financial Statements

Kreuzfeld Ltd., a major creditor of the company, which holds a Class AA convertible promissory note with an outstanding balance (including accrued interest) of $4,534,473 as of September 30, 2014.

7. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY (continued)

Due to the significant reduction in the Company’s percentage of controlling interest in Kwick (down to 20%), coupled with the contract restrictions over voting rights and management of the operations of Kwick subsequent to December 18, 2013, the Company recognized the deconsolidation of Kwick as of that date, resulting in a loss on deconsolidation of $253,557, and now carries the investment in Kwick under the cost method of accounting. Due to the significant reductions in fair value of this reporting unit that were considered other than temporary, and impairment of the related goodwill, the carrying value of this cost method investment was zero at December 31, 2013 and September 30, 2014.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	September 30, 2014	December 31, 2013
Accrued interest	$ 2,953,034	$ 2,158,274
Accrued payroll, payroll taxes and commissions	2,492	18,585
Accrued professional fees	157,099	116,900
Accrued rent/deferred rent obligation	12,324	11,789
Miscellaneous accruals	-	20,735
Total	$ 3,124,949	$ 2,326,283

9. OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Obligation for warrants granted for compensation	$100,000	$100,000
600,000 common shares issuable to a consultant who was a director of the company, for services rendered.	36,000	36,000
900,000 (2014) and 0 shares (2013) common Shares, and 2,900,000 (2014) and 2,900,000 (2013) Stock options issuable to two officers of the Company Pursuant to their respective employment agreements	60,908	56,858
6,300,000 (2014) and 5,400,000 (2013) stock options issuable to one director who also serves as the Company’s general counsel	65,340	56,430
1,000,000 warrants granted on the Pixunity.de asset Purchase	10,000	10,000
	$272,248	$259,288

Kiwibox.Com, Inc.

Notes to Consolidated Financial Statements

10. LOANS PAYABLE

The Company (Formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at September 30, 2014 and December 31, 2013:

On December 4, 1996, The company (Formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000
Total	$75,000

11. NOTES PAYABLE

	September 30,	December 31,
	2014	2013
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000
From September 2008 through September 2014 five creditors loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 and April 2011 and August 2012 (see Note 13).	10,708,699	9,918,699
During 2011, a shareholder loaned the company $340,000 under demand notes at 10%.	340,000	340,000
Total	$11,073,699	$10,283,699

Kiwibox.Com, Inc.

Notes to Consolidated Financial Statements

12. LONG-TERM DEBT

Long-term debt as of September 30, 2014 and December 31, 2013 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529
Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$-

13. DERIVATIVE CONVERSION FEATURES

On July 27, 2010, the Company issued two Class A Senior Convertible Revolving Promissory Notes (“Class A Notes”), one to Cambridge Services, Inc., in the principal amount of $683,996, consolidating the series of loans (and related accrued interest) made to the Company since June 26, 2009, and one to Discover Advisory Company, in the principal amount of $1,160,984, consolidating the series of loans (and related accrued interest) made to the Company since September 19, 2008 and including advances through September 30, 2010. Each of these promissory notes are due on demand, accrue interest at the rate of 10%, per annum, are convertible (including accrued interest) at the option of each lender into Common Stock of the Company at 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001 (the "Conversion Price"). Both promissory notes contain conversion caps, limiting conversions under these notes to a maximum beneficial ownership position of Company common stock to 9.99% for each lender. Each of these notes contains Company covenants, requiring the lenders’ prior written consent in order for the Company to merge, issue any common or preferred stock or any convertible debt instruments, declare a stock split or dividends, increase any compensation to its officers or directors by more than five (5%) during any calendar year. During the three and nine months ended September 30, 2014 no debt was converted.

The Company renegotiated certain outstanding promissory notes with its four major creditors, Discover Advisory Company of the Bahamas (“DAC”), Kreuzfeld Ltd. of Switzerland (“Kreuzfeld”), Cambridge Services, Inc. of Panama (“CSI”) and Vermoegensverwaltungs-Gesellschaft Zurich LTD of Switzerland (“VGZ”). As of August 1, 2012, the Company authorized the issue of a new series of corporate notes, the Class AA Senior Secured Convertible Revolving Promissory Notes, dated as of August 1, 2012 (the New Note(s)”) and issued New Notes: (1) to DAC, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated July 27, 2010, in the original principal amount of $1,080,984, now cancelled, which had an outstanding balance due (including accrued interest) of $3,952,008 as of December 31, 2013 and $4,192,975 at September 30, 2014; (2) to Kreuzfeld, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 16, 2011, in the original principal amount of $2,000,000, now cancelled, which had an outstanding balance due (including accrued interest) of $4,267,834 at December 31, 2013 and $4,534,473 at September 30, 2014; (3) to CSI, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated August 1, 2011, in the original principal amount of $1,303,996, now cancelled, with an outstanding balance due (including accrued interest) of $2,729,435 as of December 31, 2013, and $3,723,636 at September 30, 2014 and; (4) to VGZ, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 30, 2010, in the original principal amount of $2,000,000, now cancelled, with an outstanding balance due (including accrued interest) of $955,159 as of December 31, 2013 and $1,012,897 at September 30, 2014.

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

On February 28, 2012 the Company signed a convertible note with Michael Pisani. This was a 1 year note that was convertible at $0.025 per share in the amount of $50,000. In the event that any portion of any outstanding Company promissory note, preferred share, warrant or stock option held of record by a non-affiliate of the Company is converted, exercised or exchanged for common shares of the Company at a conversion price or conversion rate less than $0.025 per one (1) common share anytime any part of the outstanding principal amount of this note is outstanding, the conversion rate of this note shall automatically be adjusted to such lower conversion rate. The Company evaluated this conversion contingency under the guidance at ASC 815-40-15 and determined that this conversion feature should be bifurcated from the host contract and measured at fair value. The Company valued this conversion feature utilizing a Black-Scholes valuation model and a probability analysis with regard to the reset provision of the conversion price. The Company determined the initial value to be $55,241, with $50,000 recorded as a debt discount and the remainder as interest expense-derivative conversion features. The discount was amortized over the life of the note. A total of $8,333 in amortization expense was recorded during the nine months ended September 30, 2013. As of December 31, 2013 this debt plus accrued interest was paid in full .

The Company accounted for the conversion features underlying these convertible debentures in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of new debentures issued to these holders plus accrued interest during the nine months ended September 30, 2014 under these terms at the relevant commitment dates to be $1,664,218 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in expense of $(121,827) for the nine months ended September 30, 2014, which is included in Other Income (Expense) in the accompanying financial statements. The fair value of these derivative conversion features was determined to be $13,610,624 at September 30, 2014.

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

2014    $11,845

2015     47,854

2016     49,289

2017     50,768

2018     47,847

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

Our total rent expenses were $62,108 and $92,070 during the nine months ended September 30, 2014 and 2013, respectively.

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

.

In the nine months ended September 30, 2014 and September 30, 2013 this officer was granted 900,000 shares.

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

15. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2014, the Company sold advertising space on its Kiwibox.com website to Kwick totaling $27,053, the balance due from Kwick at September 30, 2014 is $18,469. Kwick is majority-owned by Mr. Winkler, who in turn is a related party of the Company (see Note 7).

During the nine months ended September 30, 2014 and 2013 one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $29,781 and $45,000 respectively, for legal services. The director also received 100,000 common stock options per month during the three and nine month periods ended September 30, 2014 and 2013, valued at $2,970 and $8,910, respectively in each year.

During the three and nine months ended September 30, 2014 and 2013 we incurred aggregate expenses of $75,658 and $241,415 and $155,256 and $311,579 respectively, to companies controlled by the Chief Executive Officer, for website hosting, website development, server farm installations and technical advisory services.

Through September 30, 2014, approximately 9.99% of the voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, LTD and Vermoegensverwaltungs-Gesellschaft Zurich LTD. (VGZ) of Switzerland. Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, LTD and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2014, 2013 and 2012. During the three months and nine months ended September 30, 2014 Cambridge Services, Inc advanced an additional $230,000 and $790,000. At September 30, 2014, $3,221,722 and $3,150,060 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $3,564,959 and $771,958 owed to Kreuzfeld, Ltd. and VGZ, respectively.

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

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange-traded securities and exchange-based derivatives.

Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market data. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-exchange-based derivatives, mutual funds, and fair-value hedges.

Level 3 unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently- traded, non-exchange-based derivatives and commingled investment funds and are measured using present value pricing models. The company values the conversion liabilities using the Black-Scholes model and the assumptions are updated using independent data such as the risk free rate, volatility and expected life for each valuation date based on changes over time.

The following table reconciles, for the nine months ended September 30, 2014, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Conversion Liability at January 1, 2014	$12,068,233
Value of beneficial conversion features of new debentures	1,664,218
Change in value of beneficial conversion features during period	(121,827)
Reductions in fair value due to principal conversions	-
Conversion Liability at September 30, 2014	$13,610,624

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the recognition of the conversion liability.

Kiwibox.Com, Inc.

Notes to Financial Statements

18. SUBSEQUENT EVENTS

During October 2014 and through November 7, 2014 we received $80,000 of working capital from accredited investors, which are covered by convertible promissory notes.

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

Our former subsidiary, Kwick, has negotiated with Triple Double U (“TDU”) – an exclusive German online advertisement company – an exclusive online advertisement agreement for the Kiwibox network for web and mobile advertisements. This “Ads-Delivery” has been transferred to and integrated into the Kiwibox platform in January 2014. This new agreement has resulted in an increase in advertising revenue in this third quarter 2014. The Company attaches great importance to its technology developments and continues to follow the top social network market leaders with technology upgrades, providing its users with an alternative social networking opportunity.

Potential Revenue Streams and Marketing Strategy

Currently we generate the majority of our revenue from advertising/sponsorships.  We anticipate continued revenue growth from increased membership activity and our revitalized website as we continue to implement new marketing strategies. Our software and networking technologies, primarily incorporated during 2013, now permit our mobile devices to accept and receive direct advertising through our exclusive online advertising agreement with TDU. Kiwibox has constructed a new revenue stream through its members mobile devices based on the delivery of our Kiwibox original, editorial content, supported with the new advertisement-profiles. Overall, we have equipped the entire website with the newest state-of-the-art advertising features which enable sponsors to self-direct their message to specific target audiences based on gender, age, geographic region, education, and interests.

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

The operating expenses, not including stock-based compensation, are at a level of approximately $98,000 per month.

Results of Operations for the Three and Nine Months Ended September 30, 2014 Compared to the Three and Nine Months Ended September 30, 2013

For the three and nine months ended September 30, 2014, total revenues amounted to $7,579 and $27,078, respectively compared to $212,570 and $790,657 recorded in the same periods in 2013. This decrease is a result in the deconsolidation that occurred when 80% of Kwick was sold in 2013 (see Note 7 of Financial Statements).

Gross Profit (Loss) for the three and nine months ended September 30, 2014 amounted to $2,427 and $13,136, respectively, after accounting for $5,152 and $13,942 respectively, in cost of sales. After deducting selling and general and administrative expenses of $270,436 and $898,860 for the three and nine months ended September 30, 2014, compared to $357,722 and $1,172,067 recorded in the same period in 2013 (excluding the goodwill impairment in 2013), the Company realized operating losses of $268,009 and $885,724 for the three and nine months ended September 30, 2014 compared to operating losses of $2,815,128 and $7,124,302 in the same periods in 2013. The decline in selling and general and administrative expenses was the result of the deconsolidation of Kwick!

The quarter concluded with a net loss of $656,147 for the quarter and net loss of $3,224,386 for the first nine months of 2014. After accounting for dividends accrued on outstanding preferred stock which totaled $38,447, the net loss applicable to common shareholders for the nine months ended September 30, 2014 was $3,262,833 or $0.005 per share compared to a net loss applicable to common shareholders of $5,819,755 or $0.009 per share for the same period in 2013.

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

Our deficit in working capital amounted to $29,146,932 at September 30, 2014, as compared to $25,887,308 at December 31, 2013. Stockholders’ equity showed an impairment of $29,122,850 at the end of the period, compared to an impairment of $25,860,017 at the beginning of the year. The negative cash flow from operations during the nine months totaled $819,791 and was financed by new debt.

The Company had $8,408 of bank debt as of September 30, 2014. Aside from trade payables and accruals, our remaining indebtedness at September 30, 2014 consisted of certain notes and loans aggregating $11,148,699, liabilities for derivative conversion features of $13,610,624, amounts due to related parties of $62,464, and the following obligations. The position “Obligations to be settled in stock” of $272,248 accounts for common shares due under consulting agreements, and for services to be settled in common stock options and warrants, where the underlying securities had not yet been issued. Current liabilities also include $722,839 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

As of September 30, 2014, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of September 30, 2014, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of September 30, 2014 and December 31, 2013 and the related statements of operations, and cash flows for the three and nine months ended September 30, 2014 and 2013, in conformity with generally accepted accounting principles.

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

Changes in Internal Controls over Financial Reporting

Other than as stated above, during the quarter ended September 30, 2014, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 3       DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $722,839. These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

Item 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- None

Item 5       OTHER INFORMATION

- None

Item 6       EXHIBITS AND REPORTS ON FORM 8-K

(a)

Exhibits

During the third quarter in 2014, the Company filed the following reports on Form 8-K:

On October 8, 2014, the Company filed a current report on Form 8-K, announcing an operational update for the third quarter.

31.01.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014

31.02.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014.

32.01.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2014.

(b)	Reports on Form 8-K: On October 8, 2014, the Company filed a current report on Form 8-K, announcing an operational update for the third quarter.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 10, 2014		Kiwibox.Com, Inc.

	By:	/s/ Andre Scholz
Andre Scholz
Chief Executive Officer

Date: November 10, 2014		Kiwibox.Com, Inc.

	By:	/s/ Craig S. Cody
Craig S. Cody
Chief Financial Officer

