Form 10-K
period 2014-12-31
Kiwibox.Com, Inc.
filed 2015-04-15
CIK 838796

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2014

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

330 W. 42nd Street, #3210, New York, New York 10036

Address of Principal Executive Offices Zip Code

(347-836-4727

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The Registrant’s revenues for the fiscal year ended December 31, 2014 were $36,755.

Common stock, par value $.0001 per share (“Common Stock”), was the only class of voting stock of the Registrant outstanding on April 15, 2015. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on April 15, 2015, the aggregate market value of the shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on April 15, 2015, was approximately $6,836,931. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

As of April 15, 2015 683,693,060 shares of Common Stock, $.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

1

KIWIBOX.COM, INC.

PART I

ITEM 1: BUSINESS

Section 1.1 The Company

Kiwibox.Com, Inc. (the “Company”) was incorporated as a Delaware corporation on April 19, 1988 under the name Fortunistics, Inc. On November 18, 1998, the Company changed its name to Magnitude Information Systems, Inc. On December 31, 2009, the Company changed its name to Kiwibox.Com, Inc.

On August 16, 2007 the Company acquired all outstanding shares of Kiwibox Media, Inc., a social media network dedicated to young adults.

The Company, its subsidiary Magnitude, Inc. and Kiwibox Media Inc. were separate legal entities until December 31, 2009, with Kiwibox Media, Inc. being a wholly owned subsidiary. The 1% of Magnitude, Inc. not owned by the Company constituted a minority interest which was valued at $0. On December 31, 2009, the two subsidiaries Magnitude, Inc. and Kiwibox Media, Inc. merged into the Company.

On September 30, 2011, Kiwibox.com acquired the German based social network Kwick! (see Note 1 of the Financial Statements). On December 18, 2013 the company sold 80% of its ownership interest in Kwick! (see Note 1 of the Financial Statements).

The Company is currently subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934. The Company has the authority to issue an aggregate of One Billion Four Hundred Million (1,400,000,000) Common Shares, par value $.0001, following an increase from 700,000,000 shares, authorized by the Company on January 29, 2009, with authorization to issue up to Three Million (3,000,000) “blank check” Preferred Shares, par value $.001, of which at December 31, 2011, Two Thousand Five Hundred (2,500) were designated as Cumulative Preferred Shares, par value $.001; Three Hundred Thousand (300,000) were designated as Series A Senior Convertible Preferred Stock, par value $0.001; Three Hundred Fifty Thousand (350,000) were designated as Series B Senior Convertible Preferred Stock, par value $0.001; One Hundred Twenty Thousand (120,000) were designated as Series C Senior Convertible Preferred Stock, par value $0.001; Five Hundred Thousand (500,000) were designated as Series D Senior Convertible Preferred Stock, par value $0.001; Five Hundred Thousand (500,000) were designated as Series E Senior Convertible Preferred Stock, par value $0.001, and Forty-Three Thousand Six Hundred Ten (43,610) were designated Series G Senior Convertible Preferred Stock

As of December 31, 2014, there were outstanding 683,693,060 Common Shares, 1 Cumulative Preferred Share, and 85,890 Convertible Preferred Shares.

Description of Business

Overview

On December 31, 2009 Magnitude Information Systems, Inc. changed its name to Kiwibox.Com, Inc.

We own and operate “Kiwibox.com”, a social networking website. Initially launched in 1999, Kiwibox.com is an online social networking community. Kiwibox has a regional-based advertising-system that allows target-group-optimized ads for advertisers and sponsors.

Kiwibox Operations

Kiwibox.com is a social network for young adults all around the world for web based - and mobile usage. A community to find new friends and to meet new people online and in the real world. Kiwibox continues to follow the mobile trend by updating its mobile applications to keep members engaged across its multiple platforms. Unlike traditional social networking sites such as MySpace and Facebook, Kiwibox combines "magazine" content and social networking technology in its website, creating attractive topics for its membership to peruse and enjoy. Kiwibox provides advertisers with a superior, worry-free advertising platform with Profile targeted technology to reach Webbrowser based and mobile Apps Customers.

The Company has successfully integrated Pixunity, a photo-sharing apploication, to the US market and will continue to add enhancement features throughout the year. At the same time we continue to increase our market presence. Our promotional teams, both inside and outside of New York City, continue to develop partnerships with event organizers and businesses along the West Coast of the United States and plan further expansion of these types of market alliances thoughout 2015.

Our operating expenses, not including stock-based compensation, are at a level of approximately $100,000 per month. (see sections “Loans and Notes Payable”).

Kiwibox shall continue to rely upon its advertising agreement with Triple Double U (”TDU”), an exclusive German online advertising agency, which agreements have been negotiated by out former subsidiary, Germany-based Kwick, for the Kiwibox network for web and mobile advertisements. Integrated last year, this “Ads-Delivery” program has resulted in an increase in advertising revenue during fiscal year 2014.

Overall, we have equipped our entire Kiwibox.com website with the newest state-of-the-art advertising features which enable sponsors to self-direct their message to specific target audiences based on gender, age, geographic region, education, and interests. Included in this array of features is our “search and be found” function, incorporating Search-Engine optimization with privacy options that improves search results.  We focused our developed in 2013 and further enhanced during 2014 to facilitate friends’ searches and establish networks of users on a global basis.

Potential Revenue Streams and Marketing Strategy

Currently we generate the majority of our revenue from advertising/sponsorships. We anticipate revenue growth from increased membership activity and our revitalized website as we continue to implement new marketing strategies. Our software and networking technologies we incorporated during the last 2 years now permit our mobile devices to accept and receive direct advertising. Our social networks permit us to work with potential advertisers to identify the right member groups for direct target advertising, a marketing channel that is readily accessible to our social media community.

Our continuing membership growth is fueled by infiltrating our users into local event venues where they participate and simultaneously communicate with our social network via the regular deployment of our cutting-edge App updates. As a result, the Kiwibox network enjoys continuing user sign-ups and continuing loyalty of users to our social network. Due to our long-time experience with our German affiliate, the KWICK! Community (“Kwick”), we were able to fulfill the front-end and back-end needs for this remarkable growth!

Community means social network – and thrives on membership networking. Our new website is based on the latest web technology which makes it easier for users to stay connected and to interact with each other. Most importantly, our website features permit our community members to stay informed in “real” time about events and parties in areas we are targeting through our promotional teams.

The results of our year-long marketing efforts clearly shows the following positive trends in the growth of our community at December 31, 2014:

·                     Active Members – Our Kiwibox.com website has 3.54 Million Active Members as of December 31st 2014, an increase of approximately 32 % over fiscal year 2013. Active users are those which have logged in to Kiwibox.com during the last 30 days.

·                     New Registrations – We had 517,178 new registrations for the quarter ended December 31, 2014, an increase of approximately 105% over third quarter results. New registrations represent a participant’s initial registration on our Kiwibox.com website as a new member: we averaged 8,000 new user registrations per day during this 4th quarter 2014!

·                     Unique Visitors- – For the quarter ended December 31, 2014, we had 5.07 Million Unique Visitors to our Kiwibox.com website, an increase of approximately 3% over third quarter results. Unique Visitors refers to the number of distinct individuals requesting pages from our Kiwibox.com website during a specific period, regardless of how often they visit. Visits refers to the number of times our Kiwibox.com website is visited, no matter how many visitors make up those visits.

·                     Page Impressions – We had 483.4 Million Page Impressions during the last quarter of 2014, an increase of approximately 1 % over the prior quarter. Generally, Page Views refer to a number of pages which are viewed or clicked on our Kiwibox.com website during 2014.

·                     Guestbook Entries – For the quarter ended December 31, 2014, Kiwibox.com had 143.3 Million Guestbook Entries, an increase of approximately 386% from the previous quarter. A Guestbook is a logging system that permits visitors to our Kiwibox.com website to leave a public comment.

·                     Blog Entries – Our Kiwibox.com website members and visitors entered 95.4 Million Blog Entries during the last quarter of 2014, an approximate 264% increase over the prior quarter. A Blog Entry is a message entered in our Kiwibox.com.

Market Position

The Kiwibox Network is in a unique position because it combines the excitement of a dating community with the benefits and accessibility of a real social network. The Kiwibox Network encourages members to explore local events in their area, connect with other members and enjoy the additional member exclusive benefits the social network is offering, such as games, blogging, chatting, picture-sharing and online-flirting. This community behavior binds users to the platform and is the base for our viral marketing.

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

Competition

Our primary competitors are other online social networks, including Facebook, Instagram, Tinder and tumblr. Facebook is widely considered as the industry leaders, however, recently statistics and strategic announcements have indicated a shift in the target audience from teens and college students to a much broader and more adult demographic, because of their international focus. We plan to distinguish ourselves by targeting the US-market and by combining the social-network advantages with user generated content – from users to users, while stressing the community feeling. As these other social networks have made changes to their websites we have been able to capitalize on the disenfranchised users and bring them into our online community.

Technology Development

The Company attaches great importance to its innovative technology developments and continues to follow the top social network market leaders with technology upgrades, providing its users with an alternative social networking opportunity.

The Kiwibox Network is focusing on the fast growing mobile usage phenomenon, being online with friends everytime and everywhere. The Kiwibox Network released multiple updates in the 4th quarter for its iOS and Android Applications. At present, more than 700,000 company Apps are installed in our social media marketplace. Our entire Event page was redesigned during the last quarter of 2014, targeted to generate income based on direct advertisement sales with partners and not through the Banner Ads market. In 2015, Kiwibox plans to optimize the Ads-Sales by organizing a department dedicated to target group based editorial and exclusive Ads-Sales.

Intellectual Property

The Kiwibox.com web and mobile software and other related intellectual property rights are important assets. We hold the Internet domain names Kiwibox.com, Kiwibox.net, Kiwibox.org, as well as other country-code top level domains and feature-based domains like 4kiwi.com.

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

Currently, we have 4 employees.

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

Doubt Raised About our Ability to Continue as a Going Concern.

Our financial statements have been presented on the basis that we will remain a going concern and that our assets will increase and that we will satisfy our liabilities in the normal course of our business. Kiwibox has had minimal revenues and/or has incurred operating losses during the fiscal years ended December 31, 2010, 2011, 2012, 2013 and 2014. Our independent auditors have concluded that these factors create an uncertainty about our ability to continue as a going concern. Our ability to continue as a going concern is dependent, among other factors, on our continued success in raising capital.

Need for Additional Capital; Short-Term Viability of Company

Our operations require immediate investment of equity capital or loans to continue to operate. If we can not secure funds in the short-term, we will be required to close our entire business operations and our website.

Assuming we can receive a current investment or loans to fund our immediate operational needs, our Kiwibox website business’s future capital requirements will depend on many factors, including the degree to which teenagers use the kiwibox.com Website and the degree to which Kiwibox is able to generate revenues from users of its site. We expect to require additional financing before we achieve a profitable level of operations; however, there is no assurance that such funding will be available on acceptable terms, or at all.  If we elect to sell equity to raise additional funds, there is no assurance that additional equity can be sold on terms favorable to the Company and to its existing shareholders, with the result that existing shareholders may incur substantial dilution. Without the necessary funding, we may be required to delay, reduce or terminate some or all of our Kiwibox website business or our efforts to obtain additional funding.

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

Absence of Dividends

We have not paid any dividends on our common stock and we are not likely to do so in the foreseeable future. We presently intend to retain earnings for use in growing our business. We may pay for some of our future expansion through debt financing, in which case lenders traditionally prohibit the payment of any such dividends. We also are prohibited from paying dividends on our common stock before we have paid all dividends accrued on our preferred stock, which accruals amounted to $735,655 at December 31, 2014. Investors should be aware, therefore, that the Company intends to re-invest any earnings back into our business for the foreseeable future and that they should have no expectations of receiving any dividends on the common shares they may purchase.

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

None.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

SHAREHOLDER MATTERS

(a) Market Information

The Company’s common stock currently trades on the Electronic Bulletin Board of the OTC market, under the symbol KIWB. The following table sets forth, for the calendar quarters indicated, and for the last three years, the high and low sales prices for the Company’s common stock.

		OTC-BB
	Low/Bid		High/Ask
2012
First Quarter ……………..	$0.03		$0.05
Second Quarter …………..	0.02		0.04
Third Quarter.....................	0.01		0.02
Fourth Quarter...................	0.01		0.02

2013
First Quarter ……………..	$0.003	$0.01
Second Quarter …………..	0.00	0.01
Third Quarter.....................	0.003	0.01
Fourth Quarter...................	0.003	0.01

2014
First Quarter ……………..	$0.002	$0.006
Second Quarter …………..	0.002	0.005
Third Quarter.....................	0.002	0.009
Fourth Quarter...................	0.001	0.004

(b) Shareholders

As of April 15, 2015, there were approximately 356 shareholders of record for the Company’s Common Stock. The number of record holders does not include shareholders whose securities are held in street names.

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

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2010 through 2014 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

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

Balance Sheet

	December 31,
	2014	2013	2012	2011	2010

Total assets	$ 309,294	$ 157,366	$ 6,877,123	$ 8,243,931	$ 166,436
Current liabilities	30,894,601	26,017,383	25,910,042	16,326,319	6,181,044
Long-term debt	-	-	-	-	-
Working capital	(30,608,081)	(25,887,308)	(25,475,653)	(15,505,560)	(6,145,931)

Stockholders’ equity (impairment)	$(30,585,307)	(25,860,017)	$(19,032,919)	(8,211,778)	(6,014,608)

Statement of Operations

		For the Year Ended December 31,
	2014	2013	2012	2011	2010
Total revenues	$ 36,755	$934,219	$ 1,469,705	$ 599,615	$ 2,039
Operating loss	(1,181,252)	(7,404,934)	(1,671,156)	(1,500,610)	(1,181,626)
Net loss	(4,674,027)	(6,953,532)	(14,010,332)	(5,900,537)	(3,972,372)
Net loss after dividends on preferred shares	(4,725,290)	(7,004,795)	(14,061,595)	(5,951,800)	(4,023,635)
Net loss per common share	$ (0.007)	$ (0.01)	$ (0.022)	$ (0.011)	$ (0.008)
Number of shares used in computing per share data	683,693,060	680,961,142	650,715,901	522,090,046	494,315,316

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

Based on its market surveys, the Company’s business plan focused on increasing its regional membership during 2014. These efforts in the New York City membership market have resulted in an increased membership growth during 2014. The Company intends to continue its marketing efforts in this region through a series of street promotion and event organizing in 2015. The Company has developed a number of partnerships with event organizers and businesses along the east coast of the United States and plans further expansion of these types of market alliances.

The Company attaches great importance to its innovative technology developments and continues to follow the top social network market leaders with technology upgrades, providing its users with an alternative social networking opportunity in the web and through mobile apps. Kiwibox was one of the first social networks that integrated its mobile-apps for social mobile advertising in its mobile-apps, to account for the fast growing movement to mobile applications from fixed site usage. We are continuing to optimize this website and develop mobile applications to keep these users engaged across multiple platforms. At present, more than 500,000 company Apps are installed in our network for our community and our market. Kiwibox plans to release various monthly updates for its existing Apps and another two new mobile Apps by the end of the year. We plan to integrate in-App shopping to be less dependent on the advertisement market.

Our continuing membership growth is fueled by infiltrating our users into local event venues where they participate and simultaneously communicate with our social network via the regular deployment of our cutting-edge App updates. As a result, the Kiwibox network enjoys continuing user sign-ups and continuing loyalty of users to our social network. Due to our long-time experience with our German affiliate, the KWICK! Community (“Kwick”), we were able to fulfill the front-end and back-end needs for this remarkable growth.

Our former subsidiary, Kwick, has negotiated with Triple Double U (“TDU”) – an exclusive German online advertisement company – an exclusive online advertisement agreement for the Kiwibox network for web and mobile advertisements. This “Ads-Delivery” has been transferred to and integrated into the Kiwibox platform in January 2014.

While the disposition of our former subsidiary Kwick has resulted in a loss of overall advertising revenue, this new agreement has resulted in an increase in advertising revenue in 2014 for the parent company’s operations. The Company attaches great importance to its technology developments and continues to follow the top social network market leaders with technology upgrades, providing its users with an alternative social networking opportunity.

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

Results of Operations for the Twelve Months Ended December 31, 2014 Compared to the Twelve Months Ended December 31, 2013

Our website presence is not yet supported by a volume of active members-users that would provide a basis for significant growth in advertising revenues. For the year ended December 31, 2014, total revenues amounted to $36,755 compared to $934,219 in 2013. Revenues in 2013 were derived almost entirely from the Kwick! operations, which were acquired on September 30, 2011. The Company deconsolidated the operations of Kwick! in December 2013.

Gross Profit amounted to $5,349 after considering $31,406 costs of revenue. After deducting selling, general and administrative expenses of $1,186,600 compared to the $7,746,830 (which included $6,138,210 impairment of goodwill) recorded in 2013, the Company realized an operating loss of $1,181,251 compared to an operating loss of $7,404,934 in 2013. After deducting the prior year impairment of goodwill, the disposition of the former subsidiary Kwick is the main reason for the large decrease in operating expenses. For the year 2015 management expects operating expenses to remain steady and an expected increase in revenues due to new mobile advertising, this will start a process of putting the company on a path towards eventually eliminating the erosion of shareholder value.

The major item included in non-operating income and expenses was a charge of $2,444,269 accounting for the intrinsic value of the beneficial conversion feature associated with convertible debt. We also had a gain of $30,075 in connection with changes in the valuation of derivative liabilities, In 2013, included in non-operating income and expenses was a charge of $2,307,402 accounting for the intrinsic value of the beneficial conversion feature associated with convertible debt and a gain of $4,036,848 in connection with changes in the valuation of derivative liabilities, and a $253,557 loss on the deconsolidation of Kwick. In 2014, the year concluded with a net loss of $4,674,027. After accounting for dividends accrued on outstanding preferred stock which totaled $51,263 the net loss applicable to common shareholders was $4,725,290 or $0.007 per share, compared to a loss of $7,004,795 or $0.01 per share for the previous year.

Liquidity and Capital Resources

We have financed our business with new debt and equity capital since our cash flow is insufficient to provide the working capital necessary to fund our parent operations. In addition, we received $1,275,001 from short-term loans for continuing operations. We have an urgent need for working capital to fund our operations. If we are unable to immediately receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $30,608,081 at December 31, 2014, as compared to $25,887,308 at December 31, 2013. Stockholders’ equity showed an impairment of $30,585,307 at the end of the year, compared to an impairment of $25,860,017 at the beginning of the year. The cash flows used by operations totaled $(1,277,811) and was brought about primarily due to operating losses. We have no bank indebtedness at December 31, 2014. Our other indebtedness, excluding the other current liabilities described below, consisted of certain notes and loans aggregating $11,667,229, derivative conversion liabilities of $14,482,427 and advances from related parties of $65,909. The position “Obligations to be settled in stock” of $276,568 includes $130,568 for common shares and options accrued for certain officers and directors pursuant to their respective employment and remuneration agreements, and $146,000 for stock and warrants due under consulting agreements. Current liabilities also include $735,655 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

Item 9A(T).  Evaluation of Disclosure Controls and Procedures

In connection with the preparation of the Company’s Annual Report on Form 10-K, an evaluation was carried out by our management, with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2014.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to  management, included the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our evaluation of disclosure controls and procedures as of December 31, 2014, conducted as part of the Company’s annual audit and preparation of our annual financial statements, several deficiencies were identified which viewed in the aggregate, represent a material weakness.  As a result of this material weakness, described more fully below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were ineffective.

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

Management has conducted, with the participation of the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014.  Management’s assessment of internal control over financial reporting was conducted using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of December 31, 2014, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2014 and 2013 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2014 and 2013, in conformity with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal year ended December 31, 2014, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS

The names of all directors and executive officers of the Company are as follows:

Name	Positions	Term Served (Expires)

Andre Scholz	Director President, Chief Executive Officer Chief Technology Officer	May 13, 2009 to present August 1, 2010 to present May 13, 2009 to present

Joseph J. Tomasek	Director	Feb. 11, 1999 to present

Craig S. Cody	Chief Financial Officer	May 1, 2010 to present

Andre Scholz, Age 37 – Director, Chief Technology Officer. Andre Scholz has more than 16 years business experience in Internet, telecommunication technology and IT security. He holds an advanced degree from the University of Stuttgart and Konstanz in electronic engineering. Mr. Scholz is a consultant and well known technical expert for numerous social networks, communities and high-traffic sites, active around the world. He brings a wealth of social network and internet knowledge to Kiwibox. Mr. Scholz was co-founder of various internet exchange points and manages them until now. Since 1996 he is Managing Director of a carrier and Internet Service Provider in Stuttgart, Germany and since 2002 he is CEO of the Interscholz company group, Leonberg, Germany, which places private investments in and is managing and operating various companies.

Craig S. Cody, Age 52 – Chief Financial Officer. Effective as of May 4, 2010, Registrant promoted Craig S. Cody to serve as its Chief Financial Officer. Mr. Cody, a licensed Certified Public Accountant, had previously served as the Comptroller for the Registrant. In addition to managing an independent accounting and financial services business in New York for a diverse group of clients, he brings extensive management experience derived in the public sector. Mr. Cody holds a B.S. Degree in Accounting from the State University of New York.

Joseph J. Tomasek, Age 68 - Director. Mr. Tomasek was appointed a director in February 2000. Mr. Tomasek also serves as our General Counsel and coordinates our legal affairs in such role. In addition to serving in these Company positions, Mr. Tomasek represents U.S. and international clients in corporate and securities law matters. Mr. Tomasek received his Juris Doctor and Bachelor of Arts Degrees from Seton Hall University and a Certificate d'Etudes in European Studies from the University of Strasbourg, France. Mr. Tomasek is a member of the Bars of the States of New Jersey, and New York.

Family Relationships

There are no family relationships between any of the directors or executive officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company knows of no person, who at any time during the period from the date at which it filed its annual report on Form 10-K for the year ended December 31, 2014 to the present, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a), except for the annual statements of beneficial ownership of securities on Form 5 for the officers and directors of the Company which were filed late.

ITEM 11: EXECUTIVE COMPENSATION

2014 SUMMARY COMPENSATION TABLE

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of the Company during the year ended December 31, 2014, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time since 2012, as well as the most highly compensated employees who did not serve as executive officers since 2012. Compensation information is shown for the fiscal years ended December 31, 2014, 2013 and 2012:

(1)

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-Qualified Deferred Compensation Earnings ($) (h)	All Other Compen sation ($) (i)	Total ($)
Andre Scholz Chief Executive Officer, President, Director	2014 2013 2012	220,000 200,000 200,000	-- 2,000 2,500	5,400 8,040 30,600	- - -	- - -	- - -	- - -	225,400 210,040 233,100
Joseph J. Tomasek, Esq., Director and General Legal Counsel	2014 2013 2012	13,500 - -	- 1,250 2,500	- - -	11,880 11,880 11,880	- - -	- - -	34,288 33,708 60,000	59,668 46,838 74,380
Craig S Cody Chief Financial Officer	2014 2013 2012	74,500 73,500 91,000	- 1,250 2,500	- - -	- - -	- - -	- - -	3,500 17,500 5,000	78,000 92,250 98,500

All executive officers and named significant employees and directors as a group	2014 2013 2012	308,000 273,500 291,000	- 4,500 7,500	5,400 8,040 30,600	11,880 11,880 11,880	- - -	- - -	37,788 51,208 65,000	363,068 349,128 405,980

Andre Scholz 2014-2012: Andre Scholz joined the Company in May 2009, as our Chief Technology Officer and as a director. On August 1, 2010 Mr. Scholz took over as President and Chief Executive Officer. During 2014, we paid Mr. Scholz $220,000 as salary. He also has accrued 1,200,000 common shares, earning 100,000 common shares every month. These shares were accrued for and valued at $5,400. These shares had not been issued at December 31, 2014. During 2013, we paid Mr. Scholz $200,000 as salary. He also has accrued 1,200,000 common shares, earning 100,000 common shares every month. These shares were accrued for and valued at $8,040. During 2012, we paid Mr. Scholtz $200,000 as salary. He also has accrued 1,200,000 common shares, earning 100,000 common shares every month. These shares were for and valued at $36,000.

He also had accrued 500,000 common shares as a signing bonus and has been earning 100,000 common shares every month, beginning with May 15, 2009.

The terms of his consulting /employment agreement are included in our filing on Form 8-K of May 22, 2009 which is incorporated herein by reference to that filing. On November 21, 2014 the terms of his consulting agreement were extended through December 31, 2015. On January 1, 2014 the terms of his consulting agreement were extended through December 31, 2014 with no changes to the terms. In December 2013 the terms of his contract was updated to $220,000 annually.

Joseph J. Tomasek 2014-2012: During fiscal years 2014, 2013, and 2012, the Company incurred or paid $47,788, $33,708, $60,000 and $60,000, respectively, to Mr. Tomasek for legal services rendered to the Company. In 2014 Mr. Tomasek earned options for 1,200,000 restricted shares, valued at $11,880 pursuant to the Black-Scholes valuation formula. In 2013 Mr. Tomasek earned options for 1,200,000 restricted shares, valued at $11,880 pursuant to the Black-Scholes valuation formula. In 2012 Mr. Tomasek earned options for 1,200,000 restricted shares, valued at $11,880 pursuant to the Black-Scholes valuation formula. These options are earned at the rate of 100,000 options per month, beginning with April 2009.

Craig S Cody 2014- 2012: During the year 2014, Mr. Cody earned $78,000. During the year 2013, Mr. Cody earned $92,250. During the year 2012, Mr. Cody earned $98,500.

Stock Options:

No stock options were granted during 2012, 2013 or 2014 pursuant to the Company’s 1997 Stock Option Plan and 2000 Stock Incentive Plan, to any executive officers, directors, employees or to any beneficial owners of more than 10 percent of any class of equity securities of the Company. In addition, there were no stock options or warrants exercised by any officer, director, employee or any beneficial owners of more than 10 percent of any class of equity securities of the Company during 2012, 2013 or 2014.

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

Options Granted Outside of Stock Option Plans:

During 2014, one director who also serves as the Company’s general counsel earned 1,200,000 five-year stock options, exercisable at $0.05 per common share.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2014, for each of the persons covered under our Summary Compensation Table.

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards No. of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	No. of Shares or Units of Stock that have not vested	Market Value of Shares or Units of Stock that have not vested	Equity Incentive Awards, Shares, Units Or other Rights that have not vested	Equity Incentive Plan Awards: Market or Payout value of Unearned Shares,Units or other rights that have not vested

Joseph J. Tomasek, Director and General Legal Counsel	4,500,000	-	-	$0.05	03/31/15 to 9/30/18	-	-	-	-

Option Exercises and Stock Vested Table: None

Pension Benefits Table: None

Nonqualified Deferred Compensation Table: None

Pre-requisites Table: None

Compensation of Directors:

We did not pay any compensation to any of our directors for services rendered as directors during fiscal years 2014, 2013 and 2012

During 2014, 2013 and 2012, one outside director of the Company who also serves as the Company’s general and securities counsel, incurred or was paid an aggregate of $56,484, $46,838 and $74,380 respectively, for legal services.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us with respect to the beneficial ownership of Common Stock held of record as of December 31, 2014, by (1) all persons who are owners of 5% or more of our Common Stock, (2) each of our named executive officers (see “Summary Compensation Table”), (3) each director, and (4) all of our executive officers and directors as a group. Each of the stockholders can be reached at our principal executive offices located at 330 West42nd Street, Suite 3210, New York, New York 10036.

Title of Class*	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Directors and Executive Officers:

Common Stock	Andre Scholz	8,400,000	(2)	1.22%
	Pres./CEO/Director

	Joseph Tomasek	9,930,500	(3)	1.45%
	Director

	Craig Cody	1,250,000	(4)	0.18%
	Chief Financial Officer

All Directors and Officers as a Group:		19,580,500		2.9%
as a Group (3 persons)

Beneficial owners of more than 5% of Common Stock (exclusive of officers and directors):

Discover Advisory Company		68,300,937	(5)	9.99%
c/o Horymor Trust Corp. Ltd.
50 Shirley Street / P.O.Box N-341,
Nassau

Cambridge Services Inc.		68,300,937	(6)	9.99%
c/o TSZ Treuhandgesellschaft
Sauter & Co.
Suedstr. 11, CH-8034 Zurich, Switzerland

Markus Winkler 330 West 42nd New York, NY 10036		68,300,937	(7)	9.99%

 * The Company also has issued and outstanding as of December 31, 2014, 85,890 shares of its Senior Convertible Preferred Stock, with concentrations in excess of 10% for one or more of the holders of such stock, however, none of such shares bear any voting rights.

(1)

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock which such person has the right to acquire within 60 days of March 1, 2015. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any shares of Common Stock which such person has the right to acquire within such date, whether by exercise of stock options or warrants or conversions of other securities, are deemed to be outstanding and to be beneficially owned by the person holding such option, warrant or convertible security for purposes of computing such person’s percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.

(2) Consists of 7,600,000hares 400,000 shares accrued but not yet issued along with 400,000 shares issued in December 2014

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

All Directors of the Company hold office until the next annual meeting of the shareholders and until successors have been elected and qualified. Executive Officers of the Company are appointed by the Board of Directors at meetings of the Company’s Directors and hold office until they resign or are removed from office.

Family Relationships

There are no family relationships between any of the directors or executive officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company knows of no person, who at any time during the year ended December 31, 2014, was a director, officer, or beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a).

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2014 and 2013 one outside director of the Company who also serves as the Company’s general and securities counsel, incurred an aggregate $44,604 and $33,708, respectively, for each period for legal services. The director also received 100,000 common stock options per month during the year ended December 31, 2014, valued at $11,880. The director also received 100,000 common stock options per month during the year ended December 31, 2013, valued at $11,880. The balance due to this director at December 31, 2014 and 2013 was $10,552 and $9,620, respectively.

For the year ended December 31, 2014 and 2013 we incurred an aggregate $450,446 and $513,591, respectively, to companies controlled by the Chief Executive Officer of the Company, for website hosting, website development and technical advisory services, server farm installations and IT equipment purchases. The officer also earned 100,000 common shares per month during the year ended December 31, 2014 under a consulting agreement, valued at $5,400. During 2014, The officer received $220,000 in November 2014 for prepaid consulting fees towards 2015 under the terms of a consulting agreement. The balance due to this officer and/or his affiliated companies at December 31, 2014 and 2013 was $65,909 and $23,992, respectively.

During 2014 and 2013, approximately 10% of the Company’s voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, Ltd. and Vermoegensverwaltungs-Gesellschaft Zurich Ltd. (VGZ) of Switzerland. Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, Ltd. and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2013 and 2014. During the year ended December 31, 2013, VGZ converted $409,200 of debt.

During the year ended December 31, 2014, Cambridge Services Inc. advanced an additional $720,000, Discovery Advisory Company advanced $485,000 and Kreuzfeld, Ltd advanced $70,000. During the year ended December 31, 2013, Cambridge Services Inc. advanced $1,085,000 and Kreuzfeld, Ltd. advanced $60,000. At December 31, 2014, $3,706,722 and $3,080,060 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $3,634,959 and $771,958 owed to Kreuzfeld, Ltd. and VGZ, respectively.

During 2014, the Company loaned $30,000 to its former Subsidiary Kwick. At December 31, 2014 the full $30,000 was outstanding. Additionally, the Company through an advertising agreement with Triple Double U (TDU) has an ”Ads-Delivery” program whereby revenue is received through the former subsidiary Kwick. This revenue in 2014 amounted to $36,703. At December 31, 2014 $28,146 in A/R was outstanding.

The Company, through its former subsidiary, Kwick, was formally a party to a service agreement with JAUMO GmbH, Germany, a company partially owned by the former officers of Kwick. Kwick recognized approximately $93,174 in service revenue from this entity in the year ended December 31, 2013.

During 2013, a shareholder loaned Kwick $899,794 plus accrued interest of $19,849. These loans carry an interest rate of 6% and are payable on demand. A portion of this loan was used to pay off a bank line of credit. The balance was eliminated upon deconsolidation of the Company’s Kwick subsidiary.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Rosenberg Rich Baker Berman & Company ("Rosenberg") billed us in the aggregate amount of $46,680 and $52,925 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-K and 10-Q for the years ended December 31, 2014, and December 31, 2013, respectively.

AUDIT-RELATED FEES

Rosenberg did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2014, and December 31, 2013.

TAX FEES

Rosenberg billed us in the aggregate amount of $0, and $0 for professional services rendered for tax related services for the fiscal years ended December 31, 2014 and December 31, 2013, respectively.

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

(b) Reports on Form 8-K

During the fourth quarter in 2014, the Company filed the following reports on Form 8-K:

On October 9, 2014 the Company released a press release disclosing certain statistical accomplishments achieved during the third quarter 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIWIBOX.COM, INC.

By:	/s/ Andre Scholz	Date: April 15 , 2015
Andre Scholz
President and Chief Executive Office
(Principal Executive Officer),
Director

By:	/s/ Craig Cody	Date: April 15, 2015
Craig S. Cody
Secretary, Chief Financial Officer
(Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Joseph J. Tomasek	April 15, 2015
Joseph J. Tomasek, Director

/s/ Andre Scholz	April 15, 2015
Andre Scholz, Director

EXHIBIT INDEX

(A)	Financial Statements and Notes to Financial Statements

(3) (i)	Articles of Incorporation and Amendments thereto, incorporated herein by reference to Exhibits of previous filings with the Commission.

(3) (ii)	Bylaws of the Company, incorporated herein by reference to Exhibits of previous filings with the Commission.

10.25*	Copy of Agreement and Plan of Reorganization, Dated February 19, 2007, between the Company, Kiwibox Media, Inc. and the Kiwibox Shareholders, and Form of Employment Agreement for the Three Kiwibox Shareholders,

10.27*	Amendment No. 3 to Agreement and Plan of Reorganization, dated July 31, 2007 and Effective August 2, 2007.

10.28*	Preliminary Employment Agreement with Paul Farris, Dated September 19, 2007

10.29*	Amendment No. 4 to Agreement and Plan of Reorganization, dated as of December 3, 2007.

10.30*	Amendment No. 5 to Agreement and Plan of Reorganization, dated as of December 31, 2007.

10.31*	Standstill Letter Agreement, dated as of January 30, 2008.

10.32*	Standstill Letter Agreement, dated as of February 11, 2008.

10.33*	Amendment No. 6 to Agreement and Plan of Reorganization, dated as of February 28, 2008.

10.34*	Engagement Agreement, Dated June 27, 2008, between Tell Capital AG and the Company.

10.35*	Resignation Agreement, Dated August 19, 2008, between Ivan Tumanov and the Company.

10.36*	Form of Demand Notes issued by the Company to Lender, Discover Advisory Company.

10.36-1*	Form of corrected Demand Notes issued by the Company to Lender, Discover Advisory Company.

10.36-2	Form of Registrant’s Master Corporate Promissory Note, dated June 4, 2009, delivered and accepted by Discover Advisory Company, attached as an exhibit to Registrant’s Form 8-K filed with the Commission on June 12, 2009.

10.37	Copy of Stock Pledge Agreement, dated June 4, 2009, by and between Registrant and Discover Advisory Company- attached as an exhibit to Registrant’s Form 8-K filed with the Commission on June 12, 2009.

10.38	Copy of Consulting Agreement, dated June 1, 2009, between the Registrant, Kiwibox Media, Inc. and Andre Scholz attached as an exhibit to Registrant’s Form 8-K filed with the Commission on June 12, 2009.

10.39	Form of Registrant’s Securities Purchase Agreement, with Warrant as an Exhibit: attached as an exhibit to Registrant’s Form 8-K filed with the Commission on December 31, 2009.

10.40	Certificate of Ownership and Merger of Kiwibox Media, Inc. with and into Magnitude Information Systems, Inc., including Corporate Name Change, dated December 15, 2009 and as filed with the Secretary of State of Delaware on December 17, 2009. attached as an exhibit to Registrant’s Form 8-K filed with the Commission on December 31, 2009

10.41	Form of Class AA Senior Secured Convertible Revolving Promissory Note issued to Discover Advisory Company, Cambridge Services, Inc., VGZ and Kreuzfeld Ltd. On August 1, 2012, filed as Exhibit 10.41 to Registrant’s Form 10-K for the fiscal year ended December 31, 2014, filed with the Commission on May 20, 2014.

31.01A.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 15, 2015.

31.02A.	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 15, 2015.

32.01A.	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 15, 2015.

32.02A.	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 15, 2015.

*	Documents filed as exhibits to Registrant’s current reports, quarterly reports, annual reports and registration statements and amendments thereto with the U.S. Securities and Exchange Commission.

OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE

(a)	The Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2014, June 30, 2014, and September 30, 2014.

(b)	All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act since the Company’s fiscal year ended December 31, 2010

Kiwibox.Com, Inc.

Financial Statements

December 31, 2014 and 2013

Kiwibox.Com, Inc.

Index to the Financial Statements

December 31, 2014 and 2013

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets	F-3

Statements of Operations	F-4

Statements of Stockholders Equity (Impairment)	F-5 - F-6

Statements of Cash Flows	F-7 - F-8

Notes to the Financial Statements	F-9 - F-36

ACCOUNTANTS + ADVISORS

www.rrbb.com

ROSENBERG RICH BAKER BERMAN & COMPANY

265 Davidson Avenue, Suite 210 • Somerset, NJ 08873-4120 • PHONE 908-231-1000 • FAX 908-231-6894
111 Dunnell Road, Suite 100 • Maplewood, NJ 07040 • PHONE 973-763-6363 • FAX 973-763-4430

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kiwibox.com, Inc.

We have audited the accompanying balance sheets of Kiwibox.com, Inc. as of December 31, 2014 and 2013, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2014. Kiwibox.com, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kiwibox.com, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully discussed in Note 2 to the financial statements, the Company's revenues are insufficient to finance the business, and the Company is entirely dependent on the continuation of funding from outside investors. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 14, 2015

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS • CENTER FOR AUDIT QUALITY • PRIVATE COMPANIES PRACTICE SECTION • IGAF POLARIS • REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

Kiwibox.Com, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2014	December 31, 2013
Assets
Current Assets
Cash and cash equivalents	$299	$3,659
Accounts receivable - affiliate, net of allowance for doubtful accounts of $0	28,146	-
Loan receivable - affiliate	30,000	-
Other receivables	-	5,248
Prepaid expenses and other current assets	228,075	121,168
Total Current Assets	286,520	130,075
Property and equipment, net of accumulated depreciation of $110,583 and $105,795	4,971	5,795
Website development costs, net of accumulated amortization of $254,264 and $251,688	-	2,576
Other assets	17,803	18,920
Total Assets	309,294	157,366

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Accounts payable	257,949	253,347
Accrued expenses	3,408,864	2,326,283
Due to related parties	65,909	33,612
Obligations to be settled in stock	276,568	259,288
Dividends payable	735,655	684,392
Loans and notes payable - other	100,000	140,000
Loans and notes payable – related parties	340,000	340,000
Convertible notes payable-related parties	11,193,700	9,918,699
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion feature –related parties	14,482,427	12,068,233
Total Current Liabilities	30,894,601	26,017,383

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized; 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized;
issued and outstanding 683,693,060 and 683,693,060 shares respectively	68,367	68,367
Additional paid-in capital	52,726,105	52,726,105
Accumulated deficit	(83,379,865)	(78,654,575)
Total Stockholders’ Equity (Impairment)	(30,585,307)	(25,860,017)
Total Liabilities and Equity (Impairment)	$309,294	$157,366

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc. and Subsidiary

Consolidated Statements of Operations

	2014	2013
Net Sales
Advertising	$52	$$833,296
Advertising - affiliate	36,703
Other	—	100,923
Total Net Sales	36,755	934,219
Cost of Goods Sold
Website hosting expenses	31,406	592,323
Total Cost of Goods Sold	31,406	592,323
Gross Profit (Loss)	5,349	341,896

Selling expenses	375,888	529,932
Impairment-Goodwill	—	6,138,210
Stock-based compensation (see below)	—	7,750
General and administrative expenses	810,712	1,070,938
Loss From Operations	(1,181,251)	(7,404,934)
Other Income (Expense)
Miscellaneous income	4,462	12,454
Loss on foreign currency exchange	(2,393)
Interest expense	(1,080,651)	(992,131)
Interest expense-derivative conversion features	(2,444,269)	(2,307,402)
Loss on deconsolidation of subsidiary	—	(253,557)
Amortization of debt discount	—	(8,333)
Loss on extinguishment of debt	—	(29,310)

Change in fair value – derivative liabilities	30,075	4,036,848
Total Other Income (Expense)	(3,492,776)	458,569
Loss Before Benefit (Provision) for Income Taxes	(4,674,027)	(6,946,365)
Benefit (Provision) for Income Taxes	(-)	(7,167)
Net Loss	$(4,674,027)	$(6,953,532)
Dividends on Preferred Shares	(51,263)	(51,263)
Net Loss Applicable to Common Shareholders, basic and diluted	$(4,725,290)	$(7,004,795)
Net Loss Per Common Share, basic and diluted	(0.007)	(0.01)
Weighted Average of Common Shares Outstanding	683,693,060	680,961,142

Comprehensive Income (Loss):
Net Income (Loss)	$(4,674,027)	$(6,953,532)
Foreign currency translation adjustment	-	(1,709)
OCI gains on deconsolidation of subsidiary	-	111,056
Total Comprehensive Income (Loss)	$(4,674,027)	$(6,844,185)

The accompanying notes are an integral part of the financial statements

Kiwibox.Com, Inc. and Subsidiary

Statement of Stockholders’ Equity (Deficit)

Year Ended December 31, 2013

	Convertible Preferred Shares		Cumulative Preferred Shares		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount		Additional Paid in Capital	Accumulated Deficit		Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)

Balances, January 1, 2013	85,890	$86	1	$—	679,393,060	63,937		52,658,185	(71,649,780)		(109,347)	(19,032,919)
Shares issued for services	—	—	—		1,550,000	155		7,595				7,750
Settlements of obligation to be settled in stock	—	—	—	—	2,750,000	275		60,325	—			60,600
Dividends on conv. preferred stock	—	—	—	—	—	—		—	(51,263)			(51,263)

Net loss, year ended December 31, 2013									(6,953,532)			(6,953,532)
												111,056
Other comprehensive income: OCI gains on deconsolidation Foreign currency translation loss	—	—	—	—	—	—		—	—		111,056 (1,709)	(1,709)

Balances, December 31, 2013	85,890	$86	1	$—	683,693,060	$68,367	$	52,726,105	(78,654,575)	$		(25,860,017)

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc. and Subsidiary

Statement of Stockholders’ Equity (Deficit)

Year Ended December 31, 2014

	Convertible Preferred Shares		Cumulative Preferred Shares		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount		Additional Paid in Capital		Accumulated Deficit		Comprehensive Income (Loss)	Total Stockholders’ Equity (Deficit)
Balances, January 1, 2014	85,890	$86	1	$—	683,693,060	68,367			52,726,105	(78,654,575)		—	(25,860,017)
Dividends on conv. preferred stock	—	—	—	—	—	—			—	(51,263)			(51,263)

Net loss, year ended December 31, 2014										(4,674,027)			(4,674,027)

Balances, December 31, 2014	85,890	$86	1	$—	683,693,060	$68,367	$		52,726,105	(83,379,865)	$		(30,585,307)

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc. and Subsidiary

Statements of Cash Flows

	Year Ended December 31,
	2014	2013
Cash Flows From Operating Activities
Net Loss	$(4,674,027)	$(6,953,532)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and amortization	7,364	138,094
Securities issued for services	—	7,750
Intrinsic value of beneficial conversion feature	2,444,269	2,307,402
Change in fair value – conversion features	(30,075)	(4,036,848)
Impairment of goodwill	—	6,138,210
Bad debt expense	—	8,257
Loss on deconsolidation of subsidiary	—	253,557
Loss on extinguishment of debt	—	29,310
Changes in operating assets and liabilities:
Accounts receivable	—	27,058
Accounts receivable affiliates	(28,146)
Other receivables	5,248	(2,779)
Prepaid expenses	(106,907)	(27,913)

Bank overdraft	—	(176,103)
Obligations to be settled in stock	17,280	19,920
Accounts payable	4,602	55,387
Accrued expenses	1,082,581	1,032,298
Net Cash Used by Operating Activities	(1,277,811)	(1,179,932)
Cash Flows From Investing Activities
Advances and deposits with affiliate	(30,000)	(767,265)
Cash abandoned upon deconsolidation of subsidiary	—	(81,001)
Cash refund (outlay) – other assets	1,117	899
Purchases of property and equipment	(3,964)	(3,644)
Net Cash Used by Investing Activities	(32,847)	(851,011)

Cash Flows From Financing Activities
Proceeds from loans payable	—	919,643
Proceeds from convertible notes payable	1,275,001	1,145,000
Repayments on convertible notes payable	—	(90,000)
Net proceeds from (repayments to) related parties	32,297	2,902
Net Cash Provided by Financing Activities	1,307,298	1,977,545

Net Increase (Decrease) in Cash	(3,360)	(53,398)
Effect of exchange rates on cash	—	306
Cash at beginning of period	3,659	56,751
Cash at end of period	$299	3,659

F-7
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$1,511	$37,780

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc. and Subsidiary

Statements of Cash Flows

Year Ended December 31, 2014

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Year Ended December 31, 2014

Year to date dividend accruals	$51,263

Year Ended December 31, 2013

Settlement of obligations with common stock	$60,600

Year to date dividend accruals	$51,263

Settlement of bank debt with short term loan	$115,344

The accompanying notes are an integral part of the financial statements.

F-9

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $4,698 and

$82,727 for the years ended December 31, 2014 and 2013, respectively. Revenue and expense from advertising barter transactions was $41,876 for the twelve months ended December 31, 2013.

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

No costs were capitalized for web-site development work during the years ended December 31, 2014 and 2013.

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

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 90,753,240 common shares at December 31, 2014, comprised of 12,750,000 shares issuable upon exercise of stock purchase warrants, 4,500,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 72,773,703 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest, is presently convertible at the option of four holders at a conversion price of 50% of the ten day trailing market price. The total principal due under these notes of $11,193,700 would yield in excess of 15.5 billion shares if fully converted, however, the respective notes, all of which were issued to these four investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the year, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

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

2. GOING CONCERN

The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. Our revenues during the foreseeable future are insufficient to finance our business and we are entirely dependent on the willingness of existing investors to continue supporting the Company with working capital loans and equity investments, and our ability to find new investors should the financial support from existing investors prove to be insufficient. If we were unable to obtain a steady flow of new debt or equity-based working capital we would be forced to cease operations. In their report for the fiscal year ended December 31, 2014, our auditors have expressed an opinion that, as a result of the losses incurred, there is substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management’s plans are to continue seeking equity and debt capital until cash flow from operations cover funding needs.

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in these accounts may, at times, exceed the federally insured limits. At December 31, 2014, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. PREPAID EXPENSES

Prepaid expenses consist of the following at:

	December 31, 2014	December 31, 2013
Rent	$—	$—
Business insurance	8,075	10,620
Consulting	220,000	110,000
Other	—	548
	228,075	121,168

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	December 31, 2014	December 31, 2013
Furniture	$14,322	$14,322
Leasehold Improvements	24,130	24,130
Office Equipment	77,102	73,138
	115,554	111,590
Less accumulated depreciation	110,583	105,795
Total	$4,971	$5,795

Depreciation expense charged to operations was $4,788 and $65,567 for the years ended December 31, 2014 and 2013, respectively.

6. INTANGIBLE ASSETS

Intangible assets consisted of software for website development costs is as follows:

	December 31, 2014	December 31, 2013
Website development costs	$254,264	$254,264
Less accumulated amortization	254,264	251,688
Total	$0	$2,576

Amortization expense for the years ended December 31, 2014 and 2013 was $2,576 and $64,194, respectively.

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

7. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

On December 10, 2013, the company signed an equity purchase agreement with Marcus Winkler to sell to him eighty (80%) percent of the equity of its German subsidiary, Kwick. Pursuant to the terms of the agreement, the purchaser paid 36,000 Euros as the purchase price and the company was required to obtain shareholder approval of the sale as required under applicable Delaware Law. The majority shareholder approval was obtained on December 18, 2013. In addition, the Company and Mr. Winkler signed a Lock-Up and Standstill Agreement pursuant to the general terms of which the Company agreed not to participate in the management, operations or finances of Kwick, which shall be exclusively managed and under control of the purchaser. Accordingly, the Company’s minority ownership position shall be subject, in all respects, to the exclusive control of the purchaser. Mr. Winkler also has investment and voting control over Kreuzfeld Ltd., a major creditor of the company, which holds a Class AA convertible promissory note with an outstanding balance (including accrued interest) of $4,696,785 as of December 31, 2014.

Due to the significant reduction in the Company’s percentage of controlling interest in Kwick (down to 20%), coupled with the contract restrictions over voting rights and management of the operations of Kwick subsequent to December 18, 2013, the Company recognized the deconsolidation of Kwick as of that date, resulting in a loss on deconsolidation of $253,557, and now carries the investment in Kwick under the cost method of accounting. Due to the significant reductions in fair value of this reporting unit that are considered other than temporary, and impairment of the related goodwill, the carrying value of this cost method investment was zero at December 31, 2013 and 2014.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	December 31, 2014	December 31, 2013
Accrued interest	$3,237,414	$2,158,274
Accrued payroll, payroll taxes and commissions	26,619	18,585
Accrued professional fees	111,900	116,900
Accrued rent / deferred rental obligation	12,196	11,789
Miscellaneous accruals	20,735	20,735
Total	$3,408,864	$2,326,283

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

9. OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at

	December 31,	December 31,
	2014	2013
Obligation for warrants granted for compensation	$100,000	$100,000

600,000 common shares issuable to a consultant who was a director of the company, for services rendered.	36,000	36,000

1,200,000 (2014) and 0 (2013) common shares, and 2,900,000 (2014) and 2,900,000 (2013) stock options issuable to two officers of the Company pursuant to their respective employment Agreements	62,258	56,858

6,600,000 (2014) and 5,400,000 (2013) stock options issuable to one director who also serves as the Company’s general counsel	68,310	56,430

1,000,000 warrants granted on the Pixunity.de asset Purchase	10,000	10,000

	$276,568	$259,288

10. LOANS PAYABLE

The Company (Formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at December 31, 2010 and 2009:

On December 4, 1996, The company (Formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000
Total	$75,000

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

11. NOTES PAYABLE

	December 31,	December 31,
	2014	2013
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000

From September 2008 through December 2014 five creditors loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 and April 2011 and August 2012 (see Note 13).	11,193,700	9,918,699

In January 2011 and again in February 2011, a shareholder loaned the Company $50,000 under a demand note at 10%. In 2010, this shareholder loaned the Company $240,000 under a demand note at 10%.	340,000	340,000

Total	$11,558,700	$10,283,699

12. LONG-TERM DEBT

Long-term debt as of December 31, 2014 and 2013 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	$33,529
Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$—

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

13. DERIVATIVE CONVERSION FEATURES

On July 27, 2010, the Company issued two Class A Senior Convertible Revolving Promissory Notes (“Class A Notes”), one to Cambridge Services, Inc., in the principal amount of $683,996, consolidating the series of loans (and related accrued interest) made to the Company since June 26, 2009, and one to Discover Advisory Company, in the principal amount of $1,160,984, consolidating the series of loans (and related accrued interest) made to the Company since September 19, 2008 and including advances through September 30, 2010. Each of these promissory notes are due on demand, accrue interest at the rate of 10%, per annum, are convertible (including accrued interest) at the option of each lender into Common Stock of the Company at 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001 (the "Conversion Price"). Both promissory notes contain conversion caps, limiting conversions under these notes to a maximum beneficial ownership position of Company common stock to 9.99% for each lender. Each of these notes contains Company covenants, requiring the lenders’ prior written consent in order for the Company to merge, issue any common or preferred stock or any convertible debt instruments, declare a stock split or dividends, increase any compensation to its officers or directors by more than five (5%) during any calendar year. During the years ended December 31, 2014 and 2013, there were no note conversions.

The Company renegotiated certain outstanding promissory notes with its four major creditors, Discover Advisory Company of the Bahamas (“DAC”), Kreuzfeld Ltd. of Switzerland (“Kreuzfeld”), Cambridge Services, Inc. of Panama (“CSI”) and Vermoegensverwaltungs-Gesellschaft Zurich LTD of Switzerland (“VGZ”). As of August 1, 2012, the Company authorized the issue of a new series of corporate notes, the Class AA Senior Secured Convertible Revolving Promissory Notes, dated as of August 1, 2012 (the New Note(s)”) and issued New Notes: (1) to DAC, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated July 27, 2010, in the original principal amount of $1,080,984, now cancelled, which has an outstanding balance due (including accrued interest) of $4,764,109 as of December 31, 2014; (2) to Kreuzfeld, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 16, 2011, in the original principal amount of $2,000,000, now cancelled, which has an outstanding balance due (including accrued interest) of $4,696,785 as of December 31, 2014; (3) to CSI, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated August 1, 2011, in the original principal amount of $1,303,996, now cancelled, with an outstanding balance due (including accrued interest) of $3,730,580 as of December 31, 2014, and; (4) to VGZ, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 30, 2010, in the original principal amount of $2,000,000, now cancelled, with an outstanding balance due (including accrued interest) of $1,032,355 as of December 31, 2014. All of the New Notes accrue interest at the rate of 10%, are convertible into common shares at the conversion rate equal to 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001, and are due on demand.. Pursuant to an Equity and Stock Pledge Agreement, also negotiated and executed as of August 1, 2012, the repayment of the outstanding indebtedness of the New Notes is secured by all of the limited partnership interests of the Company’s partly-owned (now deconsolidated) German subsidiary, KWICK! Community GmbH & Co. KG, a private German limited partnership (“KG”), and all of its shares of the sole general partner of KG, KWICK! Community Beteiligungs GmbH.

On February 28, 2012 the Company signed a convertible note with Michael Pisani. This is a 1 year note that was convertible at $0.025 per share in the amount of $50,000. In the event that any portion of any outstanding Company promissory note, preferred share, warrant or stock option held of record by a non-affiliate of the Company is converted, exercised or exchanged for common shares of the Company at a conversion price or conversion rate less than $0.025 per one (1) common share anytime any part of the outstanding principal amount of this note is outstanding, the conversion rate of this note shall automatically be adjusted to such

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

13. DERIVATIVE CONVERSION FEATURES (continued)

lower conversion rate. The Company evaluated this conversion contingency under the guidance at ASC 815-40-15 and determined that this conversion feature should be bifurcated from the host contract and measures at fair value. The Company valued this conversion feature utilizing a Black-Scholes valuation model and a probability analysis with regard to the reset provision of the conversion price. The Company determined the initial value to be $55,241, with $50,000 recorded as a debt discount and the remainder as interest expense-derivative conversion features. The discount is being amortized over the life of the note. A total of $8,333 in amortization expense was recorded during the twelve months ended December 31, 2013. As of December 31, 2013 this debt plus accrued interest was paid in full.

The Company accounted for the conversion features underlying these convertible debentures in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of the new advances under these debentures under these terms at the relevant commitment dates to be $2,444,269 utilizing a Black-Scholes valuation model. The fair value of the derivative conversion features was determined to be $14,482,427 at December 31, 2014. The change in fair value of the liability for the conversion feature resulted in income of $30,075 for the year ended December 31, 2014, which is included in Other Income (Expense) in the accompanying financial statements.

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

2015 $47,854

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

Kwick! has operating leases related to office space in Weinstadt, Germany along with vehicle leases. The office lease is renewable quarterly at a rate of $2,000 per month plus utilities. Kwick also has a vehicle lease which will be terminated January 31, 2014 at a rate of $1,077 per month. Kwick has a sublease arrangement with Jaumo GmBh a related party (see Note 15). Kwick’s operating leases relate to leases of land and vehicles with lease terms of between 3 and 5 years. All operating lease contracts over 5 years contain clauses for yearly market rental reviews. The Company does not have an option to purchase the leased office at the expiration of the lease period. These commitments were only in effect through December 18, 2013.

Our total rent expenses were $83,129 and $113,364 during the year ended December 31, 2014 and 2013, respectively.

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

14. COMMITMENTS AND CONTINGENCIES (continued)

During the third quarter of 2010 the Chief Technology Officer took over the position of Chief Executive Officer with no changes to the above terms, running through July 30, 2011. On October 6, 2010, the terms of the consulting agreement were modified. The new terms called for a reduced monthly consulting fee of $16,667, and for $100,000 to be prepaid on January 1, 2011 thru June 30, 2011. During the fourth quarter of 2011 this agreement was extended through December 31, 2012. During the fourth quarter of 2012 this agreement was again extended through December 31, 2013 with the same prepayment provision. During the fourth quarter of 2013 the terms of this agreement were modified. The new terms called for an increased monthly consulting fee to $18,333 effective January 1, 2014 through December 31, 2014. During the fourth quarter of 2014 the terms of this agreement were modified. The new terms have the same monthly consulting fee as 2013, $18,333 a month, however; the prepayment provision called for the entire amount payable in advance and as soon as practicable following the execution and delivery of this restated agreement. Payment for the period January 1, 2015 through December 31, 2015 was made on November 20, 2014 in accordance with the terms of this new agreement. There were no changes to the stock compensation portion of any earlier agreement.

In the year ended December 31, 2014 and December 31, 2013 this officer was granted 1,200,000 shares.

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

Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3

Kiwibox.Com, Inc. and Subsidiary

Notes to Financial Statements

15. FAIR VALUE (continued)

inputs include infrequently- traded, non-exchange-based derivatives and commingled investment funds, and are measured using present value pricing models. The company values the conversion liabilities using the Black-Scholes model and the assumptions are updated using independent data such as the risk free rate, volatility and expected life for each valuation date based on changes over time.

For 2013, the fair value of the embedded conversion liabilities was determined using the Black-Scholes model calculating fair value based on the conversion discount as well as the term and short-term bond rate. During the year ended December 31, 2014 the following assumptions were used: (1) conversion discounts of 50%; (2) a look back period of 10 days (3) bond rates of 0.01% to 0.10% and (4) volatility range of 174% to 936%.

For 2014, the fair value of the embedded conversion liabilities was determined using the Black-Scholes model calculating fair value based on the conversion discount as well as the term and short-term bond rate. During the year ended December 31, 2014 the following assumptions were used: (1) conversion discounts of 50%; (2) a look back period of 10 days (3) bond rates of 0.01% to 0.04% and (4) volatility range of 67% to 883%.

Fluctuation in value is largely based on the change in the daily share price accompanied by the conversion discount. The change in volatility has the greater affect on the conversion liability during each reporting period, as higher volatility levels will yield larger values.

The following table reconciles, for the years ended December 31, 2013 and 2014, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Conversion Liability at January 1, 2013	$13,797,679
Value of beneficial conversion features of new debentures	2,307,402
Change in value of beneficial conversion features during period	(4,036,848)
Conversion Liability at December 31,2013	12,068,233

Value of beneficial conversion features of new debentures	2,444,269
Change in value of beneficial conversion features during period	(30,075)
Conversion Liability at December 31, 2014	$14,482,427

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the recognition of the conversion liability.

16. PREFERRED STOCK

Preferred stock is non-voting, $.001 par value per share with 3,000,000 shares authorized.

Cumulative Preferred Stock has 2,500 shares designated of which 1 share is issued and outstanding. The total Cumulative Preferred Stock at December 31, 2006 is $0 with a liquidation price of $100,000. As of December 31, 2014, there was $9,000 of cumulative preferred dividends in arrears representing $9,000 per cumulative preferred share.

Series A of the Senior Convertible Preferred Stock series which was issued in 2000 has 300,000 shares designated, 22,000 shares issued and outstanding. The total outstanding Series A Senior Convertible Preferred Stock at December 31, 2014 is $22 with a liquidation price of $120,000. The following is a description of the Series A convertible preferred stock:

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

As of December 31, 2014 there were $154,664 Series A Senior Convertible Preferred share dividends accrued and unpaid representing $6.53 per share.

Series B of the Senior Convertible Preferred Stock series which was issued in 2000 has 350,000 shares designated, no shares issued and outstanding. The total outstanding Series B Senior Convertible Preferred Stock at December 31, 2014 is $0. The following is a description of the Series B Senior Convertible Stock:

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

As of December 31, 2014 there were no Series B Senior Convertible Preferred share dividends accrued and unpaid.

Series C of the Senior Convertible Preferred Stock series which was issued in 2000 has 120,000 shares designated. There were no shares of Series C Senior Convertible Preferred Stock outstanding at December 31, 2014. The following is a description of the Series C Senior Convertible Stock:

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

As of December 31, 2014 there were no Series C Senior Convertible Preferred share dividends accrued and unpaid.

Series D of the Senior Convertible Preferred Stock series which was issued in 2000 has 500,000 shares designated, 63,890 shares issued and outstanding. The total outstanding Series D Senior Convertible Preferred Stock at December 31, 2014 is $64 with a liquidation price of $575,010. The following is a description of the Series D Senior Convertible Stock:

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
F-25

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

As of December 31, 2014 there were $580,991 Series D Senior Convertible Preferred share dividends accrued and unpaid representing $8.32 per share.

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

 Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

16. PREFERRED STOCK - (Continued)

(3)	sufficient to cover all the before mentioned payments and also like payments to holders of Series A, B, C and D Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the Company. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B, C, D and E Senior Preferred, the holders of these series shall receive payments on a pro rata basis.
F-27

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

As of December 31, 2014 there were no Series E Senior Convertible Preferred share dividends accrued.

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

16. PREFERRED STOCK - (Continued)

Series G of the Senior Convertible Preferred Stock series which was issued in 2007 has 43,610 shares designated. All such shares were issued and outstanding at December 31, 2008. In February 2009, these shares automatically converted into 17,857,142 common shares, leaving no Series G preferred shares outstanding at December 31, 2014.

(1)	The holders of said shares of Series G Senior Convertible Preferred shall not be entitled to receive dividends.

(2)	The Series G Senior Preferred shall with respect to dividend rights rank junior to all classes and series of Common Stock, Cumulative Preferred Stock, and the Series A, B, C, D, E and F Senior Convertible Preferred Stock and, with respect to liquidation rights rank prior to all classes and series of Common Stock, the Cumulative Preferred Stock, and be on a par with the Series A, B, C, D, E and F Senior Convertible Preferred Stock.

(3)	In the event of any liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Series E Senior Preferred shall be entitled to receive, out of the remaining net assets of the Company, an amount equal to the Stated Value of $11.46526 for each share of Series G Senior Preferred held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, plus the amount of all dividends in arrears on each such share up to the date fixed for distribution, provided, however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series A, B, C, D, E and F Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the Company. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B, C, D, E and F Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

(4)	The holders of said shares of Series G Senior Preferred shall not be entitled to any voting rights.

(5)	Shares of Series G Senior Preferred which have been issued and reacquired in any manner, including shares purchased or converted into Common Stock exchanged or redeemed, shall be canceled on the books of the Company and shall not be considered outstanding for any purpose.

(6)	No cumulative dividends shall be payable on Series G Senior Preferred.

(7)	Upon the second anniversary of the Agreement and Plan of Reorganization, dated February 19, 2007, all the issued and outstanding shares of Series G Senior Preferred automatically converted into shares of common stock based on the “Market Price”, which was determined by dividing the conversion value of $500,000 by the average sales price of a common share for the twenty successive trading days preceding the second anniversary date of the agreement, subject to a minimum of 10 million common shares. The outstanding 43,610 preferred shares converted into 17,857,142 common shares on February 19, 2009: based on the average sales price for our common shares during the twenty trading days period immediately preceding February 19, 2009, of $.028. Stock certificates for the new common shares would have been issued upon surrender of the original preferred stock certificates.
F-29

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

16. PREFERRED STOCK - (Continued)

(8)	In the event that, prior to the conversion of the Series G Senior Preferred Stock by the holder thereof into Common Stock of the company, there shall occur any change in the outstanding shares of Common Stock of the Company by reason of the declaration of stock dividends, or through a re-capitalization resulting from stock splits or combinations, without the receipt by the Company of fair consideration therefore in the form of cash, services or property, the conversion ratio of the Series G Senior Preferred Stock into Common Stock of the Company shall be adjusted such that any holder of Series G Senior Preferred Stock converting such stock into Common Stock subsequent to such change in the outstanding shares of Common Stock of the Company be entitled to receive, upon such conversion, a number of shares of Common Stock of the Company representing the same percentage of common shares outstanding as presented by the shares that he would have received had he converted his Series G Senior Preferred Stock to Common Stock prior to such change in the outstanding shares of Common Stock of the Company.

17. INCOME TAXES

The income tax provision (benefit) is comprised of the following:

	Year Ended December 31,
	2014	2013
State current provision (benefit)	$0	$7,167
	$0	$7,167

The Company’s total deferred tax asset and valuation allowance are as follows:

	December 31,
	2014	2013
Total deferred tax asset, noncurrent	$14,650,000	$15,265,000
Less valuation allowance	(14,650,000)	(15,265,000)
Net deferred tax asset, noncurrent	$0	$0

The differences between income tax benefits in the financial statements and the tax benefit computed at the combined state and U.S. Federal statutory rate of 40% are as follows:

	Year Ended December 31,
	2014	2013
Tax benefit	40%	40%
Valuation allowance	(40%)	(40%)
Effective tax rate	—	—

At December 31, 2013, the Company has available approximately $41,000,000 of net operating losses to carry-forward and which may be used to reduce future federal taxable income and expire between December 31, 2014 and 2034.

At December 31, 2013, the Company has available approximately $11,500,000 of net operating losses to carry-forward and which may be used to reduce future state taxable income which expire between December 31, 2014 and 2034.

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

17. INCOME TAXES (Continued)

The Company believes that all of its positions taken in tax filings are more likely than not to be sustained upon examination by tax authorities. The Company is subject to examination by the tax authorities for the period January 1, 2011 and forward.

18. STOCK BASED COMPENSATION

During 2014 and 2013 the Company issued the following securities to officers, directors, and non-employees as part of their compensation.

Andre Scholz (president and Chief Executive Officer): During 2014 and 2013 earned 1,200,000 restricted shares (100,000 per month) valued at $5,400 and $8,040, respectively, based on the commitment date fair value of the shares granted. 1,200,000 and 1,200,000 of these shares were issued in 2014 and 2013, respectively.

Joseph J. Tomasek (Director): In each of the years ended December 31, 2014 and 2013 Mr. Tomasek earned options for 1,200,000 restricted shares, valued at $11,880.

At December 21, 2013 we granted 1,550,000 of restricted common stock to five individuals (employees and consultants) valued at $0.005 per restricted common share, the public market price of the Company’s common shares traded in the over-the-counter market on December 21,2013. These shares were issued in December 2013.

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

Qualified and Non-Qualified Shares Under Option Pursuant to the 1997 Plan December 31,
	2014	2013
Outstanding, beginning of year	-	-
Granted during the year	-	-
Expired during the year	-	-
Surrendered during the year	-	-
Outstanding, end of year	-	-
Eligible, end of year for exercise	-	-

At December 31, 2014 and 2013, no options were outstanding.

At December 31, 2014, there were 1,000,000 shares reserved for future option grants.

Kiwibox.Com, Inc.

Notes to the Financial Statements

STOCK OPTION PLANS - (Continued)

Qualified and Non-Qualified Shares Under Option Pursuant to the 2000 Plan December 31,
	2014	2013
Outstanding, beginning of year	-	-
Granted during the year	-	-
Exercised during the year	-	-
Surrendered during the year	-	-
Expired during the year	-	-
Outstanding, end of year	-	-
Eligible, end of year for exercise	-	-

At December 31, 2014 and 2013, no options were outstanding.

At December 31, 2014, there were 5,000,000 shares reserved for future option grants.

At December 31, 2014 the company has two stock-based employee compensation plans, which are described more fully above. The company accounts for those plans under the recognition and measurement principles of the Financial Accounting Standards Board Accounting Standards Codification (ASC) 718, Compensation-Stock Compensation. The Company has not granted any options under these plans to employees during 2014 or 2013.

The Company also issues options outside of the Stock Incentive Plans which are comprised as follows:

	December 31,	December 31,
	2014	2013
Outstanding, beginning of year	4,900,000	8,850,000
Granted during the year	1,200,000	1,200,000
Exercised during the year	—	—
Surrendered or cancelled during the year	—
Expired during the year	(1,600,000)	(5,150,000)
Outstanding, end of year (at $0.05)	4,500,000	4,900,000

Eligible for exercise, end of year (at $0.05)	4,500,000	4,900,000

At December 31, 2014 and 2013 the weighted average exercise price and weighted average remaining contractual life were $0.05 and $0.05 per share, and 2 years and 2 year 10 months, respectively.

The weighted average exercise price for options granted during the years ended December 31, 2014 and 2013 were $0.05 and $0.05, respectively. The weighted average exercise price for options expired during the years ended December 31, 2014 and 2013 were $0.03 and $0.05, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2014 and 2013 was $0.05 and $0.04, respectively.

20. WARRANTS

The Company granted common stock purchase warrants between January 1, 2013 and December 31, 2014 which are comprised as follows:
	December 31,
	2014	2013
Outstanding, beginning of year	26,500,000	127,231,315
Granted during the year	—	—
Exercised during the year	—	—
Surrendered /cancelled during the year	—	—
Expired during the year	(13,750,000)	(100,731,315)
Outstanding, end of year (at prices ranging from $.025 to $.075)	12,750,000	26,500,000

Eligible, end of year (at prices ranging from $.025 to $.075)	12,750,000	26,500,000

At December 31, 2014 and 2013, the weighted average exercise price and weighted average remaining contractual life is $0.04 and $0.04 per share and 1 years 5 months and 2 years7 months, respectively.

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

21. RELATED PARTY TRANSACTIONS

During the year ended December 31, 2014 and 2013 one outside director of the Company who also serves as the Company’s general and securities counsel, incurred an aggregate $34,288 and $33,708, respectively, for each period for legal services. The director also received 100,000 common stock options per month during the year ended December 31, 2014, valued at $11,880. The director also received 100,000 common stock options per month during the year ended December 31, 2013, valued at $11,880. The balance due to this director at December 31, 2014 and 2013 was $0 and $9,620, respectively.

For the year ended December 31, 2014 and 2013 we incurred an aggregate $389,055 and $513,591, respectively, to companies controlled by the Chief Executive Officer of the Company, for website hosting, website development and technical advisory services, server farm installations and IT equipment purchases. The officer also earned 100,000 common shares per month during the year ended December 31, 2014 under a consulting agreement, valued at $5,400. The officer also received $220,000 in November 2014 for prepaid consulting fees towards 2015 under the terms of a consulting agreement. The balance due to this officer and/or his affiliated companies at December 31, 2014 and 2013 was $65,909 and $23,992, respectively.

During 2013, Kwick entered into a barter agreement with Interscholz GmbH & Co. KG (“Interscholz KG”), whereby Kwick agreed to provide media services (graphics and development) in exchange for server hosting services provided by Interscholz KG. Revenue and expenses from this barter agreement were approximately $99,000 for the year ended December 31, 2013.

During 2014 and 2013, approximately 10% of the Company’s voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, Ltd. and Vermoegensverwaltungs-Gesellschaft Zurich Ltd. (VGZ) of Switzerland. Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, Ltd. and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2013 and 2014.

During the year ended December 31, 2014, Cambridge Services Inc. advanced an additional $720,000, Discovery Advisory Company advanced an additional $485,000 and Kreuzfeld, Ltd advanced an additional $70,001. During the year ended December 31, 2013, Cambridge Services Inc. advanced $1,145,000. At December 31, 2014, $3,706,722 and $3,080,060 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $3,634,959 and $771,958 owed to Kreuzfeld, Ltd. and VGZ, respectively.

During 2014, the Company loaned $30,000 to its former Subsidiary Kwick. At December 31, 2014 the full $30,000 was outstanding. Additionally, the Company through an advertising agreement with Triple Double U (TDU) has an ”Ads-Delivery” program whereby revenue is received through the former subsidiary Kwick. This revenue in 2014 amounted to $36,703. At December 31, 2014 $28,146 in A/R was outstanding.

During 2013, a shareholder loaned Kwick $899,794 plus accrued interest of $19,849. These loans carry an interest rate of 6% and are payable on demand. A portion of this loan was used to pay off a bank line of credit. The balance was eliminated upon deconsolidation of the Company’s Kwick subsidiary.

Kiwibox.Com, Inc.

Notes to Financial Statements

22. GOODWILL FROM THE ACQUISITION OF KWICK!

The excess of purchase price over tangible net assets acquired from Kwick at September 30, 2011 was initially allocated to goodwill in the amount of $6,138,210. During 2013, management determined based on qualitative and quantitative factors that there was an impairment to goodwill.

The goodwill was tested by the management of the Company in qualitative assessments throughout 2013. These assessments lead management to identify impairment indicators related to goodwill. Management therefore performed the two-step impairment test for goodwill, utilizing a market approach to the valuation. In estimating the fair value of the reporting unit, Kwick, management considered comparable per user values from recent acquisitions in the industry, as well as the effect of the economic recession and continuing deterioration of the use of social networks in Germany..Based on the impairment test during the period ending December 18, 2013 goodwill of $6,138,210 was determined to be impaired and was written off.

23. FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, accounts receivable, accounts payable, accrued expenses, notes payable, long-term debt and capitalized lease obligations: The carrying amount approximates fair value because of the short term maturity of these instruments.

Limitations

Fair value estimates are made at a specific point in time, based on relevant information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates

Kiwibox.Com, Inc. and Subsidiary

Notes to the Financial Statements

24. FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under this amendment, management is now required to determine every interim and annual period whether conditions or events exist that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If management indicates that it is probable the entity will not be able to meet its obligations as they become due within the assessment period, then management must evaluate whether it is probable that plans to mitigate those factors will alleviate that substantial doubt. The Company is currently evaluating the possible impact of ASU 2014-15, but does not anticipate that it will have a material impact on the Company's consolidated financial statements.

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

27. SUBSEQUENT EVENTS

During January through April 2015 we received an aggregate $275,000 working capital loans from one accredited investor, which is covered by convertible promissory notes carrying interest at 10% per year.

At January 1, 2015 the board of directors of the company granted and authorized the issuance of 1,200,000 stock grants of restricted common stock to five individuals (employees and consultants), valued at $0.00142 per restricted common share, the public market price of the Company’s common shares traded in the over-the-counter market on the commitment date. The consultants and the respective stock grants to these individuals were as follows:

Andre Scholz: 400,000 restricted common shares

Anke Schmid: 200,000 restricted common shares

Joseph J. Tomasek: 200,000 restricted common shares

Craig Cody: 200,000 restricted common shares

Perry Ptashnik: 200,000 restricted common shares

At January 1,2015 the board of directors authorized the issuance of 1,200,000 stock grants of restricted common stock to Andre Scholz; 100,000 of which shares were earned by Mr. Scholz for each of the twelve months during the period, January 1,2014 through December 31,2014.

