Form 10-Q
period 2015-03-31
Kiwibox.Com, Inc.
filed 2015-05-19
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2015

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

Large accelerated filer ☐	Non-accelerated filer ☐

Accerlerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes  ☐   No  ☒

 The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of May 14, 2015, was 683,693,060 shares.

KIWIBOX.COM, INC.

PART I - Item 1 Financial Statements

Kiwibox.Com, Inc.

Balance Sheets

	March 31, 2015	December 31, 2014
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,195	299
Accounts receivables - affiliate, net of allowance for doubtful accounts of $0	37,101	28,146
Loan receivable - affiliate	30,074	30,000
Prepaid exoenses and other current assets	167,421	228,075
Total Current Assets	235,791	286,520
Property and equipment, net of accumulated depreciation of $111,831 and $110,583, respectively	4,721	4,971
Website development costs, net of accumulated amortization of $254,264 and $254,264, respectively	-	-
Other assets	12,831	17,803
Total Assets	$253,343	$309,294

Liabilities and Stockholders’ Equity (Impairment)
Current Liabilities
Accounts payable	244,918	257,949
Accrued expenses	3,693,514	3,408,864
Due to related parties	69,969	65,909
Obligations to be settled in stock	280,858	276,568
Dividends payable	748,471	735,655
Loans and notes payable - other	100,000	100,000
Loans and notes payable - related parties	340,000	340,000
Convertible notes payable - related parties	11,468,700	11,193,700
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion feature - related parties	14,907,819	14,482,427
Total Current Liabilities	31,888,778	30,894,601

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized; 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authoirzed; issued and outstanding 683,693,060 and 683,693,060 shares respectively	68,367	68,367
Additional paid-in capital	52,726,105	52,726,105
Accumulated deficit	(84,428,993)	(83,379,865)
Total Stockholders’ Equity (Impairment)	(31,634,435)	(30,585,307)
Total Liabilities and Stockholders’ Equity (Impairment)	$254,343	$309,294

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc.

Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2015	2014
Net Sales
Advertising - affiliate	$8,955	$10,914
Other	—	—
Total Net Sales	8,955	10,914
Cost of Goods Sold
Website hosting expenses	2,833	—
Total Cost of Goods Sold	2,833	—
Gross Profit (Loss)	6,122	10,914

Selling expenses	150,741	70,199
General and administrative expenses	179,592	178,607
Loss From Operations	(324,211)	(237,892)
Other Income (Expense)
Interest expense	(286,709)	(256,483)
Interest expense-derivative conversion features	(562,130)	(483,452)
Change in fair value – derivative liabilities	136,738	45,786
Total Other Income (Expense)	(712,101)	(694,149)
Loss Before Benefit (Provision) for Income Taxes	(1,036,312)	(932,041)
Benefit (Provision) for Income Taxes	—	—
Net Loss	$(1,036,312)	$(932,041)
Dividends on Preferred Shares	(12,816)	(12,816)
Net Loss Applicable to Common Shareholders, basic and diluted	$(1,049,128)	$(944,857)
Net Loss Per Common Share, basic and diluted	$(0.002)	$(0.001)
Weighted Average of Common Shares Outstanding	683,693,060	683,693,060

Comprehensive Income (Loss):
Net Income (Loss)	$(1,036,312)	$(932,041)
Other Comprehensive Income (Loss)	-	-
Total Comprehensive Income (Loss)	$(1,036,312)	$(932,041)

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc.

Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net Loss	$(1,036,312)	$(932,041)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	1,249	2,576
Change in fair value – derivative liabilities	(136,738)	(45,786)
Intrinsic value of beneficial conversion feature	562,130	483,452
Decreases (Increases) in Assets
Accounts receivable affiliates	(8,955)	-
Due from related party	(74)	(10,914)
Prepaid expenses	60,654	54,208

Increases (Decreases) in Liabilities
Bank overdraft	–	2,261
Liabilities to be settled in stock	4,290	4,320
Accounts payable	(13,031)	(41,544)
Accrued expenses	284,650	251,711
Net Cash Used by Operating Activities	(282,137)	(231,757)

Cash Flows From Investing Activities
Cash proceeds (outlay) – other assets	4,972	—
Purchases of property and equipment	(999)	—
Net Cash Provided by Investing Activities	3,973	—

Cash Flows From Financing Activities
Proceeds from loans/notes payable	275,000	225,000
Net proceeds (repayments) to related parties	4,060	3,098
Net Cash Provided by Financing Activities	279,060	228,098

Net Increase (Decrease) in Cash	896	(3,659)

Cash at beginning of period	299	3,659
Cash at end of period	$1,195	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$—	$1,511
Income Taxes Paid	$300	$—

The accompanying notes are an integral part of the financial statements.

-4-

Kiwibox.Com, Inc.

Statements of Cash Flows (Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Three Months Ended March 31, 2015

Quarter to date dividend accruals	$12,816

Three Months Ended March 31, 2014

Quarter to date dividend accruals	$12,816

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

On September 30, 2011, Kiwibox.com acquired the German based social network Kwick! Community GmbH & Co. KG (“Kwick”), a wholly-owned subsidiary.

On September 24, 2013, Kwick signed an equity purchase agreement to acquire Interscholz Internet Services GmbH and Co KG, a German limited liability company, and all the equity of its general partner, Interscholtz Beteiligungs GmbH. On December 9, 2013 the acquisition of Interscholz Internet Services GmbH and Co KG by Kwick was rescinded due to non-compliance with the terms of the addendum to the contract. However, Kwick did acquire all the equity of the general partner, Interscholz Beteiligungs GmbH, as full payment was not a requirement for transfer of ownership of that entity.

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

Interim Financial Information

The condensed balance sheet at December 31, 2014 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2014

Cash and Cash Equivalents

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $1,000 and $0 for the three months ended March 31, 2015 and 2014, respectively.

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

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company accounted for certain convertible debentures issued in the year ended December 31, 2014 and the three months ended March 31, 2015 as derivative liabilities required to be bifurcated from the host contract in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares (see Note 13).

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

A total of $0 and $0 was capitalized for web-site development work during the three months ended March 31, 2015 and 2014, respectively.

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

Kiwibox.Com, Inc.

Notes to Financial Statements

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 90,503,240 common shares at March 31, 2015, comprised of 12,750,000 shares issuable upon exercise of stock purchase warrants, 4,500,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 72,773,703 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest with principal totaling $11,468,700, convertible at the option of five debt holders at a price of 50% of the average closing price for the preceding 10 days, would yield in excess of 16 billion shares if fully converted at March 31, 2015. However, the respective notes, all of which were issued to these investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the year, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

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

2. GOING CONCERN

The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. Our revenues during the foreseeable future are insufficient to finance our business and we are entirely dependent on the willingness of existing investors to continue supporting the Company with working capital loans and equity investments, and our ability to find new investors should the financial support from existing investors prove to be insufficient. If we were unable to obtain a steady flow of new debt or equity-based working capital we would be forced to cease operations. In their report for the fiscal year ended December 31, 2014, our auditors had expressed an opinion that, as a result of the above, there was substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management’s plans are to continue seeking equity and debt capital until cash flow from operations cover funding needs.

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in these accounts may, at times, exceed the federally insured limits. At March 31, 2015, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

Kiwibox.Com, Inc.

Notes to Financial Statements

4. PREPAID EXPENSES

Prepaid expenses consist of the following at:

	March 31, 2015	December 31, 2014
Consulting fees	$165,000	$220,000
Business insurance	2,421	8,075
	$167,421	$228,623

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31, 2015	December 31, 2014
Furniture	$14,322	$14,322
Leasehold Improvements	24,130	24,130
Equipment	78,101	77,102
	116,553	115,554
Less accumulated depreciation	111,832	110,583
Total	$4,721	$4,971

Depreciation expense charged to operations was $1,249 and $1,030 in the first three months of 2015 and 2014, respectively.

6. INTANGIBLE ASSETS

Intangible assets consisted of software for website development costs as follows:

	March 31, 2015	December 31, 2014
Website development costs	$254,264	$254,264
Less accumulated amortization	254,264	254,264
Total	$0	$0

Amortization expense for the three months ended March 31, 2015 and 2014 was $0 and $1,546, respectively.

7. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

On December 10, 2013, the company signed an equity purchase agreement with Marcus Winkler to sell to him eighty (80%) percent of the equity of its German subsidiary, Kwick. Pursuant to the terms of the agreement, the purchaser paid 36,000 Euros as the purchase price and the company was required to obtain shareholder approval of the sale as required under applicable Delaware Law. The majority shareholder approval was obtained on December 18, 2013. In addition, the Company and Mr. Winkler signed a Lock-Up and Standstill Agreement pursuant to the general terms of which the Company agreed not to participate in the management, operations or finances of Kwick, which shall be exclusively managed and under control of the purchaser. Accordingly, the Company’s minority ownership position shall be subject, in all respects, to the exclusive control of the purchaser. Mr. Winkler also has investment and voting control over Kreuzfeld Ltd., a major creditor of the company, which holds a Class AA convertible promissory note with an outstanding balance (including accrued interest) of $4,886,469 as of March 31, 2015.

Kiwibox.Com, Inc.

Notes to Financial Statements

7. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY (continued)

Due to the significant reduction in the Company’s percentage of controlling interest in Kwick (down to 20%), coupled with the contract restrictions over voting rights and management of the operations of Kwick subsequent to December 18, 2013, the Company recognized the deconsolidation of Kwick as of that date, resulting in a loss on deconsolidation of $253,557, and now carries the investment in Kwick under the cost method of accounting. Due to the significant reductions in fair value of this reporting unit that were considered other than temporary, and impairment of the related goodwill, the carrying value of this cost method investment was zero at December 31, 2014 and March 31, 2015.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	March 31, 2015	December 31, 2014
Accrued interest	$3,524,122	$3,237,414
Accrued payroll, payroll taxes and commissions	9,333	26,619
Accrued professional fees	147,990	111,900
Accrued rent/deferred rent obligation	12,069	12,196
Miscellaneous accruals	—	20,735
Total	$3,693,514	$3,408,864

9. OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at:

	March 31, 2015	December 31, 2014
Obligation for warrants granted for compensation	$100,000	$100,000
600,000 common shares issuable to a consultant who was a director of the company, for services rendered.	36,000	36,000

1,500,000 (2015) and 1,200,000 (2014) common shares, and 2,900,000 (2015) and 2,900,000 (2014) stock options issuable to two officers of the Company pursuant to their respective employment Agreements	63,578	62,258
6,900,000 (2015) and 6,600,000 (2014) stock options issuable to one director who also serves as the Company’s general counsel 1,000,000 warrants granted on the Pixunity.de asset Purchase	71,280 10,000	68,310 10,000

	$280,858	$276,568

Kiwibox.Com, Inc.

Notes to Financial Statements

10. LOANS PAYABLE

The Company (formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at March 31, 2015 and December 31, 2014:

On December 4, 1996, the company (formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000
Total	$75,000

11. NOTES PAYABLE

	March 31,	December 31,
	2015	2014
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000

From September 2008 through March 2014 five creditors loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 and April 2011 and August 2012(see Note 13).

During 2011, a shareholder loaned the Company $340,000 under demand notes at 10%.

	11,468,700 340,000	11,193,700 340,000
Total	$11,833,700	$11,558,700

Kiwibox.Com, Inc.

Notes to Financial Statements

12. LONG-TERM DEBT

Long-term debt as of March 31, 2015 and December 31, 2014 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	$33,529
Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$—

13. DERIVATIVE CONVERSION FEATURES

On July 27, 2010, the Company issued two Class A Senior Convertible Revolving Promissory Notes (“Class A Notes”), one to Cambridge Services, Inc., in the principal amount of $683,996, consolidating the series of loans (and related accrued interest) made to the Company since June 26, 2009, and one to Discover Advisory Company, in the principal amount of $1,160,984, consolidating the series of loans (and related accrued interest) made to the Company since September 19, 2008 and including advances through September 30, 2010. Each of these promissory notes are due on demand, accrue interest at the rate of 10%, per annum, are convertible (including accrued interest) at the option of each lender into Common Stock of the Company at 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001 (the "Conversion Price"). Both promissory notes contain conversion caps, limiting conversions under these notes to a maximum beneficial ownership position of Company common stock to 9.99% for each lender. Each of these notes contains Company covenants, requiring the lenders’ prior written consent in order for the Company to merge, issue any common or preferred stock or any convertible debt instruments, declare a stock split or dividends, increase any compensation to its officers or directors by more than five (5%) during any calendar year. During the three months ended March 31, 2015, no debt was converted. During the three months ended March 31, 2014, no debt was converted.

The Company renegotiated certain outstanding promissory notes with its four major creditors, Discover Advisory Company of the Bahamas (“DAC”), Kreuzfeld Ltd. of Switzerland (“Kreuzfeld”), Cambridge Services, Inc. of Panama (“CSI”) and Vermoegensverwaltungs-Gesellschaft Zurich LTD of Switzerland (“VGZ”). As of August 1, 2012, the Company authorized the issue of a new series of corporate notes, the Class AA Senior Secured Convertible Revolving Promissory Notes, dated as of August 1, 2012 (the New Note(s)”) and issued New Notes: (1) to DAC, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated July 27, 2010, in the original principal amount of $1,080,984, now cancelled, which had an outstanding balance due (including accrued interest) of $4,764,109 as of December 31, 2014 and $5,032,860 at March 31, 2015; (2) to Kreuzfeld, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 16, 2011, in the original principal amount of $2,000,000, now cancelled, which had an outstanding balance due (including accrued interest) of $4,696,785 at December 31, 2014 and $4,886,469 at March 31, 2015; (3) to CSI, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated August 1, 2011, in the original principal amount of $1,303,996, now cancelled, with an outstanding balance due (including accrued interest) of $3,730,580 as of December 31, 2014, and $3,807,184 at March 31, 2015 and; (4) to VGZ, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 30, 2010, in the original principal amount of $2,000,000, now cancelled, with an outstanding balance due (including accrued interest) of $1,032,355 as of December 31, 2014 and $1,051,389 at March 31, 2015. All of the New Notes accrue interest at the rate of 10%, are convertible into common shares at the conversion rate equal to 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001, and are due on demand.. Pursuant to an Equity and Stock Pledge Agreement, also negotiated and executed as of August 1, 2012, the repayment of the outstanding indebtedness of the New Notes is secured by all of the limited partnership interests of the Company’s

Kiwibox.Com, Inc.

Notes to Financial Statements

13. DERIVATIVE CONVERSION FEATURES (continued)

partly-owned (now deconsolidated) German subsidiary, KWICK! Community GmbH & Co. KG, a private German limited partnership (“KG”), and all of its shares of the sole general partner of KG, KWICK! Community Beteiligungs GmbH.

The Company accounted for the conversion features underlying these convertible debentures in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of new debentures issued to these holders plus accrued interest during the three months ended March 31, 2015 under these terms at the relevant commitment dates to be $562,130 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in income of $136,738 for the three months ended March 31, 2015, which is included in Other Income (Expense) in the accompanying financial statements. The fair value of these derivative conversion features was determined to be $14,907,819 at March 31, 2015.

14. COMMITMENTS AND CONTINGENCIES

We maintain offices for our operations at 330 W. 42th Street, New York, New York 10036, for approximately 990 square feet. This lease requires initial minimum monthly rentals of $3,833 plus tenants’ share of utility/cam/property tax charges which average approximately $291 per month. During 2013 the Company successfully negotiated a 5 year lease, with future minimum rentals as follows:

2015	36,009
2016	49,289
2017	50,768
2018	47,847

In May 2010 the Company negotiated a lease of an apartment in New York City for the CEO in order to reduce travel costs. The lease was for 12 months at $2,775 per month through May 31, 2011. In May 2011 the lease was extended through August 31, 2011 at the rate of $2,837. In August 2011 the lease was extended through December 31, 2011 at the rate of $2,837 per month. In December 2011 the lease was again extended through May 31, 2012 with no change in the base rent. In May 2012 the lease was extended through December 31, 2012 at a monthly rate of $2,943, this lease was then extended through December 31, 2013 at the same terms. In December 2013 the lease was extended through May 31, 2014. The lease was again extended through May 31, 2015 in May of 2014.

Our total rent expenses were $21,667 and $17,722 during the three months ended March 31, 2015 and 2014, respectively.

During the third quarter of 2010 the Chief Technology Officer took over the position of Chief Executive Officer with no changes to the above terms, running through July 30, 2011. On October 6, 2010, the terms of the consulting agreement were modified. The new terms called for a reduced monthly consulting fee of $16,667, and for $100,000 to be prepaid on January 1, 2011 thru June 30, 2011. During the fourth quarter of 2011 this agreement was extended through December 31, 2012. During the fourth quarter of 2012 this agreement was again extended through December 31, 2013 with the same prepayment provision. During the fourth quarter of 2013 the terms of this agreement were modified. The new terms called for an increased monthly consulting fee to $18,333 effective January 1, 2014 through December 31, 2014. During the fourth quarter of 2014 the terms of this agreement were modified. The new terms have the same monthly consulting fees as 2013, $18,333 a month, however; the prepayment provision called for the entire amount payable in advance and as soon as practicable following the execution and delivery of this restated agreement. Payment for January 1, 2015 through December 31, 2015 was made on November 20, 2014 in accordance with the terms of this new agreement. There were no changes to the stock compensation portion of any earlier agreement.

.

In the three months ended March 31, 2015 and March 31, 2014 this officer was granted 300,000 shares.

Kiwibox.Com, Inc.

Notes to Financial Statements

15. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2015, the Company sold advertising space on its Kiwibox.com website to Kwick totaling $8,955, which is included in the $37,101 balance due from Kwick at March 31, 2015. Kwick is majority-owned by Mr. Winkler, who in turn is a related party of the Company (see Note 7).

During the three months ended March 31, 2015 and 2014 one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $12,375 and $9,927 respectively, for legal services. The director also received 300,000 common stock options during the three month periods ending March 31, 2015 and 2014, valued at $2,970 and $2,970 respectively.

During the three months ended March 31, 2015 and 2014 we incurred aggregate expenses of $110,283 and $69,316, respectively, to companies controlled by the Chief Executive Officer, for website hosting, website development and technical advisory services, server farm installations and IT equipment purchases. The officer also earned 100,000 common shares per month during the three months ended March 31, 2015 and 2014 under a consulting agreement, valued at $426 and $1,350 respectively. The officer also received $220,000 in November 2014 for prepaid consulting fees toward 2015 under the terms of a consulting agreement.

Through March 31, 2015, approximately 10% of the voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, LTD and Vermoegensverwaltungs-Gesellschaft Zurich LTD. (VGZ) of Switzerland. Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, LTD and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2015 and 2014.

During the three months ended March 31, 2015, Discovery Advisory Company advanced an additional $175,000 and Kreuzfeld, LTD advanced an additional $100,000. At March 31, 2015, $3,881,722 and $3,080,060 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $3,734,960 and $771,958 owed to Kreuzfeld, Ltd. and VGZ, respectively.

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

16 FAIR VALUE (Continued)

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

For the three moths ending March 31, 2015 and 2014, the fair value of the embedded conversion liabilities was determined using the Black-Scholes model calculating fair value based on the conversion discount as well as the term and short-term bond rate. During the three months ending March 31, 2015 the following assumptions were used: (1) conversion discounts of 50%; (2) a look back period of 10 days (3) bond rates of 0.02% to 0.05% and (4) volatility range of 65% to 205%.

Fluctuation in value is largely based on the change in the daily share price accompanied by the conversion discount. The change in volatility has the greater affect on the conversion liability during each reporting period, as higher volatility levels will yield larger values.

The following table reconciles, for the three months ended March 31, 2015, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidate financial statements:

Conversion Liability at January 1, 2015	$14,482,427
Value of beneficial conversion features of new debentures	562,130
Change in value of beneficial conversion features during period	(136,738)
Reductions in fair value due to principal conversions	—
Conversion Liability at March 31, 2015	$14,907,819

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the recognition of the conversion liability.

Kiwibox.Com, Inc.

Notes to Financial Statements

17. SUBSEQUENT EVENTS

During April 2015 and through May 18, 2015 we received $100,000 of working capital from accredited investors, which are covered by convertible promissory notes.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Kiwibox.Com, Inc., contained herein and in the Company’s annual report for the year ended December 31, 2014 as filed on Form 10-K. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Description of Business

Overview

On December 31, 2009 Magnitude Information Systems, Inc. changed its name to Kiwibox.Com, Inc.

We own and operate “Kiwibox.com”, a social networking website. Initially launched in 1999, Kiwibox.com is an online social networking community. Kiwibox has a regional-based advertising-system that allows target-group-optimized ads for advertisers and sponsors.

Kiwibox Operations

Kiwibox.com is a social network for young adults all around the world for web based - and mobile usage, a community to find new friends and to meet new people online and in the real world. Kiwibox continues to follow the mobile trend by updating its mobile applications to keep members engaged across its multiple platforms. Unlike traditional social networking sites such as MySpace and Facebook, Kiwibox combines "magazine" content and social networking technology in its website, creating attractive topics for its membership to peruse and enjoy. Kiwibox provides advertisers with a superior, worry-free advertising platform with Profile targeted technology to reach Web browser based and mobile Apps Customers.

The Company has successfully integrated Pixunity, a photo-sharing application, to the US market and will continue to add enhancement features throughout the year. At the same time we continue to increase our market presence. Our promotional teams, both inside and outside of New York City, continue to develop partnerships with event organizers and businesses along the West Coast of the United States and plan further expansion of these types of market alliances throughout 2015.

Our operating expenses, not including stock-based compensation, are at a level of approximately $110,000 per month (see sections “Loans and Notes Payable”).

Kiwibox shall continue to rely upon its advertising agreement with Triple Double U (”TDU”), an exclusive German online advertising agency, which agreements have been negotiated by our former subsidiary, Germany-based Kwick, for the Kiwibox network for web and mobile advertisements

Overall, we have equipped our entire Kiwibox.com website with the newest state-of-the-art advertising features which enable sponsors to self-direct their message to specific target audiences based on gender, age, geographic region, education, and interests. Included in this array of features is our “search and be found” function, incorporating Search-Engine optimization with privacy options that improves search results.  We have continued in the first quarter of 2015 to facilitate friends’ searches and establish networks of users on a global basis.

Potential Revenue Streams and Marketing Strategy

Currently we generate the majority of our revenue from advertising/sponsorships. We anticipate revenue growth from increased membership activity and our revitalized website as we continue to implement new marketing strategies. Our software and networking technologies that we incorporated during the last 2 years now permit our mobile devices to accept and receive direct advertising. Our social networks permit us to work with potential advertisers to identify the right member groups for direct target advertising, a marketing channel that is readily accessible to our social media community.

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

The results of our marketing efforts clearly show the following positive trends in the growth of our community at March 31, 2015:

•                     Active Members – Our Kiwibox.com website has 4.17 Million Active Members as of March 31, 2015, an increase of approximately 17 % over fiscal year 2014 Active users are those which have logged in to Kiwibox.com during the last 30 days.

•                     New Registrations – We had 635,472 new registrations for the quarter ended March 31, 2015, an increase of approximately 10% over fourth quarter 2014. New registrations represent a participant’s initial registration on our Kiwibox.com website as a new member.

•                     Unique Visitors- – For the quarter ended March 31, 2015, we had 5.6 Million Unique Visitors to our Kiwibox.com website, an increase of approximately 10% over fourth quarter 2014 results. Unique Visitors refers to the number of distinct individuals requesting pages from our Kiwibox.com website during a specific period, regardless of how often they visit. Visits refer to the number of times our Kiwibox.com website is visited, no matter how many visitors make up those visits.

•                     Page Impressions – We had 512.76 Million Page Impressions during the first quarter of 2015, an increase of approximately 5 % over the prior quarter. Generally, Page Views refer to a number of pages which are viewed or clicked on our Kiwibox.com website during the quarter.

•                     Guestbook Entries – For the quarter ended March 31, 2015, Kiwibox.com had 146.2 Million Guestbook Entries, an increase of approximately 2% from the previous quarter. A Guestbook is a logging system that permits visitors to our Kiwibox.com website to leave a public comment.

•                     Blog Entries – Our Kiwibox.com website members and visitors entered 102.5 Million Blog Entries during the first quarter of 2015, an approximate 8% increase over the prior quarter. A Blog Entry is a message entered in our Kiwibox.com.

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

Competition

Our primary competitors are other online social networks, including Facebook, Instagram, Tinder and Tumbler. Facebook is widely considered as the industry leaders; however, recent statistics and strategic announcements have indicated a shift in the target audience from teens and college students to a much broader and more adult demographic, because of their international focus. We plan to distinguish ourselves by targeting the US-market and by combining the social-network advantages with user generated content – from users to users, while stressing the community feeling. As these other social networks have made changes to their websites we have been able to capitalize on the disenfranchised users and bring them into our online community.

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

Employees

Currently, we have 4 employees.

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

For the quarter ended March 31, 2015, total revenues amounted to $8,955 compared to $10,914 recorded in the first quarter in 2014 . All revenue was received from our affiliate company  Kwick

Gross profit (loss) for the quarter ended March 31, 2015 amounted to $6,122 as compared to $10,914 for the corresponding interim period in 2014.

After deducting selling and general and administrative expenses of $330,333 for the first quarter ended March 31, 2015 compared to $248,806 recorded in the same period in 2014, the Company realized an operating loss of $324,211 for the first quarter of 2015 as compared to an operating loss of $237,892 for the same period in 2014 . This increase is largely the result of our increased costs associated with servicing  our on line users.

The quarter concluded with a net loss of $1,036,312. After accounting for dividends accrued on outstanding preferred stock, which totaled $12,816, the net loss applicable to common shareholders was $1,049,128 or $0.002 per share compared to a net loss applicable to common shareholders of $944,857 or $0.001 per share for the first quarter in the previous year.

Liquidity and Capital Resources

We have financed our business with new debt since our cash flow is insufficient to provide the working capital necessary to fund our operations. We received $275,000 in cash from short-term loans from accredited private investors during the quarter. We have an ongoing and urgent need for working capital to fund our operations. If we are unable to continue to receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $31,652,987 at March 31, 2015, as compared to $30,608,081 at December 31, 2014. Stockholders’ equity showed an impairment of $31,634,435 at the end of the period, compared to an impairment of $30,585,307 at the beginning of the year. The negative cash flow from operations during the three months totaled $282,137 and was financed by new debt.

The Company has $0 of bank debt as of March 31, 2015. Aside from trade payables and accruals, our remaining indebtedness at March 31, 2015 consisted of certain notes and loans aggregating $11,908,700 and the following obligations. Amounts due to related parties were $69,969. The liabilities from derivative conversion features were $14,907,819. The position “Obligations to be settled in stock” of $280,858 accounts for common shares due under consulting agreements, and for services to be settled in common stock options and warrants, where the underlying securities had not yet been issued. Current liabilities also include $748,471 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

Item 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended March 31, 2015 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As of March 31, 2015, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of March 31, 2015, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the financial statements fairly present, in all material respects, the Company’s balance sheets as of March 31, 2015 and December 31,2014 and the related statements of operations, stockholders’ equity, and cash flows for the quarters ended March 31, 2015 and 2014, in conformity with generally accepted accounting principles.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

- We will continue to seek qualified fulltime or part time employees and third party consultants to supplement our financial personnel when and if additional resources become available. - We are continuing to institute more stringent approval processes for financial transactions, and

- We are continuing to perform additional procedures and analyses for significant transactions as a mitigating control in the control environment due to segregation of duties issues.

Changes in Internal Controls over Financial Reporting

Other than described above, during the quarter ended March 31, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any pending material legal proceedings.

Item 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)	Issuance of unregistered securities

During the first quarter in 2015 the Company did sell any unregistered securities.

(b)	Not applicable

(c)	None

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

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5 OTHER INFORMATION

None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.01.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15, 2013.

31.02.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 16, 2013.

32.01.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 16, 2013.

(b)	Reports on Form 8-K:

On January 16, 2015 the company filed a report on 8K disclosing fourth quarter 2014 operational highlights.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2015		KiwiboxCom, Inc.

	By:	/s/ Craig S. Cody
Craig S. Cody
Chief Financial Officer

