Form 10-Q
period 2015-06-30
Kiwibox.Com, Inc.
filed 2015-08-14
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2015

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

 The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of August 13, 2015, was 683,693,060 shares.

-1-

KIWIBOX.COM, INC.

 PART I - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

KIWIBOX.COM, INC.

BALANCE SHEETS

(Unaudited)

	June 30, 2015	December 31, 2014

Assets
Current Assets
Cash	$1,610	$299
Account receivable-affiliate, net of allowance for doubtful accounts of $0	42,442	28,146
Loans receivable-affiliate	90,074	30,000
Prepaid expenses and other current assets	112,332	228,075
Total Current Assets	246,458	286,520
Property and equipment, net of accumulated depreciation of $112,824 and $110,583	3,728	4,971
Other assets	12,831	17,803
Total Assets	$263,017	$309,294
Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Accounts payable	219,486	257,949
Accrued expenses	3,995,610	3,408,864
Due to related parties	63,293	65,909
Obligations to be settled in stock	284,488	276,568
Dividends payable	761,287	735,655
Loans and notes payable - other	100,000	100,000
Loans and notes payable – related parties	340,000	340,000
Convertible notes payable-related parties	11,738,700	11,193,700
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion feature –related parties	15,482,454	14,482,427
Total Current Liabilities	33,018,847	30,894,601

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized; 85,890 and 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized; issued and outstanding 683,693,060 and 683,693,060 shares respectively	68,367	68,367
Additional paid-in capital	52,726,105	52,726,105
Accumulated deficit	(85,550,388)	(83,379,865)
Total Stockholders’ Equity (Impairment)	(32,755,830)	(30,585,307)
Total Liabilities and Equity (Impairment)	$263,017	$309,294

 The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Advertising	$—	$25	$—	$25
Advertising - affiliate	5,341	8,560	14,296	19,474
Total Revenues	5,341	8,585	14,296	19,499
Cost of Goods Sold
Website hosting expenses	2,482	8,790	5,315	8,790
Total Cost of Goods Sold	2,482	8,790	5,315	8,790

Gross Profit (Loss)	2,859	(205)	8,981	10,709

Selling expenses	77,389	121,293	228,130	191,492
General and administrative expenses	162,332	258,325	341,924	436,932

Loss From Operations	(236,862)	(379,823)	(561,073)	(617,715)

Other Income (Expense)

Change in fair value–derivative liability	14,372	(341,389)	151,110	(295,603)
Interest expense-derivative conversion features	(589,007)	(650,143)	(1,151,137)	(1,133,595)

Interest expense	(297,082)	(264,843)	(583,791)	(521,326)

Total Other Income (Expense)	(871,717)	(1,256,375)	(1,583,818)	(1,950,524)

Loss Before Benefit (Provision) for Income Taxes	(1,108,579)	(1,636,198)	(2,144,891)	(2,568,239)
Benefit (Provision) for Income Taxes	0	0	0	0
Net Income (Loss)	$(1,108,579)	$(1,636,198)	$(2,144,891)	$(2,568,239)
Dividends on Preferred Stock	(12,816)	(12,816)	(25,632)	(25,632)
Net Income (Loss) Applicable to Common Shareholders, basic and diluted	$(1,121,395)	$(1,649,014)	$(2,170,523)	$(2,593,871)
Net Loss Per Common Share, basic and diluted	$(0.002)	$(0.003)	$(0.003)	$(0.004)
Weighted Average of Common Shares Outstanding	683,693,060	683,693,060	683,693,060	683,693,060

Comprehensive Income (Loss):
Net Income (Loss)	$(1,108,579)	$(1,636,198)	$(2,144,891)	$(2,568,239)
Total Comprehensive Income (Loss)	$(1,108,579)	$(1,636,198)	$(2,144,891)	$(2,568,239)

 The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC. STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
	2015	2014
Cash Flows From Operating Activities
Net Income/(Loss)	(2,144,891)	(2,568,239)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	2,242	4,755
Change in fair value – derivative liabilities	(151,110)	295,603
Intrinsic value of beneficial conversion feature	1,151,137	1,133,595
Decreases (Increases) in Assets
Accounts receivable - affiliate	(14,296)	(19,474)
Prepaid expenses	115,743	9,494

Increases (Decreases) in Liabilities
Bank overdraft	—	5,911
Liabilities to be settled in stock	7,920	8,640
Accounts payable	(38,463)	8,867
Accrued expenses	586,746	520,079
Net Cash Used by Operating Activities	(484,972)	(600,769)

Cash Flows From Investing Activities
Cash proceeds (outlay) – other assets	4,972	(205)
Loans to affiliate	(60,074)	—
Purchases of property and equipment	(999)	(2,515)
Net Cash Provided (Used) by Investing Activities	(56,101)	(2,720)

Cash Flows From Financing Activities
Proceeds from loans/notes	545,000	560,000
Repayment on convertible note	—	—
Net proceeds (repayments) to related parties	(2,616)	39,830
Net Cash Provided by Financing Activities	542,384	599,830

Net Increase (Decrease) in Cash	1,311	(3,659)

Cash at beginning of period	299	3,659
Cash at end of period	$1,610	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$—	$1,511
Income Taxes Paid	$300	$0

 The accompanying notes are an integral part of the financial statements.

-5-

 KIWIBOX.COM, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Six Months Ended June 30, 2015

Year to date dividend accruals	$25,632

Six Months Ended June 30, 2014

Year to date dividend accruals	$25,632

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

On September 30, 2011, Kiwibox.com acquired the German based social network Kwick! Community GmbH & Co. KG (“Kwick”), a wholly-owned subsidiary.

On December 10, 2013, the Company signed an Equity Purchase Agreement with Marcus Winkler to sell to him eighty (80%) percent of the equity of Kwick. The sale was approved on December 18, 2013. Due to the fact that the parent company ceased to have a controlling financial interest in Kwick, the subsidiary was deconsolidated from that date forward.

Interim Financial Information

The condensed balance sheet at December 31, 2014 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

Cash and Cash Equivalents

The Company accounts for cash and other highly liquid investments with original maturities of three months or less as cash and cash equivalents.

Kiwibox.Com, Inc.

Notes to Consolidated Financial Statements

Depreciation and Amortization

Property and equipment are recorded at cost. Depreciation on equipment, furniture and fixtures and leasehold improvements is computed on the straight-line method over the estimated useful lives of such assets between 3-10 years, or lease term for leasehold improvements, if for a shorter period. Maintenance and repairs are charged tooperations as incurred. Software costs are amortized using the straight line method and amortized over their estimated useful lives. Amortization begins when the related software is ready for its intended use in accordance with Accounting Standards Codification (“ASC”) 350-40, Internal-Use Software, Subsequent Measurement.

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $1,000 and $ 1,100 for the three and six months ended June 30, 2015 and $677 and $0 for the same periods in 2014, respectively.

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

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company accounted for certain convertible debentures issued in the year ended December 31, 2014 and the six months ended June 30, 2015 as derivative liabilities required to be bifurcated from the host contract in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares (see Note 13).

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

Kiwibox.Com, Inc.

Notes to Consolidated Financial Statements

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

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 88,503,240 common shares at June 30, 2015, comprised of 10,500,000 shares issuable upon exercise of stock purchase warrants, 4,500,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 72,773,703 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest with principal totaling $11,738,700 convertible at the option of four debt holders at a price of 50% of the average closing price for the preceding 10 days, would yield in excess of 14.8 billion shares if fully converted at June 30, 2015. However, the respective notes, all of which were issued to these investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the period, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

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

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in these accounts may, at times, exceed the federally insured limits. At June 30, 2015 and December 31, 2014, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. PREPAID EXPENSES

Prepaid expenses consist of the following at:

	June 30, 2015	December 31, 2014
Consulting Fees	$110,000	$220,000
Business insurance	2,332	8,075
	$112,332	$228,075

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	June 30, 2015	December 31, 2014
Furniture	$14,322	$14,322
Leasehold Improvements	24,130	24,130
Equipment	78,101	77,102
	116,553	115,554
Less accumulated depreciation	112,825	110,583
Total	$3,728	$4,971

Depreciation expense charged to operations was $2,242 and $2,179 in the first six months of 2015 and 2014, respectively.

Kiwibox.Com, Inc.

Notes to Consolidated Financial Statements

6. INTANGIBLE ASSETS

	June 30, 2015	December 31, 2014
Website development costs	$254,264	$254,264
Less accumulated amortization	254,264	254,264
Total	$0	$0

Amortization expense for the six months ended June 30, 2015 and 2014 was $0 and $2,576, respectively.

7. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

On December 10, 2013, the company signed an equity purchase agreement with Marcus Winkler to sell to him eighty (80%) percent of the equity of its German subsidiary, Kwick. Pursuant to the terms of the agreement, the purchaser paid 36,000 Euros as the purchase price and the company was required to obtain shareholder approval of the sale as required under applicable Delaware Law. The majority shareholder approval was obtained on December 18, 2013. In addition, the Company and Mr. Winkler signed a Lock-Up and Standstill Agreement pursuant to the general terms of which the Company agreed not to participate in the management, operations or finances of Kwick, which shall be exclusively managed and under control of the purchaser. Accordingly, the Company’s minority ownership position shall be subject, in all respects, to the exclusive control of the purchaser. Mr. Winkler also has investment and voting control over

Kreuzfeld Ltd., a major creditor of the company, which holds a Class AA convertible promissory note with an outstanding balance (including accrued interest) of $4,979,462 as of June 30, 2015.

Due to the significant reduction in the Company’s percentage of controlling interest in Kwick (down to 20%), coupled with the contract restrictions over voting rights and management of the operations of Kwick subsequent to December 18, 2013, the Company recognized the deconsolidation of Kwick as of that date, resulting in a loss on deconsolidation of $253,557, and now carries the investment in Kwick under the cost method of accounting. Due to the significant reductions in fair value of this reporting unit that were considered other than temporary, and impairment of the related goodwill, the carrying value of this cost method investment was zero at December 31, 2014 and June 30, 2015.

Kiwibox.Com, Inc.

Notes to Financial Statements

8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	June 30, 2015	December 31, 2014
Accrued interest	$3,821,205	$3,237,414
Accrued payroll, payroll taxes and commissions	13,346	26,619
Accrued professional fees	149,119	111,900
Accrued rent/deferred rent obligation	11,940	12,196
Miscellaneous accruals	—	20,735
Total	$3,995,610	$3,408,864

9. OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at June 30, 2015 and December 31, 2014

	June 30, 2015	December 31, 2014

Obligation for warrants granted for compensation	$100,000	$100,000
600,000 common shares issuable to a consultant who was a director of the company, for services rendered.	36,000	36,000

1,800,000 (2015) and 1,200,000 shares (2014) common Shares, and 2,900,000 (2015) and 2,900,000 (2014) Stock options issuable to two officers of the Company Pursuant to their respective employment agreements	62,918	62,258
7,500,000 (2015) and 6,600,000 (2014) stock options issuable to one director who also serves as the Company’s general counsel	74,250	68,310
1,000,000 warrants granted on the Pixunity.de asset Purchase (see Note 13)	10,000	10,000

1,200,000 shares granted in 2015 for compensation for services	1,320	—
	$284,488	$276,568

Kiwibox.Com, Inc.

Notes to Consolidated Financial Statements

10. LOANS PAYABLE

The Company (Formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at June 30, 2015 and December 31, 2014:

On December 4, 1996, The company (Formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000
Total	$75,000

11. NOTES PAYABLE

	June 30,	December 31,
	2015	2014
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000
From September 2008 through June 2014 five creditors loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 and April 2011 and August 2012 (see Note 12).	11,738,700	11,193,700
During 2011, a shareholder loaned the company $340,000 under demand notes at 10%	340,000	340,000

Total	$12,103,700	$11,558,700

Kiwibox.Com, Inc.

Notes to Consolidated Financial Statements

12. LONG-TERM DEBT

Long-term debt as of June 30, 2015 and December 31, 2014 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529
Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$—

13. DERIVATIVE CONVERSION FEATURES

On July 27, 2010, the Company issued two Class A Senior Convertible Revolving Promissory Notes (“Class A Notes”), one to Cambridge Services, Inc., in the principal amount of $683,996, consolidating the series of loans (and related accrued interest) made to the Company since June 26, 2009, and one to Discover Advisory Company, in the principal amount of $1,160,984, consolidating the series of loans (and related accrued interest) made to the Company since September 19, 2008 and including advances through September 30, 2010. Each of these promissory notes are due on demand, accrue interest at the rate of 10%, per annum, are convertible (including accrued interest) at the option of each lender into Common Stock of the Company at 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001 (the "Conversion Price"). Both promissory notes contain conversion caps, limiting conversions under these notes to a maximum beneficial ownership position of Company common stock to 9.99% for each lender. Each of these notes contains Company covenants, requiring the lenders’ prior written consent in order for the Company to merge, issue any common or preferred stock or any convertible debt instruments, declare a stock split or dividends, increase any compensation to its officers or directors by more than five (5%) during any calendar year. During the three and six months ended June 30, 2015 no debt was converted.

The Company renegotiated certain outstanding promissory notes with its four major creditors, Discover Advisory Company of the Bahamas (“DAC”), Kreuzfeld Ltd. of Switzerland (“Kreuzfeld”), Cambridge Services, Inc. of Panama (“CSI”) and Vermoegensverwaltungs-Gesellschaft Zurich LTD of Switzerland (“VGZ”). As of August 1, 2012, the Company authorized the issue of a new series of corporate notes, the Class AA Senior Secured Convertible Revolving Promissory Notes, dated as of August 1, 2012 (the New Note(s)”) and issued New Notes: (1) to DAC, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated July 27, 2010, in the original principal amount of $1,080,984, now cancelled, which had an outstanding balance due (including accrued interest) of $4,764,109 as of December 31, 2014 and $5,402,385 at June 30, 2015; (2) to Kreuzfeld, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated

Kiwibox.Com, Inc.

Notes to Financial Statements

13. DERIVATIVE CONVERSION FEATURES (Continued)

September 16, 2011, in the original principal amount of $2,000,000, now cancelled, which had an outstanding balance due (including accrued interest) of $4,696,785 at December 31, 2014 and $4,979,462 at June 30, 2015; (3) to CSI, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated August 1, 2011, in the original principal amount of $1,303,996, now cancelled, with an outstanding balance due (including accrued interest) of $3,807,184 as of December 31, 2014, and $3,884,065 at June 30, 2015 and; (4) to VGZ, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 30, 2010, in the original principal amount of $2,000,000, now cancelled, with an outstanding balance due (including accrued interest) of $1,032,355 as of December 31, 2014 and $1,070,635 at June 30,2015. All of the New Notes accrue interest at the rate of 10%, are convertible into common shares at the conversion rate equal to 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001, and are due on demand.. Pursuant to an Equity and Stock Pledge Agreement, also negotiated and executed as of August 1, 2012, the repayment of the outstanding indebtedness of the New Notes is secured by all of the limited partnership interests of the Company’s partly-owned (now deconsolidated) German subsidiary, KWICK! Community GmbH & Co. KG, a private German limited partnership (“KG”), and all of its shares of the sole general partner of KG, KWICK! Community Beteiligungs GmbH.

The Company accounted for the conversion features underlying these convertible debentures in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of new debentures issued to these holders plus accrued interest during the six months ended June 30, 2015 under these terms at the relevant commitment dates to be $1,151,137 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in expense of $151,110 for the six months ended June 30, 2014, which is included in Other Income (Expense) in the accompanying financial statements. The fair value of these derivative conversion features was determined to be $15,482,454 at June 30, 2015.

14. COMMITMENTS AND CONTINGENCIES

We maintain offices for our operations at 330 W. 42th Street, New York, New York 10036, for approximately 990 square feet. This lease requires initial minimum monthly rentals of $3,833 plus tenants’ share of utility/cam/property tax charges which average approximately $291 per month. The property is subject to a five year lease, with future minimum rentals as follows:

2015	24,164
2016	49,289
2017	50,768
2018	47,847

Kiwibox.Com, Inc.

Notes to Financial Statements

14. COMMITMENTS AND CONTINGENCIES (Continued)

In May 2010 the Company negotiated a lease of an apartment in New York City for the CEO in order to reduce travel costs. The lease was for 12 months at $2,775 per month through May 31, 2011. In May 2011 the lease was extended through August 31, 2011 at the rate of $2,837. In August 2011 the lease was extended through December 31, 2011 at the rate of $2,837 per month. In December 2011 the lease was again extended through May 31, 2012 with no change in the base rent. In May 2012 the lease was extended through December 31, 2012 at a monthly rate of $2,943, this lease was then extended through December 31, 2013 at the same terms. In December 2013 the lease was extended through May 31, 2014. The lease was again extended through May 31, 2016 in March of 2015.

Our total rent expenses were $43,655 and $41,139 during the six months ended June 30, 2015 and 2014, respectively.

The Company is party to a consulting agreement with its Chief Executive Officer for monthly cash compensation of $18,333, or $220,000 per year. Payment for January 1, 2015 through December 31, 2015 was made on November 20, 2014 in accordance with the terms of this new agreement. In the six months ended June 30, 2015 and June 30, 2014 this officer was also granted 600,000 shares.

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

15. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2015, the Company sold advertising space on its Kiwibox.com website to Kwick totaling $14,296, which is included in the Accounts Receivable balance due from Kwick of $42,442 at June 30, 2015. Kwick is majority-owned by Mr. Winkler, who in turn is a related party of the Company (see Note 7).

During the six months ended June 30, 2015 and 2014 one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $21,750 and $19,854 respectively, for legal services. The director also received 100,000 common stock options per month during the three and six month periods ended June 30, 2015 and 2014, valued at $2,970 and $5,940 for the three and six month periods in each year, respectively.

During the three and six months ended June 30, 2015 and 2014 we incurred aggregate expenses of $110,283 and $194,764 and $96,441 and $165,757 respectively, to companies controlled by the Chief Executive Officer, for website hosting, website development and technical advisory services, server farm installations and IT equipment purchases. The officer also earned 100,000 common shares per month during the six months ended June 30, 2015 and 2014 under a consulting agreement, valued at $660 and $2,700 respectively. The officer also received $220,000 in November 2014 for prepaid consulting fees toward 2015 under the terms of a consulting agreement.

Kiwibox.Com, Inc.

Notes to Financial Statements

15. RELATED PARTY TRANSACTIONS (continued)

Through June 30, 2015, approximately 10% of the voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, LTD and Vermoegensverwaltungs-Gesellschaft Zurich LTD. (VGZ) of Switzerland. Discover Advisory Company, Cambridge Services Inc., Kreuzfeld, LTD and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2015 and 2014. During the three months and six months ended June 30, 2015 Discover Advisory Company advanced an additional $175,000 and $270,000, respectively. During the three months and six months ended June 30, 2015 Kreuzfeld, LTD advanced an additional $100,000 and $0. At June 30, 2015, $4,151,722 and $3,080,060 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $3,734,959 and $771,958 owed to Kreuzfeld, Ltd. and VGZ, respectively.

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

Level 1 — quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access as of the measurement date. Financial assets and liabilities utilizing Level 1 inputs include active exchange - trade securities and exchange-based derivatives

Level 2 — inputs other than quoted prices included within Level 1 that are directly observable for the asset or liability or indirectly observable through corroboration with observable market date. Financial assets and liabilities utilizing Level 2 inputs include fixed income securities, non-echange-based, derivatives, mutual funds, and fair-value hedges.

Level 3 — unobservable inputs for the asset or liability only used when there is little, if any, market activity for the asset or liability at the measurement date. Financial assets and liabilities utilizing Level 3 inputs include infrequently-traded, non-exchange-based derivatives and commingled.

Kiwibox.Com, Inc.

Notes to Financial Statements

16. FAIR VALUE (continued)

investment funds and are measured using present value pricing models. The company values the conversion liabilities using the Black-Scholes model and the assumptions are updated using independent data such as the risk free rate, volatility and expected life for each valuation date based on changes over time.

The following table reconciles, for the six months ended June 30, 2015, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Emb Conversion Liability at January 1, 2015	$14,482,427
Present V Value of beneficial conversion features of new debentures	1,151,137
Present V Change in value of beneficial conversion features during period	(151,110)
Reductions in fair value due to principal conversions	—
Conversion Liability at June 30, 2015	$15,482,454

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the recognition of the conversion liability.

18. SUBSEQUENT EVENTS

During July 2015 and through August 4, 2015, 2015 we received $120,000 of working capital from accredited investors, which are covered by convertible promissory notes.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT PURSUANT TO "SAFE HARBOR" PROVISIONS OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934

The information in this quarterly report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such Act provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information about their businesses so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than those statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management’s current expectations and are inherently uncertain. Our actual results may differ significantly from management’s expectations.

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

Kiwibox shall continue to rely upon its advertising agreement with Triple Double U (”TDU”), an exclusive German online advertising agency, which agreements have been negotiated by our former subsidiary, Germany-based Kwick, for the Kiwibox network for web and mobile advertisements

Overall, we have equipped our entire Kiwibox.com website with the newest state-of-the-art advertising features which enable sponsors to self-direct their message to specific target audiences based on gender, age, geographic region, education, and interests. Included in this array of features is our “search and be found” function, incorporating Search-Engine optimization with privacy options that improves search results.  We have continued in the second quarter of 2015 to facilitate friends’ searches and establish networks of users on a global basis.

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

The results of our marketing efforts clearly show the following positive trends in the growth of our community at June 30, 2015:

•                     Active Members – Our Kiwibox.com website has 4.49 Million Active Members as of June 30, 2015, an increase of approximately 8 % over the first quarter,2015. Active users are those which have logged in to Kiwibox.com during the last 30 days.

•                     New Registrations – We had 641,125 new registrations in the 2nd quarter ended June 30, 2015, an increase of approximately 1% over the first quarter 2015, an increase of approximately 41% more than in the same quarter of 2014. New registrations represent a participant’s initial registration on our Kiwibox.com website as a new member.

•                     Unique Visitors- – For the quarter ended June 30, 2015, we had 5.0 Million Unique Visitors to our Kiwibox.com website, an increase of approximately 11% over first quarter 2015 results. Unique Visitors refers to the number of distinct individuals requesting pages from our Kiwibox.com website during a specific period, regardless of how often they visit. Visits refer to the number of times our Kiwibox.com website is visited, no matter how many visitors make up those visits.

•                     Page Impressions – We had 465.9 Million Page Impressions during the second quarter of 2015, an increase of approximately 9 % over the prior quarter. Generally, Page Views refer to a number of pages which are viewed or clicked on our Kiwibox.com website during the quarter.

•                     Guestbook Entries – For the quarter ended June 30, 2015, Kiwibox.com had 148.4 Million Guestbook Entries, an increase of approximately 1.5% from the previous quarter. A Guestbook is a logging system that permits visitors to our Kiwibox.com website to leave a public comment.

•                     Blog Entries – Our Kiwibox.com website members and visitors entered 106.3 Million Blog Entries during the second quarter of 2015, an approximate 3.7% increase over the prior quarter. A Blog Entry is a message entered in our Kiwibox.com.

•                     Mobile Users – For the quarter ended June 30,2015 Kiwibox.com had .46 million Mobile Installations, an increase of approximately 12% over the previous quarter.

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

The Kiwibox Network is focusing on the fast growing mobile usage phenomenon, being online with friend’s every time and everywhere. The Kiwibox Network released multiple updates in the 4th quarter of 2014 for its iOS and Android Applications. At present, more than 700,000 company Apps are installed in our social media marketplace. Our entire Event page was redesigned during the last quarter of 2014, targeted to generate income based on direct advertisement sales with partners and not through the Banner Ads market. In 2015, Kiwibox plans to optimize the Ads-Sales by organizing a department dedicated to target group based editorial and exclusive Ads-Sales. The Kiwibox Group expects to release Kiwibox 4.0 during the third quarter 2015.

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

Employees

Currently, we have 2 employees.

Results of Operations for the Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014

For the three and six months ended June 30, 2015, total revenues amounted to $5,341 and $14,296, respectively compared to $8,585 and $19,499 recorded in the same periods in 2014. All revenue was received from our affiliate Kwick.

Gross Profit (Loss) for the three and six months ended June 30, 2015 amounted to $2,859 and $8,981, respectively, after accounting for $2,482 and $5,315 respectively, in cost of sales. After deducting selling and general and administrative expenses of $239,721 and $570,054 for the three and six months ended June 30, 2015, compared to $379,618 and $628,424 recorded in the same period in 2014 the Company realized operating losses of $236,862 and $561,073 for the three and six months ended June 30, 2015 compared to operating losses of $379,823 and $617,715 in the same periods in 2014.

The quarter concluded with a net loss of $1,108,579 for the quarter and net loss of $2,144,891 for the first six months of 2015. After accounting for dividends accrued on outstanding preferred stock which totaled $25,632, the net loss applicable to common shareholders for the six months ended June 30, 2015 was $2,170,523 or $0.003 per share compared to a net income applicable to common shareholders of $2,593,871 or $0.004 per share for the same period in 2014.

Liquidity and Capital Resources

We have financed our business with new debt since our cash flow is insufficient to provide the working capital necessary to fund our operations. We received $545,000 in cash from short-term loans from accredited private investors during the quarter.

We have an ongoing and urgent need for working capital to fund our operations. If we are unable to continue to receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $32,772,389 at June 30, 2015, as compared to $30,608,081 at December 31, 2014. Stockholders’ equity showed an impairment of $32,755,830 at the end of the period, compared to an impairment of $30,585,307 at the beginning of the year. The negative cash flow from operations during the six months totaled $484,972 and was financed by new debt.

The Company had $0 of bank debt as of June 30, 2015. Aside from trade payables and accruals, our remaining indebtedness at June 30, 2015 consisted of certain notes and loans aggregating $12,178,699, liabilities for derivative conversion features of $15,482,454 amounts due to related parties of $63,293, and the following obligations. The position “Obligations to be settled in stock” of $284,488 accounts for common shares due under consulting agreements, and for services to be settled in common stock options and warrants, where the underlying securities had not yet been issued. Current liabilities also include $761,287 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

Item 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended June 30, 2015 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As of June 30, 2015, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of June 30, 2015, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

1. The Company’s control environment did not have adequate segregation of duties and lacked adequate accounting resources to address non routine and complex transactions and financial reporting matters on a timely basis.

2. The Company had only a part time chief financial officer performing all accounting related duties on site, presenting the risk that the reporting of these non routine and complex transactions during the preparation of our future financial statements and disclosures may not be accomplished in a timely manner. Additionally in September 2012 the Company hired a comptroller to assist the Chief Financial Officer. Effective May 31, 2015 the chief financial officer resigned and the CEO Andre Scholz took over the position as chief financial officer while comptroller that was assisting the previous part time chief financial officer assumed the day to day transactional activity.

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of June 30, 2015 and December 31, 2014 and the related statements of operations, and cash flows for the three and six months ended June 30, 2015 and 2014, in conformity with generally accepted accounting principles.

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

Changes in Internal Controls over Financial Reporting

Other than as stated above, during the quarter ended June 30, 2015, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any pending material legal proceedings.

Item 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a) Issuance of unregistered securities

During the three and six months in 2015 the Company did not sell any unregistered securities.

(b)	Not applicable

(c)	None

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $761,000. These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Item 5. OTHER INFORMATION

None

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

	(a)	Exhibits

31.01.		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 15,2013.

31.02.		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 16,2013.

32.01.		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 16,2013.

	(b)	Reports on Form 8-K

On January 16, 2015 the company filed a report on 8K disclosing fourth quarter 2014 operational highlights.

On June 2, 2015 the company filed a report on 8K disclosing change in director or principal officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2015		Kiwibox.Com, Inc.

	By:	/s/ Andre Scholz
Andre Scholz
Chief Executive Officer Chief Financial Officer

Kiwibox.Com, Inc.

