Form 10-Q
period 2015-09-30
Kiwibox.Com, Inc.
filed 2015-11-16
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2015

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

 The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of November 15, 2015, was 683,693,060 shares.

1

KIWIBOX.COM, INC.

PART I - Item 1 Financial Statements

KIWIBOX.COM, INC.

BALANCE SHEETS

(Unaudited)

	September 30, 2015	December 31, 2014

Assets
Current Assets
Cash	$3,846	$299
Account receivable-affiliate, net of allowance for doubtful accounts $0	48,286	28,146
Loan receivable- affiliate	90,074	30,000
Prepaid expenses and other current assets	60,458	228,075
Total Current Assets	202,664	286,520
Property and equipment, net of accumulated depreciation of $113,742 and $110,583	3,529	4,971
Website development costs, net of accumulated amortization of $254,264 and $254,264	—	—
Other assets	12,862	17,803
Total Assets	$219,055	$309,294

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities:

Accounts payable	197,213	257,949
Accrued expenses	4,306,545	3,408,864
Due to related parties	67,261	65,909
Obligations to be settled in stock	288,172	276,568
Dividends payable	774,103	735,655
Loans and notes payable - other	100,000	100,000
Loans and notes payable – related parties	340,000	340,000
Convertible notes payable-related parties	11,998,700	11,193,700
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion feature –related parties	15,926,674	14,482,427
Total Current Liabilities	34,032,197	30,894,601

Commitments and contingencies	—	—

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized; 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized; 683,693,060 shares issued and outstanding	68,367	68,367
Additional paid-in capital	52,726,105	52,726,105
Accumulated deficit	(86,607,700)	(83,379,865)
Total Stockholders’ Equity (Impairment)	(33,813,142)	(30,585,307)
Total Liabilities and Equity (Impairment)	$219,055	$309,294

The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Advertising	$—	$—	—	$25
Advertising - affiliate	5,843	7,579	20,139	27,053
Total Revenues	5,843	7,579	20,139	27,078
Cost of Goods Sold
Website hosting expenses	3,103	5,152	8,418	13,942
Total Cost of Goods Sold	3,103	5,152	8,418	13,942

Gross Profit (Loss)	2,740	2,427	11,721	13,136

Selling expenses	127,373	77,167	355,503	268,659

General and administrative expenses	168,263	193,269	510,187	630,201

Loss From Operations	(292,896)	(268,009)	(853,969)	(885,724)

Other Income (Expense)
Miscellaneous income	—	—	—	—
Change in fair value–derivative liability	127,123	417,430	278,233	121,827
Interest expense-derivative conversion features	(571,343)	(530,623)	(1,722,480)	(1,664,218)
Interest expense	(307,381)	(274,945)	(891,172)	(796,271)
Total Other Income (Expense)	(751,601)	(388,138)	(2,335,419)	(2,338,662)

Loss Before Benefit (Provision) for Income Taxes	(1,044,497)	(656,147)	(3,189,388)	(3,224,386)
Benefit (Provision) for Income Taxes	0	0	0	0
Net Income (Loss)	$(1,044,497)	$(656,147)	$(3,189,388)	$(3,224,386)
Dividends on Preferred Stock	(12,815)	(12,815)	(38,447)	(38,447)
Net Income (Loss) Applicable to Common Shareholders, basic and diluted	$(1,057,312)	$(668,962)	$(3,227,835)	$(3,262,833)
Net Loss Per Common Share, basic and diluted	$(0.002)	(0.001)	$(0.005)	$(0.005)
Weighted Average of Common Shares Outstanding	683,693,060	683,693,060	683,693,060	683,693,060

Comprehensive Income (Loss):
Net Income (Loss)	$(1,044,497)	$(656,147)	$(3,189,388)	$(3,224,386)
Total Comprehensive Income (Loss)	$(1,044,497)	$(656,147)	$(3,189,388)	$(3,224,386)

 The accompanying notes are an integral part of the financial statement,s.

KIWIBOX.COM, INC. STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows From Operating Activities
Net Income (Loss)	$(3,189,388)	$(3,224,386)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	3,159	5,929
Change in fair value – derivative liabilities	(278,233)	(121,827)
Intrinsic value of beneficial conversion feature	1,722,480	1,664,218
Decreases (Increases) in Assets
Accounts receivable - affiliate	(20,140)	(18,469)
Prepaid expenses	167,619	53,556

Increases (Decreases) in Liabilities:
Bank overdraft	—	8,408
Liabilities to be settled in stock	11,604	12,960
Accounts payable	(60,735)	1,154
Accrued expenses	897,681	798,666
Net Cash Used by Operating Activities	(745,955)	(819,791)

Cash Flows From Investing Activities:
Cash proceeds (outlay) – other assets	4,941	(205)
Loans to affiliate	(60,074)	—
Purchases of property and equipment	(1,717)	(2,515)
Net Cash Used by Investing Activities	(56,850)	(2,720)

Cash Flows From Financing Activities:
Proceeds from loans/notes	805,000	790,000
Net proceeds (repayments) to related parties	1,352	28,852
Net Cash Provided by Financing Activities	806,352	818,852

Net Increase (Decrease) in Cash	3,547	(3,659)

Cash at beginning of period	299	3,659
Cash at end of period	$3,846	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$—	$1,511
Income Taxes Paid	$300	$0

The accompanying notes are an integral part of the financial statements.

5

KIWIBOX.COM, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Nine Months Ended September 30, 2015

Year to date dividend accruals	$38,447

Nine Months Ended September 30, 2014

Year to date dividend accruals	$38,447

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

On December 10, 2013, the Company signed an Equity Purchase Agreement with Marcus Winkler to sell to him eighty (80%) percent of the equity of its German subsidiary, KWICK! Community GmbH & Co. KG, a German limited liability company, and Kwick! Beteiligungs GmbH, its general partner (collectively, “Kwick”). The sale was approved on December 18, 2013. Due to the fact that the parent company ceased to have a controlling financial interest in Kwick, the subsidiary was deconsolidated from that date forward. On December 30, 2013 a total of 15% of the remaining 20% of the equity of Kwick was transferred to the Chief Executive Officer of Kwick (the “Kwick CEO”), in consideration for the Kwick CEO pledging to the bank 5,000 Euros as collateral, on behalf of Kiwibox, for bank overdrafts incurred by “Kwick’s” wholly-owned subsidiary Interscholz Beteiligungs GmbH, as general partner (managing partner) for Interscholz Internet Services GmbH & Co KG; as it is the duty of the general/managing partner to secure liquidity for the partnership. Since Kiwibox owned 20% of Kwick they were required, under German law, as managing partner of Interscholz Beteiligungs GmbH to secure liquidity for Interscholz Internet Services GmbH & Co KG. Therefore, 15% of Kiwibox’s 20% of Kwick was given to the Kwick CEO in exchange for the CEO pledging the necessary collateral. In addition to the collateral given by the Kwick CEO, as new 15% shareholder of Kwick, the Kwick CEO also agreed to keep the Interscholz Beteiligungs GmbH business going. This transfer was unanimously approved with written consent of the Board of Directors. Since the fair value of Kiwibox’s interest in Kwick is zero, this transaction had no material impact on the financial statements.

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

Notes to Financial Statements

Principles of Consolidation

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

 Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $1,200 and $ 2,300 for the three and nine months ended September 30, 2015 and $1,466 and $2,083 for the same periods in 2014, respectively.

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

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company accounted for certain convertible debentures issued in the year ended December 31, 2014 and the nine months ended September 30, 2015 as derivative liabilities required to be bifurcated from the host contract in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares (see Note 13).

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

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 88,503,240 common shares at September 30, 2015, comprised of 10,500,000 shares issuable upon exercise of stock purchase warrants, 4,500,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 72,773,703 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest with principal totaling $11,998,700 convertible at the option of four debt holders at a price of 50% of the average closing price for the preceding 10 days, would yield in excess of 17.7 billion shares if fully converted at September 30, 2015. However, the respective notes, all of which were issued to these investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the period, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

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

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in these accounts may, at times, exceed the federally insured limits. At September 30, 2015 and December 31, 2014, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. PREPAID EXPENSES

Prepaid expenses consist of the following at:

	September 30, 2015	December 31, 2014
Consulting Fees	$55,000	$220,000
Business insurance	5,458
	$60,458	$228,075

Kiwibox.Com, Inc.

Notes to Financial Statements

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	September 30, 2015	December 31, 2014
Furniture	$15,040	$14,322
Leasehold Improvements	24,130	24,130
Equipment	78,101	77,102
	117,271	115,554
Less accumulated depreciation	113,742	110,583
Total	$3,529	$4,971

Depreciation expense charged to operations was $3,159 and $3,353 in the first nine months of 2015 and 2014, respectively.

6. INTANGIBLE ASSETS

	September 30, 2015	December 31, 2014
Website development costs	$254,264	$254,264
Less accumulated amortization	254,264	254,264
Total	$0	$0

Amortization expense for the nine months ended September 30, 2015 and 2014 was $0 and $2,576, respectively.

7. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

On December 10, 2013, the company signed an equity purchase agreement with Marcus Winkler to sell to him eighty (80%) percent of the equity of its German subsidiary, Kwick. Pursuant to the terms of the agreement, the purchaser paid 36,000 Euros as the purchase price and the company was required to obtain shareholder approval of the sale as required under applicable Delaware Law. The majority shareholder approval was obtained on December 18, 2013. In addition, the Company and Mr. Winkler signed a Lock-Up and Standstill Agreement pursuant to the general terms of which the Company agreed not to participate in the management, operations or finances of Kwick, which shall be exclusively managed and under control of the purchaser. Accordingly, the Company’s minority ownership position shall be subject, in all respects, to the exclusive control of the purchaser. Mr. Winkler also has investment and voting control over Kreuzfeld Ltd., a major creditor of the company, which holds a Class AA convertible promissory note with an outstanding balance (including accrued interest) of $5,255,198 as of September 30, 2015.

Due to the significant reduction in the Company’s percentage of controlling interest in Kwick (down to 20%), coupled with the contract restrictions over voting rights and management of the operations of Kwick subsequent to December 18, 2013, the Company recognized the deconsolidation of Kwick as of that date, resulting in a loss on deconsolidation of $253,557, and now carries the investment in Kwick under the cost method of accounting. On December 30, 2013 a total of 15% of the remaining 20% of the equity of Kwick was transferred to the Chief Executive Officer of Kwick (the “Kwick CEO”), in consideration for the Kwick CEO pledging to the bank 5,000 Euros as collateral, on behalf of Kiwibox, for bank overdrafts incurred by “Kwick’s” wholly-owned subsidiary Interscholz Beteiligungs GmbH, as general partner (managing partner) for Interscholz Internet Services GmbH & Co KG: as it is the duty of the general partner/managing partner to secure liquidity for the partnership. Since Kiwibox owned 20% of Kwick they were required, under German law, as managing partner of Interscholz Beteiligungs GmbH to secure liquidity for Interscholz Internet Services GmbH & Co KG. Therefore, 15% of Kiwibox’s 20% was given to the Kwick CEO in exchange for the CEO pledging the necessary collateral. In addition to the collateral given by the Kwick CEO, as new 15% shareholder of Kwick, the Kwick CEO also agreed to keep the Interscholz Beteiligungs GmbH business going. This transfer was unanimously approved with written consent of the Board of Directors. Since the fair value of Kiwibox’s interest in Kwick is zero, this transaction had no material impact on the financial statements.

Kiwibox.Com, Inc.

Notes to Financial Statements

Due to the significant reductions in fair value of this reporting unit that were considered other than temporary, and impairment of the related goodwill, the carrying value of this cost method investment was zero at December 31, 2014 and September 30, 2015.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	September 30, 2015	December 31, 2014
Accrued interest	$4,128,586	$3,237,414
Accrued payroll, payroll taxes and commissions	18,919	26,619
Accrued professional fees	126,612	111,900
Accrued rent/deferred rent obligation	11,693	12,196
Miscellaneous accruals	20,735	20,735
Total	$4,306,545	$3,408,864

9. OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014

Obligation for warrants granted for compensation	$100,000	$100,000
600,000 common shares issuable to a consultant who was a director of the company, for services rendered.	36,000	36,000

2,100,000 (2015) and 1,200,000 shares (2014) common Shares, and 2,900,000 (2015) and 2,900,000 (2014) Stock options issuable to two officers of the Company Pursuant to their respective employment agreements	63,248	62,258

7,500,000 (2015) and 1,200,000 shares (2014) common Shares, and 2,900,000 (2015) and 2,900,000 (2014) Stock options issuable to two officers of the Company Pursuant to their respective employment agreements.	77,200	68,310

1,000,000 warrants granted on the Pixunity.de asset Purchase	10,000	10,000

1,200,000 shares granted in 2015 for compensation for services	1,704	—
	$288,172	$276,568

10. LOANS PAYABLE

The Company (Formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at September 30, 2015 and December 31, 2014:

On December 4, 1996, The company (Formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000
Total	$75,000

Kiwibox.Com, Inc.

Notes to Financial Statements

 11. NOTES PAYABLE

	September 30,	December 31,
	2015	2014
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000

From September 2008 through September 2015 five creditors loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 and April 2011 and August 2012 (see Note 12)	11,998,700	11,193,700

During 2011, a shareholder loaned the company $340,000 under demand notes at 10%	340,000	340,000

Total	$12,363,700	$11,558,700

12. LONG-TERM DEBT

Long-term debt as of September 30, 2015 and December 31, 2014 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529
Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$—

13. DERIVATIVE CONVERSION FEATURES

On July 27, 2010, the Company issued two Class A Senior Convertible Revolving Promissory Notes (“Class A Notes”), one to Cambridge Services, Inc., in the principal amount of $683,996, consolidating the series of loans (and related accrued interest) made to the Company since June 26, 2009, and one to Discover Advisory Company, in the principal amount of $1,160,984, consolidating the series of loans (and related accrued interest) made to the Company since September 19, 2008 and including advances through September 30, 2010. Each of these promissory notes are due on demand, accrue interest at the rate of 10%, per annum, are convertible (including accrued interest) at the option of each lender into Common Stock of the Company at 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001 (the "Conversion Price"). Both promissory notes contain conversion caps, limiting conversions under these notes to a maximum beneficial ownership position of Company common stock to 9.99% for each lender. Each of these notes contains Company covenants, requiring the lenders’ prior written consent in order for the Company to merge, issue any common or preferred stock or any convertible debt instruments, declare a stock split or dividends, increase any compensation to its officers or directors by more than five (5%) during any calendar year. During the three and nine months ended September 30, 2015 no debt was converted.

Kiwibox.Com, Inc.

Notes to Financial Statements

The Company renegotiated certain outstanding promissory notes with its four major creditors, Discover Advisory Company of the Bahamas (“DAC”), Kreuzfeld Ltd. of Switzerland (“Kreuzfeld”), Cambridge Services, Inc. of Panama (“CSI”) and Vermoegensverwaltungs-Gesellschaft Zurich LTD of Switzerland (“VGZ”). As of August 1, 2012, the Company authorized the issue of a new series of corporate notes, the Class AA Senior Secured Convertible Revolving Promissory Notes, dated as of August 1, 2012 (the New Note(s)”) and issued New Notes: (1) to DAC, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated July 27, 2010, in the original principal amount of $1,080,984, now cancelled, which had an outstanding balance due (including accrued interest) of $4,764,109 as of December 31, 2014 and $5,587,256 at September 30, 2015; (2) to Kreuzfeld, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 16, 2011, in the original principal amount of $2,000,000, now cancelled, which had an outstanding balance due (including accrued interest) of $4,696,785 at December 31, 2014 and $5,255,198 at September 30, 2015; (3) to CSI, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated August 1, 2011, in the original principal amount of $1,303,996, now cancelled, with an outstanding balance due (including accrued interest) of $3,807,184 as of December 31, 2014, and $3,962,773 at September 30, 2015 and; (4) to VGZ, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 30, 2010, in the original principal amount of $2,000,000, now cancelled, with an outstanding balance due (including accrued interest) of $1,032,355 as of December 31, 2014 and $1,090,093 at September 30, 2015. All of the New Notes accrue interest at the rate of 10%, are convertible into common shares at the conversion rate equal to 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001, and are due on demand.. Pursuant to an Equity and Stock Pledge Agreement, also negotiated and executed as of August 1, 2012, the repayment of the outstanding indebtedness of the New Notes is secured by all of the limited partnership interests of the Company’s partly-owned (now deconsolidated) German subsidiary, KWICK! Community GmbH & Co. KG, a private German limited partnership (“KG”), and all of its shares of the sole general partner of KG, KWICK! Community Beteiligungs GmbH.

The Company accounted for the conversion features underlying these convertible debentures in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of new debentures issued to these holders plus accrued interest during the nine months ended September 30, 2015 under these terms at the relevant commitment dates to be $1,722,480 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in income of $278,233 for the nine months ended September 30, 2015, which is included in Other Income (Expense) in the accompanying financial statements. The fair value of these derivative conversion features was determined to be $15,926,674 at September 30, 2015.

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

2015	12,200
2016	49,289
2017	50,768
2018	47,847

Kiwibox.Com, Inc.

Notes to Financial Statements

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

Our total rent expenses were $67,814 and $62,108 during the nine months ended September 30, 2015 and 2014, respectively.

The Company is party to a consulting agreement with its Chief Executive Officer for monthly cash compensation of $18,333, or $220,000 per year. Payment for January 1, 2015 through December 31, 2015 was made on November 20, 2014 in accordance with the terms of this new agreement. In the nine months ended September 30, 2015 and September 30, 2014 this officer was also granted 900,000 shares.

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

15. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2015, the Company sold advertising space on its Kiwibox.com website to Kwick totaling $20,139 the balance due from Kwick at September 30, 2015 for these transactions is $48,286. The Company also has outstanding loans due from Kwick of $90,074 at September 30, 2015. Kwick is majority-owned by Mr. Winkler, who in turn is a related party of the Company (see Note 7).

During the nine months ended September 30, 2015 and 2014 one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $37,125 and $29,781 respectively, for legal services. The director also received 100,000 common stock options per month during the three and nine month periods ended September 30, 2015 and 2014, valued at $2,970 and $8,910, respectively in each year.

During the three and nine months ended September 30, 2015 and 2014 we incurred aggregate expenses of $23,856 and $218,620 and $75,658 and $241,415 respectively, to companies controlled by the Chief Executive Officer, for website hosting, website development and technical advisory services, server farm installations and IT equipment purchases. The officer also earned 100,000 common shares per month during the nine months ended September 30,2015 and 2014 under a consulting agreement valued at $990 and $4,050 respectively. The officer also received $220,000 in November 2014 for prepaid consulting fees toward 2015 under the terms of a consulting agreement.

Through September 30, 2015, approximately 10% of the voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, LTD and Vermoegensverwaltungs-Gesellschaft Zurich LTD. (VGZ) of Switzerland. Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, LTD and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2015 and 2014. During the three months and nine months ended September 30, 2015 Discovery Advisory Company advanced an additional $80,000 and $525,000. During the three months and nine months ended September 30, 2015 Kreuzfeld, LTD advanced an additional $180,000 and $280,000. At September 30, 2015, $4,231,722 and $3,080,060 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $3,914,959 and $771,958 owed to Kreuzfeld, Ltd. and VGZ, respectively.

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

The following table reconciles, for the nine months ended September 30, 2015, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements (all Level 3):

Conversion Liability at January 1, 2015	$14,482,427
Value of beneficial conversion features of new debentures	1,722,480
Change in value of beneficial conversion features during period	(278,233)
Reductions in fair value due to principal conversions	—
Conversion Liability at September 30, 2015	$15,926,674

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the recognition of the conversion liability.

Kiwibox.Com, Inc.

Notes to Financial Statements

For 2015, the fair value of the embedded conversion liabilities was determined using the Black-Scholes model calculating fair value based on the conversion discount as well as the term and short-term bond rate. During the nine months ended September 30, 2015 the following assumptions were used: (1) conversion discounts of 50%; (2) a look back period of 10 days (3) bond rates of 0.01% to 0.06% and (4) volatility range of 0% to 351%.

Fluctuation in value is largely based on the change in the daily share price accompanied by the conversion discount. The change in volatility has the greater effect on the conversion liability during each reporting period, as higher volatility levels will yield larger values.

17. SUBSEQUENT EVENTS

During October 2015 and through November 15, 2015 we received $70,000 of working capital from accredited investors, which are covered by convertible promissory notes.

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

Our operating expenses, not including stock-based compensation, are at a level of approximately $96,000 per month (see sections “Loans and Notes Payable”).

Kiwibox shall continue to rely upon its advertising agreement with Triple Double U (”TDU”), an exclusive German online advertising agency, which agreements have been negotiated by our former subsidiary, Germany-based Kwick, for the Kiwibox network for web and mobile advertisements

Overall, we have equipped our entire Kiwibox.com website with the newest state-of-the-art advertising features which enable sponsors to self-direct their message to specific target audiences based on gender, age, geographic region, education, and interests. Included in this array of features is our “search and be found” function, incorporating Search-Engine optimization with privacy options that improves search results.  We have continued in the third quarter of 2015 to facilitate friends’ searches and establish networks of users on a global basis.

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

The results of our marketing efforts clearly show the following positive trends in the growth of our community at September 30, 2015:

•	Active Members – Our Kiwibox.com website has 4.69 Million Active Members as of September 30, 2015, an increase of approximately 8 % over the second quarter, 2015. Active users are those which have logged in to Kiwibox.com during the last 30 days.
•	Unique Visitors- – For the quarter ended September 30, 2015, we had 5.4 Million Unique Visitors to our Kiwibox.com website, an increase of approximately 8% over second quarter 2015 results. Unique Visitors refers to the number of distinct individuals requesting pages from our Kiwibox.com website during a specific period, regardless of how often they visit. Visits refer to the number of times our Kiwibox.com website is visited, no matter how many visitors make up those visits.
•	Page Impressions – We had 430.7 Million Page Impressions during the third quarter of 2015, a slight decrease of approximately 7.5 % over the prior quarter. Generally, Page Views refer to a number of pages which are viewed or clicked on our Kiwibox.com website during the quarter.
•	Guestbook Entries – For the quarter ended September 30, 2015, Kiwibox.com had 151.4 Million Guestbook Entries, an increase of approximately 2% from the previous quarter. A Guestbook is a logging system that permits visitors to our Kiwibox.com website to leave a public comment.
•	Blog Entries – Our Kiwibox.com website members and visitors entered 109.5 Million Blog Entries during the third quarter of 2015, an approximate 3% increase over the prior quarter. A Blog Entry is a message entered in our Kiwibox.com.
•	Mobile Users – For the quarter ended September 30,2015 Kiwibox.com had 510,000 Mobile Installations, an increase of approximately 10% over the previous quarter.

Market Position

Our social media’s market penetration continues to rely upon our innovations where we strive to enhance our member’s experiences with our community. Showcasing events and member rendezvous at select venues represents a mere token of Kiwibox’s community appeal. Our members enjoy our interactive platforms where we blog, play games, chat and share pictures. As a social media company Kiwibox strives to deploy the tools necessary for our members to readily connect, communicate and party; whether in the U.S.A. or worldwide.

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

To stay ahead in our marketplace the Kiwibox stationary device platform is now reinforced by multiple data centers, providing redundant security for our network. We anticipate rolling out our new super-charged Kiwibox Platform, turbo-charging the speed of our user experience and containing a new state-of-the-art, redesigned user interface. These new developments, including the release of Kiwibox’s new Android and IOS Apps for mobile devices, are targeted for launch before Christmas.

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

Employees

Currently, we have 3 employees.

Results of Operations for the Three and Nine Months Ended September 30, 2015 Compared to the Three and Nine Months Ended September 30, 2014

For the three and nine months ended September 30, 2015, total revenues amounted to $5,843 and $20,139, respectively compared to $7,579 and $27,078 recorded in the same periods in 2014. All revenue was received from our affiliate Kwick.

Gross Profit (Loss) for the three and nine months ended September 30, 2015 amounted to $2,740 and $11,721, respectively, after accounting for $3,103 and $8,418 respectively, in cost of sales. After deducting selling and general and administrative expenses of $295,636 and $865,690 for the three and nine months ended September 30, 2015, compared to $270,436 and $898,860 recorded in the same periods in 2014, the Company realized operating losses of $292,896 and $853,969 for the three and nine months ended September 30, 2015 compared to operating losses of $268,009 and $885,724 in the same periods in 2014.

The quarter concluded with a net loss of $1,044,497 for the quarter and net loss of $3,189,388 for the first nine months of 2015. After accounting for dividends accrued on outstanding preferred stock which totaled $38,447, the net loss applicable to common shareholders for the nine months ended September 30, 2015 was $3,227,835 or $0.005 per share compared to a net loss applicable to common shareholders of $3,262,833 or $0.005 per share for the same period in 2014.

Liquidity and Capital Resources

We have financed our business with new debt since our cash flow is insufficient to provide the working capital necessary to fund our operations. We received $260,000 in cash from short-term loans from accredited private investors during the quarter. We have an ongoing and urgent need for working capital to fund our operations. If we are unable to continue to receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $33,829,533 at September 30, 2015, as compared to $30,608,081 at December 31, 2014. Stockholders’ equity showed an impairment of $33,813,142 at the end of the period, compared to an impairment of $30,585,307 at the beginning of the year. The negative cash flow from operations during the nine months totaled $745,955 and was financed by new debt.

The Company had $0 of bank debt as of September 30, 2015. Aside from trade payables and accruals, our remaining indebtedness at September 30, 2015 consisted of certain notes and loans aggregating 12,438,700, liabilities for derivative conversion features of $15,926,674, amounts due to related parties of $67,261 and the following obligations. The position “Obligations to be settled in stock” of $288,172 accounts for common shares due under consulting agreements, and for services to be settled in common stock options and warrants, where the underlying securities had not yet been issued. Current liabilities also include $774,103 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

Item 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended September 30, 2015 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As of September 30, 2015, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of September 30, 2015, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

1. The Company’s control environment did not have adequate segregation of duties and lacked adequate accounting resources to address non routine and complex transactions and financial reporting matters on a timely basis.

2. The Company had only a part time chief financial officer performing all accounting related duties on site, presenting the risk that the reporting of these non routine and complex transactions during the preparation of our future financial statements and disclosures may not be accomplished in a timely manner. Additionally in September 2012 the Company hired a comptroller to assist the Chief Financial Officer. Effective May 31,2015 the chief financial officer resigned and the CEO Andre Scholz took over the position as chief financial officer while the comptroller that was assisting the previous part time chief financial officer assumed the day to day transactional activity.

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of September 30, 2015 and December 31, 2014 and the related statements of operations, and cash flows for the three and nine months ended September 30, 2015 and 2014, in conformity with generally accepted accounting principles.

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

During the three and nine months in 2015 the Company did not sell any unregistered securities.

(b)	Not applicable

(c)	None

Item 3 DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $765,100. These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

Item 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

- None

Item 5 OTHER INFORMATION

- None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

	31.01	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2015.

	31.02	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2015.

	32.01	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2015.

(b)	Reports on Form 8-K
During in the third quarter in 2015, the Company filed the following reports on Form 8-K:
On October 19, 2014, the Company filed a current report on Form 8-K, announcing an operational update for the third quarter

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2015		Kiwibox.Com, Inc.

	By:	/s/ Andre Scholz
Andre Scholz
Chief Executive Officer Chief Financial Officer

