Form 10-K
period 2015-12-31
Kiwibox.Com, Inc.
filed 2016-04-14
CIK 838796

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2015

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

Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The Registrant’s revenues for the fiscal year ended December 31, 2015 were $23,752.

Common stock, par value $.0001 per share (“Common Stock”), was the only class of voting stock of the Registrant outstanding on April 14, 2016. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on April 14, 2016, the aggregate market value of the shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on April 14, 2016, was approximately $324,560. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

As of April 14, 2016 686,093,060 shares of Common Stock, $.0001 par value, were outstanding.

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

The Company is currently subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934. The Company has the authority to issue an aggregate of One Billion Four Hundred Million (1,400,000,000) Common Shares, par value $.0001, following an increase from 700,000,000 shares, authorized by the Company on January 29, 2009, with authorization to issue up to Three Million (3,000,000) “blank check” Preferred Shares, par value $.001, of which at December 31, 2011, Two Thousand Five Hundred (2,500) were designated as Cumulative Preferred Shares, par value $.001; Three Hundred Thousand (300,000) were designated as Series A Senior Convertible Preferred Stock, par value $0.001; Three Hundred Fifty Thousand (350,000) were designated as Series B Senior Convertible Preferred Stock, par value $0.001; One Hundred Twenty Thousand (120,000) were designated as Series C Senior Convertible Preferred Stock, par value $0.001; Five Hundred Thousand (500,000) were designated as Series D Senior Convertible Preferred Stock, par value $0.001; Five Hundred Thousand (500,000) were designated as Series E Senior Convertible Preferred Stock, par value $0.001, and Forty-Three Thousand Six Hundred Ten (43,610) were designated Series G Senior Convertible Preferred Stock

As of December 31, 2015, there were outstanding 686,093,060 Common Shares, 1 Cumulative Preferred Share, and 85,890 Convertible Preferred Shares.

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

The Company has successfully integrated Pixunity, a photo-sharing application, to the US market and will continue to add enhancement features throughout the year. At the same time we continue to increase our market presence. Our promotional teams, both inside and outside of New York City, continue to develop partnerships with event organizers and businesses along the West Coast of the United States and plan further expansion of these types of market alliances thoughout 2016.

Our operating expenses, not including stock-based compensation, are at a level of approximately $95,000 per month. (see sections “Loans and Notes Payable”).

Kiwibox shall continue to rely upon its advertising agreement with Triple Double U (”TDU”), an exclusive German online advertising agency, which agreements have been negotiated by our former subsidiary, Germany-based Kwick, for the Kiwibox network for web and mobile advertisements.

Overall, we have equipped our entire Kiwibox.com website with the newest state-of-the-art advertising features which enable sponsors to self-direct their message to specific target audiences based on gender, age, geographic region, education, and interests. Included in this array of features is our “search and be found” function, incorporating Search-Engine optimization with privacy options that improves search results.  We focused our developed in 2013 and further enhanced during 2014 and 2015 to facilitate friends’ searches and establish networks of users on a global basis.

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

The results of our year-long marketing efforts clearly show the following positive trends in the growth of our community at December 31, 2015:

·                     Active Members – Our Kiwibox.com website has 4.71 Million Active Members as of December 31, 2015, an increase of approximately 4.3 % over the third quarter, 2015. Active users are those which have logged in to Kiwibox.com during the last 30 days.

·                     Unique Visitors – For the quarter ended December 31, 2015, we had 7.5 Million Unique Visitors to our Kiwibox.com website, an increase of approximately 33.8% over the third quarter 2015 results. Unique Visitors refers to the number of distinct individuals requesting pages from our Kiwibox.com website during a specific period, regardless of how often they visit. Visits refer to the number of times our Kiwibox.com website is visited, no matter how many visitors make up those visits.

·                     Page Impressions – We had 400.1 Million Page Impressions during the fourth quarter of 2015, a slight decrease of approximately 7. % over the prior quarter. Generally, Page Views refer to a number of pages which are viewed or clicked on our Kiwibox.com website during the quarter.

·                     Guestbook Entries – For the quarter ended December 31, 2015, Kiwibox.com had 153.7 Million Guestbook Entries, an increase of approximately 1.5% from the previous quarter. A Guestbook is a logging system that permits visitors to our Kiwibox.com website to leave a public comment.

·                     Blog Entries – Our Kiwibox.com website members and visitors entered 112.7 Million Blog Entries during the fourth quarter of 2015, an approximate 2.9% increase over the prior quarter. A Blog Entry is a message entered in our Kiwibox.com.

·                     Mobile Users – For the quarter ended December 31,2015 Kiwibox.com had 570,000 Mobile Installations, an increase of approximately 11.8% over the previous quarter.

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

Market Position-What’s New

Kiwibox continues to expand its brand in the mainstream social media community. With our continued membership offerings and communication features, more people are interacting with each other through our state-of-the-art and meeting community than ever before.

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

The Kiwibox Network is focusing on the fast growing mobile usage phenomenon, being online with friends’ every time and everywhere. The Kiwibox Network released multiple updates in the 4th quarter of 2014 for its iOS and Android Applications. At present, more than 700,000 company Apps are installed in our social media marketplace. Our entire Event page was redesigned during the last quarter of 2014, targeted to generate income based on direct advertisement sales with partners and not through the Banner Ads market.

During the fourth quarter of 2015 we released the Kiwibox 4.0 platform for both our web and mobile community members, adding surplus efficiency to our users’ experience. In addition, the stylistic and new interactive tool on our website emphasizes our focus on the innovative interplay of our design and functionality. All of these new features to our website only reinforce our role in the worldwide social media community as sharp, smooth and easy to enjoy user interface.

New Kiwibox “Meet and Date” App

Introduced to supplement its membership exchange opportunities, Kiwibox will release its subscription dating APP in the next few months to enhance members’ exchange for meet-and-greet and personal exchange of members’ choices.

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

Doubt Raised About our Ability to Continue as a Going Concern.

Our financial statements have been presented on the basis that we will remain a going concern and that our assets will increase and that we will satisfy our liabilities in the normal course of our business. Kiwibox has had minimal revenues and/or has incurred operating losses during the fiscal years ended December 31, 2011, 2012, 2013, 2014 and 2015. Our independent auditors have concluded that these factors create an uncertainty about our ability to continue as a going concern. Our ability to continue as a going concern is dependent, among other factors, on our continued success in raising capital.

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

Absence of Dividends

We have not paid any dividends on our common stock and we are not likely to do so in the foreseeable future. We presently intend to retain earnings for use in growing our business. We may pay for some of our future expansion through debt financing, in which case lenders traditionally prohibit the payment of any such dividends. We also are prohibited from paying dividends on our common stock before we have paid all dividends accrued on our preferred stock, which accruals amounted to $786,919 at December 31, 2015. Investors should be aware, therefore, that the Company intends to re-invest any earnings back into our business for the foreseeable future and that they should have no expectations of receiving any dividends on the common shares they may purchase.

ITEM 2: Description of Properties

We maintain offices for our Kiwibox operations at 330 W. 42nd Street, New York, New York 10036, for approximately 990 square feet. The lease requires minimum monthly rentals of $4,067   plus tenants’ share of utility/cam/property tax charges which average approximately $291 per month.

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

	OTC-BB
	Low/Bid	High/Ask
2013
First Quarter	$0.003	$0.01
Second Quarter	0.003	0.01
Third Quarter	0.003	0.01
Fourth Quarter	0.003	0.01

2014
First Quarter	$0.002	$0.006
Second Quarter	0.002	0.005
Third Quarter	0.002	0.009
Fourth Quarter	0.001	0.004

2015
First Quarter	$0.001	$0.005
Second Quarter	0.001	0.002
Third Quarter	0.001	0.002
Fourth Quarter	0.001	0.001

(b) Shareholders

As of April 14, 2016, there were approximately 356 shareholders of record for the Company’s Common Stock. The number of record holders does not include shareholders whose securities are held in street names.

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

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2011 through 2015 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

The financial data are those of Kiwibox.Com, Inc. including the operations of Kwick through December 18, 2013, the date Kwick was deconsolidated. All inter-company accounts and transactions have been eliminated in consolidation through December 18, 2013.

Balance Sheet

	December 31,
	2015	2014 (Restated)	2013	2012	2011

Total assets	$295,991	$279,294	$157,366	$6,877,123	$8,243,931
Current liabilities	35,531,047	31,032,178	26,017,383	25,910,042	16,326,319
Long-term debt	—	—	—	—	—
Working capital	(35,250,109)	(30,775,658)	(25,887,308)	(25,475,653)	(15,505,560)

Stockholders’ equity (impairment)	$(35,235,056)	(30,752,884)	$(25,860,017)	(19,032,919)	(8,211,778)

Statement of Operations

		For the Year Ended December 31,
	2015	2014 (Restated)	2013	2012	2011
Total revenues	$ 23,752	$ 36,755	$ 934,219	$ 1,469,705	$ 599,615
Operating loss	(1,132,351)	(1,361,426)	(7,404,934)	(1,671,156)	(1,500,610)
Net loss	(4,443,790)	(4,841,604)	(6,953,532)	(14,010,332)	(5,900,357)
Net loss after dividends
on preferred shares	(4,485,053)	(4,892,867)	(7,004,795)	(14,061,595)	(5,951,800)
Net loss per common share	$ (0.006)	$ (0.007)	$ (0.01)	$ (0.022)	$ (0.011)
Number of shares used in
computing per share data	684,127,033	683,693,060	680,961,142	650,715,901	522,090,046

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

The Company has successfully integrated Pixunity, a photo-sharing application, to the US market and will continue to add enhancement features throughout the year. At the same time we continue to increase our market presence. Our promotional teams, both inside and outside of New York City, continue to develop partnerships with event organizers and businesses along the West Coast of the United States and plan further expansion of these types of market alliances throughout 2016.

Kiwibox shall continue to rely upon its advertising agreement with Triple Double U (”TDU”), an exclusive German online advertising agency, which agreements have been negotiated by our former subsidiary, Germany-based Kwick, for the Kiwibox network for web and mobile advertisements

Overall, we have equipped our entire Kiwibox.com website with the newest state-of-the-art advertising features which enable sponsors to self-direct their message to specific target audiences based on gender, age, geographic region, education, and interests. Included in this array of features is our “search and be found” function, incorporating Search-Engine optimization with privacy options that improves search results.  We have continued in the fourth quarter of 2015 to facilitate friends’ searches and establish networks of users on a global basis.

During the fourth quarter of 2015 we released the Kiwibox 4.0 platform for both our web and mobile community members, adding surplus efficiency to our users’ experience. In addition, the stylistic and new interactive tool on our website emphasizes our focus on the innovative interplay of our design and functionality. All of these new features to our website only reinforce our role in the worldwide social media community as sharp, smooth and easy to enjoy user interface. New Kiwibox “Meet and Date” App-Introduced to supplement its membership exchange opportunities, Kiwibox will release its subscription dating APP in the next few months to enhance members’ exchange for meet-and-greet and personal exchange of members’ choices.

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

The operating expenses, not including stock-based compensation, remained at a level of approximately $95,000 per month. We are currently receiving funding at these levels from existing investors (see sections “Loans and Notes Payable”).

Results of Operations for the Twelve Months Ended December 31, 2015 Compared to the Twelve Months Ended December 31, 2014

Our website presence is not yet supported by a volume of active members-users that would provide a basis for significant growth in advertising revenues. For the year ended December 31, 2015, total revenues amounted to $23,752 compared to $36,755 in 2014.

Gross Profit amounted to $5,353 after considering $18,399 costs of revenue. After deducting selling, general and administrative expenses of $1,137,704 compared to the $1,366,775 recorded in 2014, the Company realized an operating loss of $1,132,351 compared to an operating loss of $1,361,426 in 2014 . These operating expenses went down primarily due to two reasons. Two major investors have not committed to future financing and the other investors have given the order to reduce costs by 5-10% on the employee side. Therefore some of the growing services (support) were outsourced. Receiving less money had the effect of not being able to spend more. Additionally, the hardware costs became cheaper by merging pixunity into Kiwibox and optimizing hardware. Based on newer technology more features could be used with less hardware and therefore the associated management costs and development costs decreased. For the year 2016 management expects operating expenses to remain steady and an expected increase in revenues due to new mobile advertising, this will start a process of putting the company on a path towards eventually eliminating the erosion of shareholder value.

The major item included in non-operating income and expenses was a charge of $2,392,694 accounting for the intrinsic value of the beneficial conversion feature associated with convertible debt. We also had a gain of $278,741 in connection with changes in the valuation of derivative liabilities, In 2014, included in non-operating income and expenses was a charge of $2,444,269 accounting for the intrinsic value of the beneficial conversion feature associated with convertible debt and a gain of $30,075 in connection with changes in the valuation of derivative liabilities. In 2015, the year concluded with a net loss of $4,433,790. After accounting for dividends accrued on outstanding preferred stock which totaled $51,263 the net loss applicable to common shareholders was $4,485,053 or $0.006 per share, compared to a loss of $4,892,867 or $0.007 per share for the previous year.

Liquidity and Capital Resources

We have financed our business with new debt and equity capital since our cash flow is insufficient to provide the working capital necessary to fund our parent operations. In addition, we received $1,160,000 from short-term loans for continuing operations. We have an urgent need for working capital to fund our operations. If we are unable to immediately receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $35,250,110 at December 31, 2015, as compared to $30,775,658 at December 31, 2014. Stockholders’ equity showed an impairment of $35,235,057 at the end of the year, compared to an impairment of $30,752,884 at the beginning of the year. The cash flows used by operations totaled $(1,077,366) and was brought about primarily due to operating losses. We have $343 of bank indebtedness at December 31, 2015. Our other indebtedness, excluding the other current liabilities described below, consisted of certain notes and loans aggregating $12,827,228, derivative conversion liabilities of $16,596,381 and advances from related parties of $116,474. The position “Obligations to be settled in stock” of $284,368 includes $138,368 for common shares and options accrued for certain officers and directors pursuant to their respective employment and remuneration agreements, and $146,000 for stock and warrants due under consulting agreements. Current liabilities also include $786,919 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

ITEM 9A: MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Item 9A(T).  Evaluation of Disclosure Controls and Procedures

In connection with the preparation of the Company’s Annual Report on Form 10-K, an evaluation was carried out by our management, with participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of December 31, 2015.  Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified, and that such information is accumulated and communicated to  management, included the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

During our evaluation of disclosure controls and procedures as of December 31, 2015, conducted as part of the Company’s annual audit and preparation of our annual financial statements, several deficiencies were identified which viewed in the aggregate, represent a material weakness.  As a result of this material weakness, described more fully below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, the Company’s disclosure controls and procedures were ineffective.

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

Management has conducted, with the participation of the Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  Management’s assessment of internal control over financial reporting was conducted using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of December 31, 2015, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2015 and 2014, in conformity with generally accepted accounting principles.

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

 Changes in Internal Control over Financial Reporting

 Other than described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal year ended December 31, 2015, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL

PERSONS

The names of all directors and executive officers of the Company are as follows:

Name	Positions	Term Served (Expires)

Andre Scholz	Director President, Chief Executive Officer Chief Technology Officer Chief Financial Officer	May 13, 2009 to present August 1, 2010 to present May 13, 2009 to present May 31, 2015 to present

Joseph J. Tomasek	Director	Feb. 11, 1999 to present

Craig S. Cody	Chief Financial Officer	May 1, 2010 to May 31, 2015

Andre Scholz, Age 38 – Director, Chief Technology Officer, and Chief Financial Officer. Andre Scholz has more than 17 years business experience in Internet, telecommunication technology and IT security. He holds an advanced degree from the University of Stuttgart and Konstanz in electronic engineering. Mr. Scholz is a consultant and well known technical expert for numerous social networks, communities and high-traffic sites, active around the world. He brings a wealth of social network and internet knowledge to Kiwibox. Mr. Scholz was co-founder of various internet exchange points and manages them until now. Since 1996 he is Managing Director of a carrier and Internet Service Provider in Stuttgart, Germany and since 2002 he is CEO of the Interscholz company group, Leonberg, Germany, which places private investments in and is managing and operating various companies.

Craig S. Cody, Age 53 – Chief Financial Officer. Effective as of May 4, 2010, Registrant promoted Craig S. Cody to serve as its Chief Financial Officer. Mr. Cody, a licensed Certified Public Accountant, had previously served as the Comptroller for the Registrant. In addition to managing an independent accounting and financial services business in New York for a diverse group of clients, he brings extensive management experience derived in the public sector. Mr. Cody holds a B.S. Degree in Accounting from the State University of New York. Effective May 31, 2015 Craig S. Cody, the chief financial officer, resigned and the CEO Andre Scholz took over the position as chief financial officer while the comptroller that was assisting the previous part time chief financial officer assumed the day to day transactional activity.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company knows of no person, who at any time during the period from the date at which it filed its annual report on Form 10-K for the year ended December 31, 2015 to the present, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a), except for the annual statements of beneficial ownership of securities on Form 5 for the officers and directors of the Company which were filed late.

ITEM 11: EXECUTIVE COMPENSATION

2014 SUMMARY COMPENSATION TABLE

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of the Company during the year ended December 31, 2015, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time since 2013, as well as the most highly compensated employees who did not serve as executive officers since 2013. Compensation information is shown for the fiscal years ended December 31, 2015, 2014 and 2013:

(1)

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-Qualified Deferred Compensation Earnings ($) (h)	All Total Other ($) Compen sation ($) (i)
Andre Scholz Chief Executive Officer, President, Director	2015 2014 2013	220,000 220,000 200,000	568 - 2,000	1,320 5,400 8,040	- - -	- - -	- - -	(221,888) (225,400) (210,040)
Joseph J. Tomasek, Esq., Director and General Legal Counsel	2015 2014 2013	12,375 13,500 -	284 - 1,250	- - -	11,880 11,880 11,880	- - -	- - -	36,000 60,539 34,288 59,668 33,708 46,838

Craig S Cody Chief Financial Officer	2015 2014 2013	12,500 74,500 73,500	284 - 1,250	- - -	- - -	- - -	- - -	15,030 27,814 3,500 78,000 17,500 92,250

All executive officers and named significant employees and directors as a group	2015 2014 2013	244,875 308,000 273,500	1,136 - 4,500	1,320 5,400 8,040	11,880 11,880 11,880	- - -	- - -	51,030 310,241 37,788 363,068 51,208 349,128

Andre Scholz 2015-2013: Andre Scholz joined the Company in May 2009, as our Chief Technology Officer and as a director. On August 1, 2010 Mr. Scholz took over as President and Chief Executive Officer. Effective May 31, 2015 Craig S. Cody, the chief financial officer, resigned and Andre Scholz took over the position as chief financial officer. During 2015, we paid Mr. Scholz $220,000 as salary. He also has accrued 1,200,000 common shares, earning 100,000 common shares every month. These shares were accrued for and valued at $1,320. These shares had not been issued at December 31, 2015. During 2014, we paid Mr. Scholz $220,000 as salary. He also has accrued 1,200,000 common shares, earning 100,000 common shares every month. These shares were accrued for and valued at $5,400. These shares were issued on October 26,2015. During 2013, we paid Mr. Scholtz $200,000 as salary. He also has accrued 1,200,000 common shares, earning 100,000 common shares every month. These shares were for and valued at $8,040.These shares were issued in December 2013. He also had accrued 500,000 common shares as a signing bonus and has been earning 100,000 common shares every month, beginning with May 15, 2009.

The terms of his consulting /employment agreement are included in our filing on Form 8-K of May 22, 2009 which is incorporated herein by reference to that filing. On December 1,2015 the terms of his consulting agreement were extended through December 31,2016. On November 21, 2014 the terms of his consulting agreement were extended through December 31, 2015. On January 1, 2014 the terms of his consulting agreement were extended through December 31, 2014 with no changes to the terms. In December 2013 the terms of his contract was updated to $220,000 annually.

Joseph J. Tomasek 2015-2013: During fiscal years 2015, 2014, and 2013, the Company incurred or paid $60,539, $59,668, and $46,838, respectively, to Mr. Tomasek for legal services rendered to the Company. In 2015 Mr. Tomasek earned options for 1,200,000 restricted shares, valued at $11,880 pursuant to the Black-Scholes valuation formula. In 2014 Mr. Tomasek earned options for 1,200,000 restricted shares, valued at $11,880 pursuant to the Black-Scholes valuation formula. In 2013 Mr. Tomasek earned options for 1,200,000 restricted shares, valued at $11,880 pursuant to the Black-Scholes valuation formula. These options are earned at the rate of 100,000 options per month, beginning with April 2009.

Craig S Cody May 31, 2015- 2013: During the year 2015, Mr. Cody earned $27,814. During the year 2014, Mr. Cody earned $78,000. During the year 2013, Mr. Cody earned $92,250.

Stock Options:

No stock options were granted during 2013, 2014 or 2015 pursuant to the Company’s 1997 Stock Option Plan and 2000 Stock Incentive Plan, to any executive officers, directors, employees or to any beneficial owners of more than 10 percent of any class of equity securities of the Company. In addition, there were no stock options or warrants exercised by any officer, director, employee or any beneficial owners of more than 10 percent of any class of equity securities of the Company during 2013, 2014 or 2015.

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

Options Granted Outside of Stock Option Plans:

During 2015, one director who also serves as the Company’s general counsel earned 1,200,000 five-year stock options, exercisable at $0.05 per common share.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2014, for each of the persons covered under our Summary Compensation Table.

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards No. of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	No. of Shares or Units of Stock that have not vested	Market Value of Shares or Units of Stock that have not vested	Equity Incentive Awards, Shares, Units Or other Rights that have not vested	Equity Incentive Plan Awards: Market or Payout value of Unearned Shares,Units or other rights that have not vested
Joseph J. Tomasek, Director and General Legal Counsel	4,500,000	-	-	$0.05	03/31/16 to 9/30/18	-	-	-	-

Option Exercises and Stock Vested Table: None

Pension Benefits Table: None

Nonqualified Deferred Compensation Table: None

Pre-requisites Table: None

Compensation of Directors:

We did not pay any compensation to any of our directors for services rendered as directors during fiscal years 2015, 2014 and 2013

During 2015, 2014 and 2013, one outside director of the Company who also serves as the Company’s general and securities counsel, incurred or was paid an aggregate of $60,539, $59,668 and $46,838 respectively, for legal services.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us with respect to the beneficial ownership of Common Stock held of record as of December 31, 2015, by (1) all persons who are owners of 5% or more of our Common Stock, (2) each of our named executive officers (see “Summary Compensation Table”), (3) each director, and (4) all of our executive officers and directors as a group. Each of the stockholders can be reached at our principal executive offices located at 330 West42nd Street, Suite 3210, New York, New York 10036.

Title of Class*	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Directors and Executive Officers:

Common Stock	Andre Scholz	8,800,000	(2)	1.22%
	Pres./CEO/Director

	Joseph Tomasek	9,930,500	(3)	1.45%
	Director

All Directors and Officers as a Group:		18,330,500		2.67%
as a Group (2 persons)

Beneficial owners of more than 5% of Common Stock (exclusive of officers and directors):

Discover Advisory Company		68,540,697	(4)	9.99%
c/o Horymor Trust Corp. Ltd.
50 Shirley Street / P.O.Box N-341,
Nassau

Cambridge Services Inc.		68,540,697	(5)	9.99%
c/o TSZ Treuhandgesellschaft
Sauter & Co.
Suedstr. 11, CH-8034 Zurich, Switzerland

Markus Winkler 330 West 42nd New York, NY 10036		68,540,697	(6)	9.99%

 * The Company also has issued and outstanding as of December 31, 2015, 85,890 shares of its Senior Convertible Preferred Stock, with concentrations in excess of 10% for one or more of the holders of such stock, however, none of such shares bear any voting rights.

(1)

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock which such person has the right to acquire within 60 days of March 1, 2016. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any shares of Common Stock which such person has the right to acquire within such date, whether by exercise of stock options or warrants or conversions of other securities, are deemed to be outstanding and to be beneficially owned by the person holding such option, warrant or convertible security for purposes of computing such person’s percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.

(2) Consists of 7,600,000 shares outstanding, 1,200,000 shares accrued but not yet issued

(3) Includes 4,500,000 stock options.

(4) Includes 33,300,937 shares issuable upon conversion of convertible debt. Karen Buehler has investment and voting control of Discover Advisory Company.

(5) Includes 37,171,829 shares issuable upon conversion of convertible debt. Victor Sauter has investment control of Cambridge Services Inc.

(6) Includes 2,300,937 shares issuable upon conversion of convertible debt of Kreuzfeld, Ltd. and VGZ (Vermoegenssverwaltungsgesellschaft) both of which Markus Winkler has investment and voting control.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company knows of no person, who at any time during the year ended December 31, 2015, was a director, officer, or beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a).

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2015 and 2014 one outside director of the Company who also serves as the Company’s general and securities counsel, incurred an aggregate $48,164  and $47,788, respectively, for each period for legal services. The director also received 100,000 common stock options per month during the year ended December 31, 2015, valued at $11,880. The director also received 100,000 common stock options per month during the year ended December 31, 2014, valued at $11,880. The balance due to this director at December 31, 2015 and 2014 was $10,552 and $10,552, respectively.

For the year ended December 31, 2015 and 2014 we incurred an aggregate $343,293  and $450,446, respectively, to companies controlled by the Chief Executive Officer of the Company, for website hosting, website development and technical advisory services, server farm installations and IT equipment purchases. The officer also earned 100,000 common shares per month during the year ended December 31, 2015 under a consulting agreement, valued at $1,320. During 2015, The officer received $220,000 in December 2015 for prepaid consulting fees towards 2016 under the terms of a consulting agreement. During 2014, The officer received $220,000 in November 2014 for prepaid consulting fees towards 2015 under the terms of a consulting agreement. The balance due to this officer and/or his affiliated companies at December 31, 2015 and 2014 was $72,876 and $55,816, respectively.

The balance due from Kwick at December 31,2015 and 2014 was $51,898 and $28,146, respectively, from sales to the affiliate and is shown on the balance sheet as Accounts receivable - affiliate. The balance due to Kwick at December 31, 2015 and 2014 was $21,524 and $137,577, respectively, and is included in the balance sheet as Due To Related Parties (see Note 27 to the Financial Statements).

During 2015 and 2014, approximately 10% of the Company’s voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, Ltd. and Vermoegensverwaltungs-Gesellschaft Zurich Ltd. (VGZ) of Switzerland. Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, Ltd. and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2014 and 2015.

During the year ended December 31, 2015, Discovery Advisory Company advanced an additional $745,000 and Kreuzfeld, Ltd advanced $415,000. During the year ended December 31, 2014, Cambridge Services Inc. advanced $720,000 Discovery Advisory Company advanced $485,000 and Kreuzfeld, Ltd. advanced $70,000. At December 31, 2015, $4,451,722 and $3,080,060 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $4,049,959 and $771,958 owed to Kreuzfeld, Ltd. and VGZ, respectively.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Rosenberg Rich Baker Berman & Company ("Rosenberg") billed us in the aggregate amount of $35,000 and $46,680 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-K and 10-Q for the years ended December 31, 2015, and December 31, 2014, respectively.

AUDIT-RELATED FEES

Rosenberg did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2015, and December 31, 2014.

TAX FEES

Rosenberg billed us in the aggregate amount of $0, and $0 for professional services rendered for tax related services for the fiscal years ended December 31, 2015 and December 31, 2014, respectively.

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

(b) Reports on Form 8-K

During the first quarter in 2016, the Company filed the following reports on Form 8-K:

On February 2, 2016, the Company released a press release disclosing certain typical accomplishments achieved during the fourth quarter 2015.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIWIBOX.COM, INC.
By:	/s/ Andre Scholz	Date: April 14, 2016
Andre Scholz
President and Chief Executive Office
(Principal Executive Officer),
Director, Secretary, Chief Financial Officer
(Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Date

/s/ Joseph J. Tomasek	April 14, 2016
Joseph J. Tomasek, Director

/s/ Andre Scholz	April 14, 2016
Andre Scholz, Director

EXHIBIT INDEX

(A)	Financial Statements and Notes to Financial Statements

(3) (i)	Articles of Incorporation and Amendments thereto, incorporated herein by reference to Exhibits of previous filings with the Commission.

(3) (ii)	Bylaws of the Company, incorporated herein by reference to Exhibits of previous filings with the Commission.

10.25*	Copy of Agreement and Plan of Reorganization, Dated February 19, 2007, between the Company, Kiwibox Media, Inc. and the Kiwibox Shareholders, and Form of Employment Agreement for the Three Kiwibox Shareholders,

10.27*	Amendment No. 3 to Agreement and Plan of Reorganization, dated July 31, 2007 and Effective August 2, 2007.

10.28*	Preliminary Employment Agreement with Paul Farris, Dated September 19, 2007

10.29*	Amendment No. 4 to Agreement and Plan of Reorganization, dated as of December 3, 2007.

10.30*	Amendment No. 5 to Agreement and Plan of Reorganization, dated as of December 31, 2007.

10.31*	Standstill Letter Agreement, dated as of January 30, 2008.

10.32*	Standstill Letter Agreement, dated as of February 11, 2008.

10.33*	Amendment No. 6 to Agreement and Plan of Reorganization, dated as of February 28, 2008.

10.34*	Engagement Agreement, Dated June 27, 2008, between Tell Capital AG and the Company.

10.35*	Resignation Agreement, Dated August 19, 2008, between Ivan Tumanov and the Company.

10.36*	Form of Demand Notes issued by the Company to Lender, Discover Advisory Company.

10.36-1*	Form of corrected Demand Notes issued by the Company to Lender, Discover Advisory Company.

10.36-2	Form of Registrant’s Master Corporate Promissory Note, dated June 4, 2009, delivered and accepted by Discover Advisory Company, attached as an exhibit to Registrant’s Form 8-K filed with the Commission on June 12, 2009.

10.37	Copy of Stock Pledge Agreement, dated June 4, 2009, by and between Registrant and Discover Advisory Company- attached as an exhibit to Registrant’s Form 8-K filed with the Commission on June 12, 2009.

10.38	Copy of Consulting Agreement, dated June 1, 2009, between the Registrant, Kiwibox Media, Inc. and Andre Scholz attached as an exhibit to Registrant’s Form 8-K filed with the Commission on June 12, 2009.

10.39	Form of Registrant’s Securities Purchase Agreement, with Warrant as an Exhibit: attached as an exhibit to Registrant’s Form 8-K filed with the Commission on December 31, 2009.

10.40	Certificate of Ownership and Merger of Kiwibox Media, Inc. with and into Magnitude Information Systems, Inc., including Corporate Name Change, dated December 15, 2009 and as filed with the Secretary of State of Delaware on December 17, 2009. attached as an exhibit to Registrant’s Form 8-K filed with the Commission on December 31, 2009

10.41	Form of Class AA Senior Secured Convertible Revolving Promissory Note issued to Discover Advisory Company, Cambridge Services, Inc., VGZ and Kreuzfeld Ltd. On August 1, 2012.

31.01A.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 14, 2016

31.02A.	Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 14, 2016.

32.01A.	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 14, 2016.

32.02A.	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated April 14, 2016.

*	Documents filed as exhibits to Registrant’s current reports, quarterly reports, annual reports and registration statements and amendments thereto with the U.S. Securities and Exchange Commission.

OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE

(a)	The Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2015, June 30, 2015, and September 30, 2015.

(b)	All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act since the Company’s fiscal year ended December 31, 2010

Kiwibox.Com, Inc.

Financial Statements

December 31, 2015 and 2014

Kiwibox.Com, Inc.

Index to the Financial Statements

December 31, 2015 and 2014

31

32

Kiwibox.Com, Inc. and Subsidiary

Consolidated Balance Sheets

	December 31, 2015	(Restated) December 31, 2014
Assets
Current Assets
Cash and cash equivalents	$—	$299
Accounts receivable - affiliate, net of allowance for doubtful accounts of $0	51,898	28146
Prepaid expenses and other current assets	229,038	228,075
Total Current Assets	280,936	256,520
Property and equipment, net of accumulated depreciation of $114,224 and $110,583	3,046	4,971
Website development costs, net of accumulated amortization of $254,264 and $254,264	—	—
Other assets	12,007	17,803
Total Assets	295,989	279,294

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Accounts payable	284,912	257,949
Accrued expenses	4,634,763	3,408,864
Due to related parties	116,474	203,486
Obligations to be settled in stock	284,368	276,568
Dividends payable	786,919	735,655
Loans and notes payable - other	100,000	100,000
Loans and notes payable - related parties	340,000	340,000
Convertible notes payable - related parties	12,353,700	11,193,700
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion feature – related parties	16,596,381	14,482,427
Total Current Liabilities	$35,531,046	31,032,178

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized; 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized; issued and outstanding 686,093,060 and 683,693,060 shares respectively	68,607	68,367
Additional paid-in capital	52,728,745	52,726,105
Accumulated deficit	(88,032,495)	(83,547,442)
Total Stockholders’ Equity (Impairment)	(35,235,057)	(30,752,884)
Total Liabilities and Equity (Impairment)	$295,989	$279,294

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc.

Statements of Operations

	Year Ended December 31,
	2015	2014 (Restated)
Net Sales
Advertising	$—	$52
Advertising - affiliate	23,752	36,703
Total Net Sales	23,752	36,755
Cost of Goods Sold
Website hosting expenses	18,399	31,406
Total Cost of Goods Sold	18,399	31,406
Gross Profit	5,353	5,349
Selling expenses	442,182	556,063
Stock-based compensation	1,704	—
General and administrative expenses	693,818	810,712
Loss From Operations	(1,132,351)	(1,361,426)
Other Income (Expense)
Miscellaneous income	4,224	4,462
Gain/(Loss) on foreign currency exchange	14,054	10,205
Interest expense	(1,205,764)	(1,080,651)
Interest expense-derivative conversion features	(2,392,694)	(2,444,269)
Change in fair value – derivative liabilities	278,741	30,075
Total Other Income (Expense)	(3,301,439)	(3,480,178)
Loss Before Benefit (Provision) for Income Taxes	(4,433,790)	(4,841,604)
Benefit (Provision) for Income Taxes	—	—
Net Loss	$(4,433,790)	$(4,841,604)
Dividends on Preferred Shares	(51,263)	(51,263)
Net Loss Applicable to Common Shareholders, basic and diluted	$(4,485,053)	$(4,892,867)
Net Loss Per Common Share, basic and diluted	(0.006)	(0.007)
Weighted Average of Common Shares Outstanding	684,127,033	683,693,060

The accompanying notes are an integral part of the financial statements

Kiwibox.Com, Inc.

Statement of Stockholders’ Equity (Deficit)

Year Ended December 31, 2014 (Restated)

	Convertible Preferred Shares		Cumulative Preferred Shares		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity (Deficit)

Balances, January 1, 2014	85,890	$86	1	$—	683,693,060	68,367	52,726,105	(78,654,575)	—	(25,860,017)
Shares issued for services	—	—	—	—	—	—	—	—	—
Settlements of obligation to be settled in stock	—	—	—	—	—	—	—	—	—	—
Dividends on conv. preferred stock	—	—	—	—	—	—	—	(51,263)	—	(51,263)
Net loss, year ended December 31, 2014	—	—	—	—	—	—	—	(4,841,604)	—	(4,841,604)
Balances, December 31, 2014	85,890	$86	1	$—	683,693,060	$68,367	$52,726,105	$(83,547,442)	—	$(30,752,884)

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc.

Statement of Stockholders’ Equity (Deficit)

Year Ended December 31, 2015

	Convertible Preferred Shares		Cumulative Preferred Shares		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (loss)	Total Stockholders' Equity (Deficit)

Balances, January 1, 2014	85,890	$86	1	$—	683,693,060	68,367	52,726,105	(83,547,442)	—	(30,752,884)
Dividends on conv. preferred stock	—	—	—	—	—	—	—	(51,263)	—	(51,263)
Settlements of obligation to be settled in stock	—	—	—	—	1,200,000	1,200	1,320	—	—	1,440
Shares issued for services	—	—	—	—	1,200,000	120	1,320	—	—	1,440
Net loss, year ended December 31, 2014	—	—	—	—	—	—	—	(4,433,790)	—	(4,433,790)
Balances, December 31, 2014	85,890	$86	1	$—	686,093,060	$68,607	$52,728,745	$(88,032,495)	—	$(35,235,057)

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2015	2014 (Restated)

Cash Flows From Operating Activities
Net Loss	$(4,433,790)	$(4,841,604)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and amortization	3,642	7,364
Securities issued for services	1,704	—
Gain on debt extinguishment	(4,224)	—
Intrinsic value of beneficial conversion feature	2,392,694	2,444,269
Change in fair value – conversion features	(278,741)	(30,075)
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(23,752)	(28,146)
Other receivables	—	5,248
Prepaid expenses	(963)	(106,907)
Obligations to be settled in stock	13,200	17,280
Accounts payable	26,965	4,602
Accrued expenses	1,225,899	1,082,581
Net Cash Used by Operating Activities	(1,077,366)	(1,445,388)
Cash Flows From Investing Activities
Cash refund– other assets	5,796	1,117
Purchases of property and equipment	(1,717)	(3,964)
Net Cash Used by Investing Activities	4,079	(2,847)
Cash Flows From Financing Activities
Proceeds from convertible notes payable	1,160,000	1,275,001
Net proceeds from (repayments to) related parties	(87,012)	169,874
Net Cash Provided by Financing Activities	1,072,988	1,444,875
Net Increase (Decrease) in Cash	(299)	(3,360)
Cash at beginning of period	299	3,659
Cash at end of period	—	299
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	—	300
Interest Paid	$—	$1,511

The accompanying notes are an integral part of the financial statements.

F-5

Kiwibox.Com, Inc.

Statements of Cash Flows

Year Ended December 31, 2015

NON-CASH INVESTING AND FINANCING ACTIVITIES
Year Ended December 31, 2015
Settlement of obligations with common stock	$2,880
Year to date dividend accruals	$51,263

Year Ended December 31, 2014
Year to date dividend accruals	$51,263

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $5,500 and $4,698 for the years ended December 31, 2015 and 2014, respectively.

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

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company accounted for certain convertible debentures modified in the years ended December 31, 2015 and 2014 as derivative liabilities required to be bifurcated from the host contract in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares (see Note 13).

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

No costs were capitalized for web-site development work during the years ended December 31, 2015 and 2014.

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

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 84,722,520 common shares at December 31, 2015, comprised of 6,000,000 shares issuable upon exercise of stock purchase warrants, 4,500,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 72,773,703 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest, is presently convertible at the option of four holders at a conversion price of 50% of the ten day trailing market price. The total principal due under these notes of $12,353,700 would yield in excess of 24.7 billion shares if fully   converted, however, the respective notes, all of which were issued to these four investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%.  At the end of the year, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

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

2. GOING CONCERN

The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. Our revenues during the foreseeable future are insufficient to finance our business and we are entirely dependent on the willingness of existing investors to continue supporting the Company with working capital loans and equity investments, and our ability to find new investors should the financial support from existing investors prove to be insufficient. If we were unable to obtain a steady flow of new debt or equity-based working capital we would be forced to cease operations. In their report for the fiscal year ended December 31, 2015, our auditors have expressed an opinion that, as a result of the losses incurred, there is substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management’s plans are to continue seeking equity and debt capital until cash flow from operations cover funding needs.

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in these accounts may, at times, exceed the federally insured limits. At December 31, 2015, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. PREPAID EXPENSES

Prepaid expenses consist of the following at:	December 31, 2015	December 31, 2014
Rent	$—	$—

Business insurance	9,038	8,075
Consulting	220,000	220,000
Other	—	—
	229,038	228,075

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:	December 31, 2015	December 31, 2014
Furniture	$15,040	$14,322
Leasehold Improvements	24,130	24,130
Office Equipment	78,101	77,102
	117,271	115,554
Less accumulated depreciation	114,225	110,583
Total	$3,046	$4,971

Depreciation expense charged to operations was $3,642 and $4,788 for the years ended December 31, 2015 and 2014, respectively.

6. INTANGIBLE ASSETS

Intangible assets consisted of software for website development costs is as follows:

	December 31, 2015	December 31, 2014
Website development costs	$254,264	$254,264
Less accumulated amortization	254,264	254,264
Total	$0	$0

Amortization expense for the years ended December 31, 2015 and 2014 was $0 and $2,576, respectively.

7. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

On December 10, 2013, the company signed an equity purchase agreement with Marcus Winkler to sell to him eighty (80%) percent of the equity of its German subsidiary, Kwick. Pursuant to the terms of the agreement, the purchaser paid 36,000 Euros as the purchase price and the company was required to obtain shareholder approval of the sale as required under applicable Delaware Law. The majority shareholder approval was obtained on December 18, 2013. In addition, the Company and Mr. Winkler signed a Lock-Up and Standstill Agreement pursuant to the general terms of which the Company agreed not to participate in the management, operations or finances of Kwick, which shall be exclusively managed and under control of the purchaser. Accordingly, the Company’s minority ownership position shall be subject, in all respects, to the exclusive control of the purchaser. Mr. Winkler also has investment and voting control over Kreuzfeld Ltd., a major creditor of the company, which holds a Class AA convertible promissory note with an outstanding balance (including accrued interest) of $5,490,858 as of December 31, 2015. On June 22, 2015, a Class A Senior Revolving Promissory Note with a principal amount of $340,000 was assigned from Ulrich Schuerch to Mr. Winkler.

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

Due to the significant reductions in fair value of this reporting unit that were considered other than temporary, and impairment of the related goodwill, the carrying value of this cost method investment was zero at December 31, 2015 and 2014.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	December 31, 2015	December 31, 2014
Accrued interest	$4,443,178	$3,237,414
Accrued payroll, payroll taxes and commissions	41,541	26,619
Accrued professional fees	114,900	111,900
Accrued rent / deferred rental obligation	11,209	12,196
Miscellaneous accruals	23,935	20,735
Total	$4,634,763	$3,408,864

9. OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at

	December 31, 2015	December 31, 2014
Obligation for warrants granted for compensation	$100,000	$100,000
600,000 common shares issuable to a consultant who was a director of the company, for services rendered.	36,000	36,000
1,200,000 (2015) and 1,200,000 (2014) common shares, and 2,900,000 (2015) and 2,900,000 (2014) stock options issuable to two officers of the Company pursuant to their respective employment Agreements	58,178	62,258
7,800,000 (2015) and 6,600,000 (2014) stock options issuable to one director who also serves as the Company’s general counsel	80,190	68,310
1,000,000 warrants granted on the Pixunity.de asset Purchase	10,000	10,000
	$284,368	$276,568

10. LOANS PAYABLE

The Company (Formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at December 31, 2015 and 2014:

On December 4, 1996, The company (Formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000
Total	$75,000

11. NOTES PAYABLE

	December 31, 2015	December 31, 2014
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000
From September 2008 through December 2014 five creditors loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 and April 2011 and August 2012 (see Note 13).	12,353,700	11,193,700
In January 2011 and again in February 2011, a shareholder loaned the Company $50,000 under a demand note at 10%. In 2010, this shareholder loaned the Company $240,000 under a demand note at 10%. On June 22, 2015 this shareholder assigned all of his right, title and interest in this note to Mr. Marcus Winkler. Mr. Winkler has an investment and voting control over two of the company’s lenders.	340,000	340,000

Total	$12,718,700	$11,558,700

12. LONG-TERM DEBT

Long-term debt as of December 31, 2015 and 2014 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	$33,529
Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$—

13. DERIVATIVE CONVERSION FEATURES

On July 27, 2010, the Company issued two Class A Senior Convertible Revolving Promissory Notes (“Class A Notes”), one to Cambridge Services, Inc., in the principal amount of $683,996, consolidating the series of loans (and related accrued interest) made to the Company since June 26, 2009, and one to Discover Advisory Company, in the principal amount of $1,160,984, consolidating the series of loans (and related accrued interest) made to the Company since September 19, 2008 and including advances through September 30, 2010. Each of these promissory notes are due on demand, accrue interest at the rate of 10%, per annum, are convertible (including accrued interest) at the option of each lender into Common Stock of the Company at 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001 (the "Conversion Price"). Both promissory notes contain conversion caps, limiting conversions under these notes to a maximum beneficial ownership position of Company common stock to 9.99% for each lender. Each of these notes contains Company covenants, requiring the lenders’ prior written consent in order for the Company to merge, issue any common or preferred stock or any convertible debt instruments, declare a stock split or dividends, increase any compensation to its officers or directors by more than five (5%) during any calendar year. During the years ended December 31, 2015 and 2014, there were no note conversions.

The Company renegotiated certain outstanding promissory notes with its four major creditors, Discover Advisory Company of the Bahamas (“DAC”), Kreuzfeld Ltd. of Switzerland (“Kreuzfeld”), Cambridge Services, Inc. of Panama (“CSI”) and Vermoegensverwaltungs-Gesellschaft Zurich LTD of Switzerland (“VGZ”). As of August 1, 2012, the Company authorized the issue of a new series of corporate notes, the Class AA Senior Secured Convertible Revolving Promissory Notes, dated as of August 1, 2012 (the New Note(s)”) and issued New Notes: (1) to DAC, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated July 27, 2010, in the original principal amount of $1,080,984, now cancelled, which has an outstanding balance due (including accrued interest) of $5,916,921 as of December 31, 2015; (2) to Kreuzfeld, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 16, 2011, in the original principal amount of $2,000,000, now cancelled, which has an outstanding balance due (including accrued interest) of $5,490,657 as of December 31, 2015; (3) to CSI, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated August 1, 2011, in the original principal amount of $1,303,996, now cancelled, with an outstanding balance due (including accrued interest) of $4,040,407 as of December 31, 2015, and; (4) to VGZ, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 30, 2010, in the original principal amount of $2,000,000, now cancelled, with an outstanding balance due (including accrued interest) of $1,109,550 as of December 31, 2015. All of the New Notes accrue interest at the rate of 10%, are convertible into common shares at the conversion rate equal to 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001, and are due on demand.. Pursuant to an Equity and Stock Pledge Agreement, also negotiated and executed as of August 1, 2012, the repayment of the outstanding indebtedness of the New Notes is secured by all of the limited partnership interests of the Company’s partly-owned (now deconsolidated) German subsidiary, KWICK! Community GmbH & Co. KG, a private German limited partnership (“KG”), and all of its shares of the sole general partner of KG, KWICK! Community Beteiligungs GmbH.

The Company accounted for the conversion features underlying these convertible debentures in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of the new advances under these debentures under these terms at the relevant commitment dates to be $2,392,694 and $2,444,269 for the years ending December 31,2015 and 2014 respectively utilizing a Black-Scholes valuation model. The fair value of the derivative conversion features was determined to be $16,596,381and $14,482,427 at December 31, 2015 and 2014 respectively. The change in fair value of the liability for the conversion feature resulted in income of $278,741 and $30,075 for the years ended December 31, 2015 and 2014 respectively, which is included in Other Income (Expense) in the accompanying financial statements.

14. COMMITMENTS AND CONTINGENCIES

We maintain offices for our operations at 330 W. 42th Street, New York, New York 10036, for approximately 990 square feet. This lease requires minimum monthly rentals of $4,037 plus tenants’ share of utility/cam/property tax charges which average approximately $291 per month. During 2013 the Company successfully negotiated a 5 year lease, with future minimum rentals as follows:

2016	49,289
2017	50,768
2018	47,847

In May 2010 the Company negotiated a lease of an apartment in New York City for the CEO in order to reduce travel costs. The lease was for 12 months at $2,775 per month through May 31, 2011. In May 2011 the lease was extended through August 31, 2011 at the rate of $2,837. In August 2011 the lease was extended through December 31, 2011 at the rate of $2,837 per month. In December 2011 the lease was again extended through May 31, 2012 with no change in the base rent. In May 2012 the lease was extended through December 31, 2012 at a monthly rate of $2,943, this lease was then extended through December 31, 2013 at the same terms. In December 2013 the lease was extended through May 31, 2014. This lease was again extended to May 31, 2016 in March of 2015.

Our total rent expenses were $88,679 and $83,129 during the year ended December 31, 2015 and 2014, respectively.

The Company is party to a consulting agreement with its Chief Executive Officer. During the fourth quarter of 2013 the terms of this agreement were modified. The new terms called for an increased monthly consulting fee to $18,333, from $16,667 in 2011-2013, effective January 1, 2014 through December 31, 2014. During the fourth quarter of 2014 the terms of this agreement were again modified. The new terms have the same monthly consulting fee as 2013, $18,333 a month, or $220,000 per year, however; the prepayment provision called for the entire amount payable in advance and as soon as practicable following the execution and delivery of this restated agreement. Payment for the period January 1, 2015 through December 31, 2015 was made on November 20, 2014 in accordance with the terms of this new agreement. This agreement was extended thru December 31, 2016. Payment for the period January 1, 2016 through December 31, 2016 was made on December 1, 2015 in accordance with the terms of this extended agreement. There were no changes to the stock compensation portion of any earlier agreement.

In the years ended December 31, 2015 and December 31, 2014 this officer was granted 1,200,000 shares.

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

For 2015, the fair value of the embedded conversion liabilities was determined using the Black-Scholes model calculating fair value based on the conversion discount as well as the term and short-term bond rate. During the year ended December 31, 2015 the following assumptions were used: (1) conversion discounts of 50%; (2) a look back period of 10 days (3) bond rates of 0.01% to 0.23% and (4) volatility range of 0% to 351%.

Fluctuation in value is largely based on the change in the daily share price accompanied by the conversion discount. The change in volatility has the greater affect on the conversion liability during each reporting period, as higher volatility levels will yield larger values.

The following table reconciles, for the years ended December 31, 2014 and 2015, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Conversion Liability at January 1, 2014	$12,068,233
Value of beneficial conversion features of new debentures	2,444,269
Change in value of beneficial conversion features during period	(30,075)

Conversion Liability at December 31, 2014	14,482,427

Value of beneficial conversion features of new debentures	2,392,694
Change in value of beneficial conversion features during period	(278,741)
Conversion Liability at December 31, 2015	$16,596,380

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the recognition of the conversion liability.

16. PREFERRED STOCK

Preferred stock is non-voting, $.001 par value per share with 3,000,000 shares authorized.

Cumulative Preferred Stock has 2,500 shares designated of which 1 share is issued and outstanding. The total Cumulative Preferred Stock at December 31, 2006 is $0 with a liquidation price of $100,000. As of December 31, 2015, there was $9,000 of cumulative preferred dividends in arrears representing $9,000 per cumulative preferred share.

Series A of the Senior Convertible Preferred Stock series which was issued in 2000 has 300,000 shares designated, 22,000 shares issued and outstanding. The total outstanding Series A Senior Convertible Preferred Stock at December 31, 2015 is $22 with a liquidation price of $120,000. The following is a description of the Series A convertible preferred stock:

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

As of December 31, 2015 there were $165,664 Series A Senior Convertible Preferred share dividends accrued and unpaid representing $7.53 per share.

Series B of the Senior Convertible Preferred Stock series which was issued in 2000 has 350,000 shares designated, no shares issued and outstanding. The total outstanding Series B Senior Convertible Preferred Stock at December 31, 2015 is $0. The following is a description of the Series B Senior Convertible Stock:

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

As of December 31, 2015 there were no Series B Senior Convertible Preferred share dividends accrued and unpaid.

Series C of the Senior Convertible Preferred Stock series which was issued in 2000 has 120,000 shares designated. There were no shares of Series C Senior Convertible Preferred Stock outstanding at December 31, 2015. The following is a description of the Series C Senior Convertible Stock:

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

As of December 31, 2015 there were no Series C Senior Convertible Preferred share dividends accrued and unpaid.

Series D of the Senior Convertible Preferred Stock series which was issued in 2000 has 500,000 shares designated, 63,890 shares issued and outstanding. The total outstanding Series D Senior Convertible Preferred Stock at December 31, 2015 is $64 with a liquidation price of $575,010. The following is a description of the Series D Senior Convertible Stock:

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

As of December 31, 2015 there were $612,255 Series D Senior Convertible Preferred share dividends accrued and unpaid representing $9.58  per share.

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

As of December 31, 2015 there were no Series E Senior Convertible Preferred share dividends accrued.

Series G of the Senior Convertible Preferred Stock series which was issued in 2007 has 43,610 shares designated. All such shares were issued and outstanding at December 31, 2008. In February 2009, these shares automatically converted into 17,857,142 common shares, leaving no Series G preferred shares outstanding at December 31, 2015.

(1)	The holders of said shares of Series G Senior Convertible Preferred shall not be entitled to receive dividends.

(2)	The Series G Senior Preferred shall with respect to dividend rights rank junior to all classes and series of Common Stock, Cumulative Preferred Stock, and the Series A, B, C, D, E and F Senior Convertible Preferred Stock and, with respect to liquidation rights rank prior to all classes and series of Common Stock, the Cumulative Preferred Stock, and be on a par with the Series A, B, C, D, E and F Senior Convertible Preferred Stock.

(3)	In the event of any liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Series E Senior Preferred shall be entitled to receive, out of the remaining net assets of the Company, an amount equal to the Stated Value of $11.46526 for each share of Series G Senior Preferred held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, plus the amount of all dividends in arrears on each such share up to the date fixed for distribution, provided, however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series A, B, C, D, E and F Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the Company. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B, C, D, E and F Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

(4)	The holders of said shares of Series G Senior Preferred shall not be entitled to any voting rights.

(5)	Shares of Series G Senior Preferred which have been issued and reacquired in any manner, including shares purchased or converted into Common Stock exchanged or redeemed, shall be canceled on the books of the Company and shall not be considered outstanding for any purpose.

(6)	No cumulative dividends shall be payable on Series G Senior Preferred.

(7)	Upon the second anniversary of the Agreement and Plan of Reorganization, dated February 19, 2007, all the issued and outstanding shares of Series G Senior Preferred automatically converted into shares of common stock based on the “Market Price”, which was determined by dividing the conversion value of $500,000 by the average sales price of a common share for the twenty successive trading days preceding the second anniversary date of the agreement, subject to a minimum of 10 million common shares. The outstanding 43,610 preferred shares converted into 17,857,142 common shares on February 19, 2009: based on the average sales price for our common shares during the twenty trading days period immediately preceding February 19, 2009, of $.028. Stock certificates for the new common shares would have been issued upon surrender of the original preferred stock certificates.

(8)	In the event that, prior to the conversion of the Series G Senior Preferred Stock by the holder thereof into Common Stock of the company, there shall occur any change in the outstanding shares of Common Stock of the Company by reason of the declaration of stock dividends, or through a re-capitalization resulting from stock splits or combinations, without the receipt by the Company of fair consideration therefore in the form of cash, services or property, the conversion ratio of the Series G Senior Preferred Stock into Common Stock of the Company shall be adjusted such that any holder of Series G Senior Preferred Stock converting such stock into Common Stock subsequent to such change in the outstanding shares of Common Stock of the Company be entitled to receive, upon such conversion, a number of shares of Common Stock of the Company representing the same percentage of common shares outstanding as presented by the shares that he would have received had he converted his Series G Senior Preferred Stock to Common Stock prior to such change in the outstanding shares of Common Stock of the Company.

17. INCOME TAXES

The income tax provision (benefit) is comprised of the following:

	Year Ended December 31,
	2015	2014
State current provision (benefit)	$0	$0
	$0	$0

The Company’s total deferred tax asset and valuation allowance are as follows:

	December 31,
	2015	2014
Total deferred tax asset, noncurrent	$18,000,000	$14,650,000
Less valuation allowance	(18,000,000)	(14,650,000)
Net deferred tax asset, noncurrent	$0	$0

The differences between income tax benefits in the financial statements and the tax benefit computed at the combined state and U.S. Federal statutory rate of 40% are as follows:

	Year Ended December 31,
	2015	2014
Tax benefit	40%	40%
Valuation allowance	(40%)	(40%)
Effective tax rate	—	—

At December 31, 2015, the Company has available approximately $45,000,000 of net operating losses to carry-forward and which may be used to reduce future federal taxable income and expire between December 31, 2016 and 2035.

At December 31, 2015, the Company has available approximately $14,300,000 of net operating losses to carry-forward and which may be used to reduce future state taxable income which expire between December 31, 2016 and 2035.

The Company believes that all of its positions taken in tax filings are more likely than not to be sustained upon examination by tax authorities. The Company is subject to examination by the tax authorities for the period January 1, 2012 and forward.

18. STOCK BASED COMPENSATION

During 2015 and 2014 the Company issued the following securities to officers, directors, and non-employees as part of their compensation.

Andre Scholz (president and Chief Executive Officer and Chief Financial Officer): During 2015 and 2014 earned 1,200,000 restricted shares (100,000 per month) valued at $1,320 and $5,400, respectively, based on the commitment date fair value of the shares granted. 1,200,000 and 1,200,000 of these shares were issued in 2015 and 2014, respectively.

Joseph J. Tomasek (Director): In each of the years ended December 31, 2015 and 2014 Mr. Tomasek earned options for 1,200,000 restricted shares, valued at $11,880.

At January 1, 2015 we granted 1,200,000 of restricted common stock to five individuals (employees and consultants) valued at $0.0142 per restricted common share, the public market price of the Company’s common shares traded in the over-the-counter market on January 1, 2015. These shares were issued in October 2015.

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

Qualified and Non-Qualified Shares Under Option Pursuant to the 1997 Plan December 31,
	2015	2014
Outstanding, beginning of year	—	—
Granted during the year	—	—
Expired during the year	—	—
Surrendered during the year	—	—
Outstanding, end of year	—	—
Eligible, end of year for exercise	—	—

At December 31, 2015 and 2014, no options were outstanding.

At December 31, 2015, there were 1,000,000 shares reserved for future option grants.

Qualified and Non-Qualified Shares Under Option Pursuant to the 2000 Plan December 31,
	2015	2014
Outstanding, beginning of year	—	—
Granted during the year	—	—
Exercised during the year	—	—
Surrendered during the year	—	—
Expired during the year	—	—
Outstanding, end of year	—	—
Eligible, end of year for exercise	—	—

At December 31, 2015 and 2014, no options were outstanding.

At December 31, 2015, there were 5,000,000 shares reserved for future option grants.

At December 31, 2015 the company has two stock-based employee compensation plans, which are described more fully above. The company accounts for those plans under the recognition and measurement principles of the Financial Accounting Standards Board Accounting Standards Codification (ASC) 718, Compensation-Stock Compensation. The Company has not granted any options under these plans to employees during 2015 or 2014.

The Company also issues options outside of the Stock Incentive Plans which are comprised as follows:

	December 31,
	2015	2014
Outstanding, beginning of year	4,500,000	4,900,000
Granted during the year	1,200,000	1,200,000
Exercised during the year	—	—
Surrendered or cancelled during the year	—
Expired during the year	(1,200,000)	(1,600,000)
Outstanding, end of year (at $0.05)	4,500,000	4,500,000

Eligible for exercise, end of year (at $0.05)	4,500,000	4,500,000

At December 31, 2015 and 2014 the weighted average exercise price and weighted average remaining contractual life were $0.05 and $0.05 per share, and 1 year 10 months and 2 years 10 months, respectively.

The weighted average exercise price for options granted during the years ended December 31, 2015 and 2014 were $0.05 and $0.05, respectively. The weighted average exercise price for options expired during the years ended December 31, 2015 and 2014 were $0.05 and $0.03, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2015 and 2014 was $0.05 and $0.05, respectively.

20. WARRANTS

The Company’s warrant activity between January 1, 2014 and December 31, 2015 is as follows:

	December 31,
	2015	2014
Outstanding, beginning of year	12,750,000	26,500,000
Granted during the year	—	—
Exercised during the year	—	—
Surrendered / cancelled during the year	—	—
Expired during the year	(6,750,000)	(13,750,000)
Outstanding, end of year (at prices ranging from $.025 to $.075)	6,000,000	12,750,000
Eligible, end of year (at prices ranging from $.025 to $.075)	6,000,000	12,750,000

At December 31, 2015 and 2014, the weighted average exercise price and weighted average remaining contractual life is $0.06 and $0.04 per share and 1 year 4 months and 1 year 5 months, respectively.

21. RELATED PARTY TRANSACTIONS

During the twelve months ended December 31, 2015, the Company sold advertising space on its Kiwibox.com website to Kwick totaling $23,752. The balance due from Kwick at December 31, 2015 for these transactions is $51,898. The Company also has outstanding loans due to Kwick of $21,524 at December 31, 2015. Kwick is majority-owned by Mr. Winkler, who in turn is a related party of the Company (see Note 7).

During the year ended December 31, 2015 and 2014 one outside director of the Company who also serves as the Company’s general and securities counsel, incurred an aggregate $36,000 and $34,288, respectively, for each period for legal services. The director also received 100,000 common stock options per month during the year ended December 31, 2015, valued at $11,880. The director also received 100,000 common stock options per month during the year ended December 31, 2014, valued at $11,880. The balance due to this director at December 31, 2015 and 2014 was $3,000 and $0, respectively.

For the year ended December 31, 2015 and 2014 we incurred an aggregate $343,293  and $389,055, respectively, to companies controlled by the Chief Executive Officer of the Company, for website hosting, website development and technical advisory services, server farm installations and IT equipment purchases. The officer also earned 100,000 common shares per month during the year ended December 31, 2015 under a consulting agreement, valued at $1,320. The officer also received $220,000 in November 2014 for prepaid consulting fees towards 2015 under the terms of a consulting agreement. The balance due to this officer and/or his affiliated companies at December 31, 2015 and 2014 was $72,876 and $55,816, respectively .

The balance due from Kwick at December 31, 2015 and 2014 was $51,898 and $28,146, respectively, and is shown on the balance sheet as Accounts Receivable - affiliate. The balance due to Kwick at December 31, 2015 and 2014 was $21,524 and $137,577 and is included in the balance sheet as Due To Related Parties (see Note 27).

During 2015 and 2014, approximately 10% of the Company’s voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, Ltd. and Vermoegensverwaltungs-Gesellschaft Zurich Ltd. (VGZ) of Switzerland. Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, Ltd. and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2014 and 2015.

During the year ended December 31, 2015, Discovery Advisory Company advanced an additional $745,000 and Kreuzfeld, Ltd advanced an additional $415,000; during the year ended December 31, 2014, Cambridge Services Inc. advanced $720,000, Discovery Advisory Company advanced an additional $485,000 and Kreuzfeld, Ltd advanced an additional $70,001. At December 31, 2015, $4,451,722 and $3,080,060 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $4,049,959 and $771,958 owed to Kreuzfeld, Ltd. and VGZ, respectively.

22. FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash, accounts receivable, accounts payable, accrued expenses, notes payable, long-term debt and capitalized lease obligations: The carrying amount approximates fair value because of the short term maturity of these instruments.

Limitations

Fair value estimates are made at a specific point in time, based on relevant information and information about the financial instrument. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates

 23. FUTURE IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2016 the FASB issued ASU 2016-09, Accounting for Stock Compensation. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those periods. Under this update the intention is to improve and simplify accounting for stock compensation. The areas of accounting for share- based payments that the standard is designed to simplify include:

*The income tax consequences

* Classification of awards as either equity or liabilities

* Classification on the statement of cash flows

ASU 2016-09 codifies previous guidance that requires an award granted for past or future employee services to remain subject to the measurement and recognition provisions of Topic 718 for the entire existence of the award, unless the award is subsequently modified when the holder is no longer an employee. The company is currently evaluating the possible impact of ASU 2016-09, but does not anticipate that it will have a material impact on the Company’s financial statements.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements – Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. Under this amendment, management is now required to determine every interim and annual period whether conditions or events exist that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date the financial statements are issued. If management indicates that it is probable the entity will not be able to meet its obligations as they become due within the assessment period, then management must evaluate whether it is probable that plans to mitigate those factors will alleviate that substantial doubt. The Company is currently evaluating the possible impact of ASU 2014-15, but does not anticipate that it will have a material impact on the Company's financial statements.

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

26. SUBSEQUENT EVENTS

During January through April 2016 we received an aggregate $300,000 working capital loans from two accredited investors, which are both covered by convertible promissory notes carrying interest at 10% per year.

At February 3, 2016 the board of directors of the company granted and authorized the issuance of 1,200,000 stock grants of restricted common stock to two directors valued at $0.0019 per restricted common share, the public market price of the Company’s common shares traded in the over-the-counter market on the commitment date. These shares were issued to the two directors on March 2, 2016. The directors and the respective stock grants to these individuals were as follows:

Andre Scholz	800,000 restricted common shares
Joseph J. Tomasek	400,000 restricted common shares

At February 3, 2016 the board of directors authorized the issuance of 1,200,000 stock grants of restricted common stock to Andre Scholz; 100,000 of which shares were earned by Mr. Scholz for each of the twelve months during the period, January 1,2015 through December 31, 2015. These shares were issued to Mr. Scholz on March 2, 2016. These amounts were accrued for 2015 in the amount of $1,320 and is included in the balance sheet account Obligations to be Settled in Stock

27. Prior Period Restatement

In March 2016, the Company discovered that there was a failure to record accrued website expenses in the 2014 financial statements in the amount of $180,175 as well as a gain on foreign currency exchange in the amount of $12,598. These expenses were billed from a related party, Kwick Community GmbH & co. KG. At December 31, 2014 this accrual was overlooked in adjusting the accounts. Pursuant to ASC 250 Accounting Changes and Error Corrections, an entry has been made to record this expense and foreign currency gain on the December 31, 2014 Balance Sheet, Statement of Operations, Statement of Stockholders’ Equity, and Statement of Cash Flow. As such, all of these prior year statements have been labeled as “Restated” within these comparative financial statements. The change affected the Balance Sheet account Due to Related Party in the amount of $167,577 and the income statement accounts Selling Expenses in the amount of $180,175 and Gain on Foreign Currency Exchange in the amount of $12,598.

