Form 10-K/A
period 2015-12-31
Kiwibox.Com, Inc.
filed 2016-04-15
CIK 838796

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

As of April 14, 2016 686,093,060 shares of Common Stock, $.0001 par value, were outstanding.

EXPLANATORY NOTE

This Amendment No. 1 to KIWIBOX.COM, INC. (The “Company”) Form 10-K for the period ended December 31, 2015 (“Form 10-K”) is being filed solely to include the “Report of Independent Registered Public Accounting Firm” which was not included in the Form 10-K (“Original Filing”)

The Company has not modified or updated disclosures presented in the Original Filing, except as indicated above. Accordingly, this amendment does not reflect events occurring after the date of the Original Filing.

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

RRBB
ACCOUNTANTS + ADVISORS

www.rrbb.com

ROSENBERG RICH BAKER BERMAN & COMPANY

265 Davidson Avenue, Suite 210 • Somerset, NJ 08873-4120 • PHONE 908-231-1000 • FAX 908-231-6894
111 Dunnell Road, Suite 100 • Maplewood, NJ 07040 • PHONE 973-763-6363 • FAX 973-763-4430

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kiwibox.com, Inc.

We have audited the accompanying balance sheets of Kiwibox.com, Inc. as of December 31, 2014 and 2015, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2015. Kiwibox.com, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kiwibox.com, Inc. as of December 31, 2014 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

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

Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 13, 2016

AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS • CENTER FOR AUDIT QUALITY • PRIVATE COMPANIES PRACTICE SECTION • PRIME GLOBAL • REGISTERED WITH THE PUBLIC COMPANY ACCOUNTING OVERSIGHT BOARD

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

