Form 10-Q
period 2016-03-31
Kiwibox.Com, Inc.
filed 2016-05-19
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2016

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

 The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of May 15, 2016, was 688,493,060 shares.

1

KIWIBOX.COM, INC.

PART I - Item 1 Financial Statements

Kiwibox.Com, Inc.

Balance Sheets

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$795	-
Accounts receivables - affiliate, net of allowance for doubtful accounts of $0	54,236	51,898
Prepaid exoenses and other current assets	173,878	229,038
Total Current Assets	228,909	280,936
Property and equipment, net of accumulated depreciation of $114,675 and $114,225, respectively	2,596	3,046
Website development costs, net of accumulated amortization of $254,264 and $254,264, respectively	-	-
Other assets	12,007	12,007
Total Assets	$243,512	$295,989

Liabilities and Stockholders’ Equity (Impairment)
Current Liabilities
Accounts payable	283,337	284,912
Accrued expenses	4,953,240	4,634,763
Due to related parties	146,115	116,474
Obligations to be settled in stock	286,318	284,368
Dividends payable	799,734	786,919
Loans and notes payable - other	100,000	100,000
Loans and notes payable - related parties	340,000	340,000
Convertible notes payable - related parties	12,583,700	12,353,700
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion feature - related parties	17,220,588	16,596,381
Total Current Liabilities	36,742,561	35,531,046

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized; 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authoirzed; issued and outstanding 688,493,060 and 686,093,060 shares respectively	68,847	68,607
Additional paid-in capital	52,733,065	52,728,745
Accumulated deficit	(89,301,047)	(88,032,495)
Total Stockholders’ Equity (Impairment)	(36,499,049)	(35,235,057)
Total Liabilities and Stockholders’ Equity (Impairment)	$243,512	$295,989

The accompanying notes are an integral part of the financial statements.

 Kiwibox.Com, Inc.

Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2016	2015
Net Sales
Advertising - affiliate	$2,337	$8,955
Other	—	—
Total Net Sales	2,337	8,955
Cost of Goods Sold
Website hosting expenses	1,650	2,833
Total Cost of Goods Sold	1,650	2,833
Gross Profit (Loss)	687	6,122
Selling expenses	135,663	150,741
Stock-based compensation	2,280	—
General and administrative expenses	173,644	179,592
Loss From Operations	(310,900)	(324,211)
Other Income (Expense)
Miscellaneous income/(expense)	(960)	—
Interest expense	(319,668)	(286,709)
Interest expense-derivative conversion features	(563,489)	(562,130)
Change in fair value – derivative liabilities	(60,719)	136,738
Total Other Income (Expense)	(944,836)	(712,101)
Loss Before Benefit (Provision) for Income Taxes	(1,255,736)	(1,036,312)
Benefit (Provision) for Income Taxes	—	—
Net Loss	$(1,255,736)	$(1,036,312)
Dividends on Preferred Shares	(12,816)	(12,816)
Net Loss Applicable to Common Shareholders, basic and diluted	$(1,268,552)	$(1,049,128)
Net Loss Per Common Share, basic and diluted	$(0.002)	$(0.002)
Weighted Average of Common Shares Outstanding	685,275,478	683,693,060

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc.

Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash Flows From Operating Activities
Net Loss	$(1,255,736)	$(1,036,312)
Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	450	1,249
Securities issued for services	2,280	—
Loss on debt extinguishment	960	—
Change in fair value – derivative liabilities	60,719	(136,738)
Intrinsic value of beneficial conversion feature	563,489	562,130
Decreases (Increases) in Assets
Accounts receivable - affiliates	(2,338)	(8,955)
Due from related party	—	(74)
Prepaid expenses	55,160	60,654

Increases (Decreases) in Liabilities
Bank overdraft	—	—
Liabilities to be settled in stock	3,270	4,290
Accounts payable	(2,576)	(13,031)
Accrued expenses	318,476	284,650
Net Cash Used by Operating Activities	(255,846)	(282,137)

Cash Flows From Investing Activities
Cash proceeds (outlay) – other assets	—	4,972
Purchases of property and equipment	—	(999)
Net Cash Provided by Investing Activities	—	3,973

Cash Flows From Financing Activities
Proceeds from loans/notes payable	230,000	275,000
Net proceeds (repayments) to related parties	26,641	4,060
Net Cash Provided by Financing Activities	256,641	279,060

Net Increase (Decrease) in Cash	795	896

Cash at beginning of period	—	299
Cash at end of period	$795	$1,195
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$—	$—
Income Taxes Paid	$31	$300

The accompanying notes are an integral part of the financial statements.

5

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Three Months Ended March 31, 2016
Settlement of obligations with common stock	$2,280
Quarter to date dividend accruals	$12,816

Three Months Ended March 31, 2015
Quarter to date dividend accruals	$12,816

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc.

Notes to Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed balance sheet at December 31, 2015 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $1,500 and $1,000 for the three months ended March 31, 2016 and 2015, respectively.

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

A total of $0 and $0 was capitalized for web-site development work during the three months ended March 31, 2016 and 2015, respectively.

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

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 86,441,799 common shares at March 31, 2016, comprised of 7,000,000 shares issuable upon exercise of stock purchase warrants, 4,500,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 74,212,262 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest, is presently convertible at the option of four holders at a conversion price of 50% of the ten day trailing market price. The total principal due under these notes of $12,583,700 would yield in excess of 24.5 billion shares if fully converted, however, the respective notes, all of which were issued to these four investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the year, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

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

Kiwibox.Com, Inc.

Notes to Financial Statements

2. GOING CONCERN

The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. Our revenues during the foreseeable future are insufficient to finance our business and we are entirely dependent on the willingness of existing investors to continue supporting the Company with working capital loans and equity investments, and our ability to find new investors should the financial support from existing investors prove to be insufficient. If we were unable to obtain a steady flow of new debt or equity-based working capital we would be forced to cease operations. In their report for the fiscal year ended December 31, 2015, our auditors had expressed an opinion that, as a result of the above, there was substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management’s plans are to continue seeking equity and debt capital until cash flow from operations cover funding needs.

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in these accounts may, at times, exceed the federally insured limits. At March 31, 2016, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. PREPAID EXPENSES

Prepaid expenses consist of the following at:

	March 31, 2016	December 31, 2015
Consulting fees	$165,000	$220,000
Business insurance	8,878	9,038
	$173,878	$229,038

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31, 2016	December 31, 2015
Furniture	$15,040	$15,040
Leasehold Improvements	24,130	24,130
Equipment	78,101	78,101
	117,271	117,271
Less accumulated depreciation	114,675	114,225
Total	$2,596	$3,046

Depreciation expense charged to operations was $450 and $1,249 in the first three months of 2016 and 2015, respectively.

6. INTANGIBLE ASSETS

Intangible assets consisted of software for website development costs as follows:

	March 31, 2016	December 31, 2015
Website development costs	$254,264	$254,264
Less accumulated amortization	254,264	254,264
Total	$0	$0

Amortization expense for the three months ended March 31, 2016 and 2015 was $0 and $0, respectively.

Kiwibox.Com, Inc.

Notes to Financial Statements

7. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

On December 10, 2013, the company signed an equity purchase agreement with Marcus Winkler to sell to him eighty (80%) percent of the equity of its German subsidiary, Kwick. Pursuant to the terms of the agreement, the purchaser paid 36,000 Euros as the purchase price and the company was required to obtain shareholder approval of the sale as required under applicable Delaware Law. The majority shareholder approval was obtained on December 18, 2013. In addition, the Company and Mr. Winkler signed a Lock-Up and Standstill Agreement pursuant to the general terms of which the Company agreed not to participate in the management, operations or finances of Kwick, which shall be exclusively managed and under control of the purchaser. Accordingly, the Company’s minority ownership position shall be subject, in all respects, to the exclusive control of the purchaser. Mr. Winkler also has investment and voting control over Kreuzfeld Ltd., a major creditor of the company, which holds a Class AA convertible promissory note with an outstanding balance (including accrued interest) of $5,825,613 as of March 31, 2016. On June 22, 2015, a Class A Senior Revolving Promissory Note with a principal amount of $340,000 was assigned from Ulrich Schuerch to Mr. Winkler.

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

Due to the significant reductions in fair value of this reporting unit that were considered other than temporary, and impairment of the related goodwill, the carrying value of this cost method investment was zero at December 31, 2015 and March 31, 2016.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	March 31, 2106	December 31, 2015
Accrued interest	$4,762,846	$4,443,178
Accrued payroll, payroll taxes and commissions	45,733	41,541
Accrued professional fees	110,000	114,900
Accrued rent/deferred rent obligation	10,726	11,209
Miscellaneous accruals	23,935	23,935
Total	$4,953,240	$4,634,763

Kiwibox.Com, Inc.

Notes to Financial Statements

9. OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at:

	March 31, 2016	December 31, 2015
Obligation for warrants granted for compensation	$100,000	$100,000
600,000 common shares issuable to a consultant who was a director of the company, for services rendered.	36,000	36,000
300,000 (2016) and 1,200,000 (2015) common shares, and 2,900,000 (2016) and 2,900,000 (2015) stock options issuable to two officers of the Company pursuant to their respective employment Agreements	57,158	58,178
8,400,000 (2016) and 8,100,000 (2015) stock options issuable to one director who also serves as the Company’s general counsel	83,160	80,190
1,000,000 warrants granted on the Picunity.de assest Purchase	10,000	10,000
	$286,318	$284,368

10. LOANS PAYABLE

The Company (formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at March 31, 2016 and December 31, 2015:

On December 4, 1996, the company (formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000
Total	$75,000

Kiwibox.Com, Inc.

Notes to Financial Statements

11. NOTES PAYABLE

	March 31,	December 31,
	2016	2015
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000
From September 2008 through March 2016 five creditors loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 and April 2011 and August 2012(see Note 13).	12,583,700	12,353,700
In January 2011 and again in February 2011, a shareholder loaned the Company $50,000 under a demand note at 10%. In 2010, this shareholder loaned the Company $240,000 under a demand note at 10%. On June 22, 2015 this shareholder assigned all of his right, title and interest in this note to Mr. Marcus Winkler. Mr. Winkler has an investment and voting control over two of the company’s lenders.	340,000	340,000
Total	$12,948,700	$12,718,700

12. LONG-TERM DEBT

Long-term debt as of March 31, 2016 and December 31, 2015 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	$33,529
Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$—

Kiwibox.Com, Inc.

Notes to Financial Statements

13. DERIVATIVE CONVERSION FEATURES

On July 27, 2010, the Company issued two Class A Senior Convertible Revolving Promissory Notes (“Class A Notes”), one to Cambridge Services, Inc., in the principal amount of $683,996, consolidating the series of loans (and related accrued interest) made to the Company since June 26, 2009, and one to Discover Advisory Company, in the principal amount of $1,160,984, consolidating the series of loans (and related accrued interest) made to the Company since September 19, 2008 and including advances through September 30, 2010. Each of these promissory notes are due on demand, accrue interest at the rate of 10%, per annum, are convertible (including accrued interest) at the option of each lender into Common Stock of the Company at 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001 (the "Conversion Price"). Both promissory notes contain conversion caps, limiting conversions under these notes to a maximum beneficial ownership position of Company common stock to 9.99% for each lender. Each of these notes contains Company covenants, requiring the lenders’ prior written consent in order for the Company to merge, issue any common or preferred stock or any convertible debt instruments, declare a stock split or dividends, increase any compensation to its officers or directors by more than five (5%) during any calendar year. During the three months ended March 31, 2016, no debt was converted. During the three months ended March 31, 2016, no debt was converted.

The Company renegotiated certain outstanding promissory notes with its four major creditors, Discover Advisory Company of the Bahamas (“DAC”), Kreuzfeld Ltd. of Switzerland (“Kreuzfeld”), Cambridge Services, Inc. of Panama (“CSI”) and Vermoegensverwaltungs-Gesellschaft Zurich LTD of Switzerland (“VGZ”). As of August 1, 2012, the Company authorized the issue of a new series of corporate notes, the Class AA Senior Secured Convertible Revolving Promissory Notes, dated as of August 1, 2012 (the New Note(s)”) and issued New Notes: (1) to DAC, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated July 27, 2010, in the original principal amount of $1,080,984, now cancelled, which had an outstanding balance due (including accrued interest) of $5,915,726 as of December 31, 2015 and $6,027,284 at March 31, 2016; (2) to Kreuzfeld, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 16, 2011, in the original principal amount of $2,000,000, now cancelled, which had an outstanding balance due (including accrued interest) of $5,490,657 at December 31, 2015 and $5,825,613 at March 31, 2016; (3) to CSI, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated August 1, 2011, in the original principal amount of $1,303,996, now cancelled, with an outstanding balance due (including accrued interest) of $4,040,407 as of December 31, 2015, and $4,115,914 at March 31, 2016 and; (4) to VGZ, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 30, 2010, in the original principal amount of $2,000,000, now cancelled, with an outstanding balance due (including accrued interest) of $1,109,550 as of December 31, 2015 and $1,128,744 at March 31, 2016. All of the New Notes accrue interest at the rate of 10%, are convertible into common shares at the conversion rate equal to 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001, and are due on demand.. Pursuant to an Equity and Stock Pledge Agreement, also negotiated and executed as of August 1, 2012, the repayment of the outstanding indebtedness of the New Notes is secured by all of the limited partnership interests of the Company’s partly-owned (now deconsolidated) German subsidiary, KWICK! Community GmbH & Co. KG, a private German limited partnership (“KG”), and all of its shares of the sole general partner of KG, KWICK! Community Beteiligungs GmbH.

Kiwibox.Com, Inc.

Notes to Financial Statements

13. DERIVATIVE CONVERSION FEATURES  (continued)

The Company accounted for the conversion features underlying these convertible debentures in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of new debentures issued to these holders plus accrued interest during the three months ended March 31, 2016 under these terms at the relevant commitment dates to be $563,489 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in expense of $60,719 for the three months ended March 31, 2016, which is included in Other Income (Expense) in the accompanying financial statements. The fair value of these derivative conversion features was determined to be $17,220,588 at March 31, 2016.

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

2016	37,089
2017	50,768
2018	47,847

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

Our total rent expenses were $18,400 and $21,667 during the three months ended March 31, 2016 and 2015, respectively.

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

In the three months ended March 31, 2016 and March 31, 2015 this officer was granted 300,000 shares.

Kiwibox.Com, Inc.

Notes to Financial Statements

15. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2016, the Company sold advertising space on its Kiwibox.com website to Kwick totaling $2,337, which is included in the $54,236 balance due from Kwick at March 31, 2016. Kwick is majority-owned by Mr. Winkler, who in turn is a related party of the Company (see Note 7).

During the three months ended March 31, 2016 and 2015 one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $15,375 and $12,375 respectively, for legal services. The director also received 300,000 common stock options during the three month periods ending March 31, 2016 and 2015, valued at $2,970 and $2,970 respectively.

During the three months ended March 31, 2016 and 2015 we incurred aggregate expenses of $117,445   and $110,283, respectively, to companies controlled by the Chief Executive Officer, for website hosting, website development and technical advisory services, server farm installations and IT equipment purchases. The officer also earned 100,000 common shares per month during the three months ended March 31, 2016 and 2015 under a consulting agreement, valued at $300 and $330 respectively. The officer also received $220,000 in December 2015 for prepaid consulting fees toward 2016 under the terms of a consulting agreement.

Through March 31, 2016, approximately 10% of the voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, LTD and Vermoegensverwaltungs-Gesellschaft Zurich LTD. (VGZ) of Switzerland. Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, LTD and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2016 and 2015.

During the three months ended March 31, 2016, Kreuzfeld, LTD advanced an additional $230,000. At March 31, 2016, $4,451,722 and $3,080,060 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $4,279,959 and $771,958 owed to Kreuzfeld, Ltd. and VGZ, respectively.

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

16. FAIR VALUE (Continued)

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

For the three months ending March 31, 2016 and 2015, the fair value of the embedded conversion liabilities was determined using the Black-Scholes model calculating fair value based on the conversion discount as well as the term and short-term bond rate. During the three months ending March 31, 2016 the following assumptions were used: (1) conversion discounts of 50%; (2) a look back period of 10 days (3) bond rates of 0.17% to 0.29% and (4) volatility range of 55% to 341%.

Fluctuation in value is largely based on the change in the daily share price accompanied by the conversion discount. The change in volatility has the greater affect on the conversion liability during each reporting period, as higher volatility levels will yield larger values.

The following table reconciles, for the three months ended March 31, 2016, the beginning and ending balance for financial instruments that are recognized at fair value in the consolidated financial statements:

Conversion Liability at January 1, 2016	$16,596,380
Value of beneficial conversion features of new bedentures	563,489
Change in value of beneficial conversion features during period	60,719
Conversion Liability at March 31, 2016	$17,220,588

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the recognition of the conversion liability.

17. SUBSEQUENT EVENTS

During April 2016 and through May 16, 2016 we received $160,000 of working capital from accredited investors, which are covered by convertible promissory notes.

18. RECENTLY ISSUED AND NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year to the first quarter of 2018 to provide companies sufficient time to implement the standards. Early adoption will be permitted, but not before the first quarter of 2017. Adoption can occur using one of two prescribed transition methods. In March and April 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” which provide supplemental adoption guidance and clarification to ASC 2014-09. ASU 2016-08 and ASU 2016-10 must be adopted concurrently with the adoption of ASU 2014-09. The Company is currently evaluating the impact of these new standards.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation - Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation - Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. The Company adopted the provisions of this standard, but it did not have a material effect on its results of operations.

On August 2014, FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The adoption of ASU 2014-15 is not expected to have a material impact on our financial position or results of operations.

In April 2015, the Financial Accounting Standards Board (FASB) issued ASU 2015-05, “Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This ASU provides clarification on whether a cloud computing arrangement includes a software license. If a software license is included, the customer should account for the license consistent with its accounting of other software licenses. If a software license is not included, the arrangement should be accounted for as a service contract. This ASU is effective for annual reporting periods beginning after December 15, 2015, and interim periods within those years. The Company adopted the provisions of this standard, but it did not have a material effect on its results of operations.

During February 2016, the FASB issued ASU No. 2016-02, “Leases” (“ASU 2016-02”). The standard requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is currently evaluating the impact of the new standard.

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures.

We have reviewed all FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

Management does not believe there would have been a material effect on the accompanying consolidated financial statements had any other recently issued, but not yet effective, accounting standards been adopted in the current period.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Kiwibox.Com, Inc., contained herein and in the Company’s annual report for the year ended December 31, 2015 as filed on Form 10-K. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

Our operating expenses, not including stock-based compensation, are at a level of approximately $103,000 per month. (see sections “Loans and Notes Payable”).

Kiwibox shall continue to rely upon its advertising agreement with Triple Double U (”TDU”), an exclusive German online advertising agency, which agreements have been negotiated by our former subsidiary, Germany-based Kwick, for the Kiwibox network for web and mobile advertisements.

Overall, we have equipped our entire Kiwibox.com website with the newest state-of-the-art advertising features which enable sponsors to self-direct their message to specific target audiences based on gender, age, geographic region, education, and interests. Included in this array of features is our “search and be found” function, incorporating Search-Engine optimization with privacy options that improves search results.  We focused our developed in 2013 and further enhanced during 2014, 2015 and 2016 to facilitate friends’ searches and establish networks of users on a global basis.

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

The results of our year-long marketing efforts clearly show the following positive trends in the growth of our community at March 31, 2016:

•	Active Members – Our Kiwibox.com website has 4.76 Million Active Members as of March 31, 2016, an increase of approximately 1.1 % over the fourth quarter, 2015. Active users are those which have logged in to Kiwibox.com during the last 30 days.
•	Page Impressions – We had 380.1 Million Page Impressions during the first quarter of 2016, a decrease of approximately 5. % from the fourth quarter 2015. Generally, Page Views refer to a number of pages which are viewed or clicked on our Kiwibox.com website during the quarter.
•	Guestbook Entries – For the first quarter ended March 31, 2016, Kiwibox.com had 158.2 Million Guestbook Entries, an increase of approximately 2.9% from the fourth quarter 2015. A Guestbook is a logging system that permits visitors to our Kiwibox.com website to leave a public comment.
•	Blog Entries – Our Kiwibox.com website members and visitors entered 114.3 Million Blog Entries during the first quarter of 2016, an approximate 1.4% increase from the fourth quarter 2015. A Blog Entry is a message entered in our Kiwibox.com.
•	Mobile Users – For the quarter ended March 31, 2016 Kiwibox.com had 6100,000 Mobile Installations, an increase of approximately 7.02% from the fourth quarter 2015.

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

Employees

Currently, we have 3 employees.

Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Our website presence is not yet supported by a volume of active members-users that would provide a basis for significant growth in advertising revenue. For the quarter ended March 31, 2016, total revenues amounted to $2,337 compared to $8,955 recorded in the first quarter in 2015 All revenue was received from our affiliate company Kwick.

Gross profit (loss) for the quarter ended March 31, 2016 amounted to $687 as compared to $6,122 for the corresponding interim period in 2015.

After deducting selling and general and administrative expenses of $311,587 for the first quarter ended March 31, 2016 compared to $330,333 recorded in the same period in 2015, the Company realized an operating loss of $310,900 for the first quarter of 2016 as compared to an operating loss of $324,211 for the same period in 2015. These operating expenses went down primarily due to two reasons. Two major investors have not committed to future financing and the other investors have given the order to reduce costs by 5-10% on the employee side. Therefore some of the growing services (support) were outsourced. Receiving less money had the effect of not being able to spend more. Additionally, the hardware costs became cheaper by merging pixunity into Kiwibox and optimizing hardware. Based on newer technology, more features could be used with less hardware and therefore the associated management costs and development costs decreased. For the year 2016 management expects operating expenses to remain steady and an expected increase in revenues due to new mobile advertising, this will start a process of putting the company on a path towards eventually eliminating the erosion of shareholder value.

The quarter concluded with a net loss of $1,255,736. After accounting for dividends accrued on outstanding preferred stock, which totaled $12,816, the net loss applicable to common shareholders was $1,268,552 or $0.002 per share compared to a net loss applicable to common shareholders of $1,049,128 or $0.002 per share for the first quarter in the previous year.

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

Our deficit in working capital amounted to $36,513,652 at March 31, 2016, as compared to $35,250,110 at December 31, 2015. Stockholders’ equity showed an impairment of $36,499,049 at the end of the period, compared to an impairment of $35,235,057 at the beginning of the year. The negative cash flow from operations during the three months totaled $255,846 and was financed by new debt.

The Company has $0 of bank debt as of March 31, 2016. Aside from trade payables and accruals, our remaining indebtedness at March 31, 2016 consisted of certain notes and loans aggregating $13,023,700 and the following obligations. Amounts due to related parties were $143,115. The liabilities from derivative conversion features were $17,220,588. The position “Obligations to be settled in stock” of $286,318 accounts for common shares due under consulting agreements, and for services to be settled in common stock options and warrants, where the underlying securities had not yet been issued. Current liabilities also include $799,734 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

Item 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended March 31, 2016 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As of March 31, 2016, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of March 31, 2016, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of March 31, 2016 and December 31, 2015 and the related statements of operations, and cash flows for the three months ended March 31, 2016 and 2015, in conformity with generally accepted accounting principles.

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

Changes in Internal Controls over Financial Reporting

Other than as stated above, during the quarter ended March 31, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any pending material legal proceedings.

Item 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Issuance of unregistered securities

During the first quarter in 2016 the Company did sell any unregistered securities.

b)	Not applicable

c)	None

Item 3 DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $790,734. These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

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

(b) Reports on Form 8-K:

On February 2, 2016 the company filed a report on 8K disclosing fourth quarter 2015 operational highlights.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 20, 2016		KiwiboxCom, Inc.

	By:	/s/ Andre Scholz
Andre Scholz
Chief Financial Officer
(Principal financial officer and principal accounting officer)

