Form 10-Q
period 2016-06-30
Kiwibox.Com, Inc.
filed 2016-08-15
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 2016

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☐    Smaller reporting company  ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐  No ☒

 The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of August 13, 2016, was 688,493,060 shares.

1

KIWIBOX.COM, INC.

 PART I - Item 1 Financial Statements

KIWIBOX.COM, INC.

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current Assets
Cash	$6,841	$—
Account receivable - affiliate, net of allowance for doubtful accounts of $0	57,598	51,898

Prepaid expenses and other current assets	115,369	229,038
Total Current Assets	179,808	280,936
Property and equipment, net of accumulated depreciation of $115,124 and $114,225	2,147	3,046
Website development costs, net of accumulated Amortization of $254,264 and $254,264	—	—

Other assets	12,007	12,007
Total Assets	$193,962	$295,989
Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Accounts payable	227,626	284,912
Accrued expenses	5,280,633	4,634,763
Due to related parties	112,668	116,474
Obligations to be settled in stock	288,597	284,368
Dividends payable	812,550	786,919
Loans and notes payable - other	100,000	100,000
Loans and notes payable – related parties	340,000	340,000
Convertible notes payable-related parties	12,893,700	12,353,700
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion feature –related parties	17,933,836	16,596,381
Total Current Liabilities	38,023,139	33,531,046

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized; 85,890 and 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized; issued and outstanding 688,493,060 and 686,093,060 shares respectively	68,847	68,607
Additional paid-in capital	52,733,065	52,728,745
Accumulated deficit	(90,631,175)	(88,032,495)
Total Stockholders’ Equity (Impairment)	(37,829,177)	(35,235,057)
Total Liabilities and Equity (Impairment)	$193,962	$295,989

 The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Advertising - affiliate	$3,363	5,341	5,700	14,296
Total Revenues	3,363	5,341	5,700	14,296
Cost of Goods Sold
Website hosting expenses	1,000	2,482	2,650	5,315
Total Cost of Goods Sold	1,000	2,482	2,650	5,315

Gross Profit (Loss)	2,363	2,859	3,050	8,981

Selling expenses	120,827	77,389	256,490	228,130
Stock-based compensation	—	—	2,280	—
General and administrative expenses	160,318	162,332	333,962	341,924

Loss From Operations	$(278,782)	$(236,862)	$(589,682)	$(561,073)

Other Income (Expense)
Miscellaneous income/(expense)	—	—	(960)	—

Change in fair value–derivative liability	(36,810)	14,372	(97,529)	151,110
Interest expense-derivative conversion features	(676,437)	(589,007)	(1,239,926)	(1,151,137)

Interest expense	(325,284)	(297,082)	(644,952)	(583,791)

Total Other Income (Expense)	(1,038,531)	(871,717)	(1,983,367)	(1,583,818)

Loss Before Benefit (Provision) for Income Taxes	(1,317,313)	(1,108,579)	(2,573,049)	(2,144,891)
Benefit (Provision) for Income Taxes	0	0	0	0
Net Income (Loss)	$(1,317,313)	$(1,108,579)	$(2,573,049)	$(2,144,891)
Dividends on Preferred Stock	(12,816)	(12,816)	(25,632)	(25,632)
Net Income (Loss) Applicable to Common Shareholders, basic and diluted	$(1,330,129)	$(1,121,395)	$(2,598,681)	$(2,170,523)
Net Loss Per Common Share, basic and diluted	$(0.002)	$(0.002)	$(0.004)	$(0)
Weighted Average of Common Shares Outstanding	687,688,664	683,693,060	687,688,664	683,693,060

  The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash Flows From Operating Activities
Net Income/(Loss)	$(2,573,049)	$(2,144,891)
Adjustments to Reconcile Net Loss
to Net Cash Used by Operations
Depreciation and amortization	899	2,242
Securities Issued for services	2,280	—
Loss on debt extinguishment	960	—
Change in fair value – derivative liabilities	97,529	(151,110)
Intrinsic value of beneficial conversion feature	1,239,926	1,151,137
Decreases (Increases) in Assets
Accounts receivable - affiliate	(5,700)	(14,296)
Prepaid expenses	113,669	115,743

Increases (Decreases) in Liabilities
Liabilities to be settled in stock	5,549
Accounts payable	(57,286)	(38,463)
Accrued expenses	645,870	586,746
Net Cash Used by Operating Activities	(529,353)	(484,972)

Cash Flows From Investing Activities
Cash proceeds (outlay) – other assets	—	4,972
Loans to affiliate	—	(60,074)
Purchases of property and equipment	—	(999)
Net Cash Provided (Used) by Investing Activities	—	(56,101)

Cash Flows From Financing Activities
Proceeds from loans/notes	540,000	545,000
Net proceeds (repayments) to related parties	(3,806)	(2,616)
Net Cash Provided by Financing Activities	536,194	542,384

Net Increase (Decrease) in Cash	6,841	1,311

Cash at beginning of period	—	299
Cash at end of period	$6,841	$1,610

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$—	$—
Income Taxes Paid	$31	$300

 The accompanying notes are an integral part of the financial statements.

5

 KIWIBOX.COM, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Six Months Ended June 30, 2016

Year to date dividend accruals	$25,632

Six Months Ended June 30, 2015

Year to date dividend accruals	$25,632

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $1,000 and $ 2,500 for the three and six months ended June 30, 2016 and $1,000 and $1,100 for the same periods in 2015, respectively.

Evaluation of Long Lived Assets

Long-lived assets are assessed for recoverability on an ongoing basis. In evaluating the fair value and future benefits of long-lived assets, their carrying value would be reduced by the excess, if any, of the long-lived asset over management’s estimate of the anticipated undiscounted future net cash flows of the related long-lived asset.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company accounted for certain convertible debentures issued in the year ended December 31, 2015 and the six months ended June 30, 2016 as derivative liabilities required to be bifurcated from the host contract in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares (see Note 13).

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

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 83,141,799 common shares at June 30, 2016, comprised of 5,000,000 shares issuable upon exercise of stock purchase warrants, 3,200,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 74,212,262 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest is presently convertible at the option of four debt holders at a price of 50% of the ten day trailing market price. The total principal due under these notes of $12,893,700 would yield in excess of 26 billion shares if fully converted at June 30, 2016. However, the respective notes, all of which were issued to these investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the period, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

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

 3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in these accounts may, at times, exceed the federally insured limits. At June 30, 2016 and December 31, 2015, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. PREPAID EXPENSES

Prepaid expenses consist of the following at:

	June 30, 2016	December 31, 2015
Consulting Fees	$110,000	$220,000
Business/Health insurance	5,369	9,038
	$115,369	$229,038

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	June 30, 2016	December 31, 2015
Furniture	$15,040	$15,040
Leasehold Improvements	24,130	24,130
Equipment	78,101	78,101
	117,271	117,271
Less accumulated depreciation	115,124	114,225
Total	$2,147	$3,046

Depreciation expense charged to operations was $899 and $2,242 in the first six months of 2016 and 2015, respectively.

6. INTANGIBLE ASSETS

	June 30, 2016	December 31, 2015
Website development costs	$254,264	$254,264
Less accumulated amortization	254,264	254,264
Total	$0	$0

Amortization expense for the six months ended June 30, 2016 and 2015 was $0 and $0, respectively.

7. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

On December 10, 2013, the company signed an equity purchase agreement with Marcus Winkler to sell to him eighty (80%) percent of the equity of its German subsidiary, Kwick. Pursuant to the terms of the agreement, the purchaser paid 36,000 Euros as the purchase price and the company was required to obtain shareholder approval of the sale as required under applicable Delaware Law. The majority shareholder approval was obtained on December 18, 2013. In addition, the Company and Mr. Winkler signed a Lock-Up and Standstill Agreement pursuant to the general terms of which the Company agreed not to participate in the management, operations or finances of Kwick, which shall be exclusively managed and under control of the purchaser. Accordingly, the Company’s minority ownership position shall be subject, in all respects, to the exclusive control of the purchaser. Mr. Winkler also has investment and voting control over

Kreuzfeld Ltd., a major creditor of the company, which holds a Class AA convertible promissory note with an outstanding balance (including accrued interest) of $5,932,027 as of June 30, 2016. On June 22, 2015 a Class A Senior Revolving Promissory Note with a principal amount of $340,000 was assigned from Ulrich Schuerch to Mr. Winkler.

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

Due to the significant reductions in fair value of this reporting unit that were considered other than temporary, and impairment of the related goodwill, the carrying value of this cost method investment was zero at December 31, 2015 and June 30, 2016.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	June 30, 2016	December 31, 2015
Accrued interest	$5,088,130	$4,443,178
Accrued payroll, payroll taxes and commissions	46,426	41,541
Accrued professional fees	111,900	114,900
Accrued rent/deferred rent obligation	10,242	11,209
Miscellaneous accruals	23,935	23,935
Total	$5,280,633	$4,634,763

9. OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at June 30, 2016 and December 31, 2015

	June 30, 2016	December 31, 2015
Obligation for warrants granted for compensation	$100,000	$100,000
600,000 common shares issuable to a consultant who was a director of the company, for services rendered.	36,000	36,000
600,000 (2016) and 1,200,000 shares (2015) common Shares, and 2,900,000 (2016) and 2,900,000 (2015) Stock options issuable to two officers of the Company Pursuant to their respective employment agreements	57,457	58,178
8,600,000 (2016) and 8,100,000 (2015) stock options issuable to one director who also serves as the Company’s general counsel	85,140	80,190
1,000,000 warrants granted on Pixunity.de asset Purchase (see Note 13)	10,000	10,000
	$288,597	$284,368

10. LOANS PAYABLE

The Company (Formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at June 30, 2016 and December 31, 2015:

On December 4, 1996, The company (Formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000
Total	$75,000

11. NOTES PAYABLE

	June 30,	December 31,
	2016	2015
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000
From September 2008 through June 2016 five creditors loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 and April 2011 and August 2012 (see Note 12).	12,893,700	12,353,700
During 2011, a shareholder loaned the company $340,000 under demand notes at 10%. On June 22, 2015 this shareholder assigned all of his right, title and interest in this note to Mr. Marcus Winkler. Mr. Winkler has an investment and voting control over two of the company’s lenders.	340,000	340,000
Total	$13,528,700	$12,718,700

12. LONG-TERM DEBT

Long-term debt as of June 30, 2016 and December 31, 2015 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529
Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$—

13. DERIVATIVE CONVERSION FEATURES

On July 27, 2010, the Company issued two Class A Senior Convertible Revolving Promissory Notes (“Class A Notes”), one to Cambridge Services, Inc., in the principal amount of $683,996, consolidating the series of loans (and related accrued interest) made to the Company since June 26, 2009, and one to Discover Advisory Company, in the principal amount of $1,160,984, consolidating the series of loans (and related accrued interest) made to the Company since September 19, 2008 and including advances through September 30, 2010. Each of these promissory notes are due on demand, accrue interest at the rate of 10%, per annum, are convertible (including accrued interest) at the option of each lender into Common Stock of the Company at 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001 (the "Conversion Price"). Both promissory notes contain conversion caps, limiting conversions under these notes to a maximum beneficial ownership position of Company common stock to 9.99% for each lender. Each of these notes contains Company covenants, requiring the lenders’ prior written consent in order for the Company to merge, issue any common or preferred stock or any convertible debt instruments, declare a stock split or dividends, increase any compensation to its officers or directors by more than five (5%) during any calendar year. During the three and six months ended June 30, 2016 no debt was converted.

The Company renegotiated certain outstanding promissory notes with its four major creditors, Discover Advisory Company of the Bahamas (“DAC”), Kreuzfeld Ltd. of Switzerland (“Kreuzfeld”), Cambridge Services, Inc. of Panama (“CSI”) and Vermoegensverwaltungs-Gesellschaft Zurich LTD of Switzerland (“VGZ”). As of August 1, 2012, the Company authorized the issue of a new series of corporate notes, the Class AA Senior Secured Convertible Revolving Promissory Notes, dated as of August 1, 2012 (the New Note(s)”) and issued New Notes: (1) to DAC, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated July 27, 2010, in the original principal amount of $1,080,984, now cancelled, which had an outstanding balance due (including accrued interest) of $5,915,726 as of December 31, 2015 and $6,451,925 at June 30, 2016; (2) to Kreuzfeld, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated

13. DERIVATIVE CONVERSION FEATURES (Continued)

September 16, 2011, in the original principal amount of $2,000,000, now cancelled, which had an outstanding balance due (including accrued interest) of $5,490,657 at December 31, 2015 and $5,932,027 at June 30, 2016; (3) to CSI, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated August 1, 2011, in the original principal amount of $1,303,996, now cancelled, with an outstanding balance due (including accrued interest) of $4,040,407 as of December 31, 2015, and $4,192,495 at June 30, 2016 and; (4) to VGZ, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 30, 2010, in the original principal amount of $2,000,000, now cancelled, with an outstanding balance due (including accrued interest) of $1,109,550 as of December 31, 2015 and $1,147,938 at June 30,2016. All of the New Notes accrue interest at the rate of 10%, are convertible into common shares at the conversion rate equal to 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001, and are due on demand.. Pursuant to an Equity and Stock Pledge Agreement, also negotiated and executed as of August 1, 2012, the repayment of the outstanding indebtedness of the New Notes is secured by all of the limited partnership interests of the Company’s partly-owned (now deconsolidated) German subsidiary, KWICK! Community GmbH & Co. KG, a private German limited partnership (“KG”), and all of its shares of the sole general partner of KG, KWICK! Community Beteiligungs GmbH.

The Company accounted for the conversion features underlying these convertible debentures in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of new debentures issued to these holders plus accrued interest during the six months ended June 30, 2016 under these terms at the relevant commitment dates to be $1,239,926 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in expense of $97,529 for the six months ended June 30, 2016, which is included in Other Income (Expense) in the accompanying financial statements. The fair value of these derivative conversion features was determined to be $17,933,836 at June 30, 2016.

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

2016	24,889
2017	50,768
2018	47,847

14. COMMITMENTS AND CONTINGENCIES (Continued)

In May 2010 the Company negotiated a lease of an apartment in New York City for the CEO in order to reduce travel costs. In December 2013 the lease was extended through May 31, 2015 at a monthly rate of $2,943. In March of 2015 the lease was again extended through May 31, 2016 at the same terms. In April 2016 the lease was extended through May 31, 2017 at a monthly rate of $3,154.

Our total rent expenses were $40,863 and $43,655 during the six months ended June 30, 2016 and 2015, respectively.

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

In the six months ended June 30, 2016 and June 30, 2015 this officer was also granted 600,000 shares.

15. RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2016, the Company sold advertising space on its Kiwibox.com website to Kwick totaling $5,700, which is included in the Accounts Receivable balance due from Kwick of $57,598 at June 30, 2016. Kwick is majority-owned by Mr. Winkler, who in turn is a related party of the Company (see Note 7).

During the six months ended June 30, 2016 and 2015 one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $22,549 and $21,750 respectively, for legal services. The director also received 100,000 common stock options per month, ending in May 2016, as this outside director is no longer a director of the company effective July 31, 2016 and, as part of his resignation as director, he cancelled his rights to continue to receive options effective June 1, 2016. During the three and six month periods ended June 30, 2016, the common stock options were valued at $1,980 and $4,950 respectively and during the three and six month periods ended June 30, 2015, the common stock options were valued at $2,970 and $5,940 respectively.

During the three and six months ended June 30, 2016 and 2015 we incurred aggregate expenses of $101,699 and $219,144 and $110,283 and $194,764 respectively, to companies controlled by the Chief Executive Officer, for website hosting, website development and technical advisory services, server farm installations and IT equipment purchases. The officer also earned 100,000 common shares per month during the six months ended June 30, 2016 and 2015 under a consulting agreement, valued at $600 and $660 respectively. The officer also received $220,000 in December 2015 for prepaid consulting fees toward 2016 under the terms of a consulting agreement.

15. RELATED PARTY TRANSACTIONS (continued)

Through June 30, 2016, approximately 10% of the voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, LTD and Vermoegensverwaltungs-Gesellschaft Zurich LTD. (VGZ) of Switzerland. Discover Advisory Company, Cambridge Services Inc., Kreuzfeld, LTD and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2016 and 2015.

During the three months and six months ended June 30, 2016 Discover Advisory Company advanced an additional $310,000 and $310,000, respectively. During the three months and six months ended June 30, 2016 Kreuzfeld, LTD advanced an additional $0 and $230,000. At June 30, 2016, $4,761,722 and $3,080,060 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $4,279,959 and $771,958 owed to Kreuzfeld, Ltd. and VGZ, respectively.

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

16. FAIR VALUE (continued)

The following table reconciles, for the six months ended June 30, 2016, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Balance of Conversion Liability at January 1, 2016	$16,596,381
Present value of beneficial conversion features of new debentures	1,239,926
Present Change in value of beneficial conversion features during period	97,529
Reductions in fair value due to principal conversions	—
Conversion Liability at June 30, 2016	$17,933,836

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the recognition of the conversion liability.

 17. SUBSEQUENT EVENTS

During July 2016 and through August 12, 2016, we received $90,000 of working capital from accredited investors, which are covered by convertible promissory notes.

On July 31, 2016 the outside director of the company who also serves as the company’s general and legal securities counsel resigned as director. This resignation is not prompted by any disagreement with the company with regard to any of its policies, operations or practices.

18 . RECENTLY ISSUED AND NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

Description of Business

Overview

We own and operate “Kiwibox.com”, a social networking website. Initially launched in 1999, Kiwibox.com is a social network.

Kiwibox Operations

Kiwibox.com is a social network for young adults all around the world for web and mobile usage, a community to find new friends and to meet new people online and in the real world. Unlike traditional social networking sites such as Facebook, Kiwibox combines its own "magazine" content and social networking technology in its website, creating attractive topics for its membership to peruse and enjoy.

Our operating expenses, not including stock-based compensation, are at a level of approximately $100,000 per month (see sections “Loans and Notes Payable”).

Potential Revenue Streams and Marketing Strategy

Currently we generate the majority of our revenue from advertising/sponsorships. We anticipate revenue growth from increased membership activity and our revitalized website as we continue to implement new marketing strategies. Our software and networking technologies that we incorporated during the last 3 years now permit our mobile devices to accept and receive direct advertising. Our social networks permit us to work with potential advertisers to identify the right member groups for direct target advertising, a marketing channel that is readily accessible to our social media community.

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

The results of our marketing efforts clearly show the following positive trends in the growth of our community at June 30, 2016:

•	Active Members – Our Kiwibox.com website has 4.83 Million Active Members as of June 30, 2016, an increase of approximately 1.5 % over the first quarter, 2016. Active users are those which have logged in to Kiwibox.com during the last 30 days.
•	Unique Visitors- – For the quarter ended June 30, 2016, we had 6.2 Million Unique Visitors to our Kiwibox.com website, an increase of approximately 16.9% over first quarter 2016 results.
•	Page Impressions – We had 350.2 Million Page Impressions during the second quarter of 2016, an increase of approximately 7.8 % over the prior quarter.
•	Guestbook Entries – For the quarter ended June 30, 2016, Kiwibox.com had 159.4 Million Guestbook Entries, an increase of approximately .7% from the previous quarter.

•	Blog Entries – Our Kiwibox.com website members and visitors entered 114.8 Million Blog Entries during the second quarter of 2016, an approximate .4% increase over the prior quarter.

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

Competition

Our primary competitors are other online social networks, including Facebook, Instagram, and Tumbler. Facebook is widely considered as the industry leaders, however, recently statistics and strategic announcements have indicated a shift in the target audience from teens and college students to a much broader and more adult demographic, because of their international focus. We plan to distinguish ourselves by targeting the US-market and by combining the social-network advantages with user generated content – from users to users, while stressing the community feeling.

Technology Development

The Company attaches great importance to its innovative technology developments and continues to follow the top social network market leaders with technology upgrades, providing its users with an alternative social networking opportunity.

The Kiwibox Network is focusing on the fast growing mobile usage phenomenon, being online with friend’s every time and everywhere. At present, more than 750,000 company Apps are installed worldwide.

New Kiwibox “Meet and Date” App

In addition to our free platform, Kiwibox introduced, and is to release, a membership based flirting dating platform in the next few months.

Intellectual Property

The Kiwibox.com web and mobile software and other related intellectual property rights are important assets. Most of our software is unique and individual and developed internally.

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

Employees

Currently, we have 2 employees.

Results of Operations for the Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015

For the three and six months ended June 30, 2016, total revenues amounted to $3,363 and $5,700, respectively compared to $5,341 and $14,296 recorded in the same periods in 2015. All revenue was received from our affiliate Kwick.

Gross Profit (Loss) for the three and six months ended June 30, 2016 amounted to $2,363 and $3,050, respectively, after accounting for $1,000 and $2,650 respectively, in cost of sales. After deducting selling and general and administrative expenses of $281,145 and $590,452 for the three and six months ended June 30, 2016, compared to $239,721 and $570,054 recorded in the same period in 2015, the Company realized operating losses of $278,782 and $589,682 for the three and six months ended June 30, 2016 compared to operating losses of $236,862 and $561,073 in the same periods in 2015. These operating expenses went up due to the following reasons.

Development costs went up due to the company’s increased focus on global and viral activity.

The major item included in non-operating income and expenses for the three and six months ended June 30, 2016 was a charge of $676,437 and $1,239,926 respectively, accounting for the intrinsic value of the beneficial conversion feature associated with convertible debt. We also had a loss for the three and six months ended June 30, 2016 of $36,810 and $97,529 respectively, in connection with changes in the valuation of derivative liabilities.

The quarter concluded with a net loss of $1,317,313 for the quarter and net loss of $2,573,049 for the first six months of 2016. After accounting for dividends accrued on outstanding preferred stock which totaled $25,632, the net loss applicable to common shareholders for the six months ended June 30, 2016 was $2,598,681 or $0.004 per share compared to a net loss applicable to common shareholders of $2,170,523 or $0.003 per share for the same period in 2015.

Liquidity and Capital Resources

We have financed our business with new debt since our cash flow is insufficient to provide the working capital necessary to fund our operations. We received $540,000 in cash from short-term loans from accredited private investors during the quarter. We have an ongoing and urgent need for working capital to fund our operations. If we are unable to continue to receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $37,843,331 at June 30, 2016, as compared to $32,772,389 at December 31, 2015. Stockholders’ equity showed an impairment of $37,829,177 at the end of the period, compared to an impairment of $32,775,830 at the beginning of the year. The negative cash flow from operations during the six months totaled $529,353 and was financed by new debt.

The Company had $0 of bank debt as of June 30, 2016. Aside from trade payables and accruals, our remaining indebtedness at June 30, 2016 consisted of certain notes and loans aggregating $13,333,700, liabilities for derivative conversion features of $17,933,836 amounts due to related parties of $112,668, and the following obligations. The position “Obligations to be settled in stock” of $288,597 accounts for common shares due under consulting agreements, and for services to be settled in common stock options and warrants, where the underlying securities had not yet been issued. Current liabilities also include $812,550 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

Item 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended June 30, 2016 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As of June 30, 2016, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of June 30, 2016, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of June 30, 2016 and December 31, 2015 and the related statements of operations, and cash flows for the three and six months ended June 30, 2016 and 2015, in conformity with generally accepted accounting principles.

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

Changes in Internal Controls over Financial Reporting

Other than as stated above, during the quarter ended June 30, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any pending material legal proceedings.

Item 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a)	Issuance of unregistered securities

During the three and six months in 2016 the Company did not sell any unregistered securities.

(b)	Not applicable

(c)	None

Item 3 DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $803,550. These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

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

Date: August 15, 2016		Kiwibox.Com, Inc.

	By:	/s/ Andre Scholz
Andre Scholz
Chief Executive Officer Chief Financial Officer

