Form 10-Q
period 2016-09-30
Kiwibox.Com, Inc.
filed 2016-11-10
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 2016

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

Yes  ☐    No  ☑

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of November 7, 2016, was 688,493,060 shares.

1

KIWIBOX.COM, INC.

PART I

ITEM 1. FINANCIAL STATEMENTS

KIWIBOX.COM, INC.

CONDENSED BALANCE SHEETS

	September 30, 2016 (Unaudited)	December 31, 2015
Assets
Current Assets
Cash	$761	$—
Account receivable-affiliate, net of allowance for doubtful accounts $0	60,687	51,898
Prepaid expenses and other current assets	55,235	229,038
Total Current Assets	116,683	280,936
Property and equipment, net of accumulated depreciation of $115,782 and $114,225	5,073	3,046
Website development costs, net of accumulated amortization of $254,264 and $254,264	—	—

Other assets	12,007	12,007
Total Assets	$133,763	$295,989
Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities

Accounts payable	247,302	284,912
Accrued expenses	5,599,403	4,634,763
Due to related parties	131,216	116,474
Obligations to be settled in stock	288,898	284,368
Dividends payable	825,366	786,919
Loans and notes payable - other	100,000	100,000
Loans and notes payable – related parties	418,320	340,000
Convertible notes payable-related parties	13,143,700	12,353,700
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion feature –related parties	18,302,382	16,596,381
Total Current Liabilities	39,090,116	33,531,046

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized; 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized; 688,493,060 shares issued and outstanding	68,847	68,607
Additional paid-in capital	52,733,065	52,728,745
Accumulated deficit	(91,758,351)	(88,032,495)
Total Stockholders’ Equity (Impairment)	(38,956,353)	(35,235,057)
Total Liabilities and Equity (Impairment)	$133,763	$295,989

The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Advertising	$—	$—	$—	$—
Advertising - affiliate	3,089	5,843	8,789	20,139

Total Revenues	3,089	5,843	8,789	20,139
Cost of Goods Sold
Website hosting expenses	4,700	3,103	7,350	8,418
Total Cost of Goods Sold	4,700	3,103	7,350	8,418

Gross Profit (Loss)	(1,611)	2,740	1,439	11,721

Selling expenses	254,495	123,373	510,985	355,503
General and administrative expenses	153,238	168,263	489,480	510,187

Loss From Operations	(409,344)	(292,896	(999,026)	(853,969)

Other Income (Expense)
Miscellaneous income (expense)	—	—	(960)	—
Change in fair value–derivative liability	216,752	127,123	119,223	278,233
Interest expense-derivative conversion features	(585,298)	(571,343)	(1,825,224)	(1,722,480)

Interest expense	(336,470)	(307,381)	(981,422)	(891,172)

Total Other Income (Expense)	(705,016)	(751,601)	(2,688,383)	(2,335,419)

Loss Before Benefit (Provision) for Income Taxes	$(1,114,360)	$(1,044,497)	$(3,687,409)	$(3,189,388)
Benefit (Provision) for Income Taxes	0	0	0	0
Net Income (Loss)	$(1,114,360)	$(1,044,497)	$(3,687,409)	$(3,189,388)
Dividends on Preferred Stock	(12,815)	(12,815)	(38,447)	(38,447)
Net Income (Loss) Applicable to Common Shareholders, basic and diluted	$(1,127,175)	$(1,057,312)	$(3,725,856)	$(3,227,835)
Net Loss Per Common Share, basic and diluted	$(0.002)	$(0.002)	$(0.005)	$(0.005)
Weighted Average of Common Shares Outstanding	688,493,060	683,693,060	687,958,763	683,693,060

 The accompanying notes are an integral part of the financial statements.

KIWIBOX.COM, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash Flows From Operating Activities
Net Income (Loss)	$(3,687,409)	$(3,189,388)
Adjustments to Reconcile Net Loss
to Net Cash Used by Operations
Depreciation and amortization	1,557	3,159
Stock-based compensation	2,280
Loss on Debt extinguishment	960
Change in fair value – derivative liabilities	(119,223)	(278,233)
Intrinsic value of beneficial conversion feature	1,825,224	1,722,480
Decreases (Increases) in Assets
Accounts receivable - affiliate	(8,789)	(20,140)
Prepaid expenses	173,803	167,619

Increases (Decreases) in Liabilities
Liabilities to be settled in stock	5,850	11,604
Accounts payable	(37,610)	(60,735)
Accrued expenses	964,640	897,681
Net Cash Used by Operating Activities	(878,717)	(745,955)

Cash Flows From Investing Activities
Cash proceeds (outlay) – other assets	—	4,941
Loans to affiliate	—	(60,074)
Purchases of property and equipment	(3,584)	(1,717)
Net Cash Used by Investing Activities	(3,584)	(56,850)

Cash Flows From Financing Activities
Proceeds from loans/notes	868,320	805,000
Net proceeds (repayments) to related parties	14,742	1,352
Net Cash Provided by Financing Activities	883,062	806,352

Net Increase (Decrease) in Cash	$761	$3,547

Cash at beginning of period	—	299
Cash at end of period	761	3,846

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$—	$—
Income Taxes Paid	$606	$300

The accompanying notes are an integral part of the financial statements.

5

KIWIBOX.COM, INC.

STATEMENTS OF CASH FLOWS

(Unaudited)

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Nine Months Ended June 30, 2016

Year to date dividend accruals	$38,447
Settlement of stock-settled liabilities	$2,280

Nine Months Ended June 30, 2015

Year to date dividend accruals	$38,447

Kiwibox.Com, Inc.

Notes to Condensed Financial Statements

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $4,700 and $7,200 for the three and nine months ended September 30, 2016 and $1,200 and $2,300 for the same periods in 2015, respectively.

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

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 82,841,799 common shares at September 30, 2016, comprised of 5,000,000 shares issuable upon exercise of stock purchase warrants, 2,900,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 74,212,262 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest with principal totaling $13,143,700 convertible at the option of four debt holders at a price of 50% of the average closing price for the preceding 10 days, would yield in excess of 43 billion shares if fully converted at September 30, 2016. However, the respective notes, all of which were issued to these investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the period, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

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

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in these accounts may, at times, exceed the federally insured limits. At September 30, 2016 and December 31, 2015, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. PREPAID EXPENSES

Prepaid expenses consist of the following at:

	September 30, 2016	December 31, 2015
Consulting Fees	$55,000	$220,000
Business insurance	235	9,038
	$55,235	$229,038

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	September 30, 2016	December 31, 2015
Furniture	$15,040	$15,040
Leasehold Improvements	24,130	24,130
Equipment	81,685	78,101
	120,855	117,271
Less accumulated depreciation	115,782	114,225
Total	$5,073	$3,046

Depreciation expense charged to operations was $1,557 and $3,159 in the first nine months of 2016 and 2015, respectively.

6. INTANGIBLE ASSETS

	September 30, 2016	December 31, 2015
Website development costs	$254,264	$254,264
Less accumulated amortization	254,264	254,264
Total	$0	$0

Amortization expense for the nine months ended September 30, 2016 and 2015 was $0 and $0, respectively.

7. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

On December 10, 2013, the company signed an equity purchase agreement with Marcus Winkler to sell to him eighty (80%) percent of the equity of its German subsidiary, Kwick. Pursuant to the terms of the agreement, the purchaser paid 36,000 Euros as the purchase price and the company was required to obtain shareholder approval of the sale as required under applicable Delaware Law. The majority shareholder approval was obtained on December 18, 2013. In addition, the Company and Mr. Winkler signed a Lock-Up and Standstill Agreement pursuant to the general terms of which the Company agreed not to participate in the management, operations or finances of Kwick, which shall be exclusively managed and under control of the purchaser. Accordingly, the Company’s minority ownership position shall be subject, in all respects, to the exclusive control of the purchaser. Mr. Winkler also has investment and voting control over Kreuzfeld Ltd., a major creditor of the company, which holds a Class AA convertible promissory note with an outstanding balance (including accrued interest) of $6,200,485 as of September 30, 2016.

7. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY (continued)

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

Due to the significant reductions in fair value of this reporting unit that were considered other than temporary, and impairment of the related goodwill, the carrying value of this cost method investment was zero at December 31, 2015 and September 30, 2016.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	September 30, 2016	December 31, 2015
Accrued interest	$5,424,599	$4,443,178
Accrued payroll, payroll taxes and commissions	30,684	41,541
Accrued professional fees	113,548	114,900
Accrued rent/deferred rent obligation	9,637	11,209
Miscellaneous accruals	20,935	23,935
Total	$5,599,403	$4,634,763

9. OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015

Obligation for warrants granted for compensation	$100,000	$100,000
600,000 common shares issuable to a consultant who was a director of the company, for services rendered.	36,000	36,000

900,000 (2016) and 1,200,000 shares (2015) common Shares, and 2,900,000 (2016) and 2,900,000 (2015) Stock options issuable to two officers of the Company Pursuant to their respective employment agreements	57,758	58,178
8,600,000 (2016) and 8,100,000 (2015) stock options issuable to one director who also serves as the Company’s general counsel	85,140	80,190
1,000,000 warrants granted on the Pixunity.de asset purchase	10,000	10,000
	$288,898	$284,368

10. LOANS PAYABLE

The Company (Formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at September 30, 2016:

In July and August, 2016 Mr. Winkler loaned the company funds. These private loans accrue interest at the rate of 10%.	$78,320
On December 4, 1996, The company (Formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	75,000
Total	$153,320

 11. NOTES PAYABLE

	September 30,	December 31,
	2016	2015
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000
From September 2008 through September 2016 five creditors loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 and April 2011 and August 2012 (see Note 12).	13,143,700	12,353,700
On June 22, 2015 a Class A Senior Revolving Promissory Note with a principal amount of $340,000 was assigned from Ulrich Schuerch to Mr. Winkler.	340,000	340,000
Total	$13,508,700	$12,718,700

12. LONG-TERM DEBT

Long-term debt as of September 30, 2016 and December 31, 2015 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	33,529
Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$—

13. DERIVATIVE CONVERSION FEATURES

On July 27, 2010, the Company issued two Class A Senior Convertible Revolving Promissory Notes (“Class A Notes”), one to Cambridge Services, Inc., in the principal amount of $683,996 consolidating the series of loans (and related accrued interest) made to the Company since June 26, 2009, and one to Discover Advisory Company, in the principal amount of $1,160,984, consolidating the series of loans (and related accrued interest) made to the Company since September 19, 2008 and including advances through September 30, 2010. Each of these promissory notes are due on demand, accrue interest at the rate of 10%, per annum, are convertible (including accrued interest) at the option of each lender into Common Stock of the Company at 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001 (the "Conversion Price"). Both promissory notes contain conversion caps, limiting conversions under these notes to a maximum beneficial ownership position of Company common stock to 9.99% for each lender. Each of these notes contains Company covenants, requiring the lenders’ prior written consent in order for the Company to merge, issue any common or preferred stock or any convertible debt instruments, declare a stock split or dividends, increase any compensation to its officers or directors by more than five (5%) during any calendar year. During the three and nine months ended September 30, 2016 no debt was converted.

The Company renegotiated certain outstanding promissory notes with its four major creditors, Discover Advisory Company of the Bahamas (“DAC”), Kreuzfeld Ltd. of Switzerland (“Kreuzfeld”), Cambridge Services, Inc. of Panama (“CSI”) and Vermoegensverwaltungs-Gesellschaft Zurich LTD of Switzerland (“VGZ”). As of August 1, 2012, the Company authorized the issue of a new series of corporate notes, the Class AA Senior Secured Convertible Revolving Promissory Notes, dated as of August 1, 2012 (the New Note(s)”) and issued New Notes: (1) to DAC, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated July 27, 2010, in the original principal amount of $1,080,984, now cancelled, which had an outstanding balance due (including accrued interest) of $5,915,726 as of December 31, 2015 and $6,663,217 at September 30, 2016; (2) to Kreuzfeld, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 16, 2011, in the original principal amount of $2,000,000, now cancelled, which had an outstanding balance due (including accrued interest) of $5,490,657 at December 31, 2015 and $6,200,485 at September 30, 2016; (3) to CSI, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated August 1, 2011, in the original principal amount of $1,303,996, now cancelled, with an outstanding balance due (including accrued interest) of $4,040,407 as of December 31, 2015, and $4,269,917 at September 30, 2016 and; (4) to VGZ, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 30, 2010, in the original principal amount of $2,000,000, now cancelled, with an outstanding balance due (including accrued interest) of $1,109,550 as of December 31, 2015 and $1,167,342 at September 30, 2016. All of the New Notes accrue interest at the rate of 10%, are convertible into common shares at the conversion rate equal to 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001, and are due on demand.. Pursuant to an Equity and Stock Pledge Agreement, also negotiated and executed as of August 1, 2012, the repayment of the outstanding indebtedness of the New Notes is secured by all of the limited partnership interests of the Company’s partly-owned (now deconsolidated) German subsidiary, KWICK! Community GmbH & Co. KG, a private German limited partnership (“KG”), and all of its shares of the sole general partner of KG, KWICK! Community Beteiligungs GmbH.

13. DERIVATIVE CONVERSION FEATURES (Continued)

The Company accounted for the conversion features underlying these convertible debentures in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of new debentures issued to these holders plus accrued interest during the nine months ended September 30, 2016 under these terms at the relevant commitment dates to be $1,825,224 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in income of $119,223 for the nine months ended September 30, 2016, which is included in Other Income (Expense) in the accompanying financial statements. The fair value of these derivative conversion features was determined to be $18,302,382 at September 30, 2016.

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

2016	$12,566
2017	$50,768
2018	$47,847

In May 2010 the Company negotiated a lease of an apartment in New York City for the CEO in order to reduce travel costs. In December 2013 the lease was extended through May 31, 2015 at a monthly rate of $2,943. In March of 2015 the lease was again extended through May 31, 2016 at the same terms. In April 2016 the lease was extended through May 31, 2017 at a monthly rate of $3,154.

Our total rent expenses were $63,488 and $67,814 during the nine months ended September 30, 2016 and 2015, respectively.

The Company is party to a consulting agreement with its Chief Executive Officer for monthly cash compensation of $18,333, or $220,000 per year. Payment for January 1, 2015 through December 31, 2015 was made on November 20, 2014 in accordance with the terms of this new agreement. Payment for the period January 1, 2016 through December 31, 2016 was made December 31, 2015 in accordance with the terms of this extended agreement. In the nine months ended September 30, 2016 and September 30, 2015 this officer was also granted 900,000 shares.

15. RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2016, the Company sold advertising space on its Kiwibox.com website to Kwick totaling $8,789, which is included in the Accounts Receivable balance due from Kwick of $60,687 at September, 2016. Kwick is majority-owned by Mr. Winkler, who in turn is a related party of the Company (see Note 7).

During the nine months ended September 30, 2016 and 2015 one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $22,795 and $37,125 respectively, for legal services. The director also received 100,000 common stock options per month, ending in May 2016, as this outside director is no longer a director of the company effective July 31,2016 and, as part of his resignation as director, he cancelled his rights to continue to receive options effective June 1, 2016. Therefore, during the three and nine month periods ended September 30, 2016, the common options were valued at $0 and $4,950 respectively and during the three and nine month period ended September 30, 2015, the common stock options were valued at $2,970 and $8,910.This resignation was not prompted by any disagreement with the company with regard to any of its policies, operations or practices.

During the three and nine months ended September 30, 2016 and 2015 we incurred aggregate expenses of $156,309 and $375,453 and $23,856 and $218,620 respectively, to companies controlled by the Chief Executive Officer, for website hosting, website development and technical advisory services, server farm installations and IT equipment purchases. The officer also earned 100,000 common shares per month during the nine months ended September 30, 2016 and 2015 under a consulting agreement valued at $600 and $990 respectively. The officer also received $220,000 in December 2015 for prepaid consulting fees toward 2016 under the terms of a consulting agreement.

Through September 30, 2016, approximately 10% of the voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, LTD and Vermoegensverwaltungs-Gesellschaft Zurich LTD. (VGZ) of Switzerland. Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, LTD and VGZ are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2016 and 2015. During the three months and nine months ended September 30, 2016 Discovery Advisory Company advanced an additional $90,000 and $400,000. During the three months and nine months ended September 30, 2016 Kreuzfeld, LTD advanced an additional $160,000 and $390,000. At September 30, 2016, $4,851,722 and $3,080,060 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $4,439,959 and $771,958 owed to Kreuzfeld, Ltd. and VGZ, respectively.

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

The following tables reconciles, for the nine months ended September 30, 2016, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements (all Level 4):

Conversion Liability at January 1, 2016	$16,596,381
Value of beneficial conversion features of new debentures	1,825,224
Change in value of beneficial conversion features during period	(119,223)
Reductions in fair value due to principal conversions	—
Conversion Liability at September 30, 2016	$18,302,382

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the recognition of the conversion liability.

For 2016, the fair value of the embedded conversion liabilities was determined using the Black-Scholes model calculating fair value based on the conversion discount as well as the term and short-term bond rate. During the nine months ended September 30, 2016 the following assumptions were used: (1) conversion discounts of 50%; (2) a look back period of 10 days (3) bond rates of 0.17% to 0.28% and (4) volatility range of 55% to 574%.

Fluctuation in value is largely based on the change in the daily share price accompanied by the conversion discount. The change in volatility has the greater effect on the conversion liability during each reporting period, as higher volatility levels will yield larger values.

17. SUBSEQUENT EVENTS

During October 2016 and through November 7, 2016 we received $80,000 of working capital from accredited investors, which are covered by convertible promissory notes.

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

In August 2016, the FASB issued Accounting Standards Update 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments – a consensus of the FASB Emerging Issues Task Force, (“ASU 2016-15”). The purpose of ASU 2016-15 is to reduce the diversity in practice regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within that year. A retrospective transition method should be used in the application of the amendments within ASU 2016-15. If retrospective application is considered impracticable, retrospective application may be used as of the earliest date practicable. Early adoption is permitted. The Company is currently evaluating the impact of ASU 2016-15 on its condensed consolidated financial statements.

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

Potential Revenue Streams and Marketing Strategy

Currently we generate all of our revenue from advertising/sponsorships. We anticipate revenue growth from increased membership activity and our revitalized website as we continue to implement new marketing strategies. Our software and networking technologies that we incorporated during the last 4 years now permit our mobile devices to accept and receive direct advertising. Our social networks permit us to work with potential advertisers to identify the right member groups for direct target advertising, a marketing channel that is readily accessible to our social media community.

Our continuing membership growth is fueled by infiltrating our users into local event venues where they participate and simultaneously communicate with our social network via the regular deployment of our cutting-edge App updates. As a result, the Kiwibox network enjoys continuing user sign-ups and continuing loyalty of users to our social network.

Community means social network – and thrives on membership networking. Our website is based on the latest web technology which makes it easier for users to stay connected and to interact with each other.

The results of our marketing efforts clearly show the following positive trends in the growth of our community at September 30, 2016:

•	Active Members – Our Kiwibox.com website has 4.9 Million Active Members as of September 30, 2016, an increase of approximately 1.45 % over the second quarter, 2016. Active users are those which have logged in to Kiwibox.com during the last 90 days.
•	Unique Visitors – For the quarter ended September 30, 2016, we had 7.8 Million Unique Visitors to our Kiwibox.com website, an increase of approximately 25.1% over second quarter 2016 results.
•	Page Impressions – We had 330.2 Million Page Impressions during the third quarter of 2016, a decrease of approximately 4.3 % over the prior quarter.
•	Guestbook Entries – For the quarter ended September 30, 2016, Kiwibox.com had 160.6 Million Guestbook Entries, an increase of approximately .75% from the previous quarter.
•	Blog Entries – Our Kiwibox.com website members and visitors entered 115.2 Million Blog Entries during the third quarter of 2016, an approximate .35% increase over the prior quarter.
•	Unique Mobile Visitors – We had approximately 960,000 Unique Mobile Visitors during the third quarter of 2016; this statistic was not counted in earlier years.

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

Safety

Kiwibox.com has developed an effective monitoring model which assists in maintaining a safe site for our member base, combining both technology based systems and user moderation. Users communicate and share information in an environment where they feel both secure and at ease. Members of the Kiwibox team monitor forums, postings, profiles and groups daily to ensure the content is appropriate.

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

The Kiwibox Network is focusing on the fast growing mobile usage phenomenon, being online with friends all the time and everywhere. At present, more than 960,000 company Apps are installed worldwide.

New Kiwibox “Meet and Date” App

In addition to our free platform, Kiwibox introduced, and is to release, a membership based flirting/dating platform in the next few months. The development is now in its last steps.

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

Employees

Currently, we have 3 employees.

Results of Operations for the Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015

For the three and nine months ended September 30, 2016, total revenues amounted to $3,089 and $8,789, respectively compared to $5,843 and $20,139 recorded in the same periods in 2015. All revenue was received from our affiliate Kwick.

Gross Profit (Loss) for the three and nine months ended September 30, 2016 amounted to $(1,611) and $1,439, respectively, after accounting for $4,700 and $7,350 respectively, in cost of sales. After deducting selling and general and administrative expenses of $407,733 and $1,000,465 for the three and nine months ended September 30, 2016, compared to $291,636 and $865,690 recorded in the same periods in 2015, the Company realized operating losses of $409,344 and $999,026 for the three and nine months ended September 30, 2016 compared to operating losses of $292,896 and $853,969 in the same periods in 2015.

The major item included in non-operating income and expenses for the three and six months ended September 30, 2016 was a charge of $585,298 and $1,825,224 respectively, accounting for the intrinsic value of the beneficial conversion feature associated with convertible debt. We also had income for the three and nine months ended September 30, 2016 of $216,152 and $119,223, respectively, in connection with changes in the valuation of derivative liabilities.

The quarter concluded with a net loss of $1,114,360 for the quarter and net loss of $3,687,409 for the first nine months of 2016. After accounting for dividends accrued on outstanding preferred stock which totaled $38,447, the net loss applicable to common shareholders for the nine months ended September 30, 2016 was $3,725,856 or $0.005 per share compared to a net loss applicable to common shareholders of $3,227,835 or $0.005 per share for the same period in 2015.

Liquidity and Capital Resources

We have financed our business with new debt since our cash flow is insufficient to provide the working capital necessary to fund our operations. We received $328,320 in cash from short-term loans from accredited private investors during the quarter. We have an ongoing and urgent need for working capital to fund our operations. If we are unable to continue to receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $38,973,433 at September 30, 2016, as compared to $33,250,110 at December 31, 2015. Stockholders’ equity showed an impairment of $38,956,353 at the end of the period, compared to an impairment of $35,235,057 at the beginning of the year. The negative cash flow from operations during the nine months totaled $878,717 and was financed by new debt.

The Company had $0 of bank debt as of September 30, 2016. Aside from trade payables and accruals, our remaining indebtedness at September 30, 2016 consisted of certain notes and loans aggregating $13,662,020, liabilities for derivative conversion features of $18,302,382, amounts due to related parties of $131,216 and the following obligations. The position “Obligations to be settled in stock” of $288,898 accounts for common shares due under consulting agreements, and for services to be settled in common stock options and warrants, where the underlying securities had not yet been issued. Current liabilities also include $825,366 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

ITEM 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended September 30, 2016 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As of September 30, 2016, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of September 30, 2016, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of September 30, 2016 and December 31, 2015 and the related statements of operations, and cash flows for the three and nine months ended September 30, 2016 and 2015, in conformity with generally accepted accounting principles.

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

Changes in Internal Controls over Financial Reporting

Other than as stated above, during the quarter ended September 30, 2016, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any pending material legal proceedings.

Item 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

Item 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a) Issuance of unregistered securities

During the three and nine months in 2016 the Company did not sell any unregistered securities.

b) Not applicable

c) None

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $825,000. These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5 OTHER INFORMATION

None

Item 6 EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

31.01.	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2016.

31.02.	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 9, 2016.

32.01.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 9, 2016.

(b)	Reports on Form 8-K:
During the third quarter in 2016, the Company filed the following reports on Form 8-K:
On August 1, 2016 the Company filed a current report on Form 8-K, announcing the resignation of Joseph J. Tomasek from his position as a member of the Board of Directors of Registrant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2016		Kiwibox.Com, Inc.

	By:	/s/ Andre Scholz
Andre Scholz
Chief Executive Officer Chief Financial Officer

