Form 10-K
period 2016-12-31
Kiwibox.Com, Inc.
filed 2017-04-18
CIK 838796

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2016

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

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

The Registrant’s revenues for the fiscal year ended December 31, 2016 were $11,817.

Common stock, par value $.0001 per share (“Common Stock”), was the only class of voting stock of the Registrant outstanding on April 14, 2017. Based on the closing price of the Common Stock on the OTC Electronic Bulletin Board as reported on June 30, 2016, the aggregate market value of the shares of the Common Stock held by persons other than officers, directors and persons known to the Registrant to be the beneficial owners (as the term is defined under the rules of the Securities and Exchange Commission) of more than five percent of the Common Stock on was approximately $541,333. By the foregoing statements, the Registrant does not intend to imply that any of the officers, directors, or beneficial owners are affiliates of the registrant or that the aggregate market value, as computed pursuant to rules of the Securities and Exchange Commission, is in any way indicative of the amount which could be obtained for such shares of Common Stock.

As of April 14, 2017 688,493,060 shares of Common Stock, $.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: SEE EXHIBIT INDEX

1

KIWIBOX.COM, INC.

PART 1

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

The Company is currently subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934. The Company has the authority to issue an aggregate of One Billion Four Hundred Million (1,400,000,000) Common Shares, par value $.0001, following an increase from 700,000,000 shares, authorized by the Company on January 29, 2009, with authorization to issue up to Three Million (3,000,000) “blank check” Preferred Shares, par value $.001, of which at December 31, 2011, Two Thousand Five Hundred (2,500) were designated as Cumulative Preferred Shares, par value $.001; Three Hundred Thousand (300,000) were designated as Series A Senior Convertible Preferred Stock, par value $0.001; Three Hundred Fifty Thousand (350,000) were designated as Series B Senior Convertible Preferred Stock, par value $0.001; One Hundred Twenty Thousand (120,000) were designated as Series C Senior Convertible Preferred Stock, par value $0.001; Five Hundred Thousand (500,000) were designated as Series D Senior Convertible Preferred Stock, par value $0.001; Five Hundred Thousand (500,000) were designated as Series E Senior Convertible Preferred Stock, par value $0.001, and Forty-Three Thousand Six Hundred Ten (43,610) were designated Series G Senior Convertible Preferred Stock

As of December 31, 2016, there were outstanding 688,493,060 Common Shares, 1 Cumulative Preferred Share, and 85,890 Convertible Preferred Shares.

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

Our operating expenses, not including stock-based compensation, are at a level of approximately $106,000 per month. (see sections “Loans and Notes Payable”).

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

The results of our year-long marketing efforts clearly show the following positive trends in the growth of our community at December 31, 2016:

•	Active Members – Our Kiwibox.com website has 4.96 Million Active Members as of December 31, 2016, an increase of approximately 1.22 % over the third quarter, 2016. Active users are those which have logged in to Kiwibox.com during the last 90 days.
•	Unique Visitors – For the quarter ended December 31, 2016, we had 7.7 Million Unique Visitors to our Kiwibox.com website, a decrease of approximately 1.28% over the third quarter 2016 results. Unique Visitors refers to the number of distinct individuals requesting pages from our Kiwibox.com website during a specific period, regardless of how often they visit. Visits refer to the number of times our Kiwibox.com website is visited, no matter how many visitors make up those visits.
•	Page Impressions – We had 220.3 Million Page Impressions during the fourth quarter of 2016, a decrease of approximately 26.62 % over the prior quarter. Generally, Page Views refer to a number of pages which are viewed or clicked on our Kiwibox.com website during the quarter.
•	Guestbook Entries – For the quarter ended December 31, 2016, Kiwibox.com had 165.8 Million Guestbook Entries, an increase of approximately 3.24% from the previous quarter. A Guestbook is a logging system that permits visitors to our Kiwibox.com website to leave a public comment.
•	Blog Entries – Our Kiwibox.com website members and visitors entered 116.8 Million Blog Entries during the fourth quarter of 2016, an approximate 1.38% increase over the prior quarter. A Blog Entry is a message entered in our Kiwibox.com.
•	Unique Mobile Visitors – For the quarter ended December 31, 2016 Kiwibox.com had 1.01 million Unique Mobile Visitors, an increase of approximately 5.2% over the previous quarter.

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

Market Position-What’s New

Kiwibox is using its growing community to establish its brand throughout social media outlets. We continue to expand our membership and community events, highlighting our active presence in the marketplace.

Kiwibox attracts more young adventurers who seek friendship and community involvement every day.

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

The Kiwibox Network is focusing on the fast-growing mobile usage phenomenon, being online with friends’ all the time and everywhere. At present, more than 960,000 company Apps are installed worldwide.

During the third quarter of 2016 we focused further on mobile development and released an additional Mobile App for the Android 6 and 7 Platform- the Kiwibox Go! App.

New Kiwibox “Meet and Date” App

In addition to our free platform, Kiwibox introduced, and is to release; a membership based flirting /dating platform in the next few months. This development is now in its last steps. We are also integrating useful features for our users, like a regional based database for jobs and apartments.

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

ITEM 1A: Risks Related to Our Business

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

Doubt Raised About our Ability to Continue as a Going Concern.

Our financial statements have been presented on the basis that we will remain a going concern and that our assets will increase and that we will satisfy our liabilities in the normal course of our business. Kiwibox has had minimal revenues and/or has incurred operating losses during the fiscal years ended December 31, 2012, 2013, 2014, 2015 and 2016. Our independent auditors have added an explanatory paragraph in their report regarding the fact that these factors create substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent, among other factors, on our continued success in raising capital.

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

Absence of Dividends

We have not paid any dividends on our common stock and we are not likely to do so in the foreseeable future. We presently intend to retain earnings for use in growing our business. We may pay for some of our future expansion through debt financing, in which case lenders traditionally prohibit the payment of any such dividends. We also are prohibited from paying dividends on our common stock before we have paid all dividends accrued on our preferred stock, which accruals amounted to $838,182 at December 31, 2016. Investors should be aware, therefore, that the Company intends to re-invest any earnings back into our business for the foreseeable future and that they should have no expectations of receiving any dividends on the common shares they may purchase.

ITEM 2: Description of Properties

We maintain offices for our Kiwibox operations at 330 W. 42nd Street, New York, New York 10036, for approximately 990 square feet. The lease requires minimum monthly rentals of $4,189   plus tenants’ share of utility/cam/property tax charges which average approximately $291 per month.

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

	PTC-BB
	Low/Bid	High/Ask
2014
First Quarter	$0.002	$0.006
Second Quarter	0.002	0.005
Third Quarter	0.002	0.009
Fourth Quarter	0.001	0.004
2015
First Quarter	$0.001	$0.005
Second Quarter	0.001	0.002
Third Quarter	0.001	0.002
Fourth Quarter	0.001	0.001
2016
First Quarter	$0.001	$0.002
Second Quarter	0.000	0.002
Third Quarter	0.001	0.001
Fourth Quarter	0.000	0.001

(b) Shareholders

As of April 14, 2017, there were approximately 356 shareholders of record for the Company’s Common Stock. The number of record holders does not include shareholders whose securities are held in street names.

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

The selected financial information presented below under the captions "Statement of Operations" and "Balance Sheet" for the years ended December 31, 2012 through 2016 is derived from the financial statements of the Company and should be read in conjunction with the financial statements and notes thereto.

The financial data are those of Kiwibox.Com, Inc. including the operations of Kwick through December 18, 2013, the date Kwick was deconsolidated. All inter-company accounts and transactions have been eliminated in consolidation through December 18, 2013.

Balance Sheet

	December 31,
	2016	2015	2014 (Restated)	2013	2012
Total assets	$315,414	$295,991	$279,294	$157,366	$6,877,123
Current liabilities	40,483,117	35,531,047	31,032,178	26,017,383	25,910,042
Long-term debt	—	—	—	—	—
Working capital	(40,184,035)	(35,250,109)	(30,775,658)	(25,887,308)	(25,475,653)
Stockholders’ equity (impairment)	$(40,167,703)	(35,235,056)	$(30,752,884)	(25,860,017)	(19,032,919)

Statement of Operations

	For the Year Ended December 31,
	2016	2015	2014 (Restated)	2013	2012
Total revenues	$11,817	$23,752	$36,755	$934,219	$1,469,705
Operating loss	(1,262,823)	(1,132,351)	(1,361,426)	(7,404,934)	(1,671,156)
Net loss	(4,885,943)	(4,443,790)	(4,841,604)	(6,953,532)	(14,010,332)
Net loss after dividends on Preferred Shares on preferred shares	(4,937,206)	(4,485,053)	(4,892,867)	(7,004,795)	(14,061,595)
Net loss per common share	$(0.007)	$(0.006)	$(0.007)	$(0.01)	$(0.022)
Number of shares used in computing per share data	688,093,060	684,127,033	683,693,060	680,961,142	650,715,901

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

The Kiwibox Network is focusing on the fast-growing mobile usage phenomenon, being online with friends’ all the time and everywhere. At present, more than 960,000 company Apps are installed worldwide.

During the third quarter of 2016 we focused further on mobile development and released an additional Mobile App for the Android 6 and 7 Platform- the Kiwibox Go! App.

New Kiwibox “Meet and Date” App

In addition to our free platform, Kiwibox introduced, and is to release; a membership based flirting /dating platform in the next few months. This development is in the last steps. We are also integrating useful features for our users, like a regional based database for jobs and apartments.

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

The operating expenses, not including stock-based compensation, remained at a level of approximately $106,000 per month. We are currently receiving funding at these levels from existing investors (see sections “Loans and Notes Payable”).

Results of Operations for the Twelve Months Ended December 31, 2016 Compared to the Twelve Months Ended December 31, 2015

Our website presence is not yet supported by a volume of active members-users that would provide a basis for significant growth in advertising revenues. For the year ended December 31, 2016, total revenues amounted to $11,817 compared to $23,752 in 2015.

Gross Profit amounted to $4,467 after considering $7,350 costs of revenue. After deducting selling, general and administrative expenses of $1,265,010 compared to the $1,137,704 recorded in 2015, the Company realized an operating loss of $1,262,823 compared to an operating loss of $1,132,351 in 2015. Development costs went up because of new app/dating app development and a lot of changes on the site to make it simpler. The services for outsourced support went up because we got more international customers (based on geo based services) and problems with spammers they had to filter away. Also, we decreased the operating activity in NYC and are more focusing on global and viral activity. Because of more members, we have more technical overhead on the server and frontend (different markets), because these countries try to flood our platform with spam. Therefore, more automatic filters have been developed.

The major item included in non-operating income and expenses was a charge of $2,419,744 accounting for the intrinsic value of the beneficial conversion feature associated with convertible debt. We also had a gain of $126,630 in connection with changes in the valuation of derivative liabilities, In 2015, included in non-operating income and expenses was a charge of $2,392,694 accounting for the intrinsic value of the beneficial conversion feature associated with convertible debt and a gain of $278,741 in connection with changes in the valuation of derivative liabilities. In 2016, the year concluded with a net loss of $4,885,943. After accounting for dividends accrued on outstanding preferred stock which totaled $51,263 the net loss applicable to common shareholders was $4,937,206 or $0.007 per share, compared to a loss of $4,485,053 or $0.006 per share for the previous year.

Liquidity and Capital Resources

We have financed our business with new debt and equity capital since our cash flow is insufficient to provide the working capital necessary to fund our parent operations. In addition, we received $1,323,319 from short-term loans for continuing operations. We have an urgent need for working capital to fund our operations. If we are unable to immediately receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $40,184,035 at December 31, 2016, as compared to $35,250,110 at December 31, 2015. Stockholders’ equity showed an impairment of $40,167,703 at the end of the year, compared to an impairment of $35,235,057 at the beginning of the year. The cash flows used by operations totaled $(1,299,291) and was brought about primarily due to operating losses. We have $0 of bank indebtedness at December 31, 2016. Our other indebtedness, excluding the other current liabilities described below, consisted of certain notes and loans aggregating $14,1550,548, derivative conversion liabilities of $18,889,495 and advances from related parties of $111,215. The position “Obligations to be settled in stock” of $289,197 includes $143,198 for common shares and options accrued for certain officers and directors pursuant to their respective employment and remuneration agreements, and $146,000 for stock and warrants due under consulting agreements. Current liabilities also include $838,182 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

During our evaluation of disclosure controls and procedures as of December 31, 2016, conducted as part of the Company’s annual audit and preparation of our annual financial statements, several deficiencies were identified which viewed in the aggregate, represent a material weakness.  As a result of this material weakness, described more fully below, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were ineffective.

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

 A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Based on management’s assessment over financial reporting, management believes as of December 31, 2016, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the consolidated financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2016 and 2015, in conformity with generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

Other than described above, there have been no changes in the Company’s internal control over financial reporting during the most recently completed fiscal year ended December 31, 2016, that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B: OTHER INFORMATION

None.

PART III

ITEM 10: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The names of all directors and executive officers of the Company are as follows:

Name	Positions	Term Served (Expires)
Andre Scholz	Director	May 13, 2009 to present
	President, Chief Executive Officer	August 1, 2010 to present
	Chief Technology Officer	May 13, 2009 to present
	Chief Financial Officer	May 31, 2015 to present

Joseph J. Tomasek	Director	February 11, 1999 to July 31, 2016

Craig S. Cody	Chief Financial Officer	May 1, 2010 to May 31, 2015

Andre Scholz, Age 39 – Director, Chief Technology Officer, and Chief Financial Officer. Andre Scholz has more than 18 years business experience in Internet, telecommunication technology and IT security. He holds an advanced degree from the University of Stuttgart and Konstanz in electronic engineering. Mr. Scholz is a consultant and well known technical expert for numerous social networks, communities and high-traffic sites, active around the world. He brings a wealth of social network and internet knowledge to Kiwibox. Mr. Scholz was co-founder of various internet exchange points and manages them until now. Since 1996 he is Managing Director of a carrier and Internet Service Provider in Stuttgart, Germany and since 2002 he is CEO of the Interscholz company group, Leonberg, Germany, which places private investments in and is managing and operating various companies.

Craig S. Cody, Age 54 – Chief Financial Officer. Effective as of May 4, 2010, Registrant promoted Craig S. Cody to serve as its Chief Financial Officer. Mr. Cody, a licensed Certified Public Accountant, had previously served as the Comptroller for the Registrant. In addition to managing an independent accounting and financial services business in New York for a diverse group of clients, he brings extensive management experience derived in the public sector. Mr. Cody holds a B.S. Degree in Accounting from the State University of New York. Effective May 31, 2015

Craig S. Cody, the chief financial officer, resigned and the CEO Andre Scholz took over the position as chief financial officer while the comptroller that was assisting the previous part time chief financial officer assumed the day to day transactional activity.

Joseph J. Tomasek, Age 69 - Director. Mr. Tomasek was appointed a director in February 2000. Mr. Tomasek also serves as our General Counsel and coordinates our legal affairs in such role. In addition to serving in these Company positions, Mr. Tomasek represents U.S. and international clients in corporate and securities law matters. Mr. Tomasek received his Juris Doctor and Bachelor of Arts Degrees from Seton Hall University and a Certificate d'Etudes in European Studies from the University of Strasbourg, France. Mr. Tomasek is a member of the Bars of the States of New Jersey, and New York. Effective July 31, 2016, Mr. Tomasek resigned from his position as a director. Mr. Tomasek’s resignation was not the result of any disagreement with the company in relation to any of the company’s operations, policies or practices.

Family Relationships

There are no family relationships between any of the directors or executive officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company knows of no person, who at any time during the period from the date at which it filed its annual report on Form 10-K for the year ended December 31, 2016 to the present, was a director, officer, beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a), except for the annual statements of beneficial ownership of securities on Form 5 for the officers and directors of the Company which were filed late.

ITEM 11: EXECUTIVE COMPENSATION

2016 SUMMARY COMPENSATION TABLE

The following table sets forth certain compensation information for: (i) the person who served as the Chief Executive Officer of the Company during the year ended December 31, 2016, regardless of the compensation level, and (ii) each of our other executive officers, serving as an executive officer at any time since 2014, as well as the most highly compensated employees who did not serve as executive officers since 2014. Compensation information is shown for the fiscal years ended December 31, 2016, 2015 and 2014:

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Non-Qualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($)
Andre Scholz	2016	220,000	1,520	1,200	—	—	—	—	222,720
Chief Executive	2015	220,000	568	1,320	—	—	—	—	221,888
Officer, President,	2014	220,000	—	5,400	—	—	—	—	225,400
Director

Joseph J. Tomasek,	2016	5,913	760	—	4,950	—	—	18000	29,623
Esq., Director and	2015	12,375	284	—	11,880	—	—	36000	60,539
General Legal Counsel	2014	13,500	—	—	11,880	—	—	34288	59,668

Craig S Cody	2016	—	—	—	—	—	—	—	—
Chief Financial Officer	2015	12,500	284	—	—	—	—	15030	27,814
	2014	74,500	—	—	—	—	—	3500	78,000

All executive officers and named significant employees and directors as a group	2016	225,913	2,280	1,200	4,950	—	—	18000	252,343
	2015	244,875	1,136	1,320	11,880	—	—	51030	310,241
	2014	308,000	—	5,400	11,880	—	—	37788	363,068

Andre Scholz 2016-2014: Andre Scholz joined the Company in May 2009, as our Chief Technology Officer and as a director. On August 1, 2010 Mr. Scholz took over as President and Chief Executive Officer. Effective May 31, 2015 Craig S. Cody, the chief financial officer, resigned and Andre Scholz took over the position as chief financial officer. During 2016, we paid Mr. Scholz $220,000 as salary. He also has accrued 1,200,000 common shares, earning 100,000 common shares every month. These shares were accrued for and valued at $1,200. These shares had not been issued at December 31, 2016. During 2015, we paid Mr. Scholz $220,000 as salary. He also has accrued 1,200,000 common shares, earning 100,000 common shares every month. These shares were accrued for and valued at $1,320. These shares were issued on March 2, 2016. During 2014, we paid Mr. Scholtz $220,000 as salary. He also has accrued 1,200,000 common shares, earning 100,000 common shares every month. These shares were for and valued at $5,400. These shares were issued in October 2015. He also had accrued 500,000 common shares as a signing bonus and has been earning 100,000 common shares every month, beginning with May 15, 2009.

The terms of his consulting /employment agreement are included in our filing on Form 8-K of May 22, 2009 which is incorporated herein by reference to that filing. On November 1, 2016, the terms of his consulting agreement were extended through December 31, 2017. On December 1, 2015, the terms of his consulting agreement were extended through December 31, 2016. On November 21, 2014, the terms of his consulting agreement were extended through December 31, 2015. On January 1, 2014, the terms of his consulting agreement were extended through December 31, 2014, with no changes to the terms. In December 2013, the terms of his contract were updated to $220,000 annually.

Joseph J. Tomasek July 1, 2016-2014: During fiscal years 2016, 2015, and 2014, the Company incurred or paid in total $29,263, $60,539, and $59,668, respectively, to Mr. Tomasek for legal services rendered to the Company. Included in the totals that the company incurred or paid to Mr. Tomasek for each respective year are options for restricted shares. In 2016 Mr. Tomasek earned options for 500,000 restricted shares, valued at $4,950 pursuant to the Black-Scholes valuation formula. In 2015 Mr. Tomasek earned options for 1,200,000 restricted shares, valued at $11,880 pursuant to the Black-Scholes valuation formula. In 2014 Mr. Tomasek earned options for 1,200,000 restricted shares, valued at $11,880 pursuant to the Black-Scholes valuation formula. These options are earned at the rate of 100,000 options per month, beginning with April 2009.

Craig S Cody May 31, 2015- 2014: During the year 2015, Mr. Cody earned $27,814. During the year 2014, Mr. Cody earned $78,000.

Stock Options:

No stock options were granted during 2014, 2015 or 2016 pursuant to the Company’s 1997 Stock Option Plan and 2000 Stock Incentive Plan, to any executive officers, directors, employees or to any beneficial owners of more than 10 percent of any class of equity securities of the Company. In addition, there were no stock options or warrants exercised by any officer, director, employee or any beneficial owners of more than 10 percent of any class of equity securities of the Company during 2014, 2015 or 2016.

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

Options Granted Outside of Stock Option Plans:

During 2016, one director who also serves as the Company’s general counsel earned 500,000 five-year stock options, exercisable at $0.05 per common share.

Outstanding Equity Awards at Fiscal Year-End Table

The following table provides certain information regarding unexercised options to purchase common stock, stock options that have not vested, and equity-incentive plan awards outstanding at December 31, 2016, for each of the persons covered under our Summary Compensation Table.

Name and Principal Position	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Equity Incentive Plan Awards No. of Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date	No. of Shares or Units of Stock that have not vested	Market Value of Shares or Units of Stock that have not vested	Equity Incentive Awards, Shares, Units Or other Rights that have not vested	Equity Incentive Plan Awards: Market or Payout value of Unearned Shares,Units or other rights that have not vested
Joseph J. Tomasek, former Director and General Legal Counsel	3,800,000	—	—	$0.05	03/31/17 to 3/31/20	—	—	—	—

Option Exercises and Stock Vested Table: None

Pension Benefits Table: None

Nonqualified Deferred Compensation Table: None

Option Exercises and Stock Vested Table: None

Pension Benefits Table: None

Nonqualified Deferred Compensation Table: None

Pre-requisites Table: None

Compensation of Directors:

We did not pay any compensation to any of our directors for services rendered as directors during fiscal years 2016, 2015 and 2014

During 2016, 2015 and 2014, one outside director of the Company who also serves as the Company’s general and securities counsel, incurred or was paid an aggregate of $29,623, $60,539 and $59,668 respectively, for legal services.

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

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information known to us with respect to the beneficial ownership of Common Stock held of record as of December 31, 2016, by (1) all persons who are owners of 5% or more of our Common Stock, (2) each of our named executive officers (see “Summary Compensation Table”), (3) each director, and (4) all of our executive officers and directors as a group. Each of the stockholders can be reached at our principal executive offices located at 330 West42nd Street, Suite 3210, New York, New York 10036.

Title of Class*	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Directors and Executive Officers: Common Stock
	Andre Scholz Pres./CEO/Director/CFO	10,800,000	(2)	1.57%
	Joseph Tomasek Director	9,930,500	(3)	1.44%
	All Directors and Officers as a Group:	20,730,500		3.01%

Beneficial owners of more than 5% of Common Stock (exclusive of officers and directors):
	Discovery Advisory Company c/o Horymor Trust Corp. Ltd. 50 Shirley Street / P.O. Box N-341 Nassau	68,780,457	(4)	9.99%
	Cambridge Services Inc. c/o TSZ Treuhandgesellschaft Sauter & Co. Suedstr. 11, CH-034 Zurich, Switzerland	68,780,457	(5)	9.99%
	Markus Winkler 330 West 42nd New York, NY 10036	68,780,457	(6)	9.99%

 * The Company also has issued and outstanding as of December 31, 2016, 85,890 shares of its Senior Convertible Preferred Stock, with concentrations in excess of 10% for one or more of the holders of such stock, however, none of such shares bear any voting rights.

(1)

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of Common Stock which such person has the right to acquire within 60 days of March 1, 2017. For purposes of computing the percentage of outstanding shares of Common Stock held by each person or group of persons named above, any shares of Common Stock which such person has the right to acquire within such date, whether by exercise of stock options or warrants or conversions of other securities, are deemed to be outstanding and to be beneficially owned by the person holding such option, warrant or convertible security for purposes of computing such person’s percentage ownership but are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Except as indicated in the footnote to this table and pursuant to applicable community property laws, the Company believes based on information supplied by such persons, that the persons named in this table have sole voting and investment power with respect to all shares of Common Stock which they beneficially own.

(2)	Consists of 9,600,000 shares outstanding, 1,200,000 shares accrued but not yet issued
(3)	Includes 3,800,000 stock options.
(4)	Includes 33,300,937 shares issuable upon conversion of convertible debt. Karen Buehler has investment and voting control of Discover Advisory Company.
(5)	Includes 37,171,829 shares issuable upon conversion of convertible debt. Victor Sauter has investment control of Cambridge Services Inc.
(6)	Includes 2,300,937 shares issuable upon conversion of convertible debt of Kreuzfeld, Ltd. and VGZ (Vermoegenssverwaltungsgesellschaft) both of which Markus Winkler has investment and voting control.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

The Company knows of no person, who at any time during the year ended December 31, 2016, was a director, officer, or beneficial owner of more than ten percent of any class of equity securities of the Company (a "Reporting Person"), that failed to file on a timely basis any reports required to be furnished pursuant to Section 16(a).

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2016 and 2015 one outside director of the Company who also serves as the Company’s general and securities counsel, incurred an aggregate $24,673  and $48,659, respectively, for each period for legal services. The director also received 100,000 common stock options per month during the first five months for the year ended December 31, 2016, valued at $4,950. Effective July 31, 2016 Mr. Tomasek resigned from his position as a director. Mr. Tomasek’s resignation was not the result of any disagreement with the company in relation to any of the company’s operations, policies or practices. As part of Mr. Tomasek’s resignation as a director, he cancelled his rights to continue to receive common stock options effective June 1, 2016.

The director also received 100,000 common stock options per month during the year ended December 31, 2015, valued at $11,880. The balance due to this director at December 31, 2016 and 2015 was $583 and $10,552, respectively.

For the year ended December 31, 2016 and 2015 we incurred an aggregate $494,711  and $343,293, respectively, to companies controlled by the Chief Executive Officer of the Company, for website hosting, website development and technical advisory services, server farm installations and IT equipment purchases. The officer also earned 100,000 common shares per month during the year ended December 31, 2016 under a consulting agreement, valued at $1,200.During 2016, the officer received $220,000 for prepaid consulting fees towards 2017 under terms of a consulting agreement; the agreement calls for the total payment of $220,000 to be payable in advance and as soon as practicable. During 2015, the officer received $220,000 in December 2015 for prepaid consulting fees towards 2016 under the terms of a consulting agreement. The balance due to this officer and/or his affiliated companies at December 31, 2016 and 2015 was $91,335 and $72,876, respectively . The balance due from Kwick at December 31, 2016 and 2015 was $63,715 and $51,898, respectively, from sales to the affiliate and is shown on the balance sheet as Accounts receivable - affiliate. The balance due to Kwick at December 31, 2016 and 2015 was $19,030 and $21,524, respectively, and is included in the balance sheet as Due To Related Parties (see Note 27 to the Financial Statements).

During 2016 and 2015, approximately 10% of the Company’s voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, Ltd., Vermoegensverwaltungs-Gesellschaft Zurich Ltd. (VGZ) of Switzerland, and Marcus Winkler. Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, Ltd., VGZ and Marcus Winkler are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2015 and 2016. On November 25,2016 $340,000 of a demand note owed to Marcus Winkler was converted to a class A senior convertible revolving promissory note, to be computed on the outstanding principal balance at the rate of 10% per annum, due and payable on demand.

During the year ended December 31, 2016, Discovery Advisory Company advanced an additional $475,000, Kreuzfeld, Ltd advanced $550,000 and Mr. Winkler advanced $220,000. During the year ended December 31, 2015, Discovery Advisory Company advanced an additional $745,000 and Kreuzfeld, Ltd advanced $415,000 At December 31, 2016, $4,926,722 and $3,080,060 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $4,599,959, $771,958 and $638,320 owed to Kreuzfeld, Ltd., VGZ and Mr. Winkler, respectively.

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

Rosenberg Rich Baker Berman & Company ("Rosenberg") billed us in the aggregate amount of $40,000 and $35,000 for professional services rendered for their audit of our annual financial statements and their reviews of the financial statements included in our Forms 10-K and 10-Q for the years ended December 31, 2016, and December 31, 2015, respectively.

AUDIT-RELATED FEES

Rosenberg did not bill us for, nor perform professional services rendered for assurance and related services that were reasonably related to the performance of audit or review of the Company's financial statements for the fiscal years ended December 31, 2016, and December 31, 2015.

TAX FEES

Rosenberg billed us in the aggregate amount of $0, and $0 for professional services rendered for tax related services for the fiscal years ended December 31, 2016 and December 31, 2015, respectively.

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

(b) Reports on Form 8-K

During the first quarter in 2017, the Company has not filed reports on Form 8-K:

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

KIWIBOX.COM, INC.

Dated: April 14, 2017	By:	/s/ Andre Scholz
Andre Scholz
President and Chief Executive Officer (Principal Executive Officer), Director, Secretary, Chief Financial Officer (Principal Financial Officer)

In accordance with the requirements of the Securities Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

KIWIBOX.COM, INC.

Dated: April 14, 2017	By:	/s/ Andre Scholz
Andre Scholz
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

10.29*Amendment No. 4 to Agreement and Plan of Reorganization, dated as of December 3, 2007.

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

31.01A.   Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 14, 2017.

31.02A.   Certification of Acting Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated April 14, 2017.

32.01A.   Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated  April 14, 2017.

32.02A.   Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated  April 14, 2017.

* Documents filed as exhibits to Registrant’s current reports, quarterly reports, annual reports and registration statements and amendments thereto with the U.S. Securities and Exchange Commission.

OTHER DOCUMENTS INCORPORATED HEREIN BY REFERENCE

(a) The Company’s Quarterly Reports on Form 10-Q for the periods ended March 31, 2016, June 30, 2016, and September 30, 2016.

(b) All other reports filed by the Company pursuant to Section 13(a) or 15(d) of the Exchange Act since the Company’s fiscal year ended December 31, 2010

Kiwibox.Com, Inc.

 Financial Statements

 December 31, 2016 and 2015

Kiwibox.Com, Inc.

Index to the Financial Statements

December 31, 2016 and 2015

26

RRBB
ACCOUNTANTS + ADVISORS
www.rrbb.com
ROSENBERG RICH BAKER BERMAN & COMPANY
265 Davidson Avenue, Suite 210 • Somerset, NJ 08873-4120 • PHONE 908-231-1000 • FAX 908-231-6894
111 Dunnell Road, Suite 100 • Maplewood, NJ 07040 • PHONE 973-763-6363 • FAX 973-763-4430

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Kiwibox.com, Inc.

We have audited the accompanying balance sheets of Kiwibox.com, Inc. as of December 31, 2016 and 2015, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2016. Kiwibox.com, Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Kiwibox.com, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

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

Rosenberg Rich Baker Berman & Company

Somerset, New Jersey
April 17, 2017

Kiwibox.Com, Inc.

Balance Sheets

	December 31, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$15,185	$—
Accounts receivable - affiliate, net of allowance for Doubtful accounts of $0	63,715	51,898
Prepaid expenses and other current assets	220,182	229,038
Total Current Assets	299,082	280,936
Property and equipment, net of accumulated Depreciation of $116,530 and $114,224	4,325	3,046
Website development costs, net of accumulated Amortization of $254,264 and $254,264	—	—
Other assets	12,007	12,007
Total Assets	315,414	295,989

Liabilities and Stockholders’ Equity (Impairment)
Current Liabilities
Accounts payable	274,750	284,912
Accrued expenses	5,929,729	4,634,763
Due to related parties	111,215	116,474
Obligations to be settled in stock	289,198	284,368
Dividends payable	838,182	786,919
Loans and notes payable - other	100,000	100,000
Loans and notes payable – related parties	—	340,000
Convertible notes payable – related parties	14,017,019	12,353,700
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion feature –related parties	18,889,495	16,596,381
Total Current Liabilities	40,483,117	35,531,046

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized; 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized; issued and outstanding 688,493,060 and 686,093,060 shares respectively.	68,847	68,607
Additional paid-in capital	52,733,065	52,728,745
Accumulated deficit	(92,969,701)	(88,032,495)
Total Stockholders’ Equity (Impairment)	(40,167,703)	(35,235,057)
Total Liabilities and Equity (Impairment)	$315,414	$295,989

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc.

Statements of Operations

	Year Ended December 31,
	2016	2015
Net Sales
Advertising - affiliate	11,817	23,752
Total Net Sales	11,817	23,752
Cost of Goods Sold
Website hosting expenses	7,950	18,399
Total Cost of Goods Sold	7,950	18,399
Gross Profit	3,867	5,353
Selling expenses	630,393	442,182
Stock-based compensation	2,280	1,704
General and administrative expenses	634,017	693,818
Loss From Operations	(1,262,823)	(1,132,351)
Other Income (Expense)
Miscellaneous income (expense)	(960)	4,224
Gain/(Loss) on foreign currency exchange	—	14,054
Interest expense	(1,329,046)	(1,205,764)
Interest expense-derivative conversion features	(2,419,744)	(2,392,694)
Change in fair value – derivative liabilities	126,630	278,741
Total Other Income (Expense)	(3,623,120)	(3,301,439)
Loss Before Benefit (Provision) for Income Taxes	(4,885,943)	(4,433,790)
Benefit (Provision) for Income Taxes	—	—
Net Loss	(4,885,943)	(4,433,790)
Dividends on Preferred Shares	(51,263)	(51,263)
Net Loss Applicable to Common Shareholders, basic and diluted	(4,937,206)	(4,485,053)
Net Loss Per Common Share, basic and diluted	(0.007)	(0.006)
Weighted Average of Common Shares Outstanding	688,093,060	684,127,033

The accompanying notes are an integral part of the financial statements

Kiwibox.Com, Inc.

Statement of Stockholders’ Equity (Deficit)

Year Ended December 31, 2015

	Convertible Preferred Shares		Cumulative Preferred Shares		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances, January 1, 2015	85,890	$86	1	$—	683,693,060	68,367	52,726,105	(83,547,442)	(30,752,884)
Shares issued for services	—	—	—		1,200,000	120	1,320		1,440
Settlements of obligation to be settled in stock	—	—	—	—	1,200,000	120	1,320	—	1,440
Dividends on conv. preferred stock	—	—	—	—	—	—	—	(51,263)	(51,263)
Net loss, year ended December 31, 2015								(4,433,790)	(4,433,790)
Balances, December 31, 2015	85,890	$86	1	$—	686,093,060	$68,607	52,728,745	(88,032,495)	$(35,235,057)

The accompanying notes are an integral part of the financial statements

Kiwibox.Com, Inc.

Statement of Stockholders’ Equity (Deficit)

Year Ended December 31, 2016

	Convertible Preferred Shares		Cumulative Preferred Shares		Common Stock
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balances, January 1, 2015	85,890	$86	1	$—	686,093,060	68,607	52,728,745	(88,032,495)	(35,235,057)
Dividends on conv. preferred stock	—	—	—	—				(51,263)	(51,263)
Settlements of obligation to be settled in stock					1,200,000	120	2,160		2,280
Stock issued for services					1,200,000	120	2,160		2,280
Net loss, year ended December 31, 2016								(4,885,943)	(4,885,943)
Balances, December 31, 2016	85,890	$86	1	$—	688,493,060	$68,847	$52,733,065	(92,969,701)	(40,167,703)

The accompanying notes are an int of the financial statements.

Kiwibox.Com, Inc.

Statements of Cash Flows

	Year Ended December 31,
	2016	2015
Cash Flows From Operating Activities
Net Loss	$(4,885,943)	$(4,443,790)
Adjustments to Reconcile Net Loss to Net Cash Used in Operations:
Depreciation and amortization	2,305	3,642
Stock-based compensation	2,280	1,704 1, -
(Gain)/Loss on debt extinguishment	960	(4,224)
Intrinsic value of beneficial conversion feature	2,419,744	2,392,694
Change in fair value – conversion features	(126,630)	(278,741)
Changes in operating assets and liabilities:
Accounts receivable - affiliates	(11,817)	(23,752)
Prepaid expenses	8,856	(963)
Obligations to be settled in stock	6,150	13,200
Accounts payable	(10,162)	26,965
Accrued expenses	1,294,966	1,225,899
Net Cash Used by Operating Activities	(1,299,291)	(1,077,366)
Cash Flows From Investing Activities
Cash refund– other assets	—	5,796
Purchases of property and equipment	(3,584)	(1,717)
Net Cash Used by Investing Activities	(3,584)	4,079
Cash Flows From Financing Activities
Proceeds from convertible notes payable	1,323,319	1,160,000
Net proceeds from (repayments to) related parties	(5,259)	(87,012)
Net Cash Provided by Financing Activities	1,318,060	1,072,988

Net Increase (Decrease) in Cash	15,185	(299)

Cash at beginning of period	—	299
Cash at end of period	$15,185	—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes Paid	$606	$300

The accompanying notes are an integral part of the financial statements.

F-6

Kiwibox.Com, Inc.

Statements of Cash Flows

Year Ended December 31, 2016

NON-CASH INVESTING AND FINANCING ACTIVITIES:

Year Ended December 31, 2016
Settlement of obligations with common stock	$2,280
Year to date dividend accruals	$51,263

Year Ended December 31, 2015
Settlement of obligations with common stock	$2,880
Year to date dividend accruals	$51,263

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

On August 16, 2007, the Company acquired all outstanding shares of Kiwibox Media, Inc.

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $7,200 and $5,500 for the years ended December 31, 2016 and 2015, respectively.

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

Fair Value Measurements

The Company adopted the provisions of ASC 820, Fair Value Measurements and Disclosures, which is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Under ASC 820, a framework was established for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. The Company accounted for certain convertible debentures modified in the years ended December 31, 2016 and 2015 as derivative liabilities required to be bifurcated from the host contract in accordance with ASC 815-40, Contracts in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares (see Note 13).

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

No costs were capitalized for web-site development work during the years ended December 31, 2016 and 2015.

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

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 151,522,257 common shares at December 31, 2016, comprised of 4,000,000 shares issuable upon exercise of stock purchase warrants, 3,800,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 142,992,720 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest, is presently convertible at the option of four holders at a conversion price of 50% of the ten-day trailing market price and one holder at a fixed conversion price of $0.001. The total principal due under these notes of $14,017,019 would yield in excess of 27 billion shares if fully converted, however, the respective notes, all of which were issued to these four investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%.  At the end of the year, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

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

2. GOING CONCERN

The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. Our revenues during the foreseeable future are insufficient to finance our business and we are entirely dependent on the willingness of existing investors to continue supporting the Company with working capital loans and equity investments, and our ability to find new investors should the financial support from existing investors prove to be insufficient. If we were unable to obtain a steady flow of new debt or equity-based working capital we would be forced to cease operations. Management has concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern through April 17, 2018. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance and our operations will not provide sufficient capital to continue operations through 2017. Management’s plans are to continue seeking equity and debt capital until cash flow from operations cover funding needs. We cannot assure you that financing will be available on favorable terms or at all.

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in these accounts may, at times, exceed the federally insured limits. At December 31, 2016, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. PREPAID EXPENSES

Prepaid expenses consist of the following at:

	December 31, 2016	December 31, 2015
Rent	$-	$-
Business insurance	182	9,040
Consulting	220,000	220,000
Other	—	—
	220,182	229,040

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	December 31, 2016	December 31, 2015
Furniture	$15,040	$15,040
Leasehold Improvements	24,130	24,130
Office Equipment	81,685	78,101
	120,855	117,271
Less accumulated depreciation	116,530	114,225
Total	$4,325	$3,046

Depreciation expense charged to operations was $2,305 and $3,642 for the years ended December 31, 2016 and 2015, respectively.

6. INTANGIBLE ASSETS

Intangible assets consisted of software for website development costs is as follows:

	December 31, 2016	December 31, 2015
Website development costs	$254,264	$254,264
Less accumulated amortization	254,264	254,264
Total	$0	$0

Amortization expense for the years ended December 31, 2016 and 2015 was $0 and $0, respectively.

7. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

On December 10, 2013, the company signed an equity purchase agreement with Marcus Winkler to sell to him eighty (80%) percent of the equity of its German subsidiary, Kwick. Pursuant to the terms of the agreement, the purchaser paid 36,000 Euros as the purchase price and the company was required to obtain shareholder approval of the sale as required under applicable Delaware Law. The majority shareholder approval was obtained on December 18, 2013. In addition, the Company and Mr. Winkler signed a Lock-Up and Standstill Agreement pursuant to the general terms of which the Company agreed not to participate in the management, operations or finances of Kwick, which shall be exclusively managed and under control of the purchaser. Accordingly, the Company’s minority ownership position shall be subject, in all respects, to the exclusive control of the purchaser. Mr. Winkler also has investment and voting control over Kreuzfeld Ltd., a major creditor of the company, which holds a Class AA convertible promissory note with an outstanding balance (including accrued interest) of $6,473,665 as of December 31, 2016. Mr. Winkler also personally holds a class AA convertible promissory note which was converted to a class A senior convertible revolving promissory note on November 25, 2016 with an outstanding balance (including accrued interest) of $306,045 on December 31, 2016. On June 22, 2015, a Class A Senior Revolving Promissory Note with a principal amount of $340,000 was assigned from Ulrich Schuerch to Mr. Winkler. On November 25, 2016, this note was converted to a class A senior convertible revolving promissory note (see NOTE 13)

On December 30, 2013 a total of 15% of the remaining 20% of the equity of Kwick was transferred to the Chief Executive Officer of Kwick (the “Kwick CEO”), in consideration for the Kwick CEO pledging to the bank 5,000 Euros as collateral, on behalf of Kiwibox, for bank overdrafts incurred by “Kwick’s” wholly-owned subsidiary Interscholz Beteiligungs GmbH, as general partner (managing partner) for Interscholz Internet Services GmbH & Co KG: as it is the duty of the general partner/managing partner to secure liquidity for the partnership. Since Kiwibox owned 20% of Kwick they were required, under German law, as managing partner of Interscholz Beteiligungs GmbH to secure liquidity for Interscholz Internet Services GmbH & Co KG. Therefore, 15% of Kiwibox’s 20% was given to the Kwick CEO in exchange for the CEO pledging the necessary collateral. In addition to the collateral given by the Kwick CEO, as new 15% shareholder of Kwick, the Kwick CEO also agreed to keep the Interscholz Beteiligungs GmbH business going. This transfer was unanimously approved with written consent of the Board of Directors. Since the fair value of Kiwibox’s interest in Kwick is zero, this transaction had no material impact on the financial statements.

Due to the significant reductions in fair value of this reporting unit that were considered other than temporary, and impairment of the related goodwill, the carrying value of this cost method investment was zero at December 31, 2016 and 2015.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	December 31, 2016	December 31, 2015
Accrued interest	5,772,224	$4,443,178
Accrued payroll, payroll taxes and commissions	25,586	41,541
Accrued professional fees	99,197	114,900
Accrued rent / deferred rental obligation	8,787	11,209
Miscellaneous accruals	23,935	23,935
Total	$5,929,729	$4,634,763

9. OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at

	December 31, 2016	December 31, 2015
Obligation for warrants granted for compensation	$100,000	$100,000
600,000 common shares issuable to a consultant who was a director of the company, for services rendered.	36,000	36,000
1,200,000 (2016) and 1,200,000 (2015) common shares, and 2,900,000 (2015) and 2,900,000 (2014) stock options issuable to two officers of the Company pursuant to their respective employment Agreements	58,057	58,178
8,600,000 (2016) and 8,100,000 (2015) stock options issuable to one director who also serves as the Company’s general counsel	85,140	80,190
1,000,000 warrants granted on the Pixunity.de asset purchase	10,000	10,000
	$289,198	$284,368

10. LOANS PAYABLE

The Company (Formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at December 31, 2016 and 2015:

On December 4, 1996, The company (Formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	75,000
Total	$75,000

11. NOTES PAYABLE

	December 31,	December 31,
	2016	2015
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000
From September 2008 through December 2016 six creditors loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 and April 2011 and August 2012 (see Note 13). On November 25, 2016, the Company issued a Class A Senior Convertible Revolving Promissory Note (“Class A Note”) to Marcus Winkler in the amount of $638,320 consolidating the series of loans (and related accrued interest) made to the company since February 2011 and including all advances made during the current year. Each of these promissory notes are due on demand, and accrue interest at the rate of 10%, per annum. The conversion feature applicable to the other creditors’ notes do not apply to Mr. Winkler’s notes as his notes have a fixed conversion price of $0.001	14,017,019	12,353,700
In January 2011 and again in February 2011, a shareholder loaned the Company $50,000 under a demand note at 10%. In 2010, this shareholder loaned the Company $240,000 under a demand note at 10%. On June 22, 2015 this shareholder assigned all of his right, title and interest in this note to Mr. Marcus Winkler. Mr. Winkler has an investment and voting control over two of the company’s lenders. As of November 25, 2016 this $340,000 note is now part of convertible notes	—	340,000
Total	$14,042,019	$12,718,700

12. LONG-TERM DEBT

Long-term debt as of December 31, 2016 and 2015 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	$33,529
Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$—

13. DERIVATIVE CONVERSION FEATURES

On July 27, 2010, the Company issued two Class A Senior Convertible Revolving Promissory Notes (“Class A Notes”), one to Cambridge Services, Inc., in the principal amount of $683,996, consolidating the series of loans (and related accrued interest) made to the Company since June 26, 2009, and one to Discover Advisory Company, in the principal amount of $1,160,984, consolidating the series of loans (and related accrued interest) made to the Company since September 19, 2008 and including advances through September 30, 2010. On November 25, 2016, the Company issued a Class A Senior Convertible Revolving Promissory Note (“Class A Note”) to Marcus Winkler in the amount of $638,320 consolidating the series of loans (and related accrued interest) made to the company since February 2011 and including all advances made during the current year. Each of these promissory notes are due on demand, accrue interest at the rate of 10%, per annum. All promissory notes contain conversion caps, limiting conversions under these notes to a maximum beneficial ownership position of Company common stock to 9.99% for each lender. Each of these notes contains Company covenants, requiring the lenders’ prior written consent in order for the Company to merge, issue any common or preferred stock or any convertible debt instruments, declare a stock split or dividends, increase any compensation to its officers or directors by more than five (5%) during any calendar year. During the years ended December 31, 2016 and 2015, there were no note conversions.

The Company renegotiated certain outstanding promissory notes with its four major creditors, Discover Advisory Company of the Bahamas (“DAC”), Kreuzfeld Ltd. of Switzerland (“Kreuzfeld”), Cambridge Services, Inc. of Panama (“CSI”) and Vermoegensverwaltungs-Gesellschaft Zurich LTD of Switzerland (“VGZ”). As of August 1, 2012, the Company authorized the issue of a new series of corporate notes, the Class AA Senior Secured Convertible Revolving Promissory Notes, dated as of August 1, 2012 (the New Note(s)”) and issued New Notes: (1) to DAC, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated July 27, 2010, in the original principal amount of $1,080,984, now cancelled, which has an outstanding balance due (including accrued interest) of $6,860,911 as of December 31, 2016; (2) to Kreuzfeld, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 16, 2011, in the original principal amount of $2,000,000, now cancelled, which has an outstanding balance due (including accrued interest) of $6,473,665 as of December 31, 2016; (3) to CSI, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated August 1, 2011, in the original principal amount of $1,303,996, now cancelled, with an outstanding balance due (including accrued interest) of $4,347,340 as of December 31, 2016, and; (4) to VGZ, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 30, 2010, in the original principal amount of $2,000,000, now cancelled, with an outstanding balance due (including accrued interest) of $1,186,746 as of December 31, 2016. The Company also converted a private loan and a demand note with Mr. Winkler into a Class AA Senior Convertible Revolving Promissory, dated November 25, 2016 , with an outstanding balance due (including accrued interest) of $854,557. All of the New Notes accrue interest at the rate of 10%, are convertible into common shares at the conversion rate equal to 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001, and are due on demand. The above conversation feature does not apply to Mr. Winkler’s notes as his notes have a fixed conversion price of $0.001. Pursuant to an Equity and Stock Pledge Agreement, also negotiated and executed as of August 1, 2012, the repayment of the outstanding indebtedness of the New Notes is secured by all of the limited partnership interests of the Company’s partly-owned (now deconsolidated) German subsidiary, KWICK! Community GmbH & Co. KG, a private German limited partnership (“KG”), and all of its shares of the sole general partner of KG, KWICK! Community Beteiligungs GmbH.

The Company accounted for the conversion features underlying these convertible debentures in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of the new advances under these debentures under these terms at the relevant commitment dates to be $2,419,744 and $2,392,694 for the years ending December 31, 2016 and 2015 respectively utilizing a Black-Scholes valuation model. The fair value of the derivative conversion features was determined to be $18,889,495 and $16,596,381 at December 31, 2016 and 2015 respectively. The change in fair value of the liability for the conversion feature resulted in income of $126,630 and $278,741 for the years ended December 31, 2016 and 2015 respectively, which is included in Other Income (Expense) in the accompanying financial statements.

14. COMMITMENTS AND CONTINGENCIES

We maintain offices for our operations at 330 W. 42th Street, New York, New York 10036, for approximately 990 square feet. This lease requires initial minimum monthly rentals of $3,833 plus tenants’ share of utility/cam/property tax charges which average approximately $291 per month. During 2013 the Company successfully negotiated a 5-year lease, with future minimum rentals as follows:

2017	50,768
2018	47,847

In May 2010, the Company negotiated a lease of an apartment in New York City for the CEO in order to reduce travel costs. In December 2013 the lease was extended through May 31, 2015 at a monthly rate of $2,943. In March of 2015 the lease was again extended to May 31, 2016 at the same terms. In April 2016 the lease was extended through May 31, 2017 at a monthly rate of $3,154.

Our total rent expenses were $86,131 and $88,679 during the year ended December 31, 2016 and 2015, respectively.

The Company is party to a consulting agreement with its Chief Executive Officer for monthly cash compensation of $18,333, or $220,000 per year. This agreement was extended thru December 31, 2017. Payment for the period January 1, 2016 through December 31, 2016 was made on December 1, 2015 in accordance with the terms of the agreement. During 2016, the officer received $220,000 fees towards 2017 under terms of a consulting agreement; the agreement calls for the total payment of $220,000 to be payable in advance and as soon as practicable. There were no changes to the stock compensation portion of any earlier agreement.

In the years ended December 31, 2016 and December 31, 2015 this officer was granted 1,200,000 shares. The value of these shares are $1,200 and $1,320 for December 31, 2016 and December 31, 2015 respectively

15. FAIR VALUE

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

For 2016, the fair value of the embedded conversion liabilities was determined using the Black-Scholes model calculating fair value based on the conversion discount as well as the term and short-term bond rate. During the year ended December 31, 2015 the following assumptions were used: (1) conversion discounts of 50%; (2) a look back period of 10 days (3) bond rates of 0.16% to 0.50% and (4) volatility range of 55% to 441%.

Fluctuation in value is largely based on the change in the daily share price accompanied by the conversion discount. The change in volatility has the greater affect on the conversion liability during each reporting period, as higher volatility levels will yield larger values.

The following table reconciles, for the years ended December 31, 2015 and 2016, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Conversion Liability at January 1, 2015	$14,482,427
Value of beneficial conversion features of new debentures	2,392,694
Change in value of beneficial conversion features during period	(278,741)

Conversion Liability at December 31, 2015	16,596,380
Value of beneficial conversion features of new debentures	2,419,744
Change in value of beneficial conversion features during period	(126,630)

Conversion Liability at December 31, 2016	$18,889,495

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the recognition of the conversion liability.

16. PREFERRED STOCK

Preferred stock is non-voting, $.001 par value per share with 3,000,000 shares authorized.

Cumulative Preferred Stock has 2,500 shares designated of which 1 share is issued and outstanding. The total Cumulative Preferred Stock at December 31, 2006 is $0 with a liquidation price of $100,000. As of December 31, 2016, there was $9,000 of cumulative preferred dividends in arrears representing $9,000 per cumulative preferred share.

Series A of the Senior Convertible Preferred Stock series which was issued in 2000 has 300,000 shares designated, 22,000 shares issued and outstanding. The total outstanding Series A Senior Convertible Preferred Stock at December 31, 2016 is $22 with a liquidation price of $120,000. The following is a description of the Series A convertible preferred stock:

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

As of December 31, 2016, there were $176,664 Series A Senior Convertible Preferred share dividends accrued and unpaid representing $7.53 per share.

Series B of the Senior Convertible Preferred Stock series which was issued in 2000 has 350,000 shares designated, no shares issued and outstanding. The total outstanding Series B Senior Convertible Preferred Stock at December 31, 2016 is $0. The following is a description of the Series B Senior Convertible Stock:

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

As of December 31, 2016, there were no Series B Senior Convertible Preferred share dividends accrued and unpaid.

Series C of the Senior Convertible Preferred Stock series which was issued in 2000 has 120,000 shares designated. There were no shares of Series C Senior Convertible Preferred Stock outstanding at December 31, 2016. The following is a description of the Series C Senior Convertible Stock:

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

As of December 31, 2016, there were no Series C Senior Convertible Preferred share dividends accrued and unpaid.

Series D of the Senior Convertible Preferred Stock series which was issued in 2000 has 500,000 shares designated, 63,890 shares issued and outstanding. The total outstanding Series D Senior Convertible Preferred Stock at December 31, 2016 is $64 with a liquidation price of $575,010. The following is a description of the Series D Senior Convertible Stock:

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

As of December 31, 2016, there were $652,519 Series D Senior Convertible Preferred share dividends accrued and unpaid representing $9.58  per share.

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

As of December 31, 2016, there were no Series E Senior Convertible Preferred share dividends accrued.

Series G of the Senior Convertible Preferred Stock series which was issued in 2007 has 43,610 shares designated. All such shares were issued and outstanding at December 31, 2008. In February 2009, these shares automatically converted into 17,857,142 common shares, leaving no Series G preferred shares outstanding at December 31, 2016.

(1)	The holders of said shares of Series G Senior Convertible Preferred shall not be entitled to receive dividends.

(2)	The Series G Senior Preferred shall with respect to dividend rights rank junior to all classes and series of Common Stock, Cumulative Preferred Stock, and the Series A, B, C, D, E and F Senior Convertible Preferred Stock and, with respect to liquidation rights rank prior to all classes and series of Common Stock, the Cumulative Preferred Stock, and be on a par with the Series A, B, C, D, E and F Senior Convertible Preferred Stock.

(3)	In the event of any liquidation, dissolution, or winding up of the affairs of the Company, whether voluntary or otherwise, after payment or provision for payment of the debts and other liabilities of the Company, the holders of the Series E Senior Preferred shall be entitled to receive, out of the remaining net assets of the Company, an amount equal to the Stated Value of $11.46526 for each share of Series G Senior Preferred held of record by such holder, payable in cash or in shares of stock, securities or other consideration, the value of which stock, securities or other consideration shall be fixed by the Board of Directors, plus the amount of all dividends in arrears on each such share up to the date fixed for distribution, provided, however, that such remaining net assets are sufficient to cover all the before mentioned payments and also like payments to holders of Series A, B, C, D, E and F Senior Preferred, before any distribution shall be made to the holders of Common Stock or Cumulative Preferred Stock of the Company. In case such remaining net assets are insufficient to cover all such payments to holders of Series A, B, C, D, E and F Senior Preferred, the holders of these series shall receive payments on a pro rata basis.

(4)	The holders of said shares of Series G Senior Preferred shall not be entitled to any voting rights.

(5)	Shares of Series G Senior Preferred which have been issued and reacquired in any manner, including shares purchased or converted into Common Stock exchanged or redeemed, shall be canceled on the books of the Company and shall not be considered outstanding for any purpose.

(6)	No cumulative dividends shall be payable on Series G Senior Preferred.

(7)	Upon the second anniversary of the Agreement and Plan of Reorganization, dated February 19, 2007, all the issued and outstanding shares of Series G Senior Preferred automatically converted into shares of common stock based on the “Market Price”, which was determined by dividing the conversion value of $500,000 by the average sales price of a common share for the twenty successive trading days preceding the second anniversary date of the agreement, subject to a minimum of 10 million common shares. The outstanding 43,610 preferred shares converted into 17,857,142 common shares on February 19, 2009: based on the average sales price for our common shares during the twenty trading days period immediately preceding February 19, 2009, of $.028. Stock certificates for the new common shares would have been issued upon surrender of the original preferred stock certificates.

(8)	In the event that, prior to the conversion of the Series G Senior Preferred Stock by the holder thereof into Common Stock of the company, there shall occur any change in the outstanding shares of Common Stock of the Company by reason of the declaration of stock dividends, or through a re-capitalization resulting from stock splits or combinations, without the receipt by the Company of fair consideration therefore in the form of cash, services or property, the conversion ratio of the Series G Senior Preferred Stock into Common Stock of the Company shall be adjusted such that any holder of Series G Senior Preferred Stock converting such stock into Common Stock subsequent to such change in the outstanding shares of Common Stock of the Company be entitled to receive, upon such conversion, a number of shares of Common Stock of the Company representing the same percentage of common shares outstanding as presented by the shares that he would have received had he converted his Series G Senior Preferred Stock to Common Stock prior to such change in the outstanding shares of Common Stock of the Company.

17. INCOME TAXES

The income tax provision (benefit) is comprised of the following:

	Year Ended December 31,
	2016	2015
State current provision (benefit)	$0	$0
	$0	$0

The Company’s total deferred tax asset and valuation allowance are as follows:

	December 31,
	2016	2015
Total deferred tax asset, noncurrent	$19,000,000	$18,000,000
Less valuation allowance	(19,000,000)	(18,000,000)
Net deferred tax asset, noncurrent	$0	$0

The differences between income tax benefits in the financial statements and the tax benefit computed at the combined state and U.S. Federal statutory rate of 40% are as follows:

	Year Ended December 31,
	2016	2015
Tax benefit	40%	40%
Valuation allowance	(40%)	(40%)
Effective tax rate	—	—

At December 31, 2016, the Company has available approximately $47,800,000 of net operating losses to carry-forward and which may be used to reduce future federal taxable income and expire between December 31, 2016 and 2036.

At December 31, 2016, the Company has available approximately $17,000,000 of net operating losses to carry-forward and which may be used to reduce future state taxable income which expire between December 31, 2016 and 2036.

The Company believes that all of its positions taken in tax filings are more likely than not to be sustained upon examination by tax authorities. The Company is subject to examination by the tax authorities for the period January 1, 2013 and forward.

18. STOCK BASED COMPENSATION

During 2016 and 2015 the Company issued the following securities to officers, directors, and non-employees as part of their compensation.

Andre Scholz (president and Chief Executive Officer and Chief Financial Officer): During 2016 and 2015 earned 1,200,000 restricted shares (100,000 per month) valued at $1,200 and $1,320, respectively, based on the commitment date fair value of the shares granted. 0 and 1,200,000 of these shares were issued in 2017 and 2016, respectively.

Joseph J. Tomasek (Former Director): In each of the years ended December 31, 2016 and 2015 Mr. Tomasek received 100,000 common stock options per month, ending in May 2016, as this outside director is no longer a director of the company effective July 31, 2016 and, as part of his resignation as director, he cancelled his rights to continue to receive options effective June 1, 2016. Therefore, in each of the years ended December 31, 2016 and 2015 Mr. Tomasek earned options for 500,000 restricted shares, valued at $4,950 and, 1,200,000 restricted shares valued at $11,880, respectively. This resignation was not prompted by any disagreement with the company with regard to any of its policies, operations or practices.

At January 1, 2015, we granted 1,200,000 of restricted common stock to five individuals (employees and consultants) valued at $0.0142 per restricted common share, the public market price of the Company’s common shares traded in the over-the-counter market on January 1, 2015. These shares were issued in October 2015.

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

Qualified and Non-Qualified Shares Under Option Pursuant to the 1997 Plan December 31,
	2016	2015
Outstanding, beginning of year	—	—
Granted during the year	—	—
Expired during the year	—	—
Surrendered during the year	—	—
Outstanding, end of year	—	—
Eligible, end of year for exercise	—	—

At December 31, 2016 and 2015, no options were outstanding.

At December 31, 2016, there were 1,000,000 shares reserved for future option grants.

Qualified and Non-Qualified Shares Under Option Pursuant to the 2000 Plan December 31,
	2016	2015
Outstanding, beginning of year	—	—
Granted during the year	—	—
Exercised during the year	—	—
Surrendered during the year	—	—
Expired during the year	—	—
Outstanding, end of year	—	—
Eligible, end of year for exercise	—	—

At December 31, 2016 and 2015, no options were outstanding.

At December 31, 2016, there were 5,000,000 shares reserved for future option grants.

At December 31, 2016 the company has two stock-based employee compensation plans, which are described more fully above. The company accounts for those plans under the recognition and measurement principles of the Financial Accounting Standards Board Accounting Standards Codification (ASC) 718, Compensation-Stock Compensation. The Company has not granted any options under these plans to employees during 2016 or 2015.

The Company also issues options outside of the Stock Incentive Plans which are comprised as follows:

	December 31,
	2016	2015
Outstanding, beginning of year	4,500,000	4,500,000
Granted during the year	500,000	1,200,000
Exercised during the year	—	—
Surrendered or cancelled during the year	—
Expired during the year	(1,200,000)	(1,600,000)
Outstanding, end of year (at $0.05)	3,800,000	4,500,000

Eligible for exercise, end of year (at $0.05)	3,800,000	4,500,000

At December 31, 2016 and 2015 the weighted average exercise price and weighted average remaining contractual life were $0.05 and $0.05 per share, and 1 year 9 months and 2 years 10 months, respectively.

The weighted average exercise price for options granted during the years ended December 31, 2016 and 2015 were $0.05 and $0.05, respectively. The weighted average exercise price for options expired during the years ended December 31, 2016 and 2015 were $0.05 and $0.05, respectively. The weighted average grant date fair value of options granted during the years ended December 31, 2016 and 2015 was $0.05 and $0.05, respectively.

20. WARRANTS

The Company’s warrant activity between January 1, 2015 and December 31, 2016 is as follows:

	December 31,
	2016	2015
Outstanding, beginning of year	6,000,000	12,750,000
Granted during the year	—	—
Exercised during the year	—	—
Surrendered /cancelled during the year	—	—
Expired during the year	(2,000,000)	(6,750,000)
Outstanding, end of year (at prices ranging from $.075 to $.075)	4,000,000	6,000,000

Eligible, end of year (at prices ranging from $.050 to $.075)	4,000,000	6,000,000

At December 31, 2016 and 2015, the weighted average exercise price and weighted average remaining contractual life is $0.08 and $0.06 per share and 9 months and 1 year 4 months, respectively.

21. RELATED PARTY TRANSACTIONS

During the twelve months ended December 31, 2016, the Company sold advertising space on its Kiwibox.com website to Kwick totaling $11,817. The balance due from Kwick at December 31, 2016 for these transactions is $63,715. The Company also has outstanding loans due to Kwick of $19,030 at December 31, 2016. Kwick is majority-owned by Mr. Winkler, who in turn is a related party of the Company (see Note 7).

During the year ended December 31, 2016 and 2015 one outside director of the Company who also serves as the Company’s general and securities counsel, incurred an aggregate $18,000 and $36,000, respectively, for each period for legal services. The director also received 100,000 common stock options per month, ending in May 2016, as this outside director is no longer a director of the company effective July 31,2016 and, as part of his resignation as director, he cancelled his rights to continue to receive options effective June 1, 2016. The director received 500,000 common stock options during the year ended December 31, 2016, valued at $4,950. The director also received 100,000 common stock options per month during the year ended December 31, 2015, valued at $11,880. This resignation was not prompted by any disagreement with the company with regard to any of its policies, operations or practices.

For the year ended December 31, 2016 and 2015 we incurred an aggregate $494,711  and $343,293, respectively, to companies controlled by the Chief Executive Officer of the Company, for website hosting, website development and technical advisory services, server farm installations and IT equipment purchases. The officer also earned 100,000 common shares per month during the year ended December 31, 2016 under a consulting agreement, valued at $1,200. The officer also received $220,000 in December 2015 for prepaid consulting fees towards 2016 under the terms of a consulting agreement. The balance due to this officer and/or his affiliated companies at December 31, 2016 and 2015 was $94,832 and $72,876, respectively .

The balance due from Kwick at December 31, 2016 and 2015 was $63,715 and $51,898, respectively, and is shown on the balance sheet as Accounts Receivable - affiliate. The balance due to Kwick at December 31, 2016 and 2015 was $19,030 and $21,524 and is included in the balance sheet as Due To Related Parties (see Note 27).

During 2016 and 2015, approximately 10% of the Company’s voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, Ltd. Vermoegensverwaltungs-Gesellschaft Zurich Ltd. (VGZ) of Switzerland and Mr. Winkler. Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, Ltd., VGZ, and Mr. Winkler are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2015 and 2016. Mr. Winkler advanced operating capital against issuance by the Company of convertible promissory notes during 2016.

During the year ended December 31, 2016, Discovery Advisory Company advanced an additional $475,000, Kreuzfeld, Ltd advanced an additional $550,000 and Mr. Winkler advanced $220,000; during the year ended December 31, 2015, Discovery Advisory Company advanced an additional $745,000 and Kreuzfeld, Ltd advanced an additional $415,000. At December 31, 2016, $4,926,722 and $3,080,060 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $4,599,959 , $771,958 and $638,320 owed to Kreuzfeld, Ltd., VGZ and Mr. Winkler, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year to the first quarter of 2018 to provide companies sufficient time to implement the standards. Early adoption will be permitted, but not before the first quarter of 2017. Adoption can occur using one of two prescribed transition methods. In March and April 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” which provide supplemental adoption guidance and clarification to ASC 2014-09. ASU 2016-08 and ASU 2016-10 must be adopted concurrently with the adoption of ASU 2014-09. The Company has evaluated the impact of these new standards and feel that this will not have a material impact.

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

On August 2014, FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This was adopted by the company for the current period of December 31,2016. The adoption of ASU 2014-15 does not have a material impact on our financial position or results of operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

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

In March 2016, FASB issued ASU No. 2016-09, “Improvements to Employee Share-based Payment Accounting” (“ASU 2016-09”). ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted. The Company is currently evaluating the standard and the impact on its consolidated financial statements and footnote disclosures .

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU No. 2015-03. The amendments of ASU No. 2015-03 were issued to reduce complexity in the balance sheet presentation of debt issuance costs. ASU No. 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard. Additionally, in August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU No. 2015-15, as ASU No. 2015-03 did not specifically address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU No. 2015-15 allows an entity to continue to defer and present debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance in ASU No. 2015-03 and ASU No. 2015-15 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this standard for the year ended December 31, 2016, which did not have a material effect on the Company’s consolidated financial statements.

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

26. SUBSEQUENT EVENTS

During January through April 2017 we received an aggregate $195,000 working capital loans from two accredited investors, which are both covered by convertible promissory notes carrying interest at 10% per year.

At February 27, 2017, a Class AA Senior Secured Convertible Revolving Promissory Note from a loan dated July 31, 2012 from Cambridge Services, Inc in the principal amount of $1,130,398 plus accrued interest of $168,425 was assigned to Tanja Greilinger.

