Form 10-Q
period 2017-03-31
Kiwibox.Com, Inc.
filed 2017-05-22
CIK 838796

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _______ to _______

Commission file number 33-20432

KIWIBOX.COM, INC.

Formerly known as Magnitude Information Systems, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	75-2228828
(State or other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

330 West 42nd Street, #3210 New York, NY 10036	(212) 239-8210
(Address of Principal Executive Office) (Zip Code)	(Registrant’s telephone number including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):

Yes ☐  No ☒

The number of shares of Registrant’s Common Stock, $0.0001 par value, outstanding as of May 15, 2017, was 688,493,060 shares.

1

KIWIBOX.COM, INC.

PART I - Item 1 Financial Statements

Kiwibox.Com, Inc.

Balance Sheets

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Current Assets
Cash and cash equivalents	$1,926	$15,185
Accounts receivable - affiliate, net of allowance for Doubtful accounts of $0	66,500	63,715
Prepaid expenses and other current assets	165,000	220,182
Total Current Assets	233,426	299,082

Property and equipment, net of accumulated Depreciation of $117,278 and $116,530, respectively	3,577	4,325
Other assets	12,007	12,007
Total Assets	$249,010	$315,414

Liabilities and Stockholders’ Equity (Impairment)

Current Liabilities
Accounts payable	275,618	274,750
Accrued expenses	6,275,523	5,929,729
Due to related parties	85,371	111,215
Obligations to be settled in stock	289,468	289,198
Dividends payable	850,998	838,182
Loans and notes payable - other	100,000	100,000
Convertible notes payable - related parties	14,212,019	14,017,019
Current maturities of long-term debt	33,529	33,529
Liability for derivative conversion feature –related parties	19,417,264	18,889,495
Total Current Liabilities	41,539,790	40,483,117

Stockholders’ Equity (Impairment)
Preferred Stock, $0.001 par value, non-voting, 3,000,000 shares authorized; 85,890 shares issued and outstanding	86	86
Common Stock, $0.0001 par value, 1,400,000,000 shares authorized; issued and outstanding 688,493,060 and 688,493,060 shares respectively	68,847	68,847
Additional paid-in capital	52,733,065	52,733,065
Accumulated deficit	(94,092,778)	(92,969,701)
Total Stockholders’ Equity (Impairment)	(41,290,780)	(40,167,703)
Total Liabilities and Stockholders’ Equity (Impairment)	$249,010	$315,414

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc.

Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended March 31,
	2017	2016
Net Sales
Advertising - affiliate	$2,785	$2,337
Total Net Sales	2,785	2,337
Cost of Goods Sold
Website hosting expenses	4,650	1,650
Total Cost of Goods Sold	4,650	1,650
Gross Profit (Loss)	(1,865)	687

Selling expenses	108,752	135,663
Stock-based compensation	—	2,280
General and administrative expenses	124,410	173,644
Loss From Operations	(235,027)	(310,900)
Other Income (Expense)
Miscellaneous income/(expense)	—	(960)
Interest expense	(347,465)	(319,668)
Interest expense - derivative conversion features	(542,670)	(563,489)
Change in fair value – derivative liabilities	14,901	(60,719)
Total Other Income (Expense)	(875,234)	(944,836)
Loss Before Benefit (Provision) for Income Taxes	(1,110,261)	(1,255,736)
Benefit (Provision) for Income Taxes	—	—
Net Loss	$(1,110,261)	$(1,255,736)
Dividends on Preferred Shares	(12,816)	(12,816)
Net Loss Applicable to Common Shareholders, basic and diluted	$(1,123,077)	$(1,268,552)
Net Loss Per Common Share, basic and diluted	$(0.002)	$(0.002)
Weighted Average of Common Shares Outstanding	688,493,060	685,275,478

The accompanying notes are an integral part of the financial statements.

Kiwibox.Com, Inc.

Statements of Cash Flows (Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash Flows From Operating Activities
Net Loss	$(1,110,261)	$(1,255,736)

Adjustments to Reconcile Net Loss to Net Cash Used by Operations
Depreciation and amortization	748	450
Securities issued for services	—	2,280
Loss on debt extinguishment	—	960
Change in fair value – derivative liabilities	(14,901)	60,719
Intrinsic value of beneficial conversion feature	542,670	563,489
Decreases (Increases) in Assets
Accounts receivable - affiliates	(2,785)	(2,338)
Prepaid expenses	55,182	55,160
Increases (Decreases) in Liabilities:
Liabilities to be settled in stock	270	3,270
Accounts payable	868	(2,576)
Accrued expenses	345,794	318,476
Net Cash Used by Operating Activities	(182,415)	(255,846)

Cash Flows From Financing Activities
Proceeds from loans/notes payable	195,000	230,000
Net proceeds (repayments) to related parties	(25,844)	26,641
Net Cash Provided by Financing Activities	169,156	256,641

Net Increase (Decrease) in Cash	(13,259)	795

Cash at beginning of period	15,185	—
Cash at end of period	$1,926	$795

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest Paid	$—	$—
Income Taxes Paid	$—	$31

The accompanying notes are an integral part of the financial statements.

5

NON-CASH INVESTING AND FINANCING ACTIVITIES

Three Months Ended March 31, 2017
Quarter to date dividend accruals	$12,816

Three Months Ended March 31, 2016
Settlement of obligations with common stock	$2,280
Quarter to date dividend accruals	$12,816

Kiwibox.Com, Inc.

Notes to Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed balance sheet at December 31, 2016 was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. The other information in these condensed financial statements is unaudited but, in the opinion of management, reflects all adjustments necessary for a fair presentation of the results for the periods covered. All such adjustments are of a normal recurring nature unless disclosed otherwise. These condensed financial statements, including notes, have been prepared in accordance with the applicable rules of the Securities and Exchange Commission and do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the financial statements and additional information as contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, Continued

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

Advertising Costs

Advertising costs are charged to operations when incurred. Advertising expense was $4,000 and $1,500 for the three months ended March 31, 2017 and 2016, respectively.

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

A total of $0 and $0 was capitalized for web-site development work during the three months ended March 31, 2017 and 2016, respectively.

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

Net Loss Per Share

Net loss per share, in accordance with the provisions of ASC 260, “Earnings Per Share” is computed by dividing net loss by the weighted average number of shares of Common Stock outstanding during the period. Common Stock equivalents have not been included in this computation since the effect would be anti-dilutive. Such common stock equivalents totaled 220,002,714 common shares at March 31, 2017, comprised of 4,000,000 shares issuable upon exercise of stock purchase warrants, 3,500,000 shares issuable upon exercise of stock options, 729,537 shares exercisable upon conversion of convertible preferred shares, and 211,773,177 shares potentially issuable upon conversion of convertible debt. Such debt and the related accrued interest, is presently convertible at the option of five holders at a conversion price of 50% of the ten day trailing market price and one holder at a fixed conversion price of $0.001. The total principal due under these notes of $14,212,019 would yield in excess of 43 billion shares if fully converted, however, the respective notes, all of which were issued to these four investors, carry a stipulation whereby the number of all shares issued pursuant to a conversion, may in the aggregate not exceed a number that would increase the total share holdings beneficially owned by such investor to a level above 9.99%. At the end of the year, this clause limits any conversion to the aforementioned number of shares. All of the aforementioned conversions or exercises, as the case may be, are at the option of the holders.

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

2. GOING CONCERN

The ability of the Company to continue its operations is dependent on increasing sales and obtaining additional capital and financing. Our revenues during the foreseeable future are insufficient to finance our business and we are entirely dependent on the willingness of existing investors to continue supporting the Company with working capital loans and equity investments, and our ability to find new investors should the financial support from existing investors prove to be insufficient. If we were unable to obtain a steady flow of new debt or equity-based working capital we would be forced to cease operations. In their report for the fiscal year ended December 31, 2016, our auditors had expressed an opinion that, as a result of the above, there was substantial doubt regarding our ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern. Management has also concluded that due to the conditions described above, there is substantial doubt about the entity’s ability to continue as a going concern through May 22, 2018. We have evaluated the significance of the conditions in relation to our ability to meet our obligations and believe that our current cash balance and our operations will not provide sufficient capital to continue operations through 2017. Management’s plans are to continue seeking equity and debt capital until cash flow from operations cover funding needs. We cannot assure you that financing will be available on favorable terms or at all.

3. CONCENTRATIONS OF BUSINESS AND CREDIT RISK

The Company maintains cash balances in a financial institution which is insured by the Federal Deposit Insurance Corporation up to $250,000. Balances in these accounts may, at times, exceed the federally insured limits. At March 31, 2017, cash balances in bank accounts did not exceed this limit. The Company provides credit in the normal course of business to customers located throughout the U.S. and overseas. The Company performs ongoing credit evaluations of its customers and maintains allowances for doubtful accounts based on factors surrounding the credit risk of specific customers, historical trends, and other information.

4. PREPAID EXPENSES

Prepaid expenses consist of the following at:

	March 31, 2017	December 31, 2016
Consulting fees	$165,000	$220,000
Business insurance	—	182
	$165,000	$220,182

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following at:

	March 31, 2017	December 31, 2016
Furniture	$15,040	$15,040
Leasehold Improvements	24,130	24,130
Equipment	81,685	81,685
	120,855	120,855
Less accumulated depreciation	117,278	116,530
Total	$3,577	$4,325

Depreciation expense charged to operations was $748 and $450 in the first three months of 2017 and 2016, respectively.

6. INTANGIBLE ASSETS

Intangible assets consisted of software for website development costs as follows:

December 31, 2016
Website development costs	$254,264
Less accumulated amortization	254,264
Total	$0

Amortization expense for the three months ended March 31, 2017 and 2016 was $0 and $0, respectively.

7. INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

On December 10, 2013, the company signed an equity purchase agreement with Marcus Winkler to sell to him eighty (80%) percent of the equity of its German subsidiary, Kwick. Pursuant to the terms of the agreement, the purchaser paid 36,000 Euros as the purchase price and the company was required to obtain shareholder approval of the sale as required under applicable Delaware Law. The majority shareholder approval was obtained on December 18, 2013. In addition, the Company and Mr. Winkler signed a Lock-Up and Standstill Agreement pursuant to the general terms of which the Company agreed not to participate in the management, operations or finances of Kwick, which shall be exclusively managed and under control of the purchaser. Accordingly, the Company’s minority ownership position shall be subject, in all respects, to the exclusive control of the purchaser. Mr. Winkler also has investment and voting control over Kreuzfeld Ltd., a major creditor of the company, which holds a Class AA convertible promissory note with an outstanding balance (including accrued interest) of $6,654,258 as of March 31, 2017. Mr. Winkler also personally holds a class AA convertible promissory note which was converted to a class A senior convertible revolving promissory note on November 25, 2016 with an outstanding balance (including accrued interest) of $311,765 on March 31, 2017. On June 22, 2015, a Class A Senior Revolving Promissory Note with a principal amount of $340,000 was assigned from Ulrich Schuerch to Mr. Winkler. On November 25, 2016 this note was converted to a class A senior convertible revolving promissory note (see Note 13).

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

Due to the significant reductions in fair value of this reporting unit that were considered other than temporary, and impairment of the related goodwill, the carrying value of this cost method investment was zero at December 31, 2016 and March 31, 2017.

8. ACCRUED EXPENSES

Accrued expenses consisted of the following at:

	March 31, 2017	December 31, 2016
Accrued interest	$6,119,689	$5,772,224
Accrued payroll, payroll taxes and commissions	24,145	25,586
Accrued professional fees	99,817	99,197
Accrued rent/deferred rent obligation	7,937	8,787
Miscellaneous accruals	23,935	23,935
Total	$6,275,523	$5,929,729

9. OBLIGATIONS TO BE SETTLED IN STOCK

Obligations to be settled in stock consisted of the following at:

	March 31, 2017	December 31, 2016
Obligation for warrants granted for compensation	$100,000	$100,000
600,000 common shares issuable to a consultant who was a director of the company, for services rendered.	36,000	36,000
1,500,000 (2017) and 1,200,000 (2016) common shares, and 2,900,000 (2017) and 2,900,000 (2016) stock options issuable to two officers of the Company pursuant to their respective employment Agreements	58,328	58,057
8,600,000 (2016) and 8,600,000 (2016) stock options issuable to one director who also serves as the Company’s general counsel	85,140	85,140
1,000,000 warrants granted in the Pixunity.de asset purchase	10,000	10,000
	$289,468	$289,198

10. LOANS PAYABLE

The Company (formerly Magnitude, Inc.) had borrowings under short term loan agreements with the following terms and conditions at March 31, 2017 and December 31, 2016:

On December 4, 1996, the company (formerly Magnitude, Inc.) repurchased 500,000 shares of its common stock and retired same against issuance of a promissory note maturing twelve months thereafter accruing interest at 5% per annum and due December 4, 1998. This note is overdue as of September 30, 2005 and no demand for payment has been made.	$75,000
Total	$75,000

11. NOTES PAYABLE

	March 31, 2017	December 31, 2016
Balance of non-converted notes outstanding. Attempts to locate the holder of this note, to settle this liability, have been unsuccessful.	$25,000	$25,000

From September 2008 through March 2017 seven creditors loaned the Company funds under the terms of the convertible notes issued, as modified in March 2009 and July 2010 and April 2011 and August 2012(see Note 13).On November 25, 2016, the Company issued a Class A Senior Convertible Revolving Promissory Note (“Class A Note”) to Marcus Winkler in the amount of $636,725 consolidating the series of loans (and related accrued interest) made to the company since February 2011 and including all advances made during the current year. On February, 27, 2017 a class AA Senior Secured Convertible Revolving Promissory Note with a principal amount of $1,130,398 was assigned from Cambridge Services, Inc to Tanja Greilinger. Each of these promissory notes is due on demand, and accrues interest at the rate of 10%, per annum. The conversion features applicable to the other creditors’ notes do not apply to Mr. Winkler’s notes as his notes have a fixed conversion price of $0.001.

	14,212,019	14,017,019
Total	$14,237,019	$14,042,019

12. LONG-TERM DEBT

Long-term debt as of March 31, 2017 and December 31, 2016 is comprised of the following:

Discounted present value of a non-interest bearing $70,000 settlement with a former investor of Magnitude, Inc. to be paid in 24 equal monthly payments commencing July 1, 1997. The imputed interest rate used to discount the note is 8% per annum. This obligation is in default.	$33,529
Total	33,529
Less current maturities	33,529
Long-term debt, net of current maturities	$—

13. DERIVATIVE CONVERSION FEATURES

On July 27, 2010, the Company issued two Class A Senior Convertible Revolving Promissory Notes (“Class A Notes”), one to Cambridge Services, Inc., in the principal amount of $683,996, consolidating the series of loans (and related accrued interest) made to the Company since June 26, 2009, and one to Discover Advisory Company, in the principal amount of $1,160,984, consolidating the series of loans (and related accrued interest) made to the Company since September 19, 2008 and including advances through September 30, 2010. On November 25, 2016, the Company issued a Class A Senior Convertible Revolving Promissory Note (“Class A Note”) to Marcus Winkler in the amount of $636,725 consolidating the series of loans (and related accrued interest) made to the company since February 2011 and including all advances made during the current year. Each of these promissory notes are due on demand, accrue interest at the rate of 10%, per annum. All promissory notes contain conversion caps, limiting conversions under these notes to a maximum beneficial ownership position of Company common stock to 9.99% for each lender. Each of these notes contains Company covenants, requiring the lenders’ prior written consent in order for the Company to merge, issue any common or preferred stock or any convertible debt instruments, declare a stock split or dividends, increase any compensation to its officers or directors by more than five (5%) during any calendar year. Each of the notes, with the exception of Mr. Winkler’s notes are convertible (including accrued interest) at the option of each lender into Common Stock of the Company at 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001 (the "Conversion Price"). The conversion feature applicable to the other creditors’ notes does not apply to Mr. Winkler’s notes as his notes have a fixed conversion price of $0.001. During the three months ended March 31, 2017 and March 31, 2016, there were no note conversions.

The Company renegotiated certain outstanding promissory notes with its four major creditors, Discover Advisory Company of the Bahamas (“DAC”), Kreuzfeld Ltd. of Switzerland (“Kreuzfeld”), Cambridge Services, Inc. of Panama (“CSI”) and Vermoegensverwaltungs-Gesellschaft Zurich LTD of Switzerland (“VGZ”). As of August 1, 2012, the Company authorized the issue of a new series of corporate notes, the Class AA Senior Secured Convertible Revolving Promissory Notes, dated as of August 1, 2012 (the New Note(s)”) and issued New Notes: (1) to DAC, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated July 27, 2010, in the original principal amount of $1,080,984, now cancelled, which had an outstanding balance due (including accrued interest) of $6,860,911 as of December 31, 2016 and $7,113,698 at March 31, 2017; (2) to Kreuzfeld, with a maximum credit facility of $5,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 16, 2011, in the original principal amount of $2,000,000, now cancelled, which had an outstanding balance due (including accrued interest) of $6,475,261 at December 31, 2016 and $6,654,258 at March 31, 2017; (3) to CSI, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated August 1, 2011, in the original principal amount of $1,303,996, now cancelled, with an outstanding balance due (including accrued interest) of $4,347,340 as of December 31, 2016; and $3,114,551 at March 31, 2017; On February, 27, 2017 a class AA Senior Secured Convertible Revolving Promissory Note with a principal amount of $1,130,398 was assigned from Cambridge Services, Inc to Tanja Greilinger which has an outstanding balance due (including accrued interest) of $1,308,734 at March 31, 2017 and; (4) to VGZ, with a maximum credit facility of $2,000,000 which replaced the Company’s outstanding Class A Senior Convertible Revolving Promissory Note, dated September 30, 2010, in the original principal amount of $2,000,000, now cancelled, with an outstanding balance due (including accrued interest) of $1,186,746 as of December 31, 2016 and $1,205,781 at March 31, 2017. The Company also converted a private loan and a demand note with Mr. Winkler into a Class AA Senior Convertible Revolving Promissory note, dated November 25, 2016, with an outstanding balance due (including accrued interest) of $852,961 as of December 31, 2016 and $868,661 at March 31, 2017. All of the New Notes accrue interest at the rate of 10%, are convertible into common shares at the conversion rate equal to 50% of the averaged ten closing prices for the Company's Common Stock for the ten (10) trading days immediately preceding the Conversion Date but in no event less than $0.001, and are due on demand. The above conversion feature does not apply to Mr. Winkler’s notes as his notes have a fixed conversion price of $0.001. Pursuant to an Equity and Stock Pledge Agreement, also negotiated and executed as of August 1, 2012, the repayment of the outstanding indebtedness of the New Notes is secured by all of the limited partnership interests of the Company’s partly-owned (now deconsolidated) German subsidiary, KWICK! Community GmbH & Co. KG, a private German limited partnership (“KG”), and all of its shares of the sole general partner of KG, KWICK! Community Beteiligungs GmbH.

13. DERIVATIVE CONVERSION FEATURES  (continued)

The Company accounted for the conversion features underlying these convertible debentures in accordance with ASC 815-40, Contract in Entity’s Own Equity, as the conversion feature embedded in the convertible debentures could result in the note principal and related accrued interest being converted to a variable number of the Company’s common shares. The Company determined the value of the derivate conversion features of new debentures issued to these holders plus accrued interest during the three months ended March 31, 2017 under these terms at the relevant commitment dates to be $542,670 utilizing a Black-Scholes valuation model. The change in fair value of the liability for the conversion feature resulted in income of $14,901 for the three months ended March 31, 2017, which is included in Other Income (Expense) in the accompanying financial statements. The fair value of these derivative conversion features was determined to be $19,417,264 at March 31, 2017.

14. COMMITMENTS AND CONTINGENCIES

We maintain offices for our operations at 330 W. 42th Street, New York, New York 10036, for approximately 990 square feet. This lease requires initial minimum monthly rentals of $3,833 plus tenants’ share of utility/cam/property tax charges which average approximately $291 per month. During 2013 the Company successfully negotiated a 5 year lease, with future minimum rentals as follows:

2017	38,202
2018	47,847

In May 2010 the Company negotiated a lease of an apartment in New York City for the CEO in order to reduce travel costs. In December 2013 the lease was extended through May 31, 2015 at a monthly rate of $2,943. In March of 2015 the lease was again extended to May 31, 2016 at the same terms. In April 2016 the lease was extended through May 31,2017 at a monthly rate of $3,154..

Our total rent expenses were $22,464 and $18,400 during the three months ended March 31, 2017 and 2016, respectively.

The Company is party to a consulting agreement with its Chief Executive Officer for monthly cash compensation of $18,333, or $220,000 per year. This agreement was extended through December 31, 2017. Payment for the period January 1, 2016 through December 31, 2016 was made on December 1, 2015 in accordance with the terms of this extended agreement. During 2016, the officer received $220,000 fees towards 2017 under terms of a consulting agreement; the agreement calls for the total payment of $220,000 to be payable in advance and as soon as practicable. There were no changes to the stock compensation portion of any earlier agreement.

In the three months ended March 31, 2017 and March 31, 2016 this officer was granted 300,000 shares.

15. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2017, the Company sold advertising space on its Kiwibox.com website to Kwick totaling $2,785, which is included in the $66,500 balance due from Kwick at March 31, 2017. Kwick is Majority-owned by Mr. Winkler, who in turn is a related party of the Company (see Note 7).

During the three months ended March 31, 2017 and 2016 one outside director of the Company who also serves as the Company’s general and securities counsel, was paid an aggregate $1,997 and $15,375 respectively, for legal services.

The director also received 0 common stock options during the three month period ending March 31, 2017 as this outside director is no longer a director of the company effective July 31, 2016 and, as part of his resignation as director, he cancelled his rights to continue to receive options effective June 1, 2016. The director received 300,000 common stock options during the three month period ending March 31, 2016, valued at $2,970. This resignation was not prompted by any disagreement with the company with regard to any of its policies, operations or practices.

During the three months ended March 31, 2017 and 2016 we incurred aggregate expenses of $108,751   and $117,445, respectively, to companies controlled by the Chief Executive Officer, for website hosting, website development and technical advisory services, server farm installations and IT equipment purchases. The officer also earned 100,000 common shares per month during the three months ended March 31, 2017 and 2016 under a consulting agreement, valued at $270 and $300 respectively. The officer also received $220,000 during 2016 for prepaid consulting fees toward 2017 under the terms of a consulting agreement.

Through March 31, 2017, approximately 10% of the voting stock was beneficially held by Discovery Advisory Company, located in the Bahamas, and Cambridge Services Inc., Kreuzfeld, LTD,Vermoegensverwaltungs-Gesellschaft Zurich LTD. (VGZ) of Switzerland, Mr. Winkler, and Tanja Greilinger. Discovery Advisory Company, Cambridge Services Inc., Kreuzfeld, LTD, VGZ, Mr. Winkler, and Tanja Greilinger are major creditors, having advanced operating capital against issuance by the Company of convertible promissory notes during 2017 and 2016.

During the three months ended March 31, 2017, Kreuzfeld, LTD and Discovery Advisory Company advanced an additional $65,000 and $130,000 respectively. At March 31, 2017, $5,056,722 and $1,949,622 of such notes were outstanding and owed to Discovery Advisory Company and Cambridge Services Inc, respectively and $4,666,554, $771,958, $636,725 and $1,130,398 owed to Kreuzfeld, Ltd., VGZ , Mr. Winkler and, Tanja Greilinger respectively.

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

For the three months ending March 31, 2017 and 2016, the fair value of the embedded conversion liabilities was determined using the Black-Scholes model calculating fair value based on the conversion discount as well as the term and short-term bond rate. During the three months ending March 31, 2017 the following assumptions were used: (1) conversion discounts of 50%; (2) a look back period of 10 days (3) bond rates of 0.46% to 0.75% and (4) volatility range of 75% to 177%.

Fluctuation in value is largely based on the change in the daily share price accompanied by the conversion discount. The change in volatility has the greater affect on the conversion liability during each reporting period, as higher volatility levels will yield larger values.

The following table reconciles, for the three months ended March 31, 2017, the beginning and ending balances for financial instruments that are recognized at fair value in the consolidated financial statements:

Conversion Liability at January 1, 2017	18,889,495
Value of beneficial conversion features of new debentures	542,670
Change in value of beneficial conversion features during period	(14,901)
Conversion Liability at March 31, 2017	$19,417,264

The fair value of the conversion features are calculated at the time of issuance and the Company records a conversion liability for the calculated value. The Company recognizes interest expense for the recognition of the conversion liability.

17. SUBSEQUENT EVENTS

During April 2017 and through May 16, 2017 we received $60,000 of working capital from accredited investors, which are covered by convertible promissory notes.

On May 16, 2017 Andre Scholz, the company’s President, CEO and CFO passed away. The interim President CEO and CFO is Michael Zaroff effective as of May 18, 2017.

18. RECENTLY ISSUED AND NEWLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (“ASU 2014-09”), which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In July 2015, the FASB voted to delay the effective date of ASU 2014-09 by one year to the first quarter of 2018 to provide companies sufficient time to implement the standards. Early adoption will be permitted, but not before the first quarter of 2017. Adoption can occur using one of two prescribed transition methods. In March and April 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net)” and ASU 2016-10, “Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing” which provide supplemental adoption guidance and clarification to ASC 2014-09. ASU 2016-08 and ASU 2016-10 must be adopted concurrently with the adoption of ASU 2014-09. The Company has evaluated the impact of these new standards and feels that this will not have a material impact.

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

On August 2014, FASB issued Accounting Standards Update No. 2014-15, Presentation of Financial Statements - Going Concerns (Subtopic 205-40): Disclosures of Uncertainties about an Entity’s Ability to continue as a Going Concern. The amendments require management to assess an entity’s ability to continue as a going concern by incorporating and expanding upon certain principles that are currently in U.S. auditing standards. Specifically, the amendments (1) provide a definition of the term substantial doubt, (2) require an evaluation every reporting period including interim periods, (3) provide principles for considering the mitigating effect of management’s plans, (4) require certain disclosures when substantial doubt is alleviated as a result of consideration of management’s plans, (5) require an express statement and other disclosures when substantial doubt is not alleviated, and (6) require an assessment for a period of one year after the date that the financial statements are issued (or available to be issued). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This was adopted by the company for the current period and the period ending December 31,2016. The adoption of ASU 2014-15 does not have a material impact on our financial position or results of operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company were unable to continue as a going concern.

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

In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, or ASU No. 2015-03. The amendments of ASU No. 2015-03 were issued to reduce complexity in the balance sheet presentation of debt issuance costs. ASU No. 2015-03 requires that debt issuance costs be presented in the balance sheet as a direct deduction from the carrying amount of debt liability, consistent with debt discounts or premiums. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this standard. Additionally, in August 2015, the FASB issued ASU No. 2015-15, Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements, or ASU No. 2015-15, as ASU No. 2015-03 did not specifically address presentation or subsequent measurement of debt issuance costs related to line-of-credit arrangements. ASU No. 2015-15 allows an entity to continue to defer and present debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The guidance in ASU No. 2015-03 and ASU No. 2015-15 is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company adopted this standard for the current period and the year ended December 31, 2016, which did not have a material effect on the Company’s consolidated financial statements.

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

The following discussion and analysis should be read in conjunction with the consolidated financial statements of Kiwibox.Com, Inc., contained herein and in the Company’s annual report for the year ended December 31, 2016 as filed on Form 10-K. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

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

Our operating expenses, not including stock-based compensation, are at a level of approximately $78,000 per month. (see sections “Loans and Notes Payable”).

Potential Revenue Streams and Marketing Strategy

Currently we generate all of our revenue from advertising/sponsorships. We anticipate revenue growth from increased membership activity and our revitalized website as we continue to implement new marketing strategies. Our software and networking technologies that we incorporated during the last 5 years now permit our mobile devices to accept and receive direct advertising. Our social networks permit us to work with potential advertisers to identify the right member groups for direct target advertising, a marketing channel that is readily accessible to our social media community.

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

The results of our year-long marketing efforts clearly show the following positive trends in the growth of our community at March 31, 2017:

•	Active Members – Our Kiwibox.com website has 5.03 Million Active Members as of March 31, 2017, an increase of approximately 1.47 % over the fourth quarter, 2016. Active users are those which have logged in to Kiwibox.com during the last 90 days.

•	Unique Visitors – For the quarter ended March 31, 2017, we had 7.74 Million Unique Visitors to our Kiwibox.com website, an increase of approximately .52% over the fourth quarter 2016 results. Unique Visitors refers to the number of distinct individuals requesting pages from our Kiwibox.com website during a specific period, regardless of how often they visit. Visits refer to the number of times our Kiwibox.com website is visited, no matter how many visitors make up those visits.

•	Page Impressions – We had 211.9 Million Page Impressions during the first quarter of 2017, a decrease of approximately 3.81 % over the fourth quarter 2016. Generally, Page Views refer to a number of pages which are viewed or clicked on our Kiwibox.com website during the quarter.

•	Guestbook Entries – For the quarter ended March 31, 2017, Kiwibox.com had 168.9 Million Guestbook Entries, an increase of approximately 1.9% from the fourth quarter 2016. A Guestbook is a logging system that permits visitors to our Kiwibox.com website to leave a public comment.

•	Blog Entries – Our Kiwibox.com website members and visitors entered 121.0 Million Blog Entries during the first quarter of 2017, an approximate 3.6% increase over the fourth quarter 2016. A Blog Entry is a message entered in our Kiwibox.com.

•	Unique Mobile Visitors – For the quarter ended March 31, 2017 Kiwibox.com had 1.26 million Unique Mobile Visitors, an increase of approximately 24.75% over the fourth quarter 2016.

Market Position

Our social media’s market penetration continues to rely upon our innovations where we strive to enhance our member’s experiences with our community. Our members enjoy our interactive platforms where we blog, play games, chat and share pictures.

The Kiwibox Network is in a unique position because it combines the excitement of a dating community with the benefits and accessibility of a real social network. The Kiwibox Group encourages members to explore local events in their area, connect with other members and enjoy the additional member exclusive benefits the social network is offering, such as games, blogging, chatting, picture-sharing and online-flirting. This community behavior binds users to the platform and is the base for our viral marketing.

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

Safety-What’s New

Content analysis and security:

We have integrated our own new content detection system which analyses content for real/fake contents. This has reduced the page impressions; but high quality content is more important for us. Our spamming mechanism has been extremely modified to give our users a security protection. We integrated new teen own developed protection mechanism and our whole content and customer connections are now server based encrypted.

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

The Kiwibox Network is focusing on the fast growing mobile usage phenomenon, being online with friends’ all the time and everywhere. At present, more than 960,000 company Apps are installed worldwide.

During the third quarter of 2016 we focused further on mobile development and released an additional Mobile App for the Android 6 and 7 Platform- the Kiwibox Go! App.

New Kiwibox “Meet and Date” App

In addition to our free platform, Kiwibox introduced, and is to release; a membership based flirting/dating platform in the next few months. This development is now in its last steps. We are also integrating useful features for our users, like a regional based database for jobs and apartments.

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

Employees

Currently, we have 2 employees.

Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Our website presence is not yet supported by a volume of active members-users that would provide a basis for significant growth in advertising revenue. For the quarter ended March 31, 2017, total revenues amounted to $2,785 compared to $2,337 recorded in the first quarter in 2016 All revenue was received from our affiliate company Kwick.

Gross profit (loss) for the quarter ended March 31, 2017 amounted to $(1,865) as compared to $687 for the corresponding interim period in 2016.

After deducting selling and general and administrative expenses of $233,162 for the first quarter ended March 31, 2017 compared to $311,587 recorded in the same period in 2016, the Company realized an operating loss of $235,027 for the first quarter of 2017 as compared to an operating loss of $310,900 for the same period in 2016. These operating expenses went down primarily due to two reasons. Two major investors have not committed to future financing and the other investors have given the order to reduce costs by 5-10% on the employee side. Therefore some of the growing services (support) were outsourced. Receiving less money had the effect of not being able to spend more. Additionally, the hardware costs became cheaper by merging pixunity into Kiwibox and optimizing hardware. Based on newer technology, more features could be used with less hardware and therefore the associated management costs and development costs decreased. For the year 2017 management expects operating expenses to remain steady and an expected increase in revenues due to new mobile advertising, this will start a process of putting the company on a path towards eventually eliminating the erosion of shareholder value.

The quarter concluded with a net loss of $1,110,261. After accounting for dividends accrued on outstanding preferred stock, which totaled $12,816, the net loss applicable to common shareholders was $1,123,077 or $0.002 per share compared to a net loss applicable to common shareholders of $1,268,552 or $0.002 per share for the first quarter in the previous year.

Liquidity and Capital Resources

We have financed our business with new debt since our cash flow is insufficient to provide the working capital necessary to fund our operations. We received $195,000 in cash from short-term loans from accredited private investors during the quarter. We have an ongoing and urgent need for working capital to fund our operations. If we are unable to continue to receive new equity investments or obtain loans, we will not be able to fund our operations and we will be required to close our business.

Our deficit in working capital amounted to $41,306,364 at March 31, 2017, as compared to $40,184,035 at December 31, 2016. Stockholders’ equity showed an impairment of $41,290,780 at the end of the period, compared to an impairment of $40,167,703 at the beginning of the year. The negative cash flow from operations during the three months totaled $182,415 and was financed by new debt.

The Company has $0 of bank debt as of March 31, 2017. Aside from trade payables and accruals, our remaining indebtedness at March 31, 2017 consisted of certain notes and loans aggregating $14,345,548 and the following obligations. Amounts due to related parties were $85,371. The liabilities from derivative conversion features were $19,417,264. The position “Obligations to be settled in stock” of $289,468 accounts for common shares due under consulting agreements, and for services to be settled in common stock options and warrants, where the underlying securities had not yet been issued. Current liabilities also include $850,998 accrued unpaid dividends on outstanding preferred stock. Such dividends will be paid only if and when capital surplus and cash-flow from operations are sufficient to cover the outstanding amounts without thereby unduly impacting the Company’s ability to continue operating and growing its business.

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

Item 4T. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ended March 31, 2017 covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

As of March 31, 2017, management assessed, with the participation of the Chief Executive Officer and Chief Financial Officer, the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments.  Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective as more fully described below.  Based on management’s assessment over financial reporting, management believes as of March 31, 2017, the Company’s internal control over financial reporting was not effective due to the following deficiencies:

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

Company management believes that notwithstanding the above identified deficiencies that constitute our material weakness, that the financial statements fairly present, in all material respects, the Company’s consolidated balance sheets as of March 31, 2017 and December 31, 2016 and the related statements of operations, and cash flows for the three months ended March 31, 2017 and 2016, in conformity with generally accepted accounting principles.

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

Changes in Internal Controls over Financial Reporting

Other than as stated above, during the quarter ended March 31, 2017, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

At the time of this report, the Company is not a party in any pending material legal proceedings.

Item 1A. RISK FACTORS

A smaller reporting company is not required to provide the information required by this Item.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

a) Issuance of unregistered securities

During the first quarter in 2017 the Company did not sell any unregistered securities.

(b) Not applicable

(c) None

Item 3. DEFAULTS UPON SENIOR SECURITIES

The Company, as of the date of this filing, is in arrears on the payment of certain dividends on its Series A, C, and D Senior Convertible Preferred Stock. Such arrears total approximately $850,998. These dividends have been accrued, however, the Company’s management has refrained from making payments at this time because of the absence of positive equity and/or surplus funds.

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

(b) Reports on Form 8-K:

On May 2, 2017, the company filed a report on 8K disclosing first quarter 2017 operational highlights.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

Kiwibox.Com, Inx.

Date: May 22, 2017	By:	/s/ Michael Zaroff
Interim Chief Financial Officer
(Interim Principal Financial Officer and Principal Accounting Officer)

